Form 10-Q
period 1999-09-30
QUICKLOGIC CORPORATION
filed 1999-11-15
CIK 882508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



(Mark  One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or


 [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .


                        COMMISSION FILE NUMBER   000-22671

                                  QUICKLOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation or organization)

                                   77-0188504
                      (I.R.S. Employer Identification No.)

                      1277 ORLEANS DRIVE SUNNYVALE, CA 94089 (Address of principal executive offices, including Zip Code)

                                 (408) 990-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                             YES  [   ]        NO  [ X ]




As of November 10, 1999, 17,642,570 shares of the Registrant's Common stock were outstanding.

                    QUICK LOGIC CORPORATION

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------------                                         ----
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30,
1999 (unaudited) and December 31, 1998...................................... 3

Condensed Consolidated Statements of Operations for the Three
and Nine month periods ended September 30, 1999 and 1998 (unaudited)........ 4

Condensed Consolidated Statements of Cash Flows for the
Nine month periods ended September 30, 1999 and 1998 (unaudited)............ 5

Notes to Condensed Consolidated Financial Statements (unaudited)............ 6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................... 9

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.................................... 23



Signatures.................................................................. 24

PART  I.     FINANCIAL  INFORMATION
Item  1.     Financial  Statements

                                     QUICKLOGIC CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                              (In thousands, except per share amounts)

                                                             Sept. 30,   Dec. 31,
                                                               1999        1998
                                                             --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                                $  5,610    $  7,595
    Accounts receivable, net                                    5,105       2,031
    Inventories                                                 3,781       2,877
    Other current assets                                        1,265         730
                                                              -------    --------
Total current assets                                           15,761      13,233

Property and equipment, net                                     3,368       2,892
Other assets                                                       43          43
                                                             --------    --------
TOTAL ASSETS                                                 $ 19,172    $ 16,168
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                           $  3,169    $  2,204
    Accrued liabilities                                         2,108       2,425
    Deferred income on shipments to distributors                5,589       4,737
    Current portion of long-term obligations                    6,265       7,186
                                                             --------    --------
Total current liabilities                                      17,131      16,552

Long-term obligations                                             509         591

Stockholders' equity (deficit):
    Preferred stock, $.001 par value                               10          10
    Common stock, $.001 par value                                   4           4
    Additional paid-in capital                                 62,624      61,388
    Stockholder note receivable                                  (121)       (121)
    Deferred compensation                                      (1,650)     (1,084)
    Accumulated deficit                                       (59,335)    (61,172)
                                                             --------    --------
                Total stockholders' equity                      1,532        (975)
                                                             --------    --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $ 19,172    $ 16,168
                                                             ========    ========

(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                                  QUICKLOGIC CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS
                                     OF OPERATIONS
                                      (Unaudited)
                        (In thousands, except per share amounts)

                                         Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                          1999       1998         1999        1998
                                        --------    -------     --------    --------
Revenue                                 $ 10,278    $ 7,883     $ 28,703    $ 21,961


Cost of revenue                            4,378      3,825       12,336      10,628
                                        --------   --------     --------    --------
Gross profit                               5,900      4,058       16,367      11,333

     Research and development              1,799      1,530        5,216       4,342
     Sales, general and administrative     3,196      2,256        9,111       6,803
     Stock compensation expense               76        102          311         323
                                        --------   --------     --------    --------
          Operating expenses               5,071      3,888       14,638      11,468
                                        --------   --------     --------    --------
Operating income                             829        170        1,729        (135)

Interest income and other, net                21         37          108         153
                                         -------    -------     --------    --------
Net income                               $   850    $   207     $  1,837    $     18
                                         =======    =======     ========    ========
Net income per share:
     Basic                                 $0.20      $0.05        $0.43       $0.01
     Diluted                               $0.06      $0.01        $0.12       $0.00
Shares used in per share calculations:
     Basic                                 4,306      4,238        4,296       4,216
     Diluted                              15,177     14,644       15,087      14,644

(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                                 QUICKLOGIC CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                         (In thousands, except per share amounts)

                                                              Nine Months Ended
                                                                 September 30,
                                                               1999       1998
                                                             --------    -------
Cash flows from operating activities:
    Net income                                               $  1,837  $     18
    Adjustments to reconcile net
      income to net cash used
      for operating activities:
      Depreciation and other non-cash charges                   1,194       941
      Provision for doubtful accounts and sales
        returns                                                 5,219     3,802
      Amortization of deferred compensation                       311       323
      Gain on disposal of assets                                    -        (5)
      Changes in assets and liabilities:
        Accounts receivable                                    (8,293)   (2,535)
        Inventory                                                (904)    1,740
        Prepaid and other assets                                 (535)     (442)
        Accounts payable                                          965      (105)
        Accrued liabilities and other                             285    (2,070)
                                                             --------  --------
          Net cash provided by operating activities                79     1,667

Cash flows from investing activities:
  Capital expenditures for property and equipment,
    net of dispositions                                        (1,670)     (492)
                                                              --------  --------
          Net cash used for investing activities               (1,670)     (492)

Cash flows from financing activities:
  Payment of debt obligations                                  (1,003)   (1,210)
  Proceeds from issuance of common stock, net                     359        99
  Borrowings from bank                                            250         -
                                                             --------  --------
          Net cash used for financing activities                 (394)   (1,111)

Net increase (decrease) in cash                                (1,985)       64
Cash at beginning of period                                     7,595     7,331
                                                             --------  --------
Cash at end of period                                        $  5,610  $  7,395
                                                             ========  ========

(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                                  QUICKLOGIC CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

We reincorporated in Delaware and completed our initial public offering of our common stock on October 15, 1999. Stockholders' equity has been adjusted for the associated 1-for-6 stock split of our common stock. The effect of this transaction has been reflected in the accompanying unaudited statements as if the conversion had occurred on December 31, 1997.

Our fiscal year ends on the Sunday closest to December 31. The nine month periods end on the Sunday closest to September 30. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While the our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Registration Statement on Form S-1 dated October 12, 1999. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

We exclusively use the U.S. dollar as our functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. We do not use derivative financial instruments.

During the three months ended September 30, 1999, two distributors of our products accounted for 15% and 12% of total sales. During the nine months ended September 30, 1999, two distributors of our products accounted for 10% and 17 of total sales. No end customer of our products accounted for more than 10% of total sales.

NOTE 2. NET INCOME PER SHARE

Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

                                         Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                          1999       1998          1999        1998
                                        --------    -------     --------    --------
Numerator:

  Net income                             $   850    $   207      $ 1,837    $     18
                                         =======    =======      =======    ========
Denominator:
  Common stock                             4,311      4,262        4,301       3,227
  Common stock to be issued                    -          -            -       1,013
  Unvested common stock option exercises      (5)       (24)          (5)        (24)
                                        --------    -------     --------    --------
Weighted average shares outstanding
  for basic                                4,306      4,238        4,296       4,216

Convertible preferred stock                9,912      9,912        9,912       9,912
Stock options and warrants                   954        470          874         492
Unvested common stock option exercises         5         24            5          24
                                        --------    -------     --------    --------
Weighted average shares outstanding
  for diluted                             15,177     14,644       15,087      14,644
                                         =======    =======      =======    ========

Net income per share
  Basic                                 $   0.20    $   0.05    $   0.43    $   0.01
                                         =======    =======      =======    ========
  Diluted                               $   0.06    $   0.01    $   0.12    $   0.00
                                         =======    =======      =======    ========

NOTE 3. Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 4. BALANCE SHEET COMPONENTS

       >

(in thousands)                                                 Sept. 30,  Dec. 31,
                                                                 1999      1998
Inventory:
  Raw materials                                                $    209  $     56
  Work-in-process                                                 3,293     2,611
  Finished goods                                                    279       210
                                                               --------  --------
    Total inventory                                            $  3,781  $  2,877
                                                               ========  ========

NOTE 5. LONG-TERM OBLIGATIONS

In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At September 30, 1999, we had borrowed the entire facility. The related notes mature in 2002. At September 30, 1999, we were in compliance with our covenants.

NOTE 6 DEFERRED COMPENSATION

During the three and nine months ended September 30, 1999, we have granted options and recorded related deferred compensation of $612,000 and $944,000, respectively, net of reversals associated with invested shares of terminated employees. Such deferred compensation is being amortized notably over the vesting period of the options.

NOTE 7. COMPREHENSIVE INCOME

     Effective January 1, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning after June 15, 2000. We do not currently, nor do we plan to, enter into, forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

NOTE 9. LITIGATION

We have no pending or threatened litigation.

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have has received and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We may in the future be involved in litigation with respect to alleged infringement by us of another party's patents. In the future, we may be involved with litigation to:

        Enforce our patents or other intellectual property rights.

        Protect our trade secrets and know-how.

        Determine the validity or scope of the proprietary rights of others.

        Defend against claims of infringement or invalidity.

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

NOTE 10. SUBSEQUENT EVENTS

In October 1999 we reincorporated in Delaware and, in conjunction with that reincorporation, effected a 1-for-6 stock split (the "Reverse Stock Split") of our preferred stock and common stock. All references to the number of shares of preferred stock, common stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Reverse Stock Split. The Board of Directors also approved a recapitalization that authorized 100 million shares of common stock and ten million shares of undesignated preferred stock.

The 1999 Stock Plan was adopted by the Board of Directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan is 5,000,000 shares of common stock. In addition, commencing January 2000, an annual increase will be added to the 1999 stock plan equal to the lesser of 5,000,000 shares or 5% of the outstanding shares on such date. The 1999 Employee Stock Purchase Plan was also adopted by the Board of Directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan is 2,000,000 plus annual increases equal to the lesser of 1,500,000 shares or 4% of the outstanding shares on such date.

We completed an initial public offering of our common stock on October 15, 1999. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 3,770,635 common shares at $10.00. Proceeds net of underwriting discounts and commissions of $35.1 million have been received.

We settled our patent litigation with Actel Corporation in August 1998. We paid our remaining obligation of $5,750,000 on November 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1998, found in our Registration Statement on Form S-1 filed October 12, 1999.

The information set forth below contains forward-looking statements (designated by an*), and our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks set forth below under "Factors That May Affect Future Results."

Overview

We design and sell field programmable gate arrays, embedded standard products and associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have three FPGA product families: pASIC1, introduced in 1991; pASIC2, introduced in 1996; and pASIC3, introduced in 1997. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products

In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 5% of total revenue.

We sell our products through three channels. First, we sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products and who have limited rights to return unsold product. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales to these point-of-sale distributors until after they have sold our products to systems manufacturers. Second, we sell our products through certain foreign distributors who have no contractual rights to earn a negotiated margin and who may only return defective products to us. We recognize revenue from sales to these distributors at the time of shipment. Finally, we sell our products directly to systems manufacturers and recognize revenue at the time of shipment to these systems manufacturers.

Average selling prices for our products typically decline rapidly during the first six to 12 months after their introduction, then decline less rapidly as the products mature. We attempt to maintain gross margins even as average selling prices decline through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions.* However, the markets in which we operate are highly competitive, and there can be no assurance that we will be able to successfully maintain gross margins. Any significant decline in our gross margins will materially harm our business.

We outsource the wafer manufacturing, assembly and test of all of our products. Under certain of our arrangements with these manufacturers, we are obligated to provide forecasts and enter into binding obligations for anticipated purchases. This limits our ability to react to fluctuations in demand for our products, which could lead to excesses or shortages of wafers for a particular product.

Results of Operations

The following data has been derived from unaudited financial statements that, in our opinion, include all adjustments necessary for a fair presentation of the information. Our quarterly results have been in the past, and in the future may be, subject to fluctuations. As a result, we believe that results of operations for the interim periods are not necessarily indicative of results for any future period.

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

                                       (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                              September 30,          September 30,
                                          1999       1998          1999        1998
                                        --------    -------     --------    --------
Revenue                                      100%       100%         100%        100%

Cost of revenue                               43         49           43          48
                                        --------   --------     --------    --------
Gross profit                                  57         51           57          52

     Research and development                 17         19           18          20
     Sales, general and administrative        31         29           32          31
     Stock Compensation expense                1          1            1           2
                                        --------   --------     --------    --------
          Operating expenses                  49         49           51          53
                                        --------   --------     --------    --------
Operating income (loss)                        8          2            6          (1)
Interest income and other, net                 -          1            -           1
                                         -------    -------      -------    --------
Net income                                     8%         3%           6%          -%
                                         =======    =======      =======    ========


Three months and Nine Months Ended September 30, 1998 and September 30, 1999

 Revenue. Revenue increased 31% from $22.0 million for the nine months ended September 30, 1998 to $28.7 million for the nine months ended September 30, 1999. Revenue increased 30% from $7.9 million for the three months ended September 30, 1998 to $10.3 million for the three months ended September 30, 1999. These increases in revenue resulted primarily from increased sales of our mature products including pASIC1 and pASIC2 and our new products including pASIC3 and ESPs, Sales of new products represented 5% of sales for the nine months in 1998 and 20% in the nine months of 1999. ESP revenue was insignificant in 1998 and grew to 5% of sales in the nine months of 1999. Sales of new products represented 10% of sales for the three months in 1998 and 23% in the three months of 1999. ESP revenue was insignificant in the three months 1998 and grew to 6% of sales in the three months 1999. We expect this trend in product mix change to continue.*

 Gross Profit. Gross profit increased 44% from $11.3 million for the nine months ended September 30, 1998 to $16.4 million for the nine months ended September 30, 1999. Gross margin improved between those periods from 52% to 57%. Gross profit increased 45% from $4.1 million for the three months ended September 30, 1998 to $5.9 million for the three months ended September 30, 1999. Gross margin improved between those periods from 52% to 57%. This increase in gross profit was primarily due to higher revenue. The gross margin improvement was primarily due to increased sales of our higher margin pASIC2 and pASIC3 products and higher revenue over relatively fixed production costs.

 Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $4.5 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. As a percentage of revenue, research and development expense declined from 20% to 18% for the same periods. Research and development expense increased from $1.6 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. As a percentage of revenue, research and development expense declined from 19% to 17% for the same periods. The increase in dollars spent on research and development was primarily due to investments in the development of our new ESP products. These efforts required the use of consultants and the hiring of additional personnel, which increased costs. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve.* Specifically in regard to our ESPs, we expect to continue to increase research and development spending.*

 Selling, General and Administrative Expense. Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $7.0 million for the nine months ended September 30, 1998 to $9.2 million for the nine months ended September 30, 1999. Selling, general and administrative expense as a percentage of revenue increased from 31% to 32% for the first nine months of 1998 and 1999, respectively. Selling, general and administrative expense increased from $2.3 million for the three months ended September 30, 1998 to $3.2 million for the three months ended September 30, 1999. Selling, general and administrative expense increased as a percentage of revenue from 29% for the three months of 1998 to 31% for the three months of 1999. The increases were primarily due to increased advertising expense related to the introduction of our ESPs and to hiring of additional sales, marketing, finance and administrative personnel. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.*

 Interest and Other Income, Net. Interest income, interest expense and other income, net was $153,000 in the nine months ended September 30, 1998 compared to $108,000 for the nine months ended September 30, 1999. Interest income, interest expense and other income, net was $37,000 in the three months ended September 30, 1998 compared to $21,000 for the three months ended September 30, 1999. A gain on the disposal of fixed assets of $5,000 was recorded in 1998.

 Deferred Compensation. We grant incentive stock options to hire, motivate and retain employees. With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of approximately $944,000 and $612,000 for the nine months and three months ended September 30, 1999, respectively.

 Provision for Income Taxes. No provision for income taxes was recorded for the periods presented due to our ability to utilize a portion of our state and federal net operating loss carryforwards.


Liquidity and Capital Resources

We have been profitable since the third quarter of 1998. At September 30, 1999, we had $5.6 million in cash, a decrease of $2.0 million from cash held at December 31, 1998. As of September 30, 1999, we had an accumulated deficit of $59.3 million. On October 15, 1999 we completed an initial public offering of our common stock. Proceeds of $35.1 million have been received.

We have an equipment financing line with a commercial bank. At September 30, 1999, we had obligations of $730,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

Net cash provided by operating activities was $79,000 and $1.7 million the first nine months of 1999 and 1998, respectively. The decrease in cash in 1999 was primarily attributable to increases in working capital, particularly accounts receivable and inventory. Reductions of inventory and accounts receivable were the primary source of cash in 1998.

Net cash used for investing activities was $(1.7) million, and $(492,000) for the first nine months of 1999 and 1998, respectively. The increases in property and equipment were comprised primarily of computers, purchased software and networking equipment.

Net cash used for financing activities was $(394,000) and $(1.1) million in the first nine months of 1999 and 1998, respectively. The 1999 amount includes net debt repayments of $753,000 partially offset by $359,000 received from the exercise of stock options. The 1998 decrease included $1.2 million in debt repayment partially offset by $99,000 received for stock option exercises.

Inflation

The impact of inflation on our business has not been material for the three and nine month periods presented.

Year 2000 Readiness Disclosure

 State of Readiness. We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. We have a team of eight employees representing each of our major departments, led by our manager of information systems, to identify and correct non-compliant systems. To the extent that any of our software applications had source code unable to appropriately interpret the upcoming Year 2000 and beyond, we have completed modification or replacement of such applications. We have recently replaced certain computer hardware in connection with our Year 2000 readiness program.

We are highly dependent on semiconductor foundry companies to produce our FPGA and ESP products. We have contacted these suppliers and have received assurances that Year 2000 issues will not affect their ability to deliver product.* We are also dependent upon third party software for the functioning of our software design tools, QuickWorks and QuickTools, that support our FPGA and ESP products. QuickWorks operates on Microsoft Windows while QuickTools runs on UNIX platforms. Our software products integrate software tools that have been developed and are maintained by third party vendors. We have contacted these vendors and have confirmed that such software products are Year 2000 compliant. We have also tested these products and found them to be Year 2000 compliant. However, any failure of Windows, UNIX or the integrated third party software tools due to Year 2000 problems, will adversely impact the performance of our software design tools, and our business could be materially harmed.

Costs Of Addressing Year 2000 Issues. Given the information known at this time about our non-compliant systems, coupled with our ongoing process of monitoring our third party suppliers and vendors for Year 2000 compliance, as well as implementing contingency plans, we do not expect Year 2000 compliance costs to have any material adverse impact on our business. We estimate that total costs for the Year 2000 compliance assessment and remediation will not exceed $400,000. The costs of this assessment and remediation will be paid out of general and administrative expenses. Through September 30, 1999, we have incurred expenses of approximately $300,000 in addressing the year 2000 problem. We expect to incur expenses of approximately $100,000 more for remediation, testing and contingency planning.

 Risks of Year 2000 Issues. In light of our assessment and remediation efforts to date, and the planned upgrades, testing and contingency planning, we believe that our Year 2000 risk is limited to non-critical business applications and support hardware.* No assurance can be given, however, that: our systems will be Year 2000 compliant; the manufacturers who supply semiconductors for us will be Year 2000 compliant with their internal systems; or other major suppliers, vendors, distributors and customers, upon whom our business is materially dependant, will be Year 2000 compliant.

If our internal operations or those of our suppliers, vendors, distributors or customers are adversely impacted because they are not Year 2000 compliant, our business could be materially harmed.

 Contingency Plans. In the event any Year 2000 issues relating to key suppliers, vendors, distributors or customers are identified and not successfully resolved, based on information available to us at present, we believe that the most likely worst case scenario is a temporary disruption in infrastructure service, particularly power and telecommunications, which could materially and adversely impact supplier deliveries or customer shipments.* If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in the Year 2000. We have developed contingency plans for our operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. These plans include increasing our inventories and using assembly and test facilities in different countries.


 FACTORS AFFECTING FUTURE OPERATING RESULTS
---------------------------------------------

OUR FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND THEREFORE MAY FAIL TO MEET EXPECTATIONS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons, including those set forth in these risk factors. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

Factors that could cause our operating results to fluctuate that relate to our internal operations include:

    the need for continual, rapid new product introductions;
    changes in our product mix; and
    our inability to adjust our fixed costs in the face of any declines in sales.

Factors that could cause our operating results to fluctuate that depend upon our suppliers and customers include:

    the timing of significant product orders, order cancellations and reschedulings;
    the availability of production capacity and fluctuations in the manufacturing yields at the facilities that manufacture our devices; and the cost of raw materials and manufacturing services from our suppliers.

Factors that could cause our operating results to fluctuate that are industry risks include:

    intense competitive pricing pressures; introductions of or enhancements to our competitors' products; and the cyclical nature of the semiconductor industry.

Our day-to-day business decisions are made with these factors in mind. Although certain of these factors are out of our immediate control, unless we can anticipate, and be prepared with contingency plans that respond to these factors, we will be unsuccessful in carrying out our business plan.

WE CANNOT ASSURE YOU THAT WE WILL REMAIN PROFITABLE BECAUSE WE HAVE A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE

We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of September 30, 1999 was $59.4 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

IF WE FAIL TO SUCCESSFULLY DEVELOP, INTRODUCE AND SELL NEW PRODUCTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE FUTURE

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including embedded standard products, or ESPs. We introduced our ESPs in September 1998. To date, we have been selling our ESPs in limited quantities, and revenue from our ESPs has been immaterial. If any of the following occur, our business will be materially harmed:

    we fail to complete and introduce new product designs in a timely manner; we are unable to have these new products manufactured according to design specifications;
    our customers do not successfully introduce new systems or products incorporating our products;
    our sales force and independent distributors do not create adequate demand for our products; or
    market demand for our new products, such as ESPs, does not develop as anticipated.

WE HAVE ONLY RECENTLY INTRODUCED OUR EMBEDDED STANDARD PRODUCTS; THEREFORE, WE CANNOT ACCURATELY PREDICT THEIR FUTURE LEVEL OF ACCEPTANCE BY OUR CUSTOMERS, AND WE MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUE FROM THESE PRODUCTS

We have only recently started selling embedded standard products. In the first nine months of 1999, ESPs accounted for approximately 6% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

IF THE MARKET IN WHICH WE SELL OUR EMBEDDED STANDARD PRODUCTS DOES NOT GROW AS WE ANTICIPATE, IT WILL MATERIALLY AND ADVERSELY AFFECT OUR ANTICIPATED REVENUE

The market for embedded standard products is relatively new and still emerging. If this market does not grow at the rate we anticipate, our business will be materially harmed. One of the reasons that this market might not grow as we anticipate is that many systems manufacturers are not yet fully aware of the benefits provided by embedded standard products, in general, or the benefits of our ESPs, specifically. Additionally, systems manufacturers may use existing technologies other than embedded standard products or yet to be introduced technologies to satisfy their needs. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of embedded standard products, our efforts may be unsuccessful or insufficient.

WE EXPEND SUBSTANTIAL RESOURCES IN DEVELOPING AND SELLING OUR PRODUCTS, AND WE MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE AS A RESULT OF THESE EFFORTS

To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new semiconductor products and software as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

OUR CUSTOMERS MAY CANCEL OR CHANGE THEIR PRODUCT PLANS AFTER WE HAVE EXPENDED SUBSTANTIAL TIME AND RESOURCES IN THE DESIGN OF THEIR PRODUCTS

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six to twelve months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. Customers whose products achieve high volume production may choose to replace our products with lower cost customized semiconductors.

WE WILL BE UNABLE TO COMPETE EFFECTIVELY IF WE FAIL TO ANTICIPATE PRODUCT OPPORTUNITIES BASED UPON EMERGING TECHNOLOGIES AND STANDARDS AND FAIL TO DEVELOP PRODUCTS THAT INCORPORATE THESE TECHNOLOGIES AND STANDARDS

We may spend significant time and money on research and development to design and develop products around an emerging technology or industry standard. To date, we have introduced only one product family, QuickPCI, that is designed to support a specific industry standard. If an emerging technology or industry standard that we have identified fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

We have limited experience in designing and developing products that support industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

WE MAY ENCOUNTER PERIODS OF INDUSTRY-WIDE SEMICONDUCTOR OVERSUPPLY, RESULTING IN PRICING PRESSURE AND UNDERUTILIZATION OF MANUFACTURING CAPACITY, AS WELL AS UNDERSUPPLY, RESULTING IN A RISK THAT WE COULD BE UNABLE TO FULFILL OUR CUSTOMERS' REQUIREMENTS

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide semiconductor oversupply, which could result in severe pricing pressure and underutilization of our manufacturing capacity. In a market with undersupply, we would have to compete with larger foundry customers for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors would materially harm our business.

NONE OF OUR PRODUCTS IS CURRENTLY MANUFACTURED BY MORE THAN ONE MANUFACTURER, WHICH EXPOSES US TO THE RISK OF HAVING TO IDENTIFY AND QUALIFY ONE OR MORE SUBSTITUTE SUPPLIERS

We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products is currently manufactured by more than one manufacturer. We have contractual arrangements with our two foundry manufacturers of semiconductors, Taiwan Semiconductor Manufacturing Company and Cypress Semiconductor Corporation, to provide us with specified manufacturing capacity. Our assembly and test work is done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from TSMC or Cypress or other suppliers to meet our supply requirements, our business will be materially harmed. Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers are unable to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

IF WE FAIL TO ADEQUATELY FORECAST DEMAND FOR OUR PRODUCTS, WE MAY INCUR PRODUCT SHORTAGES OR EXCESS PRODUCT INVENTORY

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are not permitted to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business.

FLUCTUATIONS IN OUR PRODUCT YIELDS, ESPECIALLY OUR NEW PRODUCTS, MAY INCREASE THE COSTS OF OUR MANUFACTURING PROCESS

Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices. Varying degrees of these yield reductions occur frequently in our manufacturing process. These yield reductions, which can occur without warning, may result in substantially higher manufacturing costs and inventory shortages to us. We may experience yield problems in the future which may materially harm our business. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we are unable to respond rapidly to market demand, our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products. Newly introduced products, such as our QuickPCI family of ESPs, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. While we test our products, these products may still contain errors or defects that we find only after we have commenced commercial production. Our customers may not place new orders for our products if the products have reliability problems, which would materially harm our business.

WE MAY BE UNABLE TO GROW OUR BUSINESS IF THE MARKETS IN WHICH OUR CUSTOMERS SELL THEIR PRODUCTS DO NOT GROW

Our success depends in large part on the continued growth of various markets that use our products.* Any decline in the demand for our products in the following markets could materially harm our business:

    telecommunications and data communications;
    video/audio, graphics and imaging;
    instrumentation and test;
    high-performance computing; or
    military systems.

Slower growth in any of the other markets in which our products are sold may also materially harm our business. Many of these markets are characterized by rapid technological change and intense competition. As a result, systems sold by our customers that use our products may face severe price competition, become obsolete over a short time period, or fail to gain market acceptance. Any of these occurrences would materially harm our business.


IN ORDER TO REMAIN PROFITABLE, WE WILL NEED TO OFFSET THE GENERAL PATTERN OF DECLINES AND FLUCTUATIONS IN THE PRICES OF OUR PRODUCTS


The average selling prices of our products historically have declined during the products' lives by, on average, approximately 7% per year, and we expect this trend to continue. If we are unable to achieve cost reductions, increase unit demand or introduce new higher-margin products in a timely manner to offset these price declines, our business would be materially harmed.

In addition, the selling prices for our products fluctuate significantly with real and perceived changes in the balance of supply and demand for our products and comparable products. The growth in the worldwide supply of field programmable gate arrays in recent periods has added to the decrease in the average selling prices for our products. In addition, we expect our competitors to invest in new manufacturing process technologies and achieve significant manufacturing yield improvements in the future.* These developments could increase the worldwide supply of field programmable gate arrays and alternate products and create additional downward pressure on pricing. If the worldwide supply of field programmable gate arrays grows faster than the demand for such products in the future, the price for which we can sell such products may decline, which would materially harm our business.

WE DEPEND UPON THIRD PARTY DISTRIBUTORS TO MARKET AND SELL OUR PRODUCTS, AND THEY MAY DISCONTINUE SALE OF OUR PRODUCTS, FAIL TO GIVE OUR PRODUCTS PRIORITY OR BE UNABLE TO SUCCESSFULLY MARKET, SELL AND SUPPORT OUR PRODUCTS

We employ independent, third-party distributors to market and sell a significant portion of our products. During the nine months ended September 30, 1999, approximately 81% of our sales were made through our distributors. We rely on four principal distributors to market and sell a majority of our products, particularly in North America. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

Many of our distributors, including our principal distributors, market and sell products for other companies, and many of these products may compete directly or indirectly with our products. We generally are not one of the principal suppliers of products to our distributors. If our distributors give higher priority or greater attention to the products of other companies, including products that compete with our products, our business would be materially harmed.


WE MAY BE UNABLE TO ACCURATELY PREDICT QUARTERLY RESULTS IF DISTRIBUTORS ARE INACCURATE OR UNTIMELY IN PROVIDING US WITH THEIR RESALE REPORTS, WHICH COULD ADVERSELY AFFECT THE TRADING PRICE OF OUR STOCK

Since we generally recognize revenue from sales to our distributors only when these distributors make sales to customers, we are highly dependent on the accuracy and timeliness of their resale reports. Inaccurate resale reports contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations, particularly in the last month of the quarter. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our stock price could materially fluctuate. Distributors occasionally increase their inventories of our products in anticipation of growth in the demand for our products. If this growth does not occur, distributors will decrease their orders for our products in subsequent periods, and our business would be materially harmed.


CUSTOMERS MAY CANCEL OR DEFER SIGNIFICANT PURCHASE ORDERS OR OUR DISTRIBUTORS MAY RETURN OUR PRODUCTS, WHICH WOULD CAUSE OUR INVENTORY LEVELS TO INCREASE AND OUR REVENUES TO DECLINE

We sell our products on a purchase order basis through our distributors and direct sales channels, and our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return products to us. Contractually, our distributors are permitted to return up to 10%, by value, of the products they purchase from us every six months. In early 1998, for example, a distributor cancelled a significant purchase order as a result of a customer switching from a product we supply to a competitor's product. The distributor also returned a significant amount of inventory of the product to us, which took approximately 18 months for us to resell. If our customers cancel or defer significant purchase orders or our distributors return our products, our inventories would increase, which would materially harm our business.

MANY SYSTEMS MANUFACTURERS MAY BE UNWILLING TO SWITCH TO OUR PRODUCTS, BECAUSE OF THEIR FAMILIARITY WITH THE PRODUCTS OFFERED BY OUR DIRECT COMPETITORS SUCH AS XILINX AND ALTERA, WHICH DOMINATE THE PROGRAMMABLE LOGIC MARKET

The semiconductor industry is intensely competitive and characterized by:
    erosion of selling prices over product lives;
    rapid technological change;
    short product life cycles; and
    strong domestic and foreign competition.

If we are not able to compete successfully in this environment, our business will be materially harmed. A primary cause of this highly competitive environment is the strengths of our competitors. Our industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Altera, Actel, Lattice Semiconductor and Lucent. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors' products or other inhibiting factors.

We also face competition from companies that offer application specific integrated circuits, which may be obtained at lower costs for higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of products based on new or emerging technologies, including ESPs. Our inability to successfully compete in any of the following areas could materially harm our business:
    the development of new products and manufacturing technologies;
    the quality and price of products and devices;
    the diversity of product lines; or
    the cost effectiveness of design, development, manufacturing and marketing efforts.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE OUR GROWTH IF WE FAIL TO COMPETE EFFECTIVELY WITH OTHERS TO ATTRACT AND RETAIN KEY PERSONNEL

We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel.* Our employees are at-will and not subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. For example, in the past 12 months, two of our executive officers resigned to pursue other opportunities. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

As we seek to expand our operations, we may also significantly strain our management and financial systems and other resources. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support our operations.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY FACE SIGNIFICANT EXPENSES AS A RESULT OF FUTURE LITIGATION

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations which are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case-by-case basis. In September 1999, we received an offer to license a patent related to field programmable gate array architecture. It is too early for us to determine whether this license would be necessary or useful, or whether a license would be obtainable at a reasonable price. Offers such as these may lead to litigation if we reject the opportunity to obtain the license. We have in the past and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is expensive to all parties and consumes large amounts of management's time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel Corporation, which materially harmed our business. In addition, if the September 1999 letter or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation would materially harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could materially harm our business, and materially and adversely affect our business.

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

PROBLEMS ASSOCIATED WITH INTERNATIONAL BUSINESS OPERATIONS COULD AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines. As a result, our manufacturing operations are subject to risks of political instability, including the risk of conflict between Taiwan and the People's Republic of China and conflict between North Korea and South Korea. Moreover, the majority of available manufacturing capacity for our products is located in Taiwan and South Korea.

Sales to customers located outside the United States accounted for 25%, 43%, 47% and 50% of our total sales in 1996, 1997, 1998, and the nine months ended September 30, 1999, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue.* In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:
    managing foreign distributors;
    staffing and managing foreign branch offices;
    political and economic instability;
    foreign currency exchange fluctuations;
    changes in tax laws, tariffs and freight rates;
    timing and availability of export licenses;
    inadequate protection of intellectual property rights in some countries; and obtaining governmental approvals for certain products.

In the past we have denominated sales of our products in foreign countries exclusively in United States dollars. As a result, any increase in the value of the United States dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.


IF OUR OPERATIONS AND PRODUCTS DO NOT FUNCTION PROPERLY IN THE YEAR 2000, OUR BUSINESS OPERATIONS COULD BE DISRUPTED

We are highly dependent on third party computer software programs and operating systems used in our business. We also depend on proper functioning of computer systems of third parties, such as suppliers, distributors and customers. Any computer programs that have date-sensitive software may erroneously recognize a date using "00" as the year 1900 instead of the year 2000. We have completed audits of our internal systems, including our accounting, sales and technical support automation system, and obtained assurances from our major suppliers, distributors and customers that they have done the same. However, we do not have the resources to verify these assurances. Thus, there is a risk that some of our customers', distributors' and suppliers' systems will not function adequately. If they do not, the result could be a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

We have developed two products, QuickWorks and QuickTools, which are design software tools that support our FPGA and ESP devices. QuickWorks operates on Microsoft Windows, while QuickTools runs on UNIX platforms. We have tested these products and found them to be Year 2000 compliant. Our software products integrate software tools that have been developed and are maintained by third party vendors. We have contacted these vendors and have confirmed that such software products are Year 2000 compliant. However, any failure of Windows, UNIX or the integrated third party software tools due to Year 2000 problems, will adversely impact the performance of our software design tools, and our business could be materially harmed.


OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our officers, directors and principal stockholders together control approximately 51% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER

Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of QuickLogic or a change in our management. Our certificate of incorporation provides that we will have a classified board of directors, with each class of directors subject to re-election every three years. This classified board when implemented will have the effect of making it more difficult for third parties to insert their representatives on our board of directors and gain control of QuickLogic. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

Our certificate of incorporation also provides that our board of directors may, without further action by the stockholders, issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of QuickLogic. We have no present plan to issue any shares of preferred stock.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

10,975,570 shares outstanding before our initial public offering are subject to lock-up agreements under which, many of our stockholders have agreed not to sell or otherwise dispose of their shares of common stock. Most of these shares will be available for sale after the 180th day after the date of our public offering on October 15, 1999. In addition, we cannot assure you that some or all of these lock-up restrictions will not be removed prior to 180 days after the offering without prior notice by the underwriters.

OUR COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED FOR A SHORT TIME, AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK WILL FLUCTUATE SUBSTANTIALLY

Prior to our initial public offering on October 15, 1999, there was no public market for shares of our common stock. An active public trading market may not develop for our stock or, if developed, may not be sustained. The market price for our common stock may be affected by a number of factors, including:

        the announcement of new products or product enhancements by us or our competitors;

        quarterly variations in our or our competitors' results of operations;

        changes in earnings estimates or recommendations by securities analysts;

        developments in our industry; and

        general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may materially and adversely affect the market price of our common stock.

PART  II.  OTHER  INFORMATION

Item  6.   Exhibits  and  Reports  on  Form  8-K.

        (a)    Exhibits
                27.1-Financial Data Schedule
        (b)    Reports on Form 8-K
                None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


QUICKLOGIC CORP.
-----------------

Date    November 12,  1999          /s/  Arthur O. Whipple
--------------------------               -----------------
                                         Arthur O. Whipple
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (as principal accounting and financial
                                         officer and on behalf of Registrant)