Form 10-Q
period 2000-03-31
QUICKLOGIC CORPORATION
filed 2000-05-15
CIK 882508

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark  One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

                             YES  [ X ]        NO  [   ]

As of May 8, 2000, 22,192,455 shares of the Registrant's Common stock were outstanding.

                              QUICKLOGIC CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000

PART I. FINANCIAL INFORMATION                                                PAGE
-----------------------------------                                          ----
Item 1. Financial Statements

    Condensed Unaudited Consolidated Balance Sheets
    as of March 31, 2000 and December 31, 1999.................................3

    Condensed Unaudited Consolidated Statements of Operations for the
    Three month periods ended March 31, 2000 and 1999..........................4

    Condensed Unaudited Consolidated Statements of Cash Flows for the
    Three month periods ended March 31, 2000 and 1999..........................5

    Notes to Condensed Unaudited Consolidated Financial Statements.............6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................9

Item 3. Quantitative and Qualitative Disclosures about Market Risk............24

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings
Item 2. Changes In Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K......................................24

Signatures....................................................................25

PART  I.     FINANCIAL INFORMATION
Item  1.     Financial Statements

                           QUICKLOGIC CORPORATION
               CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                         Mar. 31,    Dec. 31,
                                                           2000        1999
                                                         --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 33,436    $ 34,558
    Accounts receivable, net                                5,688       5,543
    Inventories                                             4,579       4,349
    Other current assets                                    1,522       1,467
                                                         --------    --------
Total current assets                                       45,225      45,917

Property and equipment, net                                 5,331       4,510
Other assets                                                1,055          55
                                                         --------    --------
TOTAL ASSETS                                             $ 51,611    $ 50,482
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                       $  3,963    $  5,202
    Accrued liabilities                                     2,717       2,405
    Deferred income on shipments to distributors            5,283       5,026
    Current portion of long-term obligations                  494         716
                                                         --------    --------
Total current liabilities                                  12,457      13,349

Long-term obligations                                         151         128

Stockholders' equity:
    Common stock, at par                                       18          18
    Additional paid-in capital                             96,696      96,599
    Stockholder note receivable                              (121)       (121)
    Deferred compensation                                  (1,325)     (1,480)
    Accumulated deficit                                   (56,265)    (58,011)
                                                         --------    --------
                Total stockholders' equity                 39,003      37,005
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 51,611    $ 50,482
                                                         ========    ========

(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                             QUICKLOGIC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                         Three Months Ended
                                              March 31,
                                          2000        1999
                                        --------    --------
Revenue                                 $ 12,216    $ 8,597

Cost of revenue                            5,015      3,722
                                        --------    -------
Gross profit                               7,201      4,875

     Research and development              2,153      1,780
     Sales, general and administrative     3,738      2,856
                                        --------    -------
          Operating expenses               5,891      4,636
                                        --------    -------
Operating income                           1,310        239

Interest income and other, net               436         43
                                        --------    -------
Net income                              $  1,746    $   282
                                        ========    =======
Net income per share:
     Basic                                 $0.10      $0.07
     Diluted                               $0.09      $0.02
Shares used in per share calculations:
     Basic                                18,120      4,284
     Diluted                              20,353     14,932


(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                           QUICKLOGIC CORPORATION
          CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                              September 30,
                                                             2000       1999
                                                           --------    -------
Cash flows from operating activities:
    Net income                                            $  1,746  $    282
    Adjustments to reconcile net
      income to net cash used
      for operating activities:
      Depreciation                                             493       367
      Provision for doubtful accounts and sales
        returns                                              6,778     1,609
      Amortization of deferred compensation                    155        90
Changes in assets and liabilities:
        Accounts receivable                                 (6,923)   (3,088)
        Inventory                                             (230)      617
        Prepaid and other assets                            (1,055)      (49)
        Accounts payable                                    (1,239)      514
        Accrued liabilities and other                          569      (174)
                                                          --------  --------
          Net cash provided by operating activities            294       168

Cash flows from investing activities:
  Capital expenditures for property and equipment,
    net of dispositions                                     (1,314)     (444)
                                                           --------  --------
          Net cash used for investing activities            (1,314)     (444)

Cash flows from financing activities:
  Payment of debt obligations                                 (199)     (416)
  Proceeds from issuance of common stock, net                   97        21
                                                          --------  --------
          Net cash used for financing activities              (102)     (395)

Net decrease in cash and cash equivalents                   (1,122)     (671)
Cash and cash equivalents at beginning of period            34,558     7,595
                                                          --------  --------
Cash and cash equivalents at end of period                $ 33,436  $  6,924
                                                          ========  ========

(See accompanying Notes to unaudited Condensed Consolidated Financial
Statements.)

                           QUICKLOGIC CORPORATION
       NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

Our fiscal year ends on the Sunday closest to December 31. The three month periods end on the Sunday after March 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

We exclusively use the U.S. dollar as our functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. We do not use derivative financial instruments.

During the three months ended March 31, 2000, two distributors of our products accounted for 14% and 13% of total sales. No end customer of our products accounted for more than 10% of total sales.

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

                                             Three Months Ended
                                                  March 31,
                                               2000       1999
                                             -------    -------
Numerator:

  Net income                                 $ 1,746    $   282
                                             =======    =======
Denominator:
  Common stock                                18,121      4,297
  Unvested common stock option exercises         (1)       (13)
                                             -------    -------
Weighted average shares outstanding
  for basic                                   18,120      4,284

Convertible preferred stock                    -      9,912
Stock options                              2,232        723
Unvested common stock option exercises         1         13
                                        --------    -------
Weighted average shares outstanding
  for diluted                             20,353     14,932
                                        ========    =======

Net income per share
  Basic                                 $   0.10    $  0.07
                                        ========    =======
  Diluted                               $   0.09    $  0.02
                                        ========    =======

NOTE 3. BALANCE SHEET COMPONENTS

(in thousands)                                         Mar. 31,   Dec. 31,
                                                         2000       1999
                                                       --------   --------
Inventory:
  Raw materials                                        $    289   $    183
  Work-in-process                                         3,926      3,642
  Finished goods                                            364        524
                                                       --------   --------
    Total inventory                                    $  4,579   $  4,349
                                                       ========   ========

NOTE 4. LONG-TERM OBLIGATIONS

In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At March 31, 2000, we had borrowed the entire facility. The related notes mature in 2002. At March 31, 2000, we were in compliance with our covenants.

NOTE 5. DEFERRED COMPENSATION

In connection with certain stock option grants, we recorded aggregate deferred compensation of $227,000 during the three months ending March 31, 1999. There was no deferred compensation recorded during the three months ended March 31, 2000. Such deferred compensation is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2000 and 1999, deferred compensation amortization was $155,000 and $90,000, respectively.

NOTE 6. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the three months ended March 31, 2000 and 1999.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 effective the first quarter of fiscal year 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning after June 15, 2000. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

NOTE 8. INCOME TAXES

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

NOTE 9. LITIGATION

On March 29, 2000, Unisys Corporation filed a patent infringement lawsuit against the Company alleging that the Company infringed upon three of Unisys' patents. The Company does not believe that the resolution of this lawsuit will have a material adverse impact on the Company's financial condition or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Such litigation has in the past, and could in the future, result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.

NOTE 10. SUBSEQUENT EVENT

The Company completed a public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and estimated related offering expenses, of $35.5 million were received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 1999, found in our Annual Report on Form 10-K filed March 30, 2000.

This report on Form 10-Q contains forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the section entitled "Risk Factors" contained in this management's discussion and analysis of financial condition and results of operation and elsewhere in this report on Form 10-Q.

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

In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. We announced our third line of ESPs, QuickDSP in January 2000. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 5% of total revenue.

We sell our products through two channels. First, we sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products and who have limited rights to return unsold product. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales to these point-of-sale distributors until after they have sold our products to systems manufacturers. We sell our products directly to systems manufacturers and recognize revenue at the time of shipment to these systems manufacturers.

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

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:



(Unaudited)                              Three Months Ended
                                            September 30,
                                          2000       1999
                                        --------   --------
Revenue                                      100%       100%

Cost of revenue                               41         43
                                        --------   --------
Gross profit                                  59         57

     Research and development                 18         21
     Sales, general and administrative        30         33
                                        --------   --------
          Operating expenses                  48         54
                                        --------   --------
Operating income                              11          3
Interest income and other, net                 3          -
                                         -------    -------
Net income                                    14%         3%
                                         =======    =======

Three months Ended March 31, 2000 and March 31, 1999

Revenue. Revenue increased 42% from $8.6 million for the three months ended March 31, 1999 to $12.2 million for the three months ended March 31, 2000. These increases in revenue resulted from increased sales of our mature products including both pASIC1 and pASIC2 and our new products including pASIC3 and ESPs. Sales of these new products represented 15% of sales for the three months ended March 31, 1999 and 28% in the three months ended March 31, 2000. ESP revenue was 3% of sales for the three months ended March 31, 1999 and grew to 8% of sales in the three months ended March 31, 2000. We expect this trend in product mix change to continue. During the three months ended March 31, 2000, two distributors of our products accounted for 14% and 13% of total sales. No end customer of our products accounted for more than 10% of total sales. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under "Factors Affecting Future Operating Results."

Gross Profit. Gross profit increased 48% from $4.9 million for the three months ended March 31, 1999 to $7.2 million for the three months ended March 31, 2000. Gross margin improved between those periods from 57% to 59%. This increase in gross profit was primarily due to higher revenue. The gross margin improvement was primarily due to increased sales of our higher margin new products including pASIC3 and ESPs and higher revenue over relatively fixed production costs.

Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $1.8 million for the three months ended March 31, 1999 to $2.2 million for the three months ended March 31, 2000. As a percentage of revenue, research and development expense declined from 21% to 18% for the same periods. The increase in dollars spent on research and development was primarily due to an increase in the number of employees as well as maintenance and depreciation expenses related to computer hardware and software purchases. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

Selling, General and Administrative Expense. Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $2.9 million for the three months ended March 31, 1999 to $3.7 million for the three months ended March 31, 2000. Selling, general and administrative expense decreased as a percentage of revenue from 33.2% for the three months ended March 31, 1999 to 30.6% for the three months ended March 31, 2000. The increase in dollars spent was due mainly to an increase in the number of employees in sales and an increase in sales related travel expenses. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.

Interest and Other Income, Net. Interest and other income, net, was $43,000 in the three months ended March 31, 1999 compared to $436,000 for the three months ended March 31, 2000. The increase in 2000 is due to the interest earned on the cash raised in our initial public offering on October 15, 1999.

Deferred Compensation. In connection with certain stock option grants, we recorded aggregate deferred compensation of $227,000 during the three months ending March 31, 1999. There was no deferred compensation recorded during the three months ended March 31, 2000. During the three months ended March 31, 2000 and 1999, deferred compensation amortization were $155,000 and $90,000, respectively. Such deferred compensation is being amortized ratably over the vesting period of the options.

Provision for Income Taxes. No provision for income taxes was recorded for the periods presented due to our ability to utilize a portion of our state and federal net operating loss carryforwards.

Liquidity and Capital Resources

We have been profitable since the third quarter of 1998. At March 31, 2000, we had $33.4 million in cash, a decrease of $1.2 million from cash held at December 31, 1999. As of March 31, 2000, we had an accumulated deficit of $56.3 million.

We have an equipment financing line with a commercial bank. At March 31, 2000, we had obligations of $217,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

Net cash provided by operating activities was $294,000 and $168,000 in the first three months of 2000 and 1999, respectively. For the three months ended March 31, 2000, the cash flow was generated from the net income of $1.7 million and changes in working capital. For the three months ended March 31, 1999, the cash flow was generated primarily by the combination of a reduction in inventory and an increase in accounts payable, largely offset by an increase in net accounts receivable.

Net cash used for investing activities was $1.3 million, and $444,000 for the first three months of 2000 and 1999, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment.

Net cash used for financing activities was $102,000 and $395,000 in the first three months of 2000 and 1999, respectively. The three months ended March 31, 2000 amount includes net debt repayments of $199,000 partially offset by $97,000 received from the exercise of stock options. The three months ended March 31, 1999 utilization included $416,000 in debt repayments partially offset by $21,000 received for stock option exercises.

We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our recent public offering combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

The Company completed a public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and estimated related offering expenses, of $35.5 million were received.

Inflation

The impact of inflation on our business has not been material for the three month periods presented.

Year 2000 Compliance

We have not had any disruption to our computer programs or business as a result of year 2000 problems. However, if our customers or suppliers encounter any year 2000 problems, our business could be disrupted as well.

FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------

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

WE CANNOT ASSURE YOU THAT WE WILL REMAIN PROFITABLE BECAUSE WE HAVE A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE

We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of March 31, 2000 was $56.3 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

IF WE FAIL TO SUCCESSFULLY DEVELOP, INTRODUCE AND SELL NEW PRODUCTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE FUTURE

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including embedded standard products, or ESPs. We introduced our ESPs in September 1998. To date, we have been selling our ESPs in limited quantities, and revenue from our ESPs has been modest. If any of the following occur, our business will be materially harmed:

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

We have only recently started selling embedded standard products. In the first three months of 2000, ESPs accounted for approximately 8% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

We employ independent, third-party distributors to market and sell a significant portion of our products. During the three months ended March 31, 2000, approximately 79% of our sales were made through our distributors. We rely on four principal distributors to market and sell a majority of our products, particularly in North America. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

Sales to customers located outside the United States accounted for 43%, 47%, 48% and 44% of our total sales in 1997, 1998, 1999 and the three months ended March 31, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our officers, directors and principal stockholders together control approximately 29% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

OUR COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED FOR A SHORT TIME, AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK WILL FLUCTUATE SUBSTANTIALLY

Prior to our initial public offering on October 15, 1999, there was no public market for shares of our common stock. An active public trading market may not develop for our stock or, if developed, may not be sustained. The market price for our common stock may be affected by a number of factors, including:

     - the announcement of new products or product enhancements by us or our competitors;

     -    quarterly variations in our or our competitors' results of operations;

     - changes in earnings estimates or recommendations by securities analysts; developments in our industry; and

     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may materially and adversely affect the market price of our common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2000 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations.

PART  II.  OTHER INFORMATION

Item  1.   Legal Proceedings

On March 29, 2000, Unisys Corporation filed a patent infringement lawsuit against the Company alleging that the Company infringed upon three of Unisys' patents. The Company does not believe that the resolution of this lawsuit will have a material adverse impact on the Company's financial condition or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

Item  2.   Changes In Securities and Use of Proceeds

From January 1, 2000 to March 31, 2000, we granted options to purchase an aggregate of 2,500 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $15.24 per share. During that same period, options to purchase 41,635 shares were exercised at an aggregate exercise price of $2.55 per share.

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

                                         QUICKLOGIC CORPORATION

Dated: May 12, 2000                      /s/ Arthur O. Whipple

                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (as principal accounting and financial
                                         officer and on behalf of Registrant)