Form 10-Q
period 2000-06-30
QUICKLOGIC CORPORATION
filed 2000-08-07
CIK 882508

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

                           YES  [ X ]        NO  [   ]

As of July 20, 2000, 19,987,712 shares of the Registrant's Common stock were outstanding.

                             QUICKLOGIC CORPORATION
                                   FORM 10-Q
                                 June 30, 2000

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------------                                         ----
Item 1. Financial Statements

    Condensed Unaudited Consolidated Balance Sheets
    as of June 30, 2000 and December 31, 1999................................ 3

    Condensed Unaudited Consolidated Statements of Operations for the
    Three and Six month periods ended June 30, 2000 and 1999................. 4

    Condensed Unaudited Consolidated Statements of Cash Flows for the
    Six month periods ended June 30, 2000 and 1999........................... 5

    Notes to Condensed Unaudited Consolidated Financial Statements........... 6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations....................................................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........25

PART II. OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings
Item 2. Changes In Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K.....................................26

Signatures...................................................................26

PART  I.     FINANCIAL INFORMATION
Item  1.     Financial Statements


                             QUICKLOGIC CORPORATION
                CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         June 30,    Dec. 31,
                                                           2000        1999
                                                         --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 73,988    $ 34,558
    Accounts receivable, net                                3,526       5,543
    Inventories                                             5,649       4,349
    Other current assets                                    1,407       1,467
                                                         --------    --------
Total current assets                                       84,570      45,917

Property and equipment, net                                 5,867       4,510
Other assets                                                1,055          55
                                                         --------    --------
TOTAL ASSETS                                             $ 91,492    $ 50,482
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                       $  4,559    $  5,202
    Accrued liabilities                                     2,599       2,405
    Deferred income on shipments to distributors            5,072       5,026
    Current portion of long-term obligations                  328         716
                                                         --------    --------
Total current liabilities                                  12,558      13,349

Long-term obligations                                         122         128

Stockholders' equity:
    Common stock, at par                                       20          18
    Additional paid-in capital                            133,635      96,599
    Stockholder note receivable                              (121)       (121)
    Deferred compensation                                  (1,173)     (1,480)
    Accumulated deficit                                   (53,549)    (58,011)
                                                         --------    --------
                Total stockholders' equity                 78,812      37,005
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 91,492    $ 50,482
                                                         ========    ========


(See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.)

                             QUICKLOGIC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                         2000      1999         2000      1999
                                       --------  --------     --------  --------
Revenue                                $ 14,059  $  9,828     $ 26,275  $ 18,425

Cost of revenue                           5,703     4,236       10,718     7,958
                                       --------  --------     --------  --------
Gross profit                              8,356     5,592       15,557    10,467

     Research and development             2,367     1,787        4,520     3,567
     Sales, general and administrative    4,227     3,144        7,965     6,000
                                       --------  --------     --------  --------
          Operating expenses              6,594     4,931       12,485     9,567
                                       --------  --------     --------  --------
Operating income                          1,762       661        3,072       900

Interest income and other, net              954        44        1,390        87
                                       --------  --------     --------  --------
Net income                             $  2,716  $    705     $  4,462       987
                                       ========  ========     ========  ========
Net income per share:
     Basic                                $0.14     $0.16        $0.23     $0.23
     Diluted                              $0.12     $0.05        $0.21     $0.07
Shares used in per share calculations:
     Basic                               19,690     4,282       18,905     4,286
     Diluted                             22,174    15,150       21,263    15,041


(See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.)

                             QUICKLOGIC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                            2000      1999
                                                          --------  --------
Cash flows from operating activities:
    Net income                                            $  4,462  $    987
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation                                           1,044       761
      Provision for doubtful accounts and sales
        returns                                             12,642     3,399
      Amortization of deferred compensation                    307       235
    Changes in assets and liabilities:
        Accounts receivable                                (10,625)   (5,873)
        Inventory                                           (1,300)      264
        Prepaid and other assets                              (940)     (168)
        Accounts payable                                      (643)    1,913
        Accrued liabilities and other                          240       767
                                                          --------  --------
          Net cash provided by operating activities          5,187     2,285

Cash flows from investing activities:
  Capital expenditures for property and equipment           (2,401)   (1,031)
                                                           --------  --------
          Net cash used for investing activities            (2,401)   (1,031)

Cash flows from financing activities:
  Payment of debt obligations                                 (394)     (832)
  Proceeds from issuance of common stock, net               37,038        55
  Borrowing from bank                                           -        113
                                                          --------  --------
          Net cash provided by (used for)
             financing activities                           36,644      (664)

Net increase in cash and cash equivalents                   39,430       590
Cash and cash equivalents at beginning of period            34,558     7,595
                                                          --------  --------
Cash and cash equivalents at end of period                $ 73,988  $  8,185
                                                          ========  ========

(See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.)

                             QUICKLOGIC CORPORATION
        NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Our fiscal years end on the Sunday closest to December 31. The six month periods end on the Sunday after June 30. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

We exclusively use the U.S. dollar as our functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. We do not use derivative financial instruments.

During the three months and six months ended June 30, 1999, one distributor accounted for 20% and 18% of total sales, respectively. During the three months ended June 30, 2000, two distributors of our products accounted for 15% and 11% of total sales. During the six months ended June 30, 2000, two distributors of our products accounted for 15% and 12% of total sales. No end customer of our products accounted for more than 10% of total sales.


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

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                             2000     1999       2000     1999
                                           -------  -------    -------  -------
Numerator:

  Net income                               $ 2,716  $   705    $ 4,462  $   987
                                           =======  =======    =======  =======
Denominator:
  Common stock                              19,691    4,290     18,906    4,294
  Unvested common stock option exercises        (1)      (8)        (1)      (8)
                                           -------  -------    -------  -------
Weighted average shares outstanding
  for basic                                 19,690    4,282     18,905    4,286

Convertible preferred stock                      -    9,911          -    9,911
Stock options                                2,483      949      2,357      836
Unvested common stock option exercises           1        8          1        8
                                           -------  -------    -------  -------
Weighted average shares outstanding
  for diluted                               22,174   15,150     21,263   15,041
                                           =======  =======    =======  =======

Net income per share
  Basic                                    $  0.14  $  0.16    $  0.23  $  0.23
                                           =======  =======    =======  =======
  Diluted                                  $  0.12  $  0.05    $  0.21  $  0.07
                                           =======  =======    =======  =======


NOTE 3. BALANCE SHEET COMPONENTS

(in thousands)                            June 30,   Dec. 31,
                                            2000       1999
                                          --------   --------
Inventory:
  Raw materials                           $     87    $    183
  Work-in-process                            5,131       3,642
  Finished goods                               431         524
                                          --------    --------
    Total inventory                       $  5,649    $  4,349
                                          ========    ========

NOTE 4. LONG-TERM OBLIGATIONS

In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At June 30, 2000, we had borrowed the entire facility. The related notes mature in 2002. At June 30, 2000, we were in compliance with our covenants.


NOTE 5. DEFERRED COMPENSATION

In connection with certain stock option grants, we recorded aggregate deferred compensation during the three and six months ended June 30, 1999 of $60,000 and $287,000, respectively, net of reversals associated with unvested shares of terminated employees. There was no deferred compensation recorded during the six months ended June 30, 2000. Such deferred compensation is being amortized ratably over the vesting period of the options.

NOTE 6. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the three and six months ended June 30, 2000 and 1999.


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning after June 15, 2000. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective July 1, 2000. The adoption of this interpretation does not have a material impact on the financial statements.


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


NOTE 10. STOCKHOLDER'S EQUITY

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

This report on Form 10-Q contains forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in the section entitled "Risk Factors" contained in this management's discussion and analysis of financial condition and results of operation and elsewhere in this report on Form 10-Q.

Overview

We design and sell field programmable gate arrays, embedded standard products and associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have three FPGA product families: pASIC1, introduced in 1991; pASIC2, introduced in 1996; and pASIC3, introduced in 1997. We announced our most recent family of FPGAs, Eclipse, in April 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. We announced our third line of ESPs, QuickDSP in January 2000. In May 2000, we announced QuickFC, our fourth line of ESPs. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 5% of total revenue.

We sell our products through two channels. First, we sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products and who have limited rights to return unsold product. We defer recognition of revenue for sales to these distributors until they have sold our products to systems manufacturers. We sell our products directly to systems manufacturers and recognize revenue at the time of shipment to these systems manufacturers.

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

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

(Unaudited)                              Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                            2000     1999       2000     1999
                                          -------  -------    -------  -------
Revenue                                       100%     100%       100%     100%

Cost of revenue                                41       43         41       43
                                          -------  -------    -------  -------
Gross profit                                   59       57         59       57

     Research and development                  17       18         17       19
     Sales, general and administrative         30       32         30       33
                                          -------  -------    -------  -------
          Operating expenses                   47       50         47       52
                                          -------  -------    -------  -------
Operating income                               12        7         12        5
Interest income and other, net                  7        -          5        -
                                          -------  -------    -------  -------
Net income                                     19%       7%        17%       5%
                                          =======  =======    =======  =======

Three and Six Months Ended June 30, 2000 and June 30, 1999

Revenue. Revenue increased 43% from $18.4 million for the six months ended June 30, 1999 to $26.3 million for the six months ended June 30, 2000. Revenue increased 43% from $9.8 million for the three months ended June 30, 1999 to $14.1 million for the three months ended June 30, 2000. These increases in revenue resulted primarily from increased sales of our mature products including pASIC1 and pASIC2 and our new products including pASIC3 and ESPs, Sales of new products represented 18% of sales for the six months in 1999 and 31% in the six months of 2000. ESP revenue was 5% in 1999 and grew to 9% of sales in the six months of 2000. Sales of new products represented 21% of sales for the three months in 1999 and 33% in the three months of 2000. ESP revenue was 6% in the three months ended June 30, 1999 and grew to 9% of sales in the three months ended June 30, 2000. We expect this trend in product mix change to continue. During the six months ended June 30, 2000, two distributors of our products accounted for 15% and 12% of total sales. No end customer of our products accounted for more than 10% of total sales. The foregoing expectation is a forward-looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors, including those set forth under "Factors Affecting Future Operating Results."

Gross Profit. Gross profit increased 49% from $10.5 million for the six months ended June 30, 1999 to $15.6 million for the six months ended June 30, 2000. Gross margin improved between those periods from 57% to 59%. Gross profit increased 49% from $5.6 million for the three months ended June 30, 1999 to $8.4 million for the three months ended June 30, 2000. Gross margin improved between those periods from 57% to 59%. This increase in gross profit was primarily due to higher revenue. The gross margin improvement was primarily due to increased sales of our higher margin new products including pASIC3 and ESPs and higher revenue over certain relatively-fixed production costs.

Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $3.6 million for the six months ended June 30, 1999 to $4.5 million for the six months ended June 30, 2000. As a percentage of revenue, research and development expense declined from 19% to 17% for the same periods. Research and development expense increased from $1.8 million for the three months ended June 30, 1999 to $2.4 million for the three months ended June 30, 2000. As a percentage of revenue, research and development expense declined from 18% to 17% for the same periods. The increase in dollars spent on research and development was primarily due to investments in the development of our new ESP products. These efforts required the use of consultants and the hiring of additional personnel, which increased costs. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

Selling, General and Administrative Expense. Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $6.0 million for the six months ended June 30, 1999 to $8.0 million for the six months ended June 30, 2000. Selling, general and administrative expense as a percentage of revenue decreased from 33% to 30% for the first six months of 1999 and 2000, respectively. Selling, general and administrative expense increased from $3.1 million for the three months ended June 30, 1999 to $4.2 million for the three months ended June 30, 2000. Selling, general and administrative expense decreased as a percentage of revenue from 32% for the three months of 1999 to 30% for the three months of 2000. The increase in dollars spent was primarily due to hiring of additional sales, marketing, finance and administrative personnel. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.

Interest and Other Income, Net. Interest income, interest expense and other income, net was $87,000 in the six months ended June 30, 1999 compared to $1,390,000 for the six months ended June 30, 2000. Interest income, interest expense and other income, net was $44,000 in the three months ended June 30, 1999 compared to $954,000 for the three months ended June 30, 2000. The increase in 2000 is due to the interest earned on the cash raised in our initial public offering on October 15, 1999 and our public offering on April 12, 2000.

Deferred Compensation. In connection with certain stock option grants, we recorded aggregate deferred compensation of approximately $287,000 and $122,000 during the six and three months ended June 30, 1999, respectively. There was no deferred compensation recorded during the six months ended June 30, 2000.

Provision for Income Taxes. No provision for income taxes was recorded for the periods presented due to our ability to utilize a portion of our state and federal net operating loss carryforwards.

Liquidity and Capital Resources

We have been profitable since the third quarter of 1998. At June 30, 2000, we had $74.0 million in cash, an increase of $39.4 million from cash held at December 31, 1999. As of June 30, 2000, we had an accumulated deficit of $53.5 million.

We have an equipment financing line with a commercial bank. At June 30, 2000, we had obligations of $192,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

Net cash provided by operating activities was $5.2 million and $2.3 million in the first six months of 2000 and 1999, respectively. For the six months ended June 30, 2000, the cash flow was generated primarily from the net income of $4.5 million. For the six months ended June 30, 1999, the cash flow was generated primarily by an increase in accounts payable, accrued liabilities, and net income, mostly offset by an increase in net accounts receivable.

Net cash used for investing activities was $2.4 million, and $1.0 million for the first six months of 2000 and 1999, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment.

Net cash provided by (used for) financing activities was $36.6 million and $(664,000) in the first six months of 2000 and 1999, respectively. The six months ended June 30, 2000 amount is primarily due to the estimated $35.5 million received from the public offering on April 12, 2000. The six months ended June 30, 1999 utilization included $832,000 in debt repayments partially offset by $113,000 of bank borrowings.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal quarters and years beginning after June 15, 2000. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective July 1, 2000. The adoption of this interpretation does not have a material impact on the financial statements.

Inflation

The impact of inflation on our business has not been material for the periods presented.

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

WE CANNOT ASSURE YOU THAT WE WILL REMAIN PROFITABLE BECAUSE WE HAVE A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE

We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of June 30, 2000 was $53.5 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

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

We have only recently started selling embedded standard products. In the first six months of 2000, ESPs accounted for approximately 9% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

We employ independent, third-party distributors to market and sell a significant portion of our products. During the six months ended June 30, 2000, approximately 73% of our sales were made through our distributors. We rely on three principal distributors to market and sell a majority of our products, particularly in North America. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

Sales to customers located outside the United States accounted for 43%, 47%, 48% and 42% of our total sales in 1997, 1998, 1999 and the six months ended June 30, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our officers, directors and principal stockholders together control approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2000 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations.

PART  II.  OTHER INFORMATION

Item  1.   Changes In Securities and Use of Proceeds

From January 1, 2000 to June 30, 2000, we granted options to purchase an aggregate of 1,181,250 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $20.24 per share. During that same period, options to purchase 106,100 shares were exercised at an aggregate exercise price of $3.05 per share.

Item  2.   Exhibits and Reports on Form 8-K.

        (a)    Exhibits

                27.1-Financial Data Schedule

        (b)    Reports on Form 8-K
                None


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         QUICKLOGIC CORPORATION

Dated: August 7, 2000                    /s/ Arthur O. Whipple
                                         -----------------------------
                                         Vice President of Finance and Chief
                                         Financial Officer (as principal
                                         accounting and financial officer and on
                                         behalf of Registrant)