Form 10-Q
period 2000-09-30
QUICKLOGIC CORPORATION
filed 2000-11-14
CIK 882508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

                           YES  [ X ]        NO  [   ]

As of October 23, 2000, 20,052,259 shares of the Registrant's Common stock were outstanding.

                             QUICKLOGIC CORPORATION
                                    FORM 10-Q
                               September 30, 2000

PART I. FINANCIAL INFORMATION                                               PAGE
-----------------------------------                                         ----
Item 1. Financial Statements

    Condensed Unaudited Consolidated Balance Sheets
    as of September 30, 2000 and December 31, 1999........................... 3

    Condensed Unaudited Consolidated Statements of Operations for the
    Three and Nine month periods ended September 30, 2000 and 1999........... 4

    Condensed Unaudited Consolidated Statements of Cash Flows for the
    Nine month periods ended September 30, 2000 and 1999..................... 5

    Notes to Condensed Unaudited Consolidated Financial Statements........... 6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................... 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........23


PART II. OTHER INFORMATION
--------------------------
Item 2. Changes In Securities and Use of Proceeds........................... 23
Item 6. Exhibits and Reports on Form 8-K.....................................23

Signatures...................................................................23

PART  I.     FINANCIAL INFORMATION
Item  1.     Financial Statements


                             QUICKLOGIC CORPORATION
                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         Sept. 30,    Dec. 31,
                                                           2000        1999
                                                         --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                            $ 71,994    $ 34,558
    Accounts receivable, net                                8,851       5,543
    Inventories                                             6,091       4,349
    Other current assets                                    1,455       1,467
                                                         --------    --------
Total current assets                                       88,391      45,917

Property and equipment, net                                 8,115       4,510
Other assets                                                1,223          55
                                                         --------    --------
TOTAL ASSETS                                             $ 97,729    $ 50,482
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables                                       $  6,393    $  5,202
    Accrued liabilities                                     3,281       2,405
    Deferred income on shipments to distributors            4,977       5,026
    Current portion of long-term obligations                  320         716
                                                         --------    --------
Total current liabilities                                  14,971      13,349

Long-term obligations                                         236         128

Stockholders' equity:
    Common stock, at par                                       20          18
    Additional paid-in capital                            133,820      96,599
    Stockholder note receivable                                 -        (121)
    Deferred compensation                                  (1,020)     (1,480)
    Accumulated deficit                                   (50,298)    (58,011)
                                                         --------    --------
Total stockholders' equity                                 82,522      37,005
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 97,729    $ 50,482
                                                         ========    ========


See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.

                             QUICKLOGIC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                       Three Months Ended      Nine Months Ended
                                          September 30,            Sept. 30,
                                         2000      1999         2000      1999
                                       --------  --------     --------  --------
Revenue                                $ 14,864  $ 10,278     $ 41,139  $ 28,703

Cost of revenue                           5,846     4,378       16,564    12,336
                                       --------  --------     --------  --------
Gross profit                              9,018     5,900       24,575    16,367

     Research and development             2,398     1,849        6,918     5,416
     Sales, general and administrative    4,629     3,222       12,594     9,222
                                       --------  --------     --------  --------
          Operating expenses              7,027     5,071       19,512    14,638
                                       --------  --------     --------  --------
Operating income                          1,991       829        5,063     1,729

Interest income and other, net            1,260        21        2,650       108
                                       --------  --------     --------  --------
Net income                             $  3,251  $    850     $  7,713     1,837
                                       ========  ========     ========  ========
Net income per share:
     Basic                                $0.16     $0.20        $0.40     $0.43
     Diluted                              $0.15     $0.06        $0.36     $0.12
Shares used in per share calculations:
     Basic                               20,008     4,306       19,273     4,296
     Diluted                             22,126    15,177       21,564    15,087



See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.

                             QUICKLOGIC CORPORATION
            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                            2000      1999
                                                          --------  --------
Cash flows from operating activities:
    Net income                                            $  7,713  $  1,837
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                           1,548     1,194
      Provision for doubtful accounts and sales
        returns                                             18,675     5,219
      Amortization of deferred compensation                    460       311
      Gain on disposal of assets                              (116)       -
    Changes in assets and liabilities:
        Accounts receivable                                (21,983)   (8,293)
        Inventory                                           (1,742)     (904)
        Prepaid and other assets                            (1,013)     (535)
        Accounts payable                                     1,191       965
        Accrued liabilities and other                          827       285
                                                          --------  --------
          Net cash provided by operating activities          5,560        79

Cash flows from investing activities:
  Capital expenditures for property and equipment,
    net of dispositions                                     (5,037)   (1,670)
                                                           --------  --------
          Net cash used for investing activities            (5,037)   (1,670)

Cash flows from financing activities:
  Payment of debt obligations                                 (431)   (1,003)
  Proceeds from issuance of common stock, net               37,223       359
  Borrowing from bank                                           -        250
  Note receivable from stockholder                             121
                                                           --------  --------
          Net cash provided by (used for)
             financing activities                           36,913      (394)

Net increase in cash and cash equivalents                   37,436    (1,985)
Cash and cash equivalents at beginning of period            34,558     7,595
                                                          --------  --------
Cash and cash equivalents at end of period                $ 71,994  $  5,610
                                                          ========  ========


See accompanying Notes to Condensed Unaudited Consolidated Financial
Statements.

                             QUICKLOGIC CORPORATION
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Our fiscal years end on the Sunday closest to December 31. The nine month periods end on the Sunday after September 30. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

We exclusively use the U.S. dollar as our functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. We do not use derivative financial instruments.

During the three months ended September 30, 1999, two distributors of our products accounted for 12% and 15% of total sales. During the nine months ended September 30, 1999, two distributors of our products accounted for 10% and 17% of total sales. During the three months ended September 30, 2000, one distributor of our products accounted for 15% of total sales. During the nine months ended September 30, 2000, two distributors of our products accounted for 11% and 15% of total sales. No end customer of our products accounted for more than 10% of total sales.


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


                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             2000     1999       2000     1999
                                           -------  -------    -------  -------
Numerator:

  Net income                               $ 3,251  $   850    $ 7,713  $ 1,837
                                           =======  =======    =======  =======
Denominator:
  Common stock                              20,008    4,311     19,274    4,301
  Unvested common stock option exercises         -       (5)        (1)      (5)
                                           -------  -------    -------  -------
Weighted average shares outstanding
  for basic                                 20,008    4,306     19,273    4,296

Convertible preferred stock                      -    9,912          -    9,912
Stock options                                2,118      954      2,290      874
Unvested common stock option exercises           -        5          1        5
                                           -------  -------    -------  -------
Weighted average shares outstanding
  for diluted                               22,126   15,177     21,564   15,087
                                           =======  =======    =======  =======

Net income per share
  Basic                                    $  0.16  $  0.20    $  0.40  $  0.43
                                           =======  =======    =======  =======
  Diluted                                  $  0.15  $  0.06    $  0.36  $  0.12
                                           =======  =======    =======  =======


For the three months ended September 2000, 140,750 shares with a weighted average exercise price of $25.35 were excluded because the exercise price was less than the average fair market value for the quarter of $21.75. For the nine months ended September 2000, 70,000 shares with a weighted average exercise price of $28.18 were excluded because the exercise price was less than the average fair market value for the nine months of $24.13.


NOTE 3. BALANCE SHEET COMPONENTS


(in thousands)                            Sept. 30,    Dec. 31,
                                            2000        1999
                                          --------     --------
Inventory:
  Raw materials                           $     66     $    183
  Work-in-process                            5,545        3,642
  Finished goods                               480          524
                                          --------     --------
    Total inventory                       $  6,091     $  4,349
                                          ========     ========


NOTE 4. LONG-TERM OBLIGATIONS

In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At September 30, 2000, we had borrowed the entire facility. The related notes mature in 2002. At September 30, 2000, we were in compliance with our covenants.

NOTE 5. DEFERRED COMPENSATION

In connection with certain stock option grants, we recorded aggregate deferred compensation during the three and nine months ended September 30, 1999 of $612,000 and $944,000, respectively, net of reversals associated with unvested shares of terminated employees. There was no deferred compensation recorded during the nine months ended September 30, 2000. Such deferred compensation is being amortized ratably over the vesting period of the options.

NOTE 6. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the three and nine months ended September 30, 2000 and 1999.


NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

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

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have received and may receive in the future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We may in the future be involved in litigation with respect to alleged infringement by us of another party's patents. In the future, we may be involved with litigation to:

    -  enforce our patents or other intellectual property rights;

    -  protect our trade secrets and know-how;

    -  determine the validity or scope of the proprietary rights of others; and

    -  defend against claims of infringement or invalidity.

Such litigation has in the past, and could in the future, result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations.


NOTE 10. STOCKHOLDER'S EQUITY

The Company completed a public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

NOTE 11. DEFERRED COMPENSATION PLAN

The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their compensation to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as long term obligations on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with long term obligations) aggregated $143,000 at September 30, 2000.

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

In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. We announced our third line of ESPs, QuickDSP in January 2000. In May 2000, we announced QuickFC, our fourth line of ESPs. In October 2000, we announced QuickSD, our fifth line of ESPs. QuickSD is a line of devices designed for high-speed serial communications. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 5% of total revenue.

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

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:


(Unaudited)                              Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            2000     1999       2000     1999
                                          -------  -------    -------  -------
Revenue                                       100%     100%       100%     100%

Cost of revenue                                39       43         40       43
                                          -------  -------    -------  -------
Gross profit                                   61       57         60       57

     Research and development                  16       18         17       19
     Sales, general and administrative         32       31         31       32
                                          -------  -------    -------  -------
          Operating expenses                   48       49         48       51
                                          -------  -------    -------  -------
Operating income                               13        8         12        6
Interest income and other, net                  9        -          7        -
                                          -------  -------    -------  -------
Net income                                     22%       8%        19%       6%
                                          =======  =======    =======  =======


Three and Nine Months Ended September 30, 2000 and September 30, 1999

Revenue. Revenue increased 43% from $28.7 million for the nine months ended September 30, 1999 to $41.1 million for the nine months ended September 30, 2000. Revenue increased 45% from $10.3 million for the three months ended September 30, 1999 to $14.9 million for the three months ended September 30, 2000. These increases in revenue resulted primarily from increased sales of our new products including pASIC3 and ESPs and our mature products including pASIC1 and pASIC2. Sales of new products represented 20% of sales for the nine months in 1999 and 34% in the nine months of 2000. ESP revenue was 5% in 1999 and grew to 11% of sales in the nine months of 2000. Sales of new products represented 23% of sales for the three months in 1999 and 40% in the three months of 2000. ESP revenue was 6% in the three months ended September 30, 1999 and grew to 16% of sales in the three months ended September 30, 2000. We expect this trend in product mix change to continue. During the nine months ended September 30, 2000, two distributors of our products accounted for 11% and 15% of total sales. No end customer of our products accounted for more than 10% of total sales.

Gross Profit. Gross profit increased 50% from $16.4 million for the nine months ended September 30, 1999 to $24.6 million for the nine months ended September 30, 2000. Gross margin improved between those periods from 57% to 60%. Gross profit increased 53% from $5.9 million for the three months ended September 30, 1999 to $9.0 million for the three months ended September 30, 2000. Gross margin improved between those periods from 57% to 61%. This increase in gross profit was primarily due to higher revenue. The gross margin improvement was primarily due to increased sales of our higher margin new products including pASIC3 and ESPs and higher revenue over certain relatively-fixed production costs.

Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $5.4 million for the nine months ended September 30, 1999 to $6.9 million for the nine months ended September 30, 2000. As a percentage of revenue, research and development expense declined from 19% to 17% for the same periods. Research and development expense increased from $1.8 million for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000. As a percentage of revenue, research and development expense declined from 18% to 16% for the same periods. The increase in dollars spent on research and development was primarily due to investments in the development of our new ESP products. These efforts required the use of consultants and the hiring of additional personnel, which increased costs. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

Selling, General and Administrative Expense. Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $9.2 million for the nine months ended September 30, 1999 to $12.6 million for the nine months ended September 30, 2000. Selling, general and administrative expense as a percentage of revenue decreased from 32% to 31% for the first nine months of 1999 and 2000, respectively. Selling, general and administrative expense increased from $3.2 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000. Selling, general and administrative expense increased as a percentage of revenue from 31% for the three months ended September 1999 to 32% for the three months ended September 2000. The increase in dollars spent was primarily due to hiring of additional sales, marketing, finance and administrative personnel and sales commissions. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.

Interest and Other Income, Net. Interest income, interest expense and other income, net was $108,000 in the nine months ended September 30, 1999 compared to $2,650,000 for the nine months ended September 30, 2000. Interest income, interest expense and other income, net was $21,000 in the three months ended September 30, 1999 compared to $1,260,000 for the three months ended September 30, 2000. The increase in 2000 is due to the interest earned on the cash raised in our initial public offering on October 15, 1999 and our public offering on April 12, 2000.

Deferred Compensation. In connection with certain stock option grants, we recorded aggregate deferred compensation of approximately $944,000 and $612,000 during the nine and three months ended September 30, 1999, respectively. There was no deferred compensation recorded during the nine months ended September 30, 2000.

Provision for Income Taxes. No provision for income taxes was recorded for the periods presented due to our ability to utilize a portion of our state and federal net operating loss carryforwards.

Liquidity and Capital Resources

We have been profitable since the third quarter of 1998. At September 30, 2000, we had $72.0 million in cash, an increase of $37.4 million from cash held at December 31, 1999. As of September 30, 2000, we had an accumulated deficit of $50.3 million.

We have an equipment financing line with a commercial bank. At September 30, 2000, we had obligations of $167,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

Net cash provided by operating activities was $5.6 million and $79,000 in the first nine months of 2000 and 1999, respectively. For the nine months ended September 30, 2000, cash flow was generated primarily from the net income of $7.7 million and an increase in accounts payable of $1.2 million, offset by an increase in inventory and other assets of $1.7 million and $1.0 million, respectively. For the nine months ended September 30, 1999, the cash flow generated from net income and non-cash depreciation charges was offset by the increase in accounts receivable.

Net cash used for investing activities was $5.0 million, and $1.7 million for the first nine months of 2000 and 1999, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment.

Net cash provided by (used for) financing activities was $36.9 million and $(394,000) in the first nine months of 2000 and 1999, respectively. Cash flows for the nine moths ended September 30, 2000 were primarily related to the $35.5 million received from the public offering on April 12, 2000. The cash flows for the nine months ended September 30, 1999 included $1.0 million in debt repayments, partially offset by $359,000 received from the exercise of stock options

We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our recent public offering combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

The Company completed a public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

New Accounting Pronouncements

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

FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this "Factors Affecting Future Operating Results" section and the risks discussed in our other Securities Exchange Commission filings.

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

WE CANNOT ASSURE YOU THAT WE WILL REMAIN PROFITABLE BECAUSE WE HAVE A HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE

We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of September 30, 2000 was $50.3 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

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

We have only recently started selling embedded standard products. In the first nine months of 2000, ESPs accounted for approximately 11% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

We employ independent, third-party distributors to market and sell a significant portion of our products. During the nine months ended September 30, 2000, approximately 69% of our sales were made through our distributors. Two distributors together accounted for approximately 26% of our sales. No other distributor accounted for more than 10% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

If we are not able to compete successfully in this environment, our business will be materially harmed. A primary cause of this highly competitive environment is the strengths of our competitors. Our industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Altera, Actel, Lattice Semiconductor and Lucent. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with our competitors' products or other inhibiting factors.

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

     -    the diversity of product lines; or

     - the cost-effectiveness of design, development, manufacturing and marketing efforts.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY FACE SIGNIFICANT EXPENSES AS A RESULT OF FUTURE LITIGATION

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations which are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to license other parties' patents. We evaluate these letters on a case-by-case basis. In September 1999, we received an offer to license a patent related to field programmable gate array architecture. It is too early for us to determine whether this license would be necessary or useful, or whether a license would be obtainable at a reasonable price. Offers such as these may lead to litigation if we reject the opportunity to obtain the license. We have in the past and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is expensive to all parties and consumes large amounts of management's time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel Corporation in August 1998, which materially harmed our business. In addition, if the September 1999 letter or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation would materially harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could materially and adversely affect our business.

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

Sales to customers located outside the United States accounted for 43%, 47%, 48% and 35% of our total sales in 1997, 1998, 1999 and the nine months ended September 30, 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In the past, we have denominated sales of our products in foreign countries exclusively in United States dollars. As a result, any increase in the value of the United States dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS

Our officers, directors and principal stockholders together control approximately 18% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER

Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of QuickLogic or a change in our management. Our certificate of incorporation provides that we will have a classified board of directors, with each class of directors subject to re-election every three years. This classified board, when implemented, will have the effect of making it more difficult for third parties to insert their representatives on our board of directors and gain control of QuickLogic. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2000 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations.

PART  II.  OTHER INFORMATION

Item  2.   Changes In Securities and Use of Proceeds

From January 1, 2000 to September 30, 2000, we granted options to purchase an aggregate of 1,305,750 shares of common stock to our directors, executive officers, employees and consultants at a weighted average exercise price of $20.82 per share. During that same period, options to purchase 170,653 shares were exercised at an aggregate exercise price of $3.02 per share.

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

                                         QUICKLOGIC CORPORATION

Dated: November 13, 2000                 /s/ Arthur O. Whipple
                                         -----------------------------
                                         Vice President of Finance and Chief
                                         Financial Officer (as principal
                                         accounting and financial officer and on
                                         behalf of Registrant)