Form 10-K405
period 2000-12-31
QUICKLOGIC CORPORATION
filed 2001-03-28
CIK 882508

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 2000

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______TO______

                       COMMISSION FILE NUMBER: 000-22671

                            ------------------------

                             QUICKLOGIC CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        77-0188504
        (State or other jurisdiction of              (I.R.S. Employer Identification Number)
        incorporation or organization)

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

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was $131,594,983.00 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At February 28, 2001 Registrant had outstanding 20,245,382 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on or about April 24, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    STATEMENTS IN THIS BUSINESS SECTION, AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, WHICH EXPRESS THAT THE COMPANY "BELIEVES", "ANTICIPATES" OR "PLANS
TO....", AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, ARE
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF THE RISKS AND UNCERTAINTIES DESCRIBED HEREIN AND ELSEWHERE INCLUDING, IN PARTICULAR, THOSE FACTORS DESCRIBED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "FACTORS AFFECTING FUTURE RESULTS."

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    QuickLogic Corporation develops, markets and supports advanced Field Programmable Gate Array, or FPGA, and Embedded Standard Product, or ESP, semiconductors and the software tools that enable design engineers to use our products. We introduced ESPs, a new class of semiconductor devices, in 1998, to address the design community's rapidly increasing demand for a solution that bridges the gap between existing Application Specific Integrated Circuit, or ASIC, options and the long-sought goal of System-on-a-Chip. Specifically, our ESP devices provide engineers with the ease-of-use, guaranteed functionality and high-performance of standard products, combined with the flexibility of programmable logic. Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Examples of markets we sell to include telecommunications and data communications; video/audio, graphics and imaging; instrumentation and test; high-performance computing; and military systems.

PRODUCT TECHNOLOGY

    The key components of our ESP and FPGA product families are our ViaLink programmable metal technology, our user-programmable platform and the associated software tools used for product design. Our ViaLink technology allows us to create smaller devices than competitors' comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal speed. Our user-programmable platform facilitates full utilization of a device's logic cells and Input/Output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection. The abundance of interconnect resources allows more paths between logic cells. As a consequence, system designers are able to use QuickLogic devices with smaller gate counts than competing FPGAs to implement their designs. These smaller gate-count devices require less silicon area and as a result are able to be offered at a lower price. Finally, our software enables our customers to efficiently implement their designs using our products.

INDUSTRY BACKGROUND

    Competitive pressures are forcing manufacturers of electronic systems to rapidly bring to market products with improved functionality, higher performance and greater reliability, all at lower cost. Providers of systems requiring high-speed data transmission and processing such as communications equipment, digital image products, test and instrumentation and storage subsystems face intense time-to-market pressures. These market forces have driven the evolution of logic semiconductors, which are used in complex electronic systems to coordinate the functions of other semiconductors, such as microprocessors or memory. There are three types of advanced logic semiconductors:

    - Application Specific Integrated Circuits, or ASICs, are special purpose devices designed for a particular manufacturer's electronic system. These devices are customized during wafer manufacturing;

    - Application Specific Standard Products, or ASSPs, are fixed-function devices designed to comply with industry standards that can be used by a variety of electronic systems manufacturers. Their functions are fixed prior to wafer fabrication; and

    - Programmable Logic Devices, or PLDs, are general-purpose devices which can be used by a variety of electronic systems manufacturers, and are customized after purchase for a specific application. Field Programmable Gate Arrays, or FPGAs, are types of PLDs used for complex functions.

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

    ASSPs have become widely utilized as industry standards have developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

    - Peripheral Component Interconnect, or PCI, a standard developed to provide a high performance, reliable and cost-effective method of connecting high-speed devices within a system;

    - Synchronous Optical Network, or SONET, a fiber-optic transmission standard for high-speed digital traffic, employed mainly by telephone companies and other network service providers;

    - Ethernet, a widely-used local area network, or LAN, transport standard which controls the interconnection between servers and computers; and

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

INDUSTRY FUTURE: SYSTEM-ON-A-CHIP

    Over the past few years, semiconductor manufacturers have migrated to smaller process geometries. These smaller process geometries enable more logic elements to be incorporated in a single chip using less silicon area. More recently, advances have been made in the integration of logic and memory on a single chip, which had been difficult previously due to incompatible process technologies.

The industry "holy grail" is to have the three basic components of all electronic circuit boards; logic, memory and a microprocessor, on the same chip. Advantages of the single-chip approach to systems manufacturers include:

    - simplified system development;

    - reduced time-to-market;

    - elimination of delays associated with the transfer of data between chips;

    - smaller physical size;

    - lower power dissipation;

    - greater reliability; and

    - lower cost.

    However, as levels of logic integration have increased, devices have become more specific to a particular application. This fact limits their use and potential market size.

QUICKLOGIC'S ESP SOLUTION

    QuickLogic has leveraged its unique ViaLink technology and user-programmable platform to address the limitations inherent in current system-on-a-chip approaches. The result is embedded standard products, or ESPs, that deliver the advantages offered by both FPGAs and ASSPs. In its simplest form, an ESP contains four basic parts: a programmable logic array, an embedded standard function, an optional programmable read-only memory to configure the embedded function, and an interface that allows communication between the standard function and programmable logic array. Our ESP products combine the system-level functionality of ASSPs with the flexibility of FPGAs. We believe ESPs offer the following specific advantages:

    - Increased Performance. In a typical design, data must travel between an ASSP and an FPGA across a printed circuit board. The limited number of connections available and the distance between the devices can degrade the system's overall performance. Our ESP solution allows all data to be processed on a single chip;

    - Decreased Cost. Because our ESP is a single chip solution, it requires less silicon area, and therefore is less expensive to produce. Additionally, this single chip approach lowers the component, assembly and test cost for the system manufacturer;

    - Increased Reliability. ESP designs are more reliable because single chip solutions contain fewer components and circuit board connections that are subject to failure; and

    - Shorter Development Time. With a multiple chip design, systems designers must solve complex routing and timing issues between devices. A single chip ESP solution eliminates the timing issues between devices and simplifies software simulation, leading to shorter development time.

    We have introduced five ESP product lines since 1998. These include the QuickSD, QuickFC and QuickPCI families--products aimed at the high-speed interconnect section of the fast-growing communications market. In addition we have introduced QuickDSP and QuickRAM, for high-performance Digital Signal Processing, or DSP, applications and applications that require embedded memory. All of these families are designed for performance-driven applications.

QUICKLOGIC'S FPGA SOLUTION

    QuickLogic's FPGAs offer higher performance at lower overall systems cost than competing FPGA solutions, in addition to offering the advantages typically associated with FPGAs. Specifically, our products provide greater design flexibility than standard FPGAs and enable designers of complex systems to achieve rapid time-to-market with highly differentiated products. Our products are based on our ViaLink technology and user-programmable platform, and our associated QuickWorks and QuickTools design software.

    During 2000, we introduced a new FPGA family called Eclipse--devices that offer a host of new system-level features that are ideal for the telecommunications, networking, computer and test applications that require a combination of high-performance, high density and embedded random access memory, or RAM. In addition, we continue to sell our three families of pASIC FPGAs.

THE QUICKLOGIC STRATEGY

    Our objective is to be the indispensable provider of high-speed, flexible, cost-effective ESPs. We feel we can achieve this objective by offering systems manufacturers the ability to accelerate design cycles to satisfy demanding time-to-market requirements. To achieve our objective, we have adopted the following strategies:

    EXTEND TECHNOLOGY LEADERSHIP

    Our ViaLink technology, user-programmable platform and proprietary software design tools enable us to offer flexible, high-performance ESP products. We intend to continue to invest in the development of these technologies and to utilize such developments in future innovations of our ESP products. We also intend to focus our resources on building critical systems-level expertise to introduce new ESP products and enhance existing ESP product families. We target applications that are:

    - high performance and high complexity;

    - broadly used and growing quickly; and

    - difficult or impossible to implement in traditional FPGAs.

    Specifically, we will continue to focus our design and marketing efforts on systems manufacturers who sell complex systems within our target applications. These include:

    - data communications and telecommunications;

    - video/audio and graphics and imaging;

    - instrumentation and test;

    - high-performance computing; and

    - military.

    PROVIDE COMPLETE SYSTEM SOLUTIONS

    Our focus on a more targeted set of applications areas will allow us to provide a complete solution to systems manufacturers. This includes not only the device and software, but software drivers, reference designs, test boards and complementary intellectual property, or IP, functions. We focus ESP development efforts on three strategic applications areas:

    - embedded high performance digital signal processing, or DSP;

    - embedded high-performance interconnect; and

    - embedded high-performance processing.

    STRATEGIC ALLIANCES

    During 2000, we engaged in key strategic partnerships with MIPS Technologies, Finisar, UTMC, Conexant Systems, and Tower Semiconductor. In addition, we continue to sell through a network of industry sales representatives and distributors. These alliances will be an essential element of our ESP strategy and strength going forward. By leveraging the expertise of our partners in IP development, wafer fabrication and sales, we can devote our effort to the development of targeted, complete ESP products.

    CREATE INNOVATIVE, INDUSTRY-LEADING CUSTOMER SERVICES

    We continue to develop and implement innovative ways to serve and communicate with our customers. For example, our WebASIC service allows customers to use our development software to design a circuit, transmit design information over the Internet and receive a QuickLogic ESP or FPGA device programmed with their design (within one business day in North America and Europe or within two business days in Asia). In addition, our ProChannel web-based system allows our customers to obtain promotional material, receive quotations, place orders for our products and view their order status over the Internet. This system complements the Electronic Data Interchange systems that we have used for the past several years with our largest customers.

CUSTOMERS AND MARKETS

    The following chart provides a representative list by industry of our current customers and the markets in which they do business:

INDUSTRY                       CUSTOMER                       APPLICATION
--------                       --------                       -----------
Data Communications and        Alcatel                        Fiber optic transmission
  Telecommunications                                          equipment
                               IBM                            Data encryption, network
                                                              servers
                               NEC                            PBX electronics, wireless
                                                              base stations
Video/Audio, Graphics and      Digidesign                     PC-based audio editing
  Imaging                      Honeywell                      Aircraft navigation and
                                                              flight controls
                               Mitsubishi                     Large screen displays
                               NEC                            Solid state video cameras
                               Sony                           Industrial video cameras
Instrumentation and Test       ABB                            Industrial power management
                                                              systems
                               LTX                            Semiconductor test equipment
                               National Instruments           PC-based instrumentation
                                                              boards
                               Teradyne                       Semiconductor test equipment
                               Ando                           Semiconductor test equipment
High-Performance Computing     Compaq Computer                Alpha processor motherboards
                               IBM                            RAID controller, ThinkPad
                                                              display controls
                               Mitsubishi                     Mobile PC pen-input display
                                                              controllers
Military Systems               B.F. Goodrich                  Launch vehicle for Delta Four
                                                              rockets
                               DY-4                           VME-based computer systems
                               Hamilton Standard              Flight computers
                               Hughes Aircraft                Helicopter motor controls and
                                                              radar
                               McDonnell Douglas              C-17 flight controllers
                               Raytheon                       Tornado missile

SALES AND TECHNICAL SUPPORT

    We sell our products through a network of sales managers, independent sales representatives and electronics distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in Los Angeles, Dallas, Boston, Raleigh, London, Munich, Shin-Yokohama, Shanghai and Hong Kong. Our direct sales personnel and independent sales representatives generally focus on major strategic accounts. Our distributors generally focus on small and medium-sized customers, as well as demand creation and fulfillment to the larger accounts.

    Currently in the United States, our three distributors include Avnet Electronics, Future Electronics and Impact Technologies. A network of distributors throughout Europe and Asia supports the company's international business. These firms are responsible for creating customer demand, providing customer support and other value-added services, as well as filling customers orders. From time-to-time, we add or delete certain distributors and sales representatives, as appropriate in comparison to the level of business the company generates.

    We provide systems manufacturers with comprehensive technical support, which we believe is critical to remaining competitive in the markets we serve. Our factory-based and distributor applications support organizations provide pre-sales and on-site technical support to customers. In 1998, we established a design center to develop new embedded functions for ESPs, and to provide in-depth, system-level technical support to our customers.

COMPETITION

    The semiconductor industry is intensely competitive and is characterized by constant technological change, rapid rates of product obsolescence and price erosion. Our existing competitors include suppliers of conventional standard products, such as PLX Technology and Applied Micro Circuits Corporation, or AMCC; suppliers of complex programmable logic devices, or CPLDs, including Lattice Semiconductor and Altera; and suppliers of FPGAs, particularly Xilinx and Actel. Xilinx and Altera dominate the PLD market, which together control over 60% of the market, according to inSearch Research, a semiconductor market research firm. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. We also face competition from companies that offer standard gate arrays, which can be obtained at a lower cost for high volumes and may have gate densities and performance equal or superior to our products. As we introduce additional ESPs, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by these new ESP devices. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers. We also may face competition from suppliers of products based on new or emerging technologies.

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

    As of February 28, 2001, the research and development staff consisted of 48 employees. Our research and development efforts are focused on standard function development and integration, device architecture, development tools and foundry process development. Our standard function development and integration personnel create circuit designs for inclusion in our ESP products. They also evaluate circuit designs by third parties for inclusion in our ESP products and integrate those circuit designs with our FPGA technology. Our device architecture personnel develop new and improved architectures for our FPGA and ESP products to better serve the needs of our customers. Our software engineering group develops place and route tools, which fit the design into specific logic cell elements within a device and determine the necessary interconnections. They also develop delay modeling tools, which estimate the timing of all the circuit paths for accurate simulation. The software group incorporates third-party software tools into the QuickWorks design software suite, and develops the design libraries needed for the QuickWorks and QuickTools products to integrate with third-party design environments. Our process engineering group maintains our proprietary wafer manufacturing processes, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

    Our research and development expense for 1998, 1999 and 2000 were $6.3 million, $7.4 million and $9.3 million, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

MANUFACTURING

    We have established close relationships with third-party manufacturers for our wafer fabrication, package assembly, test and programming requirements in an effort to ensure stability in the supply of our products and minimize the risk of localized capacity constraints.

    We currently outsource all of our wafer manufacturing to Cypress Semiconductor Corporation at its Round Rock, Texas facility and to Taiwan Semiconductor Manufacturing Company at its Taiwan facilities. Cypress manufactures our pASIC1 and pASIC2 product families using a three-layer metal,
0.65 micron CMOS process on six-inch wafers. TSMC manufactures our pASIC3, QuickRAM and QuickPCI product families using a four-layer metal, 0.35 micron CMOS process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Our Cypress agreement provides a guaranteed capacity availability. We purchase products from TSMC on a purchase order basis. Under this arrangement, we and TSMC have mutually agreed that we are not required to purchase a predetermined amount of product, and TSMC is not required to guarantee capacity availability. See "Factors Affecting Future Results--None of our products is currently manufactured by more than one manufacturer..."

    On December 12, 2000 we entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. under which we will make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. Under the terms of the Agreement, our investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for our proprietary ViaLink technology, and supply us with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2002. Per the terms of the Agreement, we paid Tower $6.7 million on January 22, 2001.

    We outsource our product packaging, test and programming to Amkor and ChipPAC at their South Korea facilities and to Advanced Semiconductor Engineering at its Taiwan facility, among others.

EMPLOYEES

    As of February 28, 2001, we had a total of 178 employees worldwide, with 47 people in operations, 48 people in research and development, 21 people in sales, 24 people in marketing, 34 people in administration and four people in management information systems. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

INTELLECTUAL PROPERTY

    Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 80 U.S. patents and have 9 pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In addition, we have three patent applications pending in Japan. Our issued patents expire between 2009 and 2019. We have also registered six of our trademarks in the U.S. with applications to register an additional two trademarks now pending.

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

    During 2000, we entered into technology license agreements with several third parties. In April 2000, we signed a license agreement with MIPS Technologies, Inc. This agreement enables the development of an embedded, MIPS-based(TM) processor with high-performance programmable logic and on-chip dual-port SRAM, laying the foundation for a whole new class of system-level ESP product families. In May 2000, we announced an agreement with Finisar Corporation to use their gigabit-rate technology. Designed for use in conjunction with industry-standard SERDES transmitter-receiver chips, this product supports standard Fibre Channel performance rates of up to 2.5 Gb/s throughput. In October 2000, we signed a license agreement with Conexant Systems, Inc. to use their SkyRail 3.1 Gb/s scalable transceivers. This technology allows us to provide device data throughput of up to 37.5 Gb/s in high-speed serial bus architectures.

    In October 2000, we licensed our technology to Aeroflex UTMC, a wholly owned subsidiary of Aeroflex Incorporated. Aeroflex UTMC will benefit from the use of our ViaLink metal-to-metal interconnect technology in supplying their products to the commercial and military satellite markets.

    From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case-by-case basis. In September 1999, we received an offer to license a patent related to field programmable gate array architecture. We have not yet determined whether this license would be necessary or useful and obtainable at a reasonable price. Offers such as these may lead to litigation if we reject the opportunity to obtain the license.

    In March 2000, Unisys Corporation filed a patent infringement lawsuit against us alleging that we infringed three of their patents. We believe that we have strong defenses and that the resolution of this lawsuit will not have a material effect on our financial condition or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for an adverse effect on the Company's financial position or its results of operations.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning our current executive officers and directors as of February 28, 2001:

NAME                                      AGE        POSITION
----                                      ---        --------
E. Thomas Hart..........................     59      President, Chief Executive Officer and
                                                     Director
John M. Birkner.........................     57      Vice President, Chief Technical Officer
Michael R. Brown........................     51      Vice President, Worldwide Sales
Andrew K. Chan..........................     50      Vice President, Research and Development
Hua-Thye Chua...........................     65      Vice President, Process Technology and
                                                     Director
Peter G. Feist..........................     46      Vice President, Worldwide Marketing
Reynold W Simpson.......................     52      Senior Vice President, Chief Operating
                                                     Officer
Arthur O. Whipple.......................     53      Vice President, Finance, Chief Financial
                                                     Officer and Secretary
Ronald D. Zimmerman.....................     52      Vice President, Administration
Irwin Federman..........................     65      Chairman of the Board of Directors
Donald P. Beadle........................     65      Director
Robert J. Boehlke.......................     59      Director
Michael J. Callahan.....................     65      Director

    E. THOMAS HART has served as our President, Chief Executive Officer and a member of our board of directors since June 1994. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology based management consulting firm. Mr. Hart holds a B.S.E.E. from the University of Washington.

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

    PETER G. FEIST has served with us since June 2000, most recently as our Vice President, Worldwide Marketing. From January 1997 to April 2000, Mr. Feist was with GateField, a semiconductor manufacturing company, where he was most recently Senior Vice President, Marketing. From January 1995 to September 1996, he served as Regional Manager, Europe for Hyundai Corporation, Digital Media Division. From April 1985 to December 1994, he worked for LSI Logic, a semiconductor manufacturing company, most recently as Director Strategic Marketing. He holds a Diplom Ingenieur (M.S.E.E.-equivalent) from the University of Dortmund.

    REYNOLD W. SIMPSON has served with us since August 1997, most recently as Senior Vice President and Chief Operating Officer. From February 1996 to July 1997, Mr. Simpson was Vice President of Manufacturing at GateField, a semiconductor manufacturing company. Prior to joining GateField, Mr. Simpson was Operations Manager at LSI Logic, a semiconductor manufacturing company, from March 1990 to February 1996 and Quality Director from February 1989 to March 1990. Mr. Simpson holds a Mechanical Engineering Certificate from the Coatbridge Polytechnic Institute in Scotland, a degree in Technical Horology (Mechanical Engineering) from the Barmulloch Polytechnic Institute in Scotland and studied for a degree in Electronic Engineering at the Kingsway Polytechnic Institute in Scotland.

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

    RONALD D. ZIMMERMAN has served as our Vice President, Administration since October 1996. From August 1988 to October 1996, Mr. Zimmerman was Human Resources Director of the Analog Products Group at National Semiconductor, as well as group human resources director of the corporate technology and quality/reliability organizations and the human resources director of corporate administration. Mr. Zimmerman holds a B.A. in Sociology and Psychology and an M.A. in Psychology from San Jose State University.

    IRWIN FEDERMAN has served as chairman of our board of directors since September 1989. Mr. Federman has been a general partner of U.S. Venture Partners, a venture capital company, since 1990. From 1988 to 1990, he was a Managing Director of Dillon Read & Co., an investment banking firm, and a general partner in its venture capital affiliate, Concord Partners.
Mr. Federman serves on the boards of directors of the following public companies: SanDisk, a semiconductor company; Komag, a thin film media manufacturer; Centillium Communications, a communications semiconductor company; Netro, a wireless systems company and Check Point Software Technologies, a network security software company. Mr. Federman holds a B.S. in Economics from Brooklyn College and has been awarded an honorary Doctorate of Engineering Science from Santa Clara University.

    DONALD P. BEADLE has served as a member of our board of directors since July 1997. Since June 1994, Mr. Beadle has been President of Beadle Associates, a consulting firm. From May 1997 to July 1997, Mr. Beadle was a consultant at Interwave Communications, a developer of microcell systems, where he served as Acting Vice President of Sales and Sales Operations. From October 1994 to December 1996, he was a consultant for Asian business development at National Semiconductor. At National Semiconductor, he was Managing Director, Southeast Asia from 1993 until June 1994, Vice President of Worldwide Marketing and Sales, International Business Group from 1987 until 1993, and Managing Director, Europe from 1982 to 1986. Mr. Beadle was employed by National Semiconductor in executive sales and marketing positions for 34 years until June 1994, at which time he was Executive Vice President, Worldwide Sales and Marketing. Mr. Beadle serves on the board of directors of one public company, Komag, a thin film media manufacturer. He received his technical education at the University of Connecticut and the Bridgeport Institute of Engineering.

    ROBERT J. BOEHLKE has served as a member of our board of directors since December 2000. Mr. Boehlke was most recently Executive Vice President and Chief Financial Officer of KLA-Tencor, a position he held until his retirement in June 2000. He joined KLA Instruments in 1983 and served as the general manager of various operating groups through 1990 when he became Chief Financial Officer. He was a partner at the investment banking firm of Kidder, Peabody & Company from 1971 until 1983. Mr. Boehlke serves on the boards of LTX, a test equipment manufacturer, and Entegris, a manufacturer of materials management products for the semiconductor industry. He holds a bachelor's degree in engineering from the U.S. Military Academy at West Point and an M.B.A. from Harvard University.

    MICHAEL J. CALLAHAN has served as a member of our board of directors since July 1997. From March 1990 through his retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of Waferscale Integration, a producer of peripheral integrated circuits. From 1987 to March 1990, Mr. Callahan was President of Monolithic Memories, now a subsidiary of Advanced Micro Devices, a semiconductor manufacturing company. He was Senior Vice President of Programmable Products at Advanced Micro Devices. From 1978 to 1987, Mr. Callahan held a number of positions at Monolithic Memories including Vice President of Operations and Chief Operating Officer. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor, a semiconductor manufacturing company, for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

EXECUTIVE OFFICERS

    Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.

BOARD OF DIRECTORS

    We currently have authorized six directors. Our directors consist of Messrs. Beadle, Boehlke, Callahan, Chua, Federman and Hart. All directors hold office until the next annual meeting of stockholders or until their successors are duly qualified and elected. Our certificate of incorporation provides that our board of directors will be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.

Messrs. Beadle and Callahan have been designated as Class I directors, whose term expires at the 2003 annual meeting of stockholders; Messrs. Chua and Federman have been designated as Class II directors, whose term expires at the 2001 annual meeting of stockholders; and Mr. Hart and Mr. Boehlke have been designated as Class III directors, whose terms expire at the 2002 annual meeting of stockholders. Mr. Federman will not stand for reelection at the 2001 annual meeting of stockholders.

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

ITEM 2.  PROPERTIES

    Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,624 square feet in Sunnyvale, California. This facility is leased through 2003 with an option to renew through 2006. In addition, we lease sales offices near London and in Hong Kong and engineering offices in Hillsborough, Oregon and La Palma, California. The London office is leased through September 2004, and the Hong Kong office is leased through September 2001. The Hillsborough office is leased through December 2001 and the La Palma office is leased through January 2004. We believe that our existing facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

    On March 29, 2000, Unisys Corporation filed a patent infringement lawsuit against the Company alleging that the Company infringed three of Unisys' patents. The Company does not believe that the resolution of this lawsuit will have a material adverse impact on the Company's financial condition or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for an adverse effect on the Company's financial position or its results of operations.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our Common Stock has been traded on The Nasdaq Stock Market's National Market under the symbol "QUIK" since October 15, 1999, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported on The Nasdaq Stock Market's National Market:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING DECEMBER 31, 1999
  Fourth Quarter (from October 15, 1999)....................  $19.563    $12.938
FISCAL YEAR ENDING DECEMBER 31, 2000
  First Quarter (through March 31, 2000)....................  $39.500    $13.750
  Second Quarter (through June 30, 2000)....................  $32.938    $20.250
  Third Quarter (through September 29, 2000)................  $27.781    $14.063
  Fourth Quarter (through December 29, 2000)................  $17.625    $ 5.000

    The last reported sale price of our Common Stock on The Nasdaq Stock Market's National Market was $6.50 per share on February 28, 2001. As of February 28, 2001, there were 20,245,382 shares of Common Stock outstanding that were held of record by approximately 346 stockholders.

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

    The Company completed a follow-on public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

    From October 14, 1999, the effective date of the Registration Statement, to December 31, 2000, the ending date of the reporting period, the approximate amount of net offering proceeds used were $20.0 million for general business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DIVIDEND POLICY

    We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.......................................  $23,758    $ 28,460   $30,007    $39,785    $53,342
Cost of revenue...............................   11,158      16,855    14,303     17,103     21,068
                                                -------    --------   -------    -------    -------
Gross profit..................................   12,600      11,605    15,704     22,682     32,274
Operating expenses:
  Research and development....................    4,642       6,235     6,294      7,355      9,300
  Selling, general and administrative.........    7,730      10,981     9,368     12,618     17,137
  Contract termination and legal(1)...........    4,125      28,309        --         --         --
                                                -------    --------   -------    -------    -------
    Net operating income (loss)...............   (3,897)    (33,920)       42      2,709      5,837
Interest expense..............................      (60)       (162)     (161)       (97)       (49)
Interest income and other, net................      360         434       364        549      3,842
                                                -------    --------   -------    -------    -------
Net income (loss).............................  $(3,597)   $(33,648)  $   245      3,161      9,630
                                                =======    ========   =======    =======    =======

Net income (loss) per share:
  Basic.......................................  $ (4.66)   $ (10.41)  $  0.06    $  0.42    $  0.49
  Diluted.....................................  $ (4.66)   $ (10.41)  $  0.02    $  0.19    $  0.45
Weighted average shares:
  Basic.......................................      772       3,232     4,231      7,615     19,486
  Diluted.....................................      772       3,232    14,645     16,400     21,614

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash..........................................  $10,336    $ 7,331    $ 7,595    $34,558    $ 70,210
Working capital (deficit).....................   10,650      2,395     (3,319)    32,568      75,539
Total assets..................................   22,577     19,951     16,168     50,482     100,307
Long-term obligations(2)......................      602      7,724        591        128       1,121
Total stockholders' equity (deficit)..........   11,799     (1,756)      (975)    37,005      85,734

------------------------

(1) Contract termination and legal expenses include a charge of $23.0 million in the year ended December 31, 1997 for termination of an agreement with Cypress Semiconductor Corporation, and charges of $4.1 million and $5.3 million in the years ended December 31, 1996 and 1997, respectively, for the legal and settlement costs associated with the Actel Corporation litigation. See note 12 of notes to consolidated financial statements.

(2) Long term obligations at December 31, 1997 include obligations under the Actel litigation settlement. At December 31, 1998, this obligation is classified as a current liability. We paid all of our remaining obligations under the settlement on November 3, 1999. See note 12 of notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                EXPLANATORY NOTE

    STATEMENTS IN THIS SECTION, AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, WHICH EXPRESS THAT THE COMPANY "BELIEVES", "ANTICIPATES" OR "PLANS TO...", AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY AS A RESULT OF THE RISKS AND UNCERTAINTIES DESCRIBED HEREIN AND ELSEWHERE INCLUDING, IN PARTICULAR, THOSE FACTORS DESCRIBED UNDER "FACTORS AFFECTING FUTURE RESULTS."

OVERVIEW

    We design and sell field programmable gate arrays, embedded standard products associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; and pASIC 3, introduced in 1997. We introduced our Eclipse family of FPGAs in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

    In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. Revenue for our QuickRAM and QuickPCI products together accounted for approximately 12% of our total revenue in 2000. During 2000, we introduced the QuickFC, QuickDSP, QuickSD and QuickMIPS families of ESPs. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 5% of total revenue.

    We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. More than half of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through each of these channels in 1999 was 80% and 20%, respectively, and 69% and 31% in 2000, respectively.

    Four distributors accounted for 24%, 11%, 10% and 6% of sales, respectively, in 1999 and five distributors accounted for approximately 20%, 8%, 7%, 6% and 6% of sales, respectively, in 2000. Two customers each accounted for 6% of sales in 2000. No other distributor or direct customer accounted for more than 5% of sales in 1999 or 2000. We expect that a limited number of distributors will continue to account for a significant portion of our total sales.

    Our international sales were 47%, 48% and 38% of our total sales for 1998, 1999 and 2000, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

                                                           YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      1998           1999           2000
                                                    --------       --------       --------
Revenue...........................................   100.0%         100.0%         100.0%
Cost of revenue...................................    47.7%          43.0%          39.5%
                                                     -----          -----          -----
Gross profit......................................    52.3%          57.0%          60.5%
Operating Expenses:
  Research and development........................    21.0%          18.5%          17.4%
  Selling, general and administrative.............    31.2%          31.7%          32.2%
                                                     -----          -----          -----
Net operating income..............................     0.1%           6.8%          10.9%
Interest expense..................................    (0.5)%         (0.2)%         (0.1)%
Interest income and other, net....................     1.2%           1.4%           7.3%
                                                     -----          -----          -----
Net income........................................     0.8%           8.0%          18.1%
                                                     =====          =====          =====

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

    REVENUE. Our revenue for 1998, 1999 and 2000 was $30.0 million, $39.8 million and $53.3 million, respectively, representing growth of 32.6% from 1998 to 1999 and 34.1% from 1999 to 2000. The majority of the 1999 increase in revenue, as compared with 1998, was due to growth in sales of our pASIC 3 products, the third generation of our FPGAs. Our pASIC 3 revenue increased in 1999 by approximately $4.4 million. In 1999, our pASIC 1 and pASIC 2 revenues together increased by approximately $3.0 million and revenue from our QuickRAM products, introduced in September 1998, increased by approximately
$2.4 million. The majority of the 2000 increase in revenue, as compared with 1999, was due to continued growth in sales of our pASIC 3 products. Our pASIC 3 revenue increased in 2000 by approximately $6.5 million. In 2000, our pASIC 1 and pASIC 2 revenues together increased by approximately $3.0 million and revenue from our ESP products increased by approximately $4.0 million. In aggregate, unit sales increased in both 1999 and 2000. The 2000 increase was the result of higher unit sales and slightly higher average selling prices.

    GROSS PROFIT. Gross profit was $15.7 million, $22.7 million and $32.3 million in 1998, 1999 and 2000, respectively, which was 52.3%, 57.0% and 60.5% of revenue for those periods. The increase in 1999, as compared with 1998, was primarily due to the continued growth in sales and the introduction of higher-margin QuickRAM products. The 1999 increase was partially offset by a slight decrease in the average selling price of the older pASIC 1 and pASIC 2 product families. The increase in 2000, as compared with 1999, was primarily due to the continued growth in sales and the introduction of higher-margin ESP products. The 2000 increase was partially offset by a slight decrease in the average selling price of the older pASIC 1 and pASIC 2 product families.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $6.3 million, $7.4 million and $9.3 million in 1998, 1999 and 2000 respectively, which was 21.0%, 18.5% and 17.4% of revenue for those periods. The increase in research and development spending in 1999 and 2000 were primarily due to an increase in the number of employees involved in research and development as we accelerated the introduction of new products, particularly our ESPs. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $9.4 million, $12.6 million and $17.1 million in 1998, 1999 and 2000, respectively, which was 31.2%, 31.7% and 32.2% of revenue for those periods. The increases in 1999 and 2000 were primarily due to hiring of additional sales and marketing personnel and increased sales commissions. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.

    DEFERRED COMPENSATION. With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of $204,000 and $908,000 in 1998 and 1999, respectively. There was no deferred compensation recorded in 2000. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $426,000, $512,000, and $589,000 in 1998, 1999 and 2000, respectively. The amortization of deferred compensation is recorded as research and development and selling, general and administrative expenses, depending on the related employees' activities.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net of expense, was $203,000, $452,000 and $3,793,000 in 1998, 1999 and 2000, respectively.
Interest and other income decreased in 1998 as interest income on increased cash balances was offset by interest expense incurred as a result of new equipment financing arrangements. The increase in 1999 and 2000 interest income was due mainly to our investment of proceeds from the October 1999 initial public offering and April 2000 follow-on offering.

PROVISION FOR INCOME TAXES

    No provision for income taxes was recorded for the years ended December 31, 1998, 1999 and 2000, as we were able to utilize a portion of our state and federal net operating loss carryforwards and other tax attributes. At
December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes of approximately $37 million and $7 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will continue to expire through 2018.

LIQUIDITY AND CAPITAL RESOURCES

    We have been profitable since the third quarter of 1998. On October 15, 1999, we completed an initial public offering of our common stock in which we sold a total of 3,770,635 shares at $10.00 per share for total proceeds of $33.9 million, net of underwriting discounts, commissions and issuance costs. On April 12, 2000, we completed a follow-on public offering in which we sold 1,629,629 shares at $23.50 per share for total net proceeds of $35.5 million, net of underwriting discounts, commissions and issuance costs. At December 31, 2000, we had $70.2 million in cash and cash equivalents, an increase of $35.7 million from cash and cash equivalents held at December 31, 1999. This increase was due primarily to money received as part of our follow-on public offering. As of December 31, 2000, we had an accumulated deficit of $48.4 million.

    We have an equipment financing line with a commercial bank. At December 31, 2000, we had obligations of $142,000 outstanding under this equipment line with no remaining available balance. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.25%.

    Net cash provided by (used for) operating activities was $2.3 million, $(3.2) million and $4.2 million in 1998, 1999 and 2000, respectively. Inventory reductions were the primary source of cash in 1998. In 1999, we paid our remaining obligations to Actel per the August 1998 settlement agreement. Net income and an increase in accounts payable were the primary sources of cash in 1999. Net income and an increase in depreciation were the primary sources of cash in 2000. These increases were partially offset by increases in inventories and prepaid expenses. Our operating cash flow activities are affected by changes in our accounts receivable and related allowances. At December 31, 1998, 1999 and 2000 we had allowances for doubtful accounts totaling $245,000, $194,000 and $294,000, respectively. We have not had any material collection issues to date.

    Net cash used for investing activities was $679,000, $3.3 million and $6.6 million in 1998, 1999 and 2000, respectively. All of this cash was used for the acquisition of property and equipment. We intend to purchase approximately $7.0 million of additional capital assets and make an investment of approximately $14.0 million in Tower Semiconductor during 2001.

    Net cash provided by (used for) financing activities was $(1.4) million, $33.4 million and $38.0 million in 1998, 1999 and 2000, respectively. In 1999 and 2000 the primary source of cash was our initial public offering and our follow-on offering. Cash was used to repay bank debt of $1.5 million, $1.2 million and $470,000 in 1998, 1999 and 2000, respectively.

    We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our offerings combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

INFLATION

    The impact of inflation on our business has not been material for the fiscal years ended December 31, 1998, 1999 and 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective July 1, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 effective the first quarter of fiscal year 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We have adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," effective January 1, 2001. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

FACTORS AFFECTING FUTURE RESULTS

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

    WE CANNOT ASSURE YOU THAT WE WILL REMAIN PROFITABLE BECAUSE WE HAVE A
     HISTORY OF LOSSES AND HAVE ONLY RECENTLY BECOME PROFITABLE

    We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of December 31, 2000 was $48.4 million. We had net income of $9.6 million in 2000. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

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

    We have only recently started selling embedded standard products. In 2000, ESPs accounted for approximately 12% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

    We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products is currently manufactured by more than one manufacturer. We have contractual arrangements with two of our foundry manufacturers of semiconductors, Tower Semiconductor Ltd. and Cypress Semiconductor Corporation, to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We entered into a manufacturing agreement with TSMC in 1997. That agreement provided us access to guaranteed capacity but required us to commit to purchase a specific number of wafers each year. In July 2000, TSMC notified us that the agreement had expired, and although we do not agree with TSMC, we are currently negotiating a new contract with TSMC. Since July 2000, TSMC has not committed guaranteed capacity to us and we have not been required to purchase specific numbers of wafers. We have purchased product from TSMC on a purchase order basis since that date. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed. Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers are unable or unwilling to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

    We employ independent, third-party distributors to market and sell a significant portion of our products. During 2000, approximately 69% of our sales were made through our distributors. Two distributors together accounted for approximately 24% of our sales. No other distributor accounted for more than 10% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

    WE MAY BE UNABLE TO SUCCESSFULLY MANAGE OUR GROWTH IF WE FAIL TO COMPETE
     EFFECTIVELY WITH OTHERS TO ATTRACT AND RETAIN KEY PERSONNEL

    We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. For example, in the past 18 months, one of our executive officers resigned to pursue other opportunities. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

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

    Sales to customers located outside the United States accounted for 47%, 48% and 35% of our total sales in 1998, 1999 and 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

    OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY VOTE FOR
     ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS

    Our officers, directors and principal stockholders together control approximately 55.67% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

    OUR COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED FOR A SHORT TIME, AND WE
     EXPECT THE PRICE OF OUR COMMON STOCK WILL FLUCTUATE SUBSTANTIALLY

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 2000 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATE RISK

    All of the Company's sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     32
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     33
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................     34
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1998, 1999 and 2000......     35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     36
Notes to Consolidated Financial Statements..................     37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of QuickLogic Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedules listed in the index appearing under item 14(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 23, 2001,
except as to Note 13, which
is as of March 1, 2001.

                             QUICKLOGIC CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                1999            2000
                                                              ---------       ---------
                                        ASSETS

Current assets:
Cash and cash equivalents...................................   $34,558        $ 70,210
  Accounts receivable, net of allowances for doubtful
    accounts of $194 and $294...............................     5,543           6,578
  Inventory.................................................     4,349          10,327
  Other current assets......................................     1,467           1,876
                                                               -------        --------
    Total current assets....................................    45,917          88,991
Property and equipment, net.................................     4,510           8,976
Other assets................................................        55           2,340
                                                               -------        --------
                                                               $50,482        $100,307
                                                               =======        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Trade payables..............................................   $ 5,202        $  5,821
Accrued liabilities.........................................     2,405           2,934
Deferred income on shipments to distributors................     5,026           4,386
Current portion of long-term obligations....................       716             311
                                                               -------        --------
    Total current liabilities...............................    13,349          13,452
Long-term obligations.......................................       128           1,121
                                                               -------        --------
                                                                13,477          14,573
Commitments and contingencies (Notes 11 and 12)

Stockholders' equity
  Common stock, $0.001 par value; 100,000 shares authorized,
    18,102 and 20,209 shares issued and outstanding,
    respectively............................................        18              20
  Additional paid-in capital................................    96,599         134,970
  Stockholder note receivable...............................      (121)              0
  Deferred compensation.....................................    (1,480)           (875)
  Accumulated deficit.......................................   (58,011)        (48,381)
                                                               -------        --------
    Total stockholders' equity..............................    37,005          85,734
                                                               -------        --------
                                                               $50,482        $100,307
                                                               =======        ========

  The accompanying notes form an integral part of these Consolidated Financial
                                   Statements

                             QUICKLOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenue.....................................................  $30,007    $39,785    $53,342
Cost of revenue.............................................   14,303     17,103     21,068
                                                              -------    -------    -------
Gross profit................................................   15,704     22,682     32,274
Operating expenses:
  Research and development..................................    6,294      7,355      9,300
  Selling, general and administrative.......................    9,368     12,618     17,137
                                                              -------    -------    -------
    Income from operations..................................       42      2,709      5,837
  Interest expense..........................................     (161)       (97)       (49)
  Interest income and other, net............................      364        549      3,842
                                                              -------    -------    -------
Net income..................................................  $   245    $ 3,161    $ 9,630
                                                              =======    =======    =======
Net income per share:
  Basic.....................................................  $  0.06    $  0.42    $  0.49
  Diluted...................................................  $  0.02    $  0.19    $  0.45
Weighted average shares:
  Basic.....................................................    4,231      7,615     19,486
  Diluted...................................................   14,645     16,400     21,614

  The accompanying notes form an integral part of these Consolidated Financial
                                   Statements

                             QUICKLOGIC CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                   COMMON STOCK
                                        CONVERTIBLE          COMMON STOCK               TO
                                      PREFERRED STOCK        AT PAR VALUE            BE ISSUED        ADDITIONAL   STOCKHOLDER
                                    -------------------   -------------------   -------------------    PAID-IN        NOTE
                                     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     RECEIVABLE
                                    --------   --------   --------   --------   --------   --------   ----------   -----------
Balance at December 1997..........    9,912        10       1,159        1        3,038      18,409      43,435        (121)
  Common stock issued under stock
    option plan, net of
    repurchases...................       --        --          82       --           --          --         110          --
  Common stock issued in exchange
    for contract termination......       --        --       3,038        3       (3,038)    (18,409)     18,406          --
  Deferred compensation, net of
    terminations..................       --        --          --       --           --          --        (563)         --
  Amortization of deferred
    compensation..................       --        --          --       --           --          --          --          --
  Net income......................       --        --          --       --           --          --          --          --
                                    -------      ----      ------      ---       ------    --------    --------       -----
Balance at December 31, 1998......    9,912        10       4,279        4           --          --      61,388        (121)
  Common stock issued under stock
    option plan, net of
    repurchases...................       --        --         140       --           --          --         431          --
  Deferred compensation, net of
    terminations..................       --        --          --       --           --          --         908          --
  Amortization of deferred
    compensation..................       --        --          --       --           --          --          --          --
  Conversion from preferred stock
    to common stock...............   (9,912)      (10)      9,912       10           --          --          --          --
  Issuance of shares in connection
    with initial public offering,
    net of expenses of $1,190.....       --        --       3,771        4           --          --      33,872          --
  Net income......................       --        --          --       --           --          --          --          --
                                    -------      ----      ------      ---       ------    --------    --------       -----
Balance at December 31, 1999......       --      $ --      18,102      $18           --    $     --    $ 96,599       $(121)
  Common stock issued under stock
    option plan, net of
    repurchases...................       --        --         478       --           --          --       2,846          --
  Amortization of deferred
    compensation, net of
    terminations..................       --        --          --       --           --          --         (16)         --
  Issuance of shares in connection
    with public offering, net of
    expenses of $741..............       --        --       1,629        2           --          --      35,541          --
  Note receivable from
    stockholder...................       --        --          --       --           --          --          --         121
  Net income......................       --        --          --       --           --          --          --          --
                                    -------      ----      ------      ---       ------    --------    --------       -----
Balance at December 31, 2000......       --      $ --      20,209      $20           --    $     --    $134,970       $  --
                                    =======      ====      ======      ===       ======    ========    ========       =====


                                                                       TOTAL
                                                                   STOCKHOLDERS'
                                      DEFERRED      ACCUMULATED       EQUITY
                                    COMPENSATION      DEFICIT        (DEFICIT)
                                    -------------   ------------   -------------
Balance at December 1997..........      (2,073)        (61,417)        (1,756)
  Common stock issued under stock
    option plan, net of
    repurchases...................          --              --            110
  Common stock issued in exchange
    for contract termination......          --              --             --
  Deferred compensation, net of
    terminations..................         563              --             --
  Amortization of deferred
    compensation..................         426              --            426
  Net income......................          --             245            245
                                       -------        --------        -------
Balance at December 31, 1998......      (1,084)        (61,172)          (975)
  Common stock issued under stock
    option plan, net of
    repurchases...................          --              --            431
  Deferred compensation, net of
    terminations..................        (908)             --             --
  Amortization of deferred
    compensation..................         512              --            512
  Conversion from preferred stock
    to common stock...............          --              --             --
  Issuance of shares in connection
    with initial public offering,
    net of expenses of $1,190.....          --              --         33,876
  Net income......................          --           3,161          3,161
                                       -------        --------        -------
Balance at December 31, 1999......     $(1,480)       $(58,011)       $37,005
  Common stock issued under stock
    option plan, net of
    repurchases...................          --              --          2,846
  Amortization of deferred
    compensation, net of
    terminations..................         605              --            589
  Issuance of shares in connection
    with public offering, net of
    expenses of $741..............          --              --         35,543
  Note receivable from
    stockholder...................          --              --            121
  Net income......................          --           9,630          9,630
                                       -------        --------        -------
Balance at December 31, 2000......     $  (875)       $(48,381)        85,734
                                       =======        ========        =======

                             QUICKLOGIC CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $   245    $ 3,161    $ 9,630
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
    Depreciation and other non-cash charges.................    1,322      1,636      2,350
    Amortization of deferred compensation...................      426        512        589
    Gain on disposal of assets..............................       (5)        --       (116)
    Changes in assets and liabilities:
      Accounts receivable...................................      861     (3,512)    (1,035)
      Inventory.............................................    2,992     (1,472)    (5,978)
      Other assets..........................................     (444)      (749)    (2,386)
      Accounts payable......................................     (597)     2,998        619
      Accrued liabilities and other obligations.............   (2,477)    (5,731)       639
                                                              -------    -------    -------
        Net cash provided by (used for) operating
        activities..........................................    2,323     (3,157)     4,312
                                                              -------    -------    -------
Cash flows from investing activities:
  Capital expenditures for property and equipment, net of
    dispositions............................................     (679)    (3,254)    (6,700)
                                                              -------    -------    -------
Cash flows from financing activities:
  Payment of long-term obligations..........................   (1,490)    (1,183)      (470)
  Proceeds from issuance of common stock, net...............      110     34,307     38,389
  Note receivable from stockholder..........................       --         --        121
  Proceeds from bank borrowings.............................       --        250         --
                                                              -------    -------    -------
        Net cash provided by (used for) financing
        activities..........................................   (1,380)    33,374     38,040
                                                              -------    -------    -------
Net increase in cash........................................      264     26,963     35,652
Cash at beginning of period.................................    7,331      7,595     34,558
                                                              -------    -------    -------
Cash at end of period.......................................  $ 7,595    $34,558    $70,210
                                                              =======    =======    =======
Supplemental Disclosures of cash flow information:
  Interest paid.............................................  $   160    $    89    $    49
  Income taxes paid.........................................  $     2    $     2    $     1

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly-owned subsidiary, QuickLogic International, Inc. and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments are determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret and analyze the available data and to develop estimates. Accordingly, estimates could differ significantly from the amounts we would realize in a current market exchange. The estimated fair value of all financial instruments at December 31, 1998, 1999 and 2000, approximate the amounts presented in the balance sheets, due primarily to the short-term nature of these instruments.

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

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    REVENUE RECOGNITION

    Our FPGAs and ESPs may be programmed by the Company, the distributor or the end customer. We sell to certain distributors under agreements which, in the case of unprogrammed parts, allow certain rights of return and price adjustments on unsold inventory. Amounts billed to such distributors for shipments are included as accounts receivable, inventory is relieved, and the related revenue and cost of revenue are deferred and the resultant gross profit is recorded as a current liability, deferred income on shipments to distributors, until the inventory is resold by the distributor. Reserves for estimated returns and distributor price adjustments are provided against accounts receivable. Revenue for programmed parts, which do not have similar return rights, as well as for all non-distributor customers is recognized upon shipment. Software revenue is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Software revenues typically amount to less than 5% of total revenues.

    STOCK-BASED COMPENSATION

    We have elected to measure stock-based compensation costs using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

    At December 31, 2000, three customers, two of which were distributors of our products, account for 14%, 13% and 12% of accounts receivable. At December 31, 1999, accounts receivable from the same three customers represented 2%, 16% and 3% respectively, of accounts receivable.

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SOFTWARE DEVELOPMENT COSTS

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

    OTHER COMPREHENSIVE INCOME (LOSS)

    Effective January 1, 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from nonowner sources. No items were included in other comprehensive income (loss) during 1998, 1999 and 2000.

    NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that became effective July 1, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 effective the first quarter of fiscal year 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We have adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," effective January 1, 2001. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

NOTE 3--NET INCOME PER SHARE

    Basic earnings per share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--NET INCOME PER SHARE (CONTINUED) common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Numerator:
  Net income................................................   $  245     $3,161     $9,630
Denominator:
  Common stock..............................................    3,490      7,618     19,487
  Common stock to be issued.................................      759         --         --
  Less: Unvested common stock option exercises..............      (18)        (3)        (1)
                                                               ------     ------     ------
  Weighted average shares outstanding for basic.............    4,231      7,615     19,486
                                                               ------     ------     ------
  Convertible preferred stock...............................    9,912      7,434         --
  Stock options and warrants................................      484      1,348      2,127
  Unvested common stock option exercises....................       18          3          1
                                                               ------     ------     ------
  Weighted average shares outstanding for diluted...........   14,645     16,400     21,614
                                                               ======     ======     ======

  Net income per share
    Basic...................................................   $ 0.06     $ 0.42     $ 0.49
                                                               ======     ======     ======
Diluted.....................................................   $ 0.02     $ 0.19     $ 0.45
                                                               ======     ======     ======

    For fiscal years 1998, 1999 and 2000, all potential common shares have been included in the calculation of diluted EPS.

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Inventory:
  Raw materials.............................................   $  183    $   353
  Work-in-process...........................................    3,642      8,911
  Finished goods............................................      524      1,063
                                                               ------    -------
                                                               $4,349    $10,327
                                                               ======    =======

Property and equipment:
  Equipment.................................................   $6,271    $10,200
  Software..................................................    1,795      3,861
  Furniture and fixtures....................................      757        774
  Leasehold improvements....................................      563        575
                                                                9,386     15,410
Accumulated depreciation....................................   (4,876)    (6,434)
                                                               ------    -------
                                                               $4,510    $ 8,976
                                                               ======    =======

Accrued liabilities:
  Accrued employee compensation.............................   $1,356    $ 1,663
  Other liabilities.........................................    1,049      1,271
                                                               ------    -------
                                                               $2,405    $ 2,934
                                                               ======    =======

NOTE 5--LONG-TERM OBLIGATIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Installment notes payable to bank...........................    $561      $  142
Deferred compensation.......................................      --         308
Prepaid royalty.............................................      --         750
Other.......................................................     283         232
                                                                ----      ------
                                                                 844       1,432
Current portion of long-term obligations....................    (716)       (311)
                                                                ----      ------
Long-term obligations.......................................    $128      $1,121
                                                                ====      ======

    NOTES PAYABLE TO BANK

    At December 31, 1999 and 2000, we had outstanding bank installment notes totaling $561,000 and $142,000, respectively. The notes bear interest at prime plus 0.25% (8.75% as of December 31, 2000), and are secured by the specific equipment financed. Principal payments are due in equal monthly

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM OBLIGATIONS (CONTINUED) installments over the term of the notes which mature in 2001 and 2002. In the quarter ended June 30, 1999, we entered into an extension to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At December 31, 2000, we had borrowed $250,000 under this facility. These notes mature in 2002. At December 31, 2000, we were in compliance with its covenants.

    PREPAID ROYALTY

    In October 2000, we entered into a technology license agreement with Aeroflex UTMC. Under the terms of the technology agreement, we received $750,000 of prepaid royalty from Aeroflex UTMC which will be recognized as revenue as products with the licensed technology are sold by Aeroflex UTMC.

    DEFERRED COMPENSATION PLAN

    The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their compensation to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as long term obligations on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with long term obligations) aggregated $308,000 at December 31, 2000.

NOTE 6--INCOME TAXES

    No provision for federal or state income taxes has been recorded for the years ended December 31, 1998, 1999 and 2000, as the Company had the ability to utilize federal and state net operating loss carryforwards.

    A rate reconciliation between income tax provisions at the US federal statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Provision at statutory rate.................................    (34)%       34         34
Utilization of operating loss and credit carryforwards......     --        (34)       (34)
Future benefit of deferred tax assets not recognized........     34         --         --
                                                                ---        ---        ---
                                                                 --%        --%        --%
                                                                ===        ===        ===

    The Company did not have any significant foreign tax liability during the periods presented.

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--INCOME TAXES (CONTINUED)
    Deferred tax balances are comprised of the following:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Deferred tax assets:
  Net operating loss carryforward........................  $15,728    $15,396    $13,131
  Accruals and reserves..................................    5,970      4,725      1,659
  Credit carryforward....................................    2,351      3,245      4,299
  Capitalized research and development...................      633        559        959
                                                           -------    -------    -------
                                                            24,682     23,925     20,048
Valuation allowances.....................................  (24,682)   (23,925)   (20,048)
                                                           -------    -------    -------
Deferred tax asset.......................................  $    --    $    --    $    --
                                                           =======    =======    =======

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

    At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million and $7 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire in the years 2001 through 2018.

    Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over the three year period. Since inception, the Company believes cumulative changes in ownership have invoked the loss carryforward deduction limitation under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of the losses.

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

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK

    The Company was originally incorporated in California in April 1988. In October 1999 the Company reincorporated in Delaware and, in conjunction with that reincorporation, effected a 1-for-6 stock split (the "Reverse Stock Split") of its stock. All references to the number of shares of common stock and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the Reverse Stock Split. The Board of Directors also approved a recapitalization that authorized 100 million shares of common stock and ten million shares of undesignated preferred stock.

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

    EMPLOYEE STOCK OPTION PLANS

    1989 STOCK OPTION PLAN

    In July 1996, the 1989 Stock Plan (the "1989 Plan") was amended to allow options to be exercised prior to vesting. Unvested shares are deposited to an escrow agent and the Company has a right to repurchase unvested shares at the original issuance price if the employee is terminated prior to the lapsing of the Company's repurchase right.. In April 1999, an additional 1,333,000 shares were authorized for issuance. The 1989 Plan provides for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of Common Stock. Options may be granted to employees, directors and consultants to the Company. The fair value of the Company's common stock was determined by the Board of Directors considering operating results, current legal developments, product life cycle, general market conditions, independent valuations and other relevant factors. Options granted under the 1989 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion implement a different vesting schedule with respect to any new stock option grant. In September 1999, the Company adopted the 1999 Stock Option Plan and all subsequent stock option grants are made under this later plan.

    1999 STOCK OPTION PLAN

    The 1999 Stock Plan (the "1999 Plan") was adopted by the Board of Directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan was 5,000,000 shares of common stock. In addition, commencing January 2000, an annual increase will be added to the 1999 stock plan equal to the lesser of 5,000,000 shares or 5% of the outstanding shares on such date. Options granted under the 1999 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of total grants per year over a four-year

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

    The following table summarizes all of our stock option activity under the 1989 Plan and the 1999 Plan and related weighted average exercise price for the years ended December 31, 1998, 1999 and 2000:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                 OPTIONS       EXERCISE
                                                               OUTSTANDING      PRICE
                                                              --------------   --------
                                                              (IN THOUSANDS)
Balance at December 31, 1997................................      2,006         $ 2.49
  Granted...................................................      1,151           4.50
  Canceled..................................................       (703)          3.26
  Exercised.................................................        (89)          1.30
                                                                  -----         ------

Balance at December 31, 1998................................      2,365           3.26
  Granted...................................................      1,624           8.60
  Canceled..................................................       (482)          5.10
  Exercised.................................................       (142)          3.06
                                                                  -----         ------

Balance at December 31, 1999................................      3,365           5.64
  Granted...................................................      2,258          15.89
  Canceled..................................................       (308)         11.46
  Exercised.................................................       (199)          3.08
                                                                  -----         ------
Balance at December 31, 2000................................      5,116         $ 9.87
                                                                  =====         ======

    As of December 31, 2000, 4,224,802 shares were available for grant, 208 unvested shares had been exercised and remain subject to our buyback rights and options to purchase 3,122,000 shares were vested. At December 31, 1999 and 1998, options to purchase 2,834,000 and 1,601,000 shares, respectively, were vested.

    Related weighted average exercise price and contractual life information at December 31, 2000 are as follows:

                                                                                                  WEIGHTED AVERAGE
                 OPTIONS OUTSTANDING AS   WEIGHTED AVERAGE   WEIGHTED AVERAGE                      EXERCISE PRICE
   RANGE OF                OF                REMAINING        EXERCISE PRICE        OPTIONS         DECEMBER 31,
EXERCISE PRICES    DECEMBER 31, 2000      CONTRACTUAL LIFE   EXERCISABLE AS OF     VESTED AND           2000
---------------  ----------------------   ----------------   -----------------   --------------   ----------------
                              (IN THOUSANDS) (IN YEARS)                          (IN THOUSANDS)
  $0.60-$4.50            1,703                  6.2               $ 3.20             1,335             $ 2.86
   4.86-7.00             1,100                  8.9                 6.33               256               6.04
  9.94-13.62             1,113                  9.3                11.69               155              13.62
  15.94-34.56            1,200                  9.3                20.89                --              18.00
                         -----                                                       -----
                         5,116                  8.2                                  1,746
                         =====                                                       =====

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted during 1998, 1999 and 2000 was $1.02, $3.80 and $9.79 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for stock option grants in 1998, 1999 and 2000:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Expected life (years).......................................    5.3        5.3        5.3
Risk-free interest rate.....................................    4.99%      4.99%      6.00%
Volatility..................................................   --         65   %     65   %
Dividend yield..............................................   --         --         --

    EMPLOYEE STOCK PURCHASE PLAN

    The 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan is 2,000,000 plus annual increases equal to the lesser of 1,500,000 shares or 4% of the outstanding shares on such date. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares) at 85% of the lower of the fair market value of the common stock at the beginning or end of a purchase period. As of December 31, 2000, 2,524,113 shares were available for issuance.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under ESPP:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
Expected life...............................................  6 months    6 months
Risk-free interest rate.....................................      5.00%       5.00%
Volatility..................................................        65%         --
Dividend yield..............................................        --          --

    The weighted average estimated grant date fair value of rights to purchase common stock under the ESPP was $4.03 in 1999 and $7.62 in 2000.

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    Had the Company recorded compensation cost based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option and employee stock purchase plans, its pro forma net loss would have been as follows for the years ended December 31, 1998, 1999 and 2000:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
Pro forma net income (loss).................................   $ (663)    $1,650     $3,138
Pro forma net income (loss) per share:
  Basic.....................................................   $(0.16)    $ 0.22     $ 0.16
  Diluted...................................................   $(0.16)    $ 0.11     $ 0.14

    DEFERRED STOCK COMPENSATION

    During the years ended December 31, 1998 and 1999, the Company granted options to purchase 139,000 and 866,000 shares of common stock, respectively, at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $204,000 and $908,000, respectively, net of reversals associated with unvested shares of terminated employees. There was no deferred stock compensation recorded during the year ended December 31, 2000. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the years ended
December 31, 1998, 1999, and 2000, the Company amortized $426,000, $512,000 and
$589,000, respectively, of deferred stock compensation.

NOTE 8--RELATED PARTY TRANSACTIONS

    On April 1, 1998, the Company issued 3,037,786 shares of common stock to Cypress Semiconductor Corporation ("Cypress") in connection with the termination of a Technical Transfer, Joint Development License and Foundry Supply Agreement with Cypress. The Company granted certain contractual right as to the shares of the Company's stock held by Cypress, including the right to sell shares in an initial public offering. Additionally, the Company entered into a new foundry agreement and a cross-licensing agreement with Cypress.

    In conjunction with the Company's initial public offering in October 1999, Cypress sold its entire holding in the Company's common stock.

    NOTES RECEIVABLE FROM STOCKHOLDER

    As of December 31, 1999, we had $121,000 of demand promissory notes due from a stockholder. The notes bear interest at rates ranging from 6.7% to 8.5% per annum and are secured by shares of our common stock held by the stockholder. The notes were paid in full in September 2000.

NOTE 9--MANUFACTURING AGREEMENT

    In July 1997, the Company entered into a manufacturing agreement with Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC") for a term of three years. In July 2000, TSMC notified the Company that the agreement had expired, and although the Company does not agree with TSMC, it is negotiating a new contract with TSMC. The Company currently buys product from TSMC on a

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--MANUFACTURING AGREEMENT (CONTINUED) purchase order basis. Under this arrangement, the Company is not required to pay for a predetermined volume of product, and TSMC is not required to guarantee capacity availability. Purchases from TSMC totaled $1.0 million, $2.1 million and $7.1 in 1998, 1999 and 2000, respectively.

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

    The following is a breakdown of revenues by shipment destination for the years ended 1998, 1999 and 2000:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
United States............................................  $15,784    $20,681    $33,275
Japan....................................................    3,162      5,033      6,341
Europe...................................................    4,752      4,871      9,519
Rest of world............................................    6,309      9,200      4,207
                                                           -------    -------    -------
                                                           $30,007    $39,785    $53,342
                                                           =======    =======    =======

    The countries comprising "Rest of world" category include Canada, the UK, Korea and other countries in Asia, none of which individually comprise more than 10% of our sales.

    One customer, a distributor of our products, accounted for approximately 20% of revenue in 2000. Three customers, distributors of our products, accounted for approximately 24%, 11% and 10% of revenues in 1999. Three customers, distributors of our products, accounted for approximately 27%, 10% and 10% of revenues in 1998. All sales are made from the United States and are denominated in U.S. dollars.

    Less than 10% of our long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 11--COMMITMENTS

    On December 12, 2000 we entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. under which we will make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. Under the terms of the Agreement, our investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for our proprietary ViaLink technology,

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--COMMITMENTS (CONTINUED)
and supply us with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2002. Per the terms of the Agreement, we paid Tower $6.7 million on January 22, 2001.

    We lease our primary facility under a noncancelable operating lease which expires in 2003, and includes an option to renew through 2006. Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $531,000, $628,000, and $620,000 respectively.

    Assets acquired under capital leases and included in plant and equipment at December 31, 1998, 1999 and 2000, were $232,000, $198,000 and $153,000 respectively. Depreciation expense on leased assets in 1998, 1999 and 2000 were $182,000, $284,000 and $388,000 respectively.

    Future minimum lease commitments, excluding property taxes and insurance, are as follows:

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Year Ending December 31,
  2001......................................................   $  681       $ 67
  2002......................................................      794         67
  2003......................................................      717         47
  2004......................................................       54         --
  2005 and thereafter.......................................        0         --
                                                               ------       ----
                                                               $2,246        181
                                                               ======

  Less amount representing interest.........................                 (28)
                                                                            ----
  Present value of capital lease obligations................                 153
  Less current portions.....................................                 (51)
                                                                            ----
    Long-term portion of capital lease obligations..........                $102
                                                                            ====

NOTE 12--LITIGATION

    On March 29, 2000, Unisys Corporation filed a patent infringement lawsuit against the Company alleging that the Company infringed upon three of Unisys' patents. The Company believes that the lawsuit has no merit and accordingly has not recorded any liability in the financial statements associated with this lawsuit. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for an adverse effect on the Company's financial position or its results of operations.

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

                             QUICKLOGIC CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--LITIGATION (CONTINUED)
    - Protect our trade secrets and know-how;

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

NOTE 13--SUBSEQUENT EVENT

    On March 1, 2001, we made a payment to Tower Semiconductor in the amount of $3.7 million representing the second installment payment pursuant to the Agreement.

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

    Information regarding directors appearing under the caption "Election of Directors-Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  Financial Statement

    Reference is made to page 26 for a list of all financial statements and schedule filed as a part of this report.

    2.  Financial Statement Schedules

                             QUICKLOGIC CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
               -----------                 ----------   ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts
  Year ended December 31, 2000...........    $  194          209                       (109)     $  294
  Year ended December 31, 1999...........    $  245           --            --          (51)     $  194
  Year ended December 31, 1998...........    $  226           29            --          (10)     $  245

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

       10.15(1)         Export-import Bank Loan and Security Agreement dated
                        August 8, 1996 between the Registrant and Silicon Valley
                        Bank.

       10.16(1) First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.

       10.17(1)         Take or Pay Agreement dated July 21, 1997 between the
                        Registrant and Taiwan Semiconductor Manufacturing
                        Company, Ltd.

       10.18(1) Patent Cross License Agreement, dated August 25, 1998, between the Registrant and Actel Corporation.

        10.19+          Share Purchase Agreement dated December 11, 2000 between the
                        Company and Tower Semiconductor Ltd.

        10.20+          Foundry Agreement dated December 11, 2000 between the
                        Company and Tower Semiconductor Ltd.

         10.21          Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.

        16.1(1) Letter of Deloitte & Touche LLP, Independent Accountants, dated July 28, 1997 regarding change in certifying accountant.

        21.1(1)         Subsidiary of the Registrant.

          23.1          Consent of Independent Accountants

          24.1          Power of Attorney-See page II-5.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

+ The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2000.

                                                  QUICKLOGIC CORPORATION, INC.

                                                  By:                /s/ E. THOMAS HART
                                                      -----------------------------------------------
                                                                       E. Thomas Hart
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Thomas Hart and Arthur O. Whipple and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

                SIGNATURE                           CAPACITY IN WHICH SIGNED               DATE
                ---------                           ------------------------               ----
            /s/ E. THOMAS HART
    ---------------------------------       President, Chief Executive Officer and    March 23, 2000
              E. Thomas Hart                  Director (Principal Executive Officer)

                                            Vice President, Finance, Chief Financial
          /s/ ARTHUR O. WHIPPLE               Officer and Secretary (Principal
    ---------------------------------         Financial Officer and Chief Accounting  March 23, 2000
            Arthur O. Whipple                 Officer)

          /s/ IRWIN B. FEDERMAN
    ---------------------------------       Chairman of the Board                     March 23, 2000
            Irwin B. Federman

           /s/ DONALD P. BEADLE
    ---------------------------------       Director                                  March 23, 2000
             Donald P. Beadle

          /s/ ROBERT J. BOEHLKE
    ---------------------------------       Director                                  March 23, 2000
            Robert J. Boehlke

         /s/ MICHAEL J. CALLAHAN
    ---------------------------------       Director                                  March 23, 2000
           Michael J. Callahan

            /s/ HUA-THYE CHUA
    ---------------------------------       Director                                  March 23, 2000
              Hua-Thye Chua

                          SUPPLEMENTARY FINANCIAL DATA
                           QUARTERLY DATA (UNAUDITED)

                                                                      QUARTER ENDED
                                 ----------------------------------------------------------------------------------------
                                 MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                   1999       1999       1999        1999       2000        2000       2000        2000
                                 --------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS
Revenue........................   $8,597     $9,828     $10,278    $11,082     $12,216    $14,059     $14,864    $12,203
Cost of revenue................    3,722      4,236       4,378      4,767       5,015      5,703       5,846      4,504
Gross profit...................    4,875      5,592       5,900      6,315       7,201      8,356       9,018      7,699
Operating expenses:
  Research and development.....    1,780      1,787       1,849      1,939       2,153      2,367       2,398      2,382
  Selling, general and
    administrative.............    2,856      3,144       3,222      3,396       3,738      4,227       4,629      4,543
Net operating income (loss)....      239        661         829        980       1,310      1,762       1,991        774
Interest expense...............      (26)       (23)        (27)       (21)        (17)       (13)        (11)        (8)
Interest income and other,
  net..........................       69         67          48        365         453        967       1,271      1,151
Net income (loss)..............   $  282     $  705     $   850    $ 1,324     $ 1,746    $ 2,716     $ 3,251    $ 1,917