Form 10-Q
period 2001-03-31
QUICKLOGIC CORPORATION
filed 2001-05-15
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    As of May 3, 2001, 20,289,750 shares of the Registrant's common stock were outstanding.

QUICKLOGIC CORPORATION
FORM 10-Q
MARCH 31, 2001

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Unaudited Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
Condensed Unaudited Consolidated Statements of Operations for the Three month periods ended March 31, 2001 and 2000	4
Condensed Unaudited Consolidated Statements of Cash Flows for the Three month periods ended March 31, 2001 and 2000	5
Notes to Condensed Unaudited Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
PART II. Other Information
Item 2. Changes In Securities and Use of Proceeds	23
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Mar. 31, 2001	Dec. 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$53,632	$70,210
Accounts receivable, net	4,421	6,578
Inventory	14,617	10,327
Other current assets	2,010	1,876

Total current assets	74,680	88,991
Property and equipment, net	11,296	8,976
Investment in Tower Semiconductor Ltd.	10,346	—
Other assets	2,582	2,340

TOTAL ASSETS	$98,904	$100,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$5,992	$5,821
Accrued liabilities	2,997	2,934
Deferred income on shipments to distributors	3,053	4,386
Current portion of long-term obligations	294	311

Total current liabilities	12,336	13,452
Long-term obligations	1,255	1,121
Stockholders' equity:
Common stock, at par	20	20
Additional paid-in capital	135,158	134,970
Deferred compensation	(752)	(875)
Accumulated deficit	(49,113)	(48,381)

Total stockholders' equity	85,313	85,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,904	$100,307

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenue	$10,815	$12,216
Cost of revenue	4,402	5,015

Gross profit	6,413	7,201
Research and development	3,380	2,153
Selling, general and administrative	4,603	3,738

Total operating expenses	7,983	5,891

Operating income (loss)	(1,570)	1,310
Interest income and other, net	838	436

Income (loss) before taxes	(732)	1,746
Provision for income tax	—	—

Net income (loss)	$(732)	$1,746

Net income (loss) per share:
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.09
Shares used in per share calculations:
Basic	20,236	18,120
Diluted	20,236	20,353

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(732)	$1,746
Adjustments to reconcile net income to net cash
Provided by (used for) operating activities:
Depreciation	735	493
Amortization of deferred compensation	115	155
Changes in assets and liabilities:
Accounts receivable	2,157	(145)
Inventory	(4,290)	(230)
Other assets	(213)	(1,055)
Accounts payable	171	(1,239)
Accrued liabilities and other obligations	(1,270)	569

Net cash provided by (used for) operating activities	(3,327)	294
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(3,055)	(1,314)
Investment in Tower Semiconductor Ltd.	(10,346)	—

Net cash used for investing activities	(13,401)	(1,314)
Cash flows from financing activities:
Payment of long term obligations	(46)	(199)
Proceeds from issuance of common stock, net	196	97

Net cash provided by (used for) financing activities	150	(102)
Net decrease in cash	(16,578)	(1,122)
Cash at beginning of period	70,210	34,558

Cash at end of period	$53,632	$33,436

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

    The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

    Our fiscal year ends on the Sunday closest to December 31. The three month periods ended on the Sunday after March 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

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

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income (loss)	$(732)	$1,746

Denominator:
Common stock	20,236	18,121
Unvested common stock option exercises	—	(1)

Weighted average shares outstanding for basic	20,236	18,120
Stock options	—	2,232
Unvested common stock option exercises	—	1

Weighted average shares outstanding for diluted	20,236	20,353

Net income per share
Basic	$(0.04)	$0.10

Diluted	$(0.04)	$0.09

    For the three months ended March 31 2001, 4,848,106 shares with a weighted average exercise price of $9.91 were excluded because their effect would be anti-dilutive. For the three months ended March 31, 2000, all potential common shares have been included in the calculation of diluted EPS.

Note 3. Balance Sheet Components

	Mar. 31, 2001	Dec. 31, 2000
	(in thousands)
Inventory:
Raw materials	$380	$353
Work-in-process	13,425	8,911
Finished goods	812	1,063

Total inventory	$14,617	$10,327

Note 4. Investment in Tower Semiconductor Ltd.

    Pursuant to a share purchase agreement (the "Agreement") entered into with Tower Semiconductor Ltd. ("Tower") in December 2000, the company purchased 411,080 ordinary shares of Tower for an aggregate purchase price of $10.3 million during the three months ended March 31, 2001. The Company has an obligation to purchase an additional 488,920 ordinary shares of Tower in four equal increments upon occurrence of events relating to Tower's construction of a fabrication facility as specified in the Agreement. The additional shares are expected to be purchased by the Company in fiscal 2001 and 2002.

    In connection with the Agreement, the Company entered into a foundry agreement with Tower under which the company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined under the Agreement upon each share purchase transaction and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and the Company's share purchase exercise price. At March 31, 2001 such wafer credits totaled $4.9 million.

    Under the terms of the foundry agreement, the Company is guaranteed a certain percentage of available wafer starts up to a predetermined maximum amount. The guaranteed capacity may be reduced if the Company elects not to exercise additional share purchase obligations. The Company accounts for its investment in Tower, which represents approximately 2% of Tower's outstanding stock, under the cost method based on the Company's inability to exercise significant influence over Tower's operations.

Note 5. Long-term Obligations

    In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At March 31, 2001, we had borrowed the entire facility. The related notes mature in 2002. At March 31, 2001, we were not in compliance with our debt service ratio and profitability ratio covenants, however, we have obtained from the bank a letter waiving both covenant requirements as of March 31, 2001.

Note 6. Deferred Stock Compensation

    Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2000 and 2001, deferred stock compensation amortization was $155,000 and $115,000, respectively.

Note 7. Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the three months ended March 31, 2000 and 2001.

Note 8. New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We have adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133," effective January 1, 2001. We do not currently, nor do we plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

Note 9. Income Taxes

    No provision for income taxes was recorded for the three month period ended March 31, 2000 due to our ability to utilize a portion of our state and federal net operating loss carryforwards. No provision for income taxes was recorded for the three month period ended March 31, 2001 because we incurred a loss.

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

Note 10. Litigation

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

  •
  Enforce our patents or other intellectual property rights;

  •
  Protect our trade secrets and know-how;

  •
  Determine the validity or scope of the proprietary rights of others; and

  •
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

Note 11. Deferred Compensation Plan

    The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their compensation to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as long term obligations on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with long term obligations) aggregated $471,000 at March 31, 2001.

Note 12. Subsequent Events

    On April 17, 2001, we signed a definitive agreement with V3 Semiconductor Inc. under which we will acquire certain assets of V3 in a stock transaction. V3, based in Toronto, is a manufacturer of Application Specific Standard Products (ASSPs) that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. The acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets.

    Under the agreement, we will acquire certain assets of V3 for approximately 2.5 million shares of our common stock. Subject to the market price of our shares at the time the deal was announced, the transaction will be valued at approximately $12 million to $15 million. All V3 employees have been offered employment at our company. The acquisition is expected to be finalized by the end of Q3 2001 and will be accounted for under the purchase method.

    To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 intends to file for protection under Chapter 11 of the bankruptcy laws. We have also entered into a manufacturing and distribution agreement with V3 pending the sale in order to ensure continued seamless distribution of V3's products to its customers. V3 anticipates that all creditors will be paid in full and that the remaining shares of QuickLogic common stock it receives in the transaction will be distributed to its shareholders.

    On April 26, 2001, we made a payment to Tower Semiconductor in the amount of $3.7 million representing the third installment payment pursuant to our Agreement. The amount of wafer credits related to this payment totaled approximately $2.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2000, found in our Annual Report on Form 10-K filed March 28, 2001.

    Statements in this Section, and elsewhere in this Annual Report on Form 10-Q, which express that the Company "believes", "anticipates" or "plans to...", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors Affecting Future Results."

Overview

    We design and sell field programmable gate arrays, embedded standard products, associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; and pASIC 3, introduced in 1997. We introduced our Eclipse family of FPGAs in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

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

    We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. More than half of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through the distributor channel was 80%, 69%, and 73% for 1999, 2000 and the three months ended March 31, 2001, respectively.

    Four distributors accounted for 24%, 11%, 10% and 6% of sales, respectively, in 1999. Five distributors accounted for 20%, 8%, 7%, 6% and 6% of sales, respectively, in 2000. Five distributors accounted for 16%, 9%, 9%, 8% and 6% of sales, respectively, in the three months ended March 31, 2001. Two customers each accounted for 6% of sales in 2000. No other distributor or direct customer accounted for more than 5% of sales in 1999, 2000, or the three months ended March 31, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales.

    Our international sales were 48%, 38% and 43% of our total sales for 1999, 2000 and the three months ended March 31, 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

    The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenue	100.0%	100.0%
Cost of revenue	40.7	41.1

Gross profit	59.3	58.9
Research and development	31.3	17.6
Sales, general and administrative	42.5	30.6

Operating expenses	73.8	48.2

Operating income	(14.5)	10.7
Interest income and other, net	7.7	3.6

Net income	(6.8)%	14.3%

Three months Ended March 31, 2001 and March 31, 2000

    Revenue.  Revenue decreased 11.5% from $12.2 million for the three months ended March 31, 2000 to $10.8 million for the three months ended March 31, 2001. The decline in revenue resulted primarily from a 30.9% decrease in sales of our mature products including both pASIC1 and pASIC2. This decline was partially offset by a 37.5% increase in sales of our new products including pASIC3, Eclipse, and ESPs. New product sales represented 28.0% and 43.5% of sales for the three months ended March 31, 2000 and 2001, respectively. ESP sales accounted for 8.2% and 25.0% of sales for the three months ended March 31, 2000 and 2001, respectively. We expect this trend in product mix change to continue.

    Gross Profit.  Gross margin remained constant during the periods at 59%. Gross profit decreased 10.9% from $7.2 million for the three months ended March 31, 2000 to $6.4 million for the three months ended March 31, 2001 due to a reduction in revenues of 11.5%.

    Research and Development Expense.  Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $2.2 million for the three months ended March 31, 2000 to $3.4 million for the three months ended March 31, 2001. As a percentage of revenue, research and development expense increased from 17.6% to 31.3% for the same periods. The increase in dollars spent on research and development was primarily due to an increase in the number of employees, consulting services, and maintenance and depreciation expenses related to computer hardware and software purchases. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

    Selling, General and Administrative Expense.  Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $3.7 million for the three months ended March 31, 2000 to $4.6 million for the three months ended March 31, 2001. Selling, general and administrative expense increased as a percentage of revenue from 30.6% for the three months ended March 31, 2000 to 42.5% for the three months ended March 31, 2001. The increase in dollars spent was due mainly to an increase in the number of employees. We anticipate that selling, general and administrative expense will continue to increase in absolute dollars as we invest in our business and seek to find new customers for our products.

    Interest and Other Income, Net.  Interest and other income, net, was $436,000 in the three months ended March 31, 2000 compared to $838,000 for the three months ended March 31, 2001. The increase in 2001 is due mainly to our investment of proceeds from our April 2000 follow-on equity offering.

    Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2000 and 2001, deferred stock compensation amortization was $155,000 and $115,000, respectively.

    Provision for Income Taxes.  No provision for income taxes was recorded for the three month period ended March 31, 2000 due to our ability to utilize a portion of our state and federal net operating loss carryforwards. No provision for income taxes was recorded for the three month period ended March 31, 2001 because we incurred a loss. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

    At March 31, 2001, we had $53.6 million in cash, a decrease of $16.6 million from cash held at December 31, 2000. As of March 31, 2001, we had an accumulated deficit of $49.1 million.

    We have an equipment financing line with a commercial bank. At March 31, 2001, we had obligations of $117,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next one to two years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

    Net cash provided by (used for) operating activities was $(3.3) million and $294,000 in the first three months of 2001 and 2000, respectively. For the three months ended March 31, 2001, the decrease in cash was primarily attributable to the $4.3 million increase in inventory, partially offset by changes in working capital. For the three months ended March 31, 2000, the cash flow generated from the net income of $1.7 million was largely offset by a decrease in accounts payable and an increase in other assets.

    Net cash used for investing activities was $13.4 million, and $1.3 million for the first three months of 2001 and 2000, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment. During the three months ended March 31, 2001, we made two installment payments totaling $10.3 million to Tower Semiconductor Ltd. pursuant to the our Share Purchase Agreement signed on December 12, 2000.

    Net cash provided by (used for) financing activities was $150,000 and $(102,000) in the first three months of 2001 and 2000, respectively. During the three months ended March 31, 2001, the $196,000 received from the exercise of stock options was offset by $46,000 of debt repayments. The three months ended March 31, 2000 amount includes net debt repayments of $199,000 partially offset by $97,000 received from the exercise of stock options.

    We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe our existing capital resources and cash generated from operations will be sufficient to meet our needs for the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

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

    Factors that could cause our operating results to fluctuate that relate to our internal operations include:

  •
  the need for continual, rapid new product introductions;
  •
  changes in our product mix; and
  •
  our inability to adjust our fixed costs in the face of any declines in sales.

    Factors that could cause our operating results to fluctuate that depend upon our suppliers and customers include:

  •
  the timing of significant product orders, order cancellations and reschedulings;
  •
  the availability of production capacity and fluctuations in the manufacturing yields at the facilities that manufacture our devices; and
  •
  the cost of raw materials and manufacturing services from our suppliers.

    Factors that could cause our operating results to fluctuate that are industry risks include:

  •
  intense competitive pricing pressures;
  •
  introductions of or enhancements to our competitors' products; and
  •
  the cyclical nature of the semiconductor industry.

    Our day-to-day business decisions are made with these factors in mind. Although certain of these factors are out of our immediate control, unless we can anticipate, and be prepared with contingency plans that respond to these factors, we will be unsuccessful in carrying out our business plan.

We cannot assure you that our operations will be profitable

    We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of March 31, 2001 was $49.1 million. During the three months ended March 31, 2001, we had a net loss of $732,000. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our recent profitability as any indication of our future operating results or prospects.

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

  •
  we fail to complete and introduce new product designs in a timely manner;
  •
  we are unable to have these new products manufactured according to design specifications;
  •
  our customers do not successfully introduce new systems or products incorporating our products;
  •
  our sales force and independent distributors do not create adequate demand for our products; or
  •
  market demand for our new products, such as ESPs, does not develop as anticipated.

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products

    We have only recently started selling embedded standard products. During the three months ended March 31, 2001, ESPs accounted for approximately 25% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

    Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are not permitted to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or impossible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business.

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

We may be unable to grow our business if the markets in which our customers sell their products do not grow

    Our success depends in large part on the continued growth of various markets that use our products. Any decline in the demand for our products in the following markets could materially harm our business:

  •
  telecommunications and data communications;
  •
  video/audio, graphics and imaging;
  •
  instrumentation and test;
  •
  high-performance computing; or
  •
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

In order to be profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

    We employ independent, third-party distributors to market and sell a significant portion of our products. During the three months ended March 31, 2001, approximately 73% of our sales were made through our distributors. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

  •
  erosion of selling prices over product lives;
  •
  rapid technological change;
  •
  short product life cycles; and
  •
  strong domestic and foreign competition.

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

    We also face competition from companies that offer application specific integrated circuits, which may be obtained at lower costs for higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of products based on new or emerging technologies, including ESPs. Our inability to successfully compete in any of the following areas could materially harm our business:

  •
  the development of new products and manufacturing technologies;
  •
  the quality and price of products and devices;
  •
  the diversity of product lines; or
  •
  the cost effectiveness of design, development, manufacturing and marketing efforts.

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

    Sales to customers located outside the United States accounted for 43% of our total sales during the three months ended March 31, 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

  •
  managing foreign distributors;

  •
  staffing and managing foreign branch offices;
  •
  political and economic instability;
  •
  foreign currency exchange fluctuations;
  •
  changes in tax laws, tariffs and freight rates;
  •
  timing and availability of export licenses;
  •
  inadequate protection of intellectual property rights in some countries; and
  •
  obtaining governmental approvals for certain products.

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

    Our officers, directors and principal stockholders together control approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover

    Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of QuickLogic or a change in our management. Our certificate of incorporation provides that we will have a classified board of directors, with each class of directors subject to re-election every three years. This classified board has the effect of making it more difficult for third parties to insert their representatives on our board of directors and gain control of QuickLogic. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

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

  •
  the announcement of new products or product enhancements by us or our competitors;
  •
  quarterly variations in our or our competitors' results of operations;
  •
  changes in earnings estimates or recommendations by securities analysts; developments in our industry; and
  •
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2001 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

    All of our sales, cost of manufacturing and marketing are transacted in U.S. dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations.

Part II. Other Information

Item 2. Changes In Securities and Use of Proceeds

    From January 1, 2001 to March 31, 2001, we granted options to purchase an aggregate of 163,250 shares of common stock to our directors, executive officers, employees and consultants at a weighted exercise price of $7.10 per share. During that same period, options to purchase 56,616 shares were exercised at an aggregate exercise price of $3.47 per share.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION
Dated: May 15, 2001	/s/ ARTHUR O. WHIPPLE Arthur O. Whipple Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

QuickLinks

  PART I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 2. Changes In Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K.