Form 10-Q
period 2001-06-30
QUICKLOGIC CORPORATION
filed 2001-08-09
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE, SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /x/  No / /

    As of July 30, 2001, 20,501,975 shares of the Registrant's common stock were outstanding.

QUICKLOGIC CORPORATION
FORM 10-Q
June 30, 2001

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$40,752	$70,210
Accounts receivable, net	4,738	6,578
Inventory	13,071	10,327
Other current assets	2,270	1,876

Total current assets	60,831	88,991
Property and equipment, net	12,455	8,976
Other assets	16,660	2,340

TOTAL ASSETS	$89,946	$100,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$5,134	$5,821
Accrued liabilities	2,567	2,934
Deferred income on shipments to distributors	2,077	4,386
Current portion of long-term obligations	268	311

Total current liabilities	10,046	13,452
Long-term obligations	1,352	1,121
Stockholders' equity:
Common stock, at par	20	20
Additional paid-in capital	136,114	134,970
Deferred compensation	(642)	(875)
Accumulated deficit	(56,944)	(48,381)

Total stockholders' equity	78,548	85,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,946	$100,307

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$8,107	$14,059	$18,922	$26,275

Cost of revenue	8,804	5,703	13,206	10,718

Gross profit	(697)	8,356	5,716	15,557
Research and development	3,258	2,367	6,638	4,520
Selling, general and administrative	4,355	4,227	8,958	7,965

Total operating expenses	7,613	6,594	15,596	12,485

Operating income (loss)	(8,310)	1,762	(9,880)	3,072

Interest income and other, net	479	954	1,317	1,390

Income (loss) before taxes	(7,831)	2,716	(8,563)	4,462
Provision for income tax	—	—	—	—

Net income (loss)	$(7,831)	$2,716	$(8,563)	$4,462

Net income (loss) per share:
Basic	$(0.38)	$0.14	$(0.42)	$0.23
Diluted	$(0.38)	$0.12	$(0.42)	$0.21
Shares used in per share calculations:
Basic	20,385	19,690	20,200	18,905
Diluted	20,385	22,174	20,200	21,263

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(8,563)	$4,462
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,538	1,044
Amortization of deferred compensation	225	307
Provision for inventory	3,724	—
Changes in assets and liabilities:
Accounts receivable	1,840	2,017
Inventory	(6,468)	(1,300)
Other assets	(419)	(940)
Accounts payable	(687)	(643)
Accrued liabilities and other obligations	(2,676)	240

Net cash provided by (used for) operating activities	(11,486)	5,187
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(5,017)	(2,401)
Investment in Tower Semiconductor Ltd.	(14,013)	—

Net cash used for investing activities	(19,030)	(2,401)
Cash flows from financing activities:
Payment of long term obligations	(94)	(394)
Proceeds from issuance of common stock, net	1,152	37,038

Net cash provided by (used for) financing activities	1,058	36,644
Net increase (decrease) in cash	(29,458)	39,430
Cash at beginning of period	70,210	34,558

Cash at end of period	$40,752	$73,988

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

    The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

    Our fiscal year ends on the Sunday closest to December 31. The six month period ends on the Sunday after June 30. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

    We primarily use the U.S. dollar as our functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. We do not use derivative financial instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(7,831)	$2,716	$(8,563)	$4,462

Denominator:
Common stock	20,385	19,691	20,200	18,906
Unvested common stock option exercises	—	(1)	—	(1)

Weighted average shares outstanding for basic	20,385	19,690	20,200	18,905
Stock options	—	2,483	—	2,357
Unvested common stock option exercises	—	1	—	1

Weighted average shares outstanding for diluted	20,385	22,174	20,200	21,263

Net income per share:
Basic	$(0.38)	$0.14	$(0.42)	$0.23

Diluted	$(0.38)	$0.12	$(0.42)	$0.21

    For the three and six months ended June 30, 2001, 6,361,032 shares with a weighted average exercise price of $8.60 were excluded because their effect would be anti-dilutive. For the six months ended June 30, 2001, all dilutive potential common shares have been excluded in the calculation of diluted EPS.

Note 3. Investment in Tower Semiconductor Ltd.

    Pursuant to a share purchase agreement (the "Agreement") entered into with Tower Semiconductor Ltd. ("Tower") in December 2000, the Company has purchased 533,310 ordinary shares of Tower for an aggregate purchase price of $14.0 million as of June 30, 2001. The Company has an obligation to purchase an additional 366,690 ordinary shares of Tower in three equal increments upon occurrence of events relating to Tower's construction of a fabrication facility as specified in the Agreement. The additional shares are expected to be purchased by the Company in fiscal 2002.

    In connection with the Agreement, the Company entered into a foundry agreement with Tower under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. The amount of credits is determined under the Agreement upon each share purchase transaction and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and the Company's share purchase exercise price. At June 30, 2001, out of the $14.0 million investment, $7.8 million has been allocated to wafer credits.

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

Note 4. Balance Sheet Components

	June 30, 2001	December 31, 2000
	(in thousands)
Inventory:
Raw materials	$810	$353
Work-in-process	11,415	8,911
Finished goods	846	1,063

Total inventory	$13,071	$10,327

	June 30, 2001	December 31, 2000
	(in thousands)
Other assets:
Investment in Tower	$6,242	$—
Tower wafer credits	7,771	—
Other	2,647	2,340

Total inventory	$16,660	$2,340

Note 5. Long-term Obligations

    In the quarter ended June 30, 1999, we entered into an extension of our existing bank facility to borrow up to $250,000 using bank installment notes which are secured by the specific equipment financed. At June 30, 2001, we had borrowed the entire facility. The related notes mature in 2002. At June 30, 2001, we were not in compliance with our profitability ratio covenant, however, we have obtained from the bank a letter waiving this covenant requirement as of June 30, 2001.

Note 6. Deferred Stock Compensation

    Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the six months ended June 30, 2000 and 2001, deferred stock compensation amortization was $307,000 and $225,000, respectively.

Note 7. Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the six months ended June 30, 2000 and 2001.

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

    In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

    In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

Note 9. Income Taxes

    No provision for income taxes was recorded for the six month period ended June 30, 2000 due to our ability to utilize a portion of our state and federal net operating loss carry forwards.

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company's products. Based on these factors, no provision for income taxes was recorded for the six month period ended June 30, 2001 because we incurred a loss. The Company will continue to assess the realizability of the deferred tax assets in future periods.

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

Note 11. Deferred Compensation Plan

    The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their compensation to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as long term obligations on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with long term obligations) aggregated $590,000 at June 30, 2001.

Note 12. Subsequent Events

    On August 1, 2001, we acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of Application Specific Standard Products (ASSPs), for approximately 2.5 million shares of our common stock, valued at $11.3 million. This acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. The acquisition will be accounted for as a purchase in 2001.

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

Overview

    QuickLogic Corporation (together with its operating subsidiary, "we", "our", or "QuickLogic") designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; and pASIC 3, introduced in 1997. We introduced our Eclipse family of FPGAs in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

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

    In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. (V3) to acquire certain assets of V3 in a stock transaction. We also entered into a manufacturing and distribution agreement with V3 pending the sale in order to ensure continued distribution of V3's products to its customers. V3, based in Toronto, Ontario, manufactured Application Specific Standard Products (ASSPs) that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. The acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets.

    To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3, for approximately 2.5 million shares of our common stock, valued at $11.3 million. The acquisition will be accounted for as a purchase in 2001.

    We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. More than half of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through the distributor channel was 80%, 69%, and 71% for 1999, 2000 and the six months ended June 30, 2001, respectively.

    Four distributors accounted for 24%, 11%, 10% and 6% of sales, respectively, in 1999. Five distributors accounted for 20%, 8%, 7%, 6% and 6% of sales, respectively, in 2000. Five distributors accounted for 16%, 8%, 8%, 8%, and 6% of sales, respectively, in the six months ended June 30, 2001. Two customers each accounted for 6% of sales in 2000. No other distributor or direct customer accounted for more than 5% of sales in 1999, 2000, or the six months ended June 30, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales.

    Our international sales were 48%, 38% and 42% of our total sales for 1999, 2000 and the six months ended June 30, 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

    Average selling prices for our products typically decline rapidly during the first six to 12 months after their introduction, then decline less rapidly as the products mature. We attempt to maintain gross margins even as average selling prices decline through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions. However, the markets in which we operate are highly competitive, and there can be no assurance that we will be able to successfully maintain gross margins. Any significant decline in our gross margins will materially harm our results of operations.

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

    The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	108.6	40.6	69.8	40.8

Gross profit	(8.6)	59.4	30.2	59.2
Research and development	40.2	16.8	35.1	17.2
Sales, general and administrative	53.7	30.1	47.3	30.3
Operating expenses	93.9	46.9	82.4	47.5

Operating income	(102.5)	12.5	(52.2)	11.7
Interest income and other, net	5.9	6.8	6.9	5.3

Net income	(96.6)	19.3%	(45.3)	17.0%

Three and Six Months Ended June 30, 2001 and June 30, 2000

    Revenue.  Revenue decreased 28.0% from $26.3 million for the six months ended June 30, 2000 to $18.9 million for the six months ended June 30, 2001. Revenue decreased 42.3% from $14.1 million for the three months ended June 30, 2000 to $8.1 million for the three months ended June 30, 2001. The decline in revenue resulted primarily from a decrease in sales of our mature products including both pASIC1 and pASIC2 of 43.3% for the six months ended June 30, 2001 and 57.3% for the three months ended June 30, 2001. Sales of new products represented 31.6% of sales for the six months in 2000 and 46.0% in the six months of 2001. Sales of ESP products, a subset of new products, was 8.5% of sales for the six months in 2000 and grew to 27.2% in the six months of 2001. Sales of new products represented 33.4% of sales for the three months in 2000 and 49.3% in the three months of 2001. Sales of ESP products was 8.7% of sales for the three months in 2000 and grew to 30.1% in the three months of 2001. Sales of ESP products included $1.0 million in the three months ended June 30, 2001 related to our manufacturing and distribution agreement with V3 Semiconductor Inc.

    Gross Profit.  Gross profit decreased 63.3% from $15.6 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. Gross margin declined between those periods from 59.2% to 30.2%. Gross profit decreased 108.3% from $8.4 million for the three months ended June 30, 2000 to a gross loss of $0.7 million for the three months ended June 30, 2001. The gross margin of 59.4% for the three months in 2000 declined to a gross loss of 8.6% for the three months in 2001. This decrease in gross profit was primarily due to lower revenue and the $3.7 million write off of die inventory during the three months ended June 30, 2001. In addition, the gross margin declined due to the under-absorbtion of overhead due to our relatively fixed operations costs.

    Research and Development Expense.  Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $4.5 million for the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001. As a percentage of revenue, research and development expense increased from 17.2% to 35.1% for the same periods. Research and development expense increased from $2.4 million for the three months ended June 30, 2000 to $3.3 million for the three months ended June 30, 2001. As a percentage of revenue, research and development expense increased from 16.8% to 40.2% for the same periods. The increase in dollars spent on research and development was primarily due to an increase in the number of employees, consulting services, and maintenance and depreciation expenses related to computer hardware and software purchases. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

    Selling, General and Administrative Expense.  Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $8.0 million for the six months ended June 30, 2000 to $9.0 million for the six months ended June 30, 2001. Selling, general and administrative expense as a percentage of revenue increased from 30.3% to 47.3% for the first six months of 2000 and 2001, respectively. Selling, general and administrative expense increased from $4.2 million for the three months ended June 30, 2000 to $4.4 million for the three months ended June 30, 2001. Selling, general and administrative expense increased as a percentage of revenue from 30.1% for the three months ended June 30, 2000 to 53.7% for the three months ended June 30, 2001. The increase in dollars spent was primarily due to hiring of additional marketing and administrative personnel.

    Interest and Other Income, Net.  Interest income, interest expense and other income, net was $1.4 million in the six months ended June 30, 2000 compared to $1.3 million for the six months ended June 30, 2001. Interest income, interest expense and other income, net was $954,000 in the three months ended June 30, 2000 compared to $479,000 for the three months ended June 30, 2001. The decrease in the three months of 2001 compared to the three months of 2000 is due mainly to the reduced interest income related to our lower level of cash.

    Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the six months ended June 30, 2000 and 2001, deferred stock compensation amortization was $307,000 and $225,000, respectively.

    Provision for Income Taxes.  No provision for income taxes was recorded for the six month period ended June 30, 2000 due to our ability to utilize a portion of our state and federal net operating loss carryforwards. No provision for income taxes was recorded for the six month period ended June 30, 2001 because we incurred a loss. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

    At June 30, 2001, we had $40.8 million in cash, a decrease of $29.5 million from cash held at December 31, 2000. As of June 30, 2001, we had an accumulated deficit of $56.9 million.

    We have an equipment financing line with a commercial bank. At June 30, 2001, we had obligations of $92,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next year. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

    Net cash (used for) provided by operating activities was ($11.5) million and $5.2 million in the first six months of 2001 and 2000, respectively. For the six months ended June 30, 2001, the cash used was primarily attributable to the net loss of $8.6 million, which included a non-cash expense of $3.7 million to increase inventory reserves, and the increase in inventory due to material purchases of $6.5 million. For the six months ended June 30, 2000, the cash flow was generated primarily from the net income of $4.5 million.

    Net cash used for investing activities was $19.0 million and $2.4 million for the six months of 2001 and 2000, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment. During the six months ended June 30, 2001, we made three installment payments totaling $14.0 million to Tower Semiconductor Ltd. pursuant to the our Share Purchase Agreement entered into on December 12, 2000.

    Net cash provided by financing activities was $1.1 million and $36.6 million in the first six months of 2001 and 2000, respectively. During the six months ended June 30, 2001, the $1.2 million received from the exercise of stock options was offset by $0.1 million of debt repayments. The six months ended June 30, 2000 amount is primarily due to the $35.5 million received from the public offering on April 12, 2000.

    We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe our existing capital resources and cash generated from operations will be sufficient to meet our needs for the next twelve months, although we could seek to raise additional capital during that period. After the next twelve months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

Inflation

    The impact of inflation on our business has not been material for the three and six month periods presented.

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

  •
  changes in our product mix;
  •
  our inability to adjust our fixed costs in the face of any declines in sales;
  •
  our ability to integrate existing and acquired operations, including the integration of assets acquired from V3 Semiconductor; and
  •
  successful execution of our strategy to develop and market system-level products for the communications and networking markets.

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

We cannot assure you that our operations will be profitable

    We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of June 30, 2001 was $56.9 million. During the six months ended June 30, 2001, we had a net loss of $8.6 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our previous profitability as any indication of our future operating results or prospects.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

    We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including ESPs. If any of the following occur, our business will be materially harmed:

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

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products

    We have only recently started selling ESPs. During the six months ended June 30, 2001, ESPs accounted for approximately 27% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods. If we do not realize the expected benefits from the acquisition of V3 Semiconductor's ESP products, our business will suffer.

If the market in which we sell our embedded standard products does not grow as we anticipate, it will materially and adversely affect our anticipated revenue

    The market for ESPs is relatively new and still emerging. If this market does not grow at the rate we anticipate, our business will be materially harmed. One of the reasons that this market might not grow as we anticipate is that many systems manufacturers are not yet fully aware of the benefits provided by embedded standard products, in general, or the benefits of our ESPs, specifically. Additionally, systems manufacturers may use existing technologies other than embedded standard products or yet to be introduced technologies to satisfy their needs. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of embedded standard products, our efforts may be unsuccessful or insufficient.

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

None of our products is currently manufactured by more than one manufacturer, which exposes us to the risk of having to identify and qualify one or more substitute suppliers

    We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products is currently manufactured by more than one manufacturer. We have contractual arrangements with two of our foundry manufacturers of semiconductors, Tower Semiconductor Ltd. (Tower) and Cypress Semiconductor Corporation (Cypress), to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We entered into a manufacturing agreement with TSMC in 1997. That agreement provided us access to guaranteed capacity but required us to commit to purchase a specific number of wafers each year. In July 2000, TSMC notified us that the agreement had expired, and although we do not agree with TSMC, we are currently negotiating a new contract with TSMC. Since July 2000, TSMC has not committed guaranteed capacity to us and we have not been required to purchase specific numbers of wafers. We have purchased product from TSMC on a purchase order basis since that date. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed. Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers are unable or unwilling to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

    We employ independent, third-party distributors to market and sell a significant portion of our products. During the six months ended June 30, 2001, approximately 71% of our sales were made through our distributors. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

We may be unable to successfully manage our growth if we fail to compete effectively with others to attract and retain key personnel

    We believe our future success will depend upon our ability to successfully manage our growth, including attracting and retaining engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. For example, in the past two years, one of our executive officers resigned to pursue other opportunities. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

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

    Sales to customers located outside the United States accounted for 42% of our total sales during the six months ended June 30, 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

    Our officers, directors and principal stockholders together control approximately 32% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2001 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

    All of our sales, cost of manufacturing and marketing are transacted primarily in U.S. dollars. Accordingly, our results of operations are not subject to significant foreign exchange rate fluctuations.

Part II. Other Information Item

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits
2.1*
Asset Purchase Agreement among QuickLogic Corporation, Q Acquisition Corporation, V3 Semiconductor Inc. and V Cubed Corporation dated as of April 17, 2001.
10.1
Distribution, Manufacturing and License Agreement by and between QuickLogic Corporation, V3 Semiconductor Inc. and V3 Semiconductor Corp. dated as of April 17, 2001.
(b)
Reports on Form 8-K

    None

*Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on August 7, 2001

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION
Dated: August 9, 2001	/s/ ARTHUR O. WHIPPLE Arthur O. Whipple Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

QuickLinks

QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (In thousands)
QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
QUICKLOGIC CORPORATION NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Signatures