Form 10-Q
period 2001-09-30
QUICKLOGIC CORPORATION
filed 2001-11-02
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0188504 (I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE, SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  /x/    No  / /

    As of September 30, 2001, 23,023,372 shares of the Registrant's common stock were outstanding.

QUICKLOGIC CORPORATION
FORM 10-Q
September 30, 2001

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$33,632	$70,210
Accounts receivable, net	4,052	6,578
Inventory	14,616	10,327
Other current assets	1,616	1,876

Total current assets	53,916	88,991
Property and equipment, net	14,090	8,976
Other assets	21,331	2,340

TOTAL ASSETS	$89,337	$100,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,700	$5,821
Accrued liabilities	2,559	2,934
Deferred income on shipments to distributors	2,018	4,386
Current portion of long-term obligations	225	311

Total current liabilities	8,502	13,452
Long-term obligations	1,428	1,121
Stockholders' equity:
Common stock, at par	23	20
Additional paid-in capital	149,248	134,970
Deferred compensation	(558)	(875)
Accumulated deficit	(69,306)	(48,381)

Total stockholders' equity	79,407	85,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,337	$100,307

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$6,565	$14,864	$25,487	$41,139
Cost of revenue	4,346	5,846	17,552	16,564

Gross profit	2,219	9,018	7,935	24,575
Research and development	3,691	2,398	10,330	6,918
Selling, general and administrative	4,346	4,629	13,304	12,594

Total operating expenses	8,037	7,027	23,634	19,512

Operating income (loss)	(5,818)	1,991	(15,699)	5,063

Writedown of marketable securities	(6,844)	—	(6,844)
Interest income and other, net	302	1,260	1,618	2,650

Income (loss) before taxes	(12,360)	3,251	(20,925)	7,713
Provision for income tax	—	—	—	—

Net income (loss)	$(12,360)	$3,251	$(20,925)	$7,713

Net income (loss) per share:
Basic	$(0.56)	$0.16	$(1.00)	$0.40
Diluted	$(0.56)	$0.15	$(1.00)	$0.36
Shares used in per share calculations:
Basic	22,191	20,008	20,863	19,273
Diluted	22,191	22,126	20,863	21,564

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(20,925)	$7,713
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,391	1,548
Amortization of deferred compensation	316	460
Write-down of marketable securities	6,844	—
Gain (Loss) on disposal of fixed assets	8	(116)
Changes in assets and liabilities:
Accounts receivable	2,526	(3,308)
Inventory	(3,008)	(1,742)
Other assets	346	(1,013)
Accounts payable	(2,120)	1,191
Accrued liabilities and other obligations	(3,137)	827

Net cash provided by (used for) operating activities	(16,759)	5,560
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(6,342)	(5,037)
Investment in Tower Semiconductor Ltd., and other assets	(14,975)	—

Net cash used for investing activities	(21,317)	(5,037)
Cash flows from financing activities:
Payment of long term obligations	307	(431)
Proceeds from issuance of common stock, net	1,191	37,344

Net cash provided by (used for) financing activities	1,498	36,913
Net increase (decrease) in cash	(36,578)	37,436
Cash at beginning of period	70,210	34,558

Cash at end of period	$33,632	$71,994

Supplemental non-cash investing and financing activities:
Estimated fair value of tangible assets acquired	$2,451	—
Liabilities assumed	(222)	—
Goodwill	11,431	—
Direct acquisition cost	(571)	—

Issuance of common stock	$13,089	—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

    The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

    QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. The nine month period ends on Sunday September 30. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

    The Company primarily uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. The Company does not use derivative financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(12,360)	$3,251	$(20,925)	$7,713

Denominator:
Common stock	22,191	20,008	20,863	19,274
Unvested common stock option exercises	—	—	—	(1)

Weighted average shares outstanding for basic	22,191	20,008	20,863	19,273
Stock options	—	2,118	—	2,290
Unvested common stock option exercises	—	—	—	1

Weighted average shares outstanding for diluted	22,191	22,126	20,863	21,564

Net income per share:
Basic	$(0.56)	$0.16	$(1.00)	$0.40

Diluted	$(0.56)	$0.15	$(1.00)	$0.36

    For the nine months ended September 30, 2001, 6,968,447 shares with a weighted average exercise price of $8.22 were excluded because their effect would be anti-dilutive. For the nine months ended September 30, 2000, all dilutive potential common shares have been included in the calculation of diluted EPS.

Note 3. Investment in Tower Semiconductor, Ltd.

    Pursuant to a share purchase agreement (the "Agreement") entered into with Tower Semiconductor Ltd. ("Tower") in December 2000, the Company has purchased 533,310 ordinary shares of Tower for an aggregate purchase price of $14.0 million as of September 30, 2001. The Company has an obligation to purchase an additional 366,690 ordinary shares of Tower in three equal increments upon occurrence of events relating to Tower's construction of their new Fab 2 deep sub-micron wafer fabrication facility as specified in the Agreement. The additional shares are expected to be purchased by the Company in fiscal 2002 and 2003.

    In connection with the Agreement, the Company entered into a foundry agreement with Tower, under which the Company is entitled to a certain amount of credits towards future wafer purchases from Tower. These credits may not be utilized until the completion of the facility, which is expected in 2002. The amount of credits is determined under the Agreement upon each share purchase transaction and is calculated based on the difference between Tower's average stock price for 30 days preceding a purchase transaction and the Company's share purchase exercise price. At September 30, 2001, out of the $14.0 million investment, $7.1 million has been allocated to wafer credits. Tower and the Company have agreed to convert 75% of the wafer credit amount into Tower common shares during the fourth quarter of 2001, at $12.75 per share.

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

    During the third quarter, the Company wrote down the value of its equity investment in Tower Semiconductor. The Tower shares were purchased at an average price of $12.73 per share. The Company determined that the drop in value in the common stock in Tower is other than temporary. Accordingly, the Company has reduced the carrying value for this asset to $5.60 per share, based on the market price of Tower's common stock. The total amount of the write-down was $6.8 million.

Note 4. Balance Sheet Components

	September 30, 2001	December 31, 2000
	(in thousands)
Inventory:
Raw materials	$1,015	$353
Work-in-process	11,863	8,911
Finished goods	1,738	1,063

Total inventory	$14,616	$10,327

	September 30, 2001	December 31, 2000
	(in thousands)
Other assets:
V3 Goodwill	$11,431	$—
Investment in Tower	2,987	—
Tower wafer credits	4,170	—
Other	2,743	2,340

Total other assets	$21,331	$2,340

Note 5. Notes Payable

    In the quarter ended June 30, 1999, QuickLogic Corporation entered into an extension of its existing bank facility to borrow up to $250,000 using bank installment notes, which are secured by the specific equipment financed. At September 30, 2001, the balance outstanding is $67,000. The related notes mature in 2002. At September 30, 2001, the Company was not in compliance with the profitability ratio covenant, however, it has obtained from the bank a letter waiving this covenant requirement as of September 30, 2001.

Note 6. Deferred Stock Compensation

    Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. There was no deferred compensation recorded during the nine months ended September 30, 2000. Deferred stock compensation amortization for nine months ended September 30, 2001 was $317,000.

Note 7. Comprehensive Income

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined, includes all changes in equity during a period from nonowner sources. No items were included in other comprehensive income during the nine months ended September 30, 2000 and 2001.

Note 8. New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company has adopted SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133," effective January 1, 2001. QuickLogic does not currently, nor does it plan to, enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

Note 9. Income Taxes

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods. No provision for income taxes was recorded for the nine month period ended September 30, 2001 because we incurred a loss.

    No provision for income taxes was recorded for the nine month period ended September 30, 2000 due to our ability to utilize a portion of our state and federal net operating loss carry forwards.

Note 10. Litigation

    On March 29, 2000, Unisys Corporation filed a patent infringement lawsuit against the Company alleging that the Company infringed upon several of Unisys' patents. As of September 30, 2001, the Company had reached a verbal agreement in principle with Unisys to settle this matter. The parties are currently negotiating a definitive settlement agreement. The costs of the litigation and settlement were provided for as of September 30, 2001 and did not produce any material charges in the current quarter.

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

Note 11. Deferred Compensation Plan

    The Company has a non-qualified deferred compensation plan, known as a rabbi trust, whereby certain key executives may defer a portion of their compensation to be included in the trust, the assets of which are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets and as long term obligations on the balance sheet. These trading assets (classified with other assets) and related obligations (classified with long term obligations) aggregated $558,000 at September 30, 2001.

Note 12. V3 Semiconductor Acquisition

    On August 1, 2001, we acquired certain assets of V3 Semiconductor, Inc., (V3) a Toronto based manufacturer of Application Specific Standard Products (ASSPs). This acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. The results of this acquisition have been included in the Company's operating results from the date of acquisition. Details of the purchase are as follows (in thousands):

Acquisition Date	August 1, 2001
Shares issued	2,522
Value of shares issued	$13,089
Direct acquisition cost	571

Total purchase price	$13,660

    The total purchase price is subject to adjustments based upon management's finalization of its integration plans. The total purchase price for the acquisition has been allocated as follows (in thousands):

Fair value of assets acquired and liabilities assumed (net)	$2,229
Goodwill	11,431

Total purchase price	$13,660

    Tangible assets acquired principally include fixed assets and inventory. Liabilities assumed principally include accrued expenses.

    Preliminarily, the Company has allocated to Goodwill all of the purchase price in excess of book value of net assets acquired. The amounts recorded relating to the V3 acquisition are currently subject to adjustment as the Company has not yet completed the final allocation of the purchase price. The Company is considering, but has not included any amounts related to acquired identifiable intangible assets in the preliminary allocation. Such reallocation could result in additional expenses in the future.

    The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended September 31, 2001 and 2000, as if the acquisition had occurred as of the beginning of the periods presented.

    These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share data):

PROFORMA

	Nine Months Ended September 30,
	2001	2000
Net revenues	$26,717	$46,981
Net income (loss)	$(23,602)	$6,225
Net loss per share
Basic	$(1.01)	$.29
Diluted	$(1.01)	$.26
Weighted average shares
Basic	23,385	21,795
Diluted	23,385	24,086

Note 13. Subsequent Events

    None

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

    Statements in this Section, and elsewhere in this Quarterly Report on Form 10-Q, which express that the Company "believes", "anticipates" or "plans to...", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors Affecting Future Results."

Overview

    QuickLogic Corporation (together with its operating subsidiaries, "we", "our", or "QuickLogic") designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; and pASIC 3, introduced in 1997. We introduced our Eclipse family of FPGAs in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

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

    To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3, for approximately 2.5 million shares of our common stock, valued at $13.1 million. The acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. Upon completion of V3's bankruptcy proceedings, V3 is expected to distribute these shares to its creditors and stockholders. The distributed shares could then be freely traded on the open market. The acquisition was accounted for as a purchase.

    We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. More than half of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through the distributor channel was 80%, 69%, and 68% for 1999, 2000 and the nine months ended September 30, 2001, respectively.

    Four distributors accounted for 24%, 11%, 10% and 6% of sales, respectively, in 1999. Five distributors accounted for 20%, 8%, 7%, 6% and 6% of sales, respectively, in 2000. Four distributors accounted for 23%, 10%, 8% and 6% of sales, respectively, in the nine months ended September 30, 2001. Two customers each accounted for 6% of sales in 2000. No other distributor or direct customer accounted for more than 5% of sales in 1999, 2000, or the nine months ended September 30, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales.

    Our international sales were 48%, 38% and 45% of our total sales for 1999, 2000 and the nine months ended September 30, 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

    We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon TSMC and Cypress to manufacture our products, and we rely primarily upon Amkor and ChipPAC to assemble and test our products. Under our arrangement with Cypress, we are obligated to provide forecasts and enter into binding obligations for anticipated purchases. This limits our ability to react to fluctuations in demand for our products, which could lead to excesses or shortages of wafers for a particular product.

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

    The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.0	39.0	69.0	40.0

Gross profit	34.0	61.0	31.0	60.0
Research and development	57.0	16.0	40.0	17.0
Sales, general and administrative	66.0	32.0	52.0	31.0

Operating expenses	123.0	48.0	92.0	48.0

Operating income	(89.0)	13.0	(61.0)	12.0
Write-down of marketable securities	(104.0)	—	(27.0)	—
Interest income and other, net	5.0	9.0	6.0	7.0

Net income	(188.0)%	22.0%	(82.0)%	19.0%

Three and Nine Months Ended September 30, 2001 and September 30, 2000

    Revenue.  Revenue decreased 38.0% from $41.1 million for the nine months ended September 30, 2000 to $25.5 million for the nine months ended September 30, 2001. Revenue decreased 55.8% from $14.9 million for the three months ended September 30, 2000 to $6.6 million for the three months ended September 30, 2001. The decline in revenue resulted primarily from a decrease in sales of our mature products including both pASIC1 and pASIC2 of 28.2% for the three months ended September 30, 2001 and 52.6% for the nine months ended September 30, 2001. Sales of new products represented 34.9% of sales for the nine months in 2000 and 48.0% in the nine months of 2001. Sales of ESP products, a subset of new products, was 11.1% of sales for the nine months in 2000 and grew to 28.6% in the nine months of 2001. Sales of new products represented 40.7% of sales from the three months in 2000 and 53.7% in the three months of 2001. Sales of ESP products was 15.7% of sales for the three months in 2000 and grew to 32.8% in the three months of 2001. Sales of ESP products included $1.6 million in the nine months ended September 30, 2001 related to our agreements with V3 Semiconductor Inc.

    Gross Profit.  Gross profit decreased 67.7% from $24.5 million for the nine months ended September 30, 2000 to $7.9 million for the nine months ended September 30, 2001. Gross margin declined between those periods from 60.0% to 31.0%. Gross profit decreased from $9.0 million for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001. The gross margin of 61.0% for the three months in 2000 declined to 34.0% for the three months in 2001. This decrease in gross profit was primarily due to lower revenue and the $3.7 million writeoff of die inventory in June, 2001. In addition, the gross margin declined due to our relatively fixed operations costs and declining production volumes.

    Research and Development Expense.  Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased from $6.9 million for the nine months ended September 30, 2000 to $10.3 million for the nine months ended September 30, 2001. As a percentage of revenue, research and development expense increased from 17.0% to 40.0% for the same periods. Research and development expense increased from $2.4 million for the three months ended September 30, 2000 to $3.7 million for the three months ended September 30, 2001. As a percentage of revenue, research and development expense increased from 16.0% to 57.0% for the same periods. The increase in dollars spent on research and development was primarily due to an increase in the number of employees associated with the V3 acquisition, consulting services, and maintenance and depreciation expenses related to computer hardware and software purchases. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

    Selling, General and Administrative Expense.  Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense increased from $12.6 million for the nine months ended September 30, 2000 to $13.3 million for the nine months ended September 30, 2001. Selling, general and administrative expense as a percentage of revenue increased from 31.0% to 52.0% for the first nine months of 2000 and 2001, respectively. Selling, general and administrative expense decreased from $4.6 million for the three months ended September 30, 2000 to $4.3.million for the three months ended September 30, 2001. Selling, general and administrative expense increased as a percentage of revenue from 32.0% for the three months ended September 30, 2000 to 66.0% for the three months ended September 30, 2001. The change in percent of revenues was driven primarily by our reduced revenue.

    Write-down of Marketable Securities.  During the quarter ended September 30, 2001, we wrote down the value of our investment in Tower Semiconductor to market value. This resulted in a charge to income of $6.8 million. We have invested $14.0 million in Tower common stock associated with their Fab 2, deep sub-micron wafer foundry project.

    Interest and Other Income, Net.  Interest income, interest expense and other income, net was $2.7 million in the nine months ended September 30, 2000 compared to $1.6 million for the nine months ended September 30, 2001. Interest income, interest expense and other income, net was $1.3 million in the three months ended September 30, 2000 compared to $302,000 for the three months ended September 30, 2001. The decrease in the three months of 2001 compared to the three months of 2000 is due mainly to the reduced interest income related to our lower level of cash and lower interest rates.

    Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. There was no deferred compensation recorded during the nine months ended September 30, 2000. Deferred stock compensation amortization was $317,000 for the nine months ended September 30, 2001.

    Provision for Income Taxes.  No provision for income taxes was recorded for the nine month period ended September 30, 2000 due to our ability to utilize a portion of our state and federal net operating loss carryforwards. No provision for income taxes was recorded for the nine month period ended September 30, 2001 because we incurred a loss. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

    At September 30, 2001, we had $33.6 million in cash, a decrease of $36.6 million from cash held at December 31, 2000. As of September 30, 2001, we had an accumulated deficit of $69.3 million.

    We have an equipment financing line with a commercial bank. At September 30, 2001, we had obligations of $67,000 outstanding under this equipment line. The outstanding obligations under the equipment line are due over the next year. The interest rate on these borrowings is at the bank's prime interest rate plus 0.5%.

    Net cash (used for) provided by operating activities was ($16.8) million and $5.6 million in the first nine months of 2001 and 2000, respectively. For the nine months ended September 30, 2001, the cash used was primarily attributable to the net loss of $20.9 million, the increase in inventory due to material purchases of $3.0 million and the payment of accounts payable and accrued liabilities of $5.3 million. For the nine months ended September 30, 2000, the cash flow was generated primarily from the net income of $7.7 million.

    Net cash (used for) investing activities was ($21.3) million and ($5.0) million for the nine months of 2001 and 2000, respectively. The increases in property and equipment were comprised primarily of computers, purchased software, networking equipment, and test equipment. During the nine months ended September 30, 2001, we made three payments totaling $14.0 million to Tower Semiconductor Ltd. pursuant to the our Share Purchase Agreement entered into on December 12, 2000.

    Net cash provided by financing activities was $1.5 million and $36.9 million in the first nine months of 2001 and 2000, respectively. During the nine months ended September 30, 2001, the $1.2 million received from the exercise of stock options and the $0.4 million in increased executive deferred compensation was offset by $0.1 million of debt repayments. The nine months ended September 30, 2000 amount is primarily due to the $35.5 million received from the public offering on April 12, 2000.

    We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. Additional equity or debt financing, if required, may not be available on satisfactory terms. We believe our existing capital resources and cash generated from operations will be sufficient to meet our needs for the next twelve months, although we could seek to raise additional capital during that period. After the next twelve months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

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

We cannot assure you that our operations will be profitable

    We incurred significant losses from our inception in 1988 through 1997. Our accumulated deficit as of September 30, 2001 was $69.3 million. During the nine months ended September 30, 2001, we had a net loss of $20.9 million. We cannot assure you that we will be profitable in any future periods and you should not rely on the historical growth of our revenue and our previous profitability as any indication of our future operating results or prospects.

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

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products

    We have only recently started selling ESPs. During the nine months ended September 30, 2001, ESPs accounted for approximately 29% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods. If we do not realize the expected benefits from the acquisition of V3 Semiconductor's ESP products, our business will suffer.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

    Upon the completion of V3's bankruptcy proceedings, we expect V3 to distribute the approximately 2.5 million shares issued to V3 in connection with our acquisition of certain assets from V3 to its creditors and stockholders. If the V3 creditors or shareholders sell a substantial number of these shares after the distribution, the market price of our common stock could fall. In addition, if our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

None of our products is currently manufactured by more than one manufacturer, which exposes us to the risk of having to identify and qualify one or more substitute suppliers

    We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products is currently manufactured by more than one manufacturer. We have contractual arrangements with two of our foundry manufacturers of semiconductors, Tower Semiconductor Ltd. (Tower) and Cypress Semiconductor Corporation (Cypress), to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We entered into a manufacturing agreement with TSMC in 1997. That agreement provided us access to guaranteed capacity but required us to commit to purchase a specific number of wafers each year. That agreement expired in July 2000 and we have purchased product from TSMC on a purchase order basis since that date. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed. Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers are unable or unwilling to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

    Yield reductions frequently occur in connection with the manufacture of newly introduced products. Newly introduced products, such as our Eclipse family of FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. While we test our products, these products may still contain errors or defects that we find only after we have commenced commercial production. Our customers may not place new orders for our products if the products have reliability problems, which would materially harm our business.

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

    We employ independent, third-party distributors to market and sell a significant portion of our products. During the nine months ended September 30, 2001, approximately 68% of our sales were made through our distributors. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, would materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

    Sales to customers located outside the United States accounted for 45% of our total sales during the nine months ended September 30, 2001. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

    Our officers, directors and principal stockholders together control approximately 28% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

  •
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2001 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

    All of our sales, cost of manufacturing and marketing are transacted primarily in U.S. dollars. Accordingly, our results of operations are not subject to significant foreign exchange rate fluctuations.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.01	Amendment dated September 17, 2001 to the Foundry Agreement dated December 11, 2000 between the Company and Tower Semiconductor, Ltd.
(b)
Reports on Form 8-K

    On August 7, 2001, QuickLogic filed a Current Report on Form 8-K announcing that it had completed the acquisition of certain assets from V3 Semiconductor Inc. in exchange for approximately 2.5 million shares of QuickLogic common stock.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION
/s/ ARTHUR O. WHIPPLE Arthur O. Whipple Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)
Dated: November 2, 2001

QuickLinks

QUICKLOGIC CORPORATION FORM 10-Q September 30, 2001
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
QUICKLOGIC CORPORATION NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures