Form 10-K
period 2001-12-31
QUICKLOGIC CORPORATION
filed 2002-03-14
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0188504 (I.R.S. Employer Identification Number)

1277 Orleans Drive
Sunnyvale, CA 94089
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (408) 990-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 2002 was $63,679,267 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At February 27, 2002 Registrant had outstanding 23,185,808 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on or about April 23, 2002.

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

PART I

ITEM 1. BUSINESS

Overview

        QuickLogic Corporation develops, markets and supports advanced field programmable gate array, or FPGA, and embedded standard product, or ESP, semiconductors and the software tools that enable design engineers to use our products. We introduced ESPs, a new class of semiconductor devices, in 1998, to address the design community's demand for a solution that bridges the gap between existing application specific integrated circuit, or ASIC, options and the long-sought goal of system-on-a-chip. Specifically, our ESP devices provide engineers with the ease-of-use, guaranteed functionality and high-performance of standard products, combined with the flexibility of programmable logic. Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. We compete in various markets, including telecommunications and data communications; video/audio, graphics and imaging; instrumentation and test; high-performance computing; and military systems.

        In August 2001, we completed the acquisition of certain assets of V3 Semiconductor, Inc. ("V3"), a manufacturer of application specific standard products, or ASSPs. The acquisition of V3 provides us with a design center in Canada and additional ASSP products that complement certain of our ESP products.

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

  •
  Application specific integrated circuits, or ASICs, are special purpose devices designed for a particular manufacturer's electronic system. These devices are customized during wafer manufacturing;

  •
  Application specific standard products, or ASSPs, are fixed-function devices designed to comply with industry standards that can be used by a variety of electronic systems manufacturers. Their functions are fixed prior to wafer fabrication; and

  •
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

  •
  Peripheral component interconnect, or PCI, a standard developed to provide a high performance, reliable and cost-effective method of connecting high-speed devices within a system;

  •
  Synchronous optical network, or SONET, a fiber-optic transmission standard for high-speed digital traffic, employed mainly by telephone companies and other network service providers;

  •
  Ethernet, a widely-used local area network, or LAN, transport standard which controls the interconnection between servers and computers; and

  •
  Fibre channel interconnect protocol, an industry networking standard for storage area networks, or SANs, which controls the interconnection between servers and storage devices.

        Compared to ASICs, ASSPs offer the systems designer shorter development time, lower risk and reduced development cost. However, ASSPs generally cannot be used by systems manufacturers to differentiate their products. To address markets where industry standards do not exist or are changing and time-to-market is important, PLDs are often used. These products provide systems manufacturers with the flexibility to customize and thereby differentiate their systems, unlike ASSPs. PLDs also enable systems manufacturers to change the logic functionality of their systems after product introduction without the expense and time of redesigning an ASIC. However, most PLDs are more expensive than ASSPs and even ASICs of equivalent functionality because they require more silicon area. In addition, most PLDs offer lower performance than nonprogrammable solutions, such as ASSPs and ASICs.

Industry Future: System-on-a-Chip

        Over the past few years, semiconductor manufacturers have migrated to smaller process geometries. These smaller process geometries enable more logic elements to be incorporated in a single chip using less silicon area. More recently, advances have been made in the integration of logic and memory on a single chip, which had been difficult previously due to incompatible process technologies. The industry "holy grail" is to have the three basic components of all electronic circuit boards; logic, memory and a microprocessor, on the same chip. Advantages of the single-chip approach to systems manufacturers include:

  •
  simplified system development;

  •
  reduced time-to-market;

  •
  elimination of delays associated with the transfer of data between chips;

  •
  smaller physical size;

  •
  lower power dissipation;

  •
  greater reliability; and

  •
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

  •
  Increased Performance. In a typical design, data must travel between an ASSP and an FPGA across a printed circuit board. The limited number of connections available and the distance between the devices can degrade the system's overall performance. Our ESP solution allows all data to be processed on a single chip;

  •
  Decreased Cost. Because our ESP is a single chip solution, it requires less silicon area, and therefore is less expensive to produce. Additionally, this single chip approach lowers the component, assembly and test cost for the system manufacturer;

  •
  Increased Reliability. ESP designs are more reliable because single chip solutions contain fewer components and circuit board connections that are subject to failure; and

  •
  Shorter Development Time. With a multiple chip design, systems designers must solve complex routing and timing issues between devices. A single chip ESP solution eliminates the timing issues between devices and simplifies software simulation, leading to shorter development time.

        We have introduced six ESP product lines since 1998. These include the QuickSD, QuickFC and QuickPCI families—products aimed at the high-speed interconnect section of the fast-growing communications market. In addition we have introduced QuickDSP and QuickRAM, for high-performance Digital Signal Processing, or DSP, applications and applications that require embedded memory. Most recently we have introduced our QuickMIPS family to serve applications that require an embedded microprocessor. All of these families are designed for performance-driven applications.

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

        During 2000, we introduced a new FPGA family called Eclipse—devices that offer a host of new system-level features that are ideal for the telecommunications, networking, computer and test applications that require a combination of high-performance, high density and embedded random access memory, or RAM. In addition, we continue to sell our three families of pASIC FPGAs.

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

Extend Technology Leadership

        Our ViaLink technology, user-programmable platform and proprietary software design tools enable us to offer flexible, high-performance ESP products. We intend to continue to invest in the development of these technologies and to utilize such developments in future innovations of our ESP products. We also intend to focus our resources on building critical systems-level expertise to introduce new ESP products and enhance existing ESP product families. We target applications that are:

  •
  high performance and high complexity;

  •
  broadly used and growing quickly; and

  •
  difficult or impossible to implement in traditional FPGAs.

        Specifically, we will continue to focus our design and marketing efforts on systems manufacturers who sell complex systems within our target applications. These include:

  •
  data communications and telecommunications;

  •
  video/audio and graphics and imaging;

  •
  instrumentation and test;

  •
  high-performance computing; and

  •
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

  •
  embedded high performance digital signal processing, or DSP;

  •
  embedded high-performance interconnect; and

  •
  embedded high-performance processing.

Strategic Alliances

        As a part of our ESP strategy, we have engaged with MIPS Technologies, Finisar, UTMC, Tower Semiconductor, and other companies to expand the range of technology that we embed in our products. In addition, we continue to sell through a network of industry sales representatives and distributors. These alliances will be an essential element of our ESP strategy and strength going forward. By leveraging the expertise of our partners in IP development, wafer fabrication and sales, we can devote our effort to the development of targeted, complete ESP products.

Create Innovative, Industry-Leading Customer Services

        We continue to develop and implement innovative ways to serve and communicate with our customers. For example, our WebASIC service allows customers to use our development software to design a circuit, transmit design information over the Internet and receive a QuickLogic ESP or FPGA device programmed with their design (within one business day in North America and Europe or within two business days in Asia). In addition, our ProChannel web-based system allows our distributors to receive quotations, place orders for our products and view their order status over the Internet. This system complements the Electronic Data Interchange systems that we have used for the past several years with our largest customers.

        We have recently added a new class of products and their associated delivery system called WebESP. These products are ESPs or FPGAs that are configured in our factory and sold over the Internet as application specific standard products. The first WebESP products are semiconductor devices that form bridges between electronic systems using various forms of the UTOPIA communication protocol. Our ViaLink, non-volatile programmable logic devices give us the ability to configure the many variables needed to accommodate many different UTOPIA options and ship the devices to systems manufacturers who use them as ASSPs.

Customers and Markets

        The following chart provides a representative list by industry of our current customers and the markets in which they do business:

Industry	Customer	Application
Data Communications and Telecommunications	Alcatel Emulex IBM IPC Motorola Philips	Fiber optic transmission equipment Storage Area Network equipment Data encryption, network servers Telephone equipment Cellular base stations Set-top boxes
Video/Audio, Graphics and Imaging	Avid Honeywell Samsung Sony	Video editing equipment Aircraft navigation and flight controls Flat panel display controllers Industrial video cameras
Instrumentation and Test	ABB ASML LTX Medtronics National Instruments Teradyne	Industrial power management systems Semiconductor manufacturing equipment Semiconductor test equipment Medical electronics PC-based instrumentation boards Semiconductor test equipment
High-Performance Computing	Compaq Computer IBM	Alpha processor motherboards RAID controller
Military Systems	Boeing DY-4 Raytheon	Flight control electronics VME-based computer systems Tornado missile

Sales and Technical Support

        We sell our products through a network of sales managers, independent sales representatives and electronics distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in Los Angeles, Dallas, Boston, Raleigh, London, Munich, Shin-Yokohama, Shanghai and Hong Kong. Our direct sales personnel and independent sales representatives are responsible for sales and applications support for a given region of responsibility. Our sales managers and independent sales representatives generally focus on major strategic accounts. Our distributor partnerships generally focus on small and medium-sized customers with the assistance of our independent sales representatives.

        Currently in the United States, our three distributors include Cilicon (an Avnet company), Future Electronics, and Impact Technologies, Inc. A network of distributors throughout Europe and Asia supports our international business. These firms work with our regional sales managers in discovering new opportunities, satisfying customer needs, providing technical support and other value-added services. This activity takes place with new customers as well as existing customers. From time-to-time, we add or delete distributors and sales representatives, as appropriate to meet the needs of our company.

        We provide systems manufacturers with comprehensive technical support, which we believe is critical to remaining competitive in the markets we serve. Our factory-based and distributor applications support organizations provide pre-sales and on-site technical support to customers.

Competition

        The semiconductor industry is intensely competitive and is characterized by constant technological change, rapid rates of product obsolescence and price erosion. Our existing competitors include suppliers of conventional standard products, such as PLX Technology and Applied Micro Circuits Corporation; suppliers of complex programmable logic devices, or CPLDs, including Lattice Semiconductor and Altera; and suppliers of FPGAs, particularly Xilinx and Actel. Xilinx and Altera dominate the PLD market, which together control over 60% of the market, according to inSearch Research, a semiconductor market research firm. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. We also face competition from companies that offer standard gate arrays, which can be obtained at a lower cost for high volumes and may have gate densities and performance equal or superior to our products. As we introduce additional ESPs, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by these new ESP devices. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers. We also may face competition from suppliers of products based on new or emerging technologies.

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

        As of February 18, 2002, the research and development staff consisted of 60 employees working in several groups. Our research and development efforts are directed at the complete range of requirements of our ESP products.

  •
  Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

  •
  Our analog engineering group develops high-performance analog circuits to support our ESP products.

  •
  Our FPGA design engineering group develops high-performance programmable systems that can be used stand-alone or combined with high value dedicated functions to form ESP products.

  •
  Our ASIC design engineering group develops or integrates dedicated IP that is combined with a programmable system to produce ESP products.

  •
  Our FPGA software group develops the design libraries, interface routines and place and route software that allows our customers to use third-party design environments to develop designs for our programmable systems and subsystems.

  •
  Our embedded systems group develops the software required to program and use our MIPS based products.

        Our research and development expenses for 1999, 2000 and 2001 were $7.4 million, $9.3 million and $14.3 million, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

        We have established close relationships with third-party manufacturers for our wafer fabrication, package assembly, test and programming requirements in an effort to ensure stability in the supply of our products and minimize the risk of localized capacity constraints.

        We currently outsource all of our wafer manufacturing to Cypress Semiconductor Corporation (Cypress) at its Round Rock, Texas facility and to Taiwan Semiconductor Manufacturing Company (TSMC) at its Taiwan facilities. Cypress manufactures our pASIC1 and pASIC2 product families using a three-layer metal, 0.65 micron CMOS process on six-inch wafers. TSMC manufactures our pASIC3, QuickRAM and QuickPCI product families using a four-layer metal, 0.35 micron CMOS process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Our Cypress agreement provides a guaranteed capacity availability. We purchase products from TSMC on a purchase order basis.

        On December 12, 2000 we entered into a Share Purchase Agreement with Tower Semiconductor Ltd. (Tower) under which we agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. Tower will develop manufacturing capability for our proprietary ViaLink technology, and supply us with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2002.

        We outsource our product packaging, test and programming to Amkor Technology and ChipPAC, Inc. at their South Korea facilities and to Advanced Semiconductor Engineering at its Taiwan facility, among others.

Employees

        As of February 18, 2002, we had a total of 189 employees worldwide, with 40 people in operations, 60 people in research and development, 22 people in sales, 32 people in marketing and 35 people in administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Intellectual Property

        Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 81 U.S. patents and have 12 pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In addition, we have two patent applications pending in Japan and one granted. Our issued patents expire between 2009 and 2019. We have also registered six of our trademarks in the U.S. with applications to register an additional two trademarks now pending.

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

Executive Officers and Directors

        The following table sets forth certain information concerning our current executive officers and directors as of February 18, 2002:

Name	Age	Position
E. Thomas Hart	60	Chairman, President and Chief Executive Officer
Michael Alford	41	Vice President, Application-Specific Standard Products
John M. Birkner	58	Vice President, Chief Technical Officer
Andrew K. Chan	51	Vice President, Research and Development
Hua-Thye Chua	66	Vice President, Process Technology and Director
Timothy Saxe	45	Vice President, Engineering
Jeffery Sexton	40	Vice President, Worldwide Sales
Reynold W. Simpson	53	Senior Vice President, Chief Operating Officer
Arthur O. Whipple	54	Vice President, Finance, Chief Financial Officer and Secretary
Ronald D. Zimmerman	53	Vice President, Administration
Donald P. Beadle	66	Director
Robert J. Boehlke	60	Director
Michael J. Callahan	66	Director

        E. Thomas Hart has served as our President, Chief Executive Officer and a member of our board of directors since June 1994, and as our Chairman since April, 2001. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology based management consulting firm. Mr. Hart serves on the board of Insilicon, a provider of electronic design intellectual property. Mr. Hart holds a B.S.E.E. from the University of Washington.

        Michael A. Alford, a co-founder of V3 Semiconductor Inc., joined us in August 2001, serving as Vice President, Application-Specific Standard Products. From April, 1994 to August 2001, Mr. Alford was employed by V3 Semiconductor, a semiconductor manufacturing company, most recently as Chief

Technical Officer. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. From 1992 to 1994, Mr. Alford was employed by ATI, a manufacturer of multimedia and graphics components for personal computers. Mr. Alford holds a B.E.Sc. (Electrical) degree from the University of Western Ontario.

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

        Peter G. Feist served as our Vice President, Worldwide Marketing from June, 2000 until February 15, 2002. From January 1997 to April 2000, Mr. Feist was with GateField, a semiconductor manufacturing company, where he was most recently Senior Vice President, Marketing. From January 1995 to September 1996, he served as Regional Manager, Europe for Hyundai Corporation, Digital Media Division. From April 1985 to December 1994, he worked for LSI Logic, a semiconductor manufacturing company, most recently as Director Strategic Marketing. He holds a Diplom Ingenieur (M.S.E.E.-equivalent) from the University of Dortmund.

        Timothy Saxe joined QuickLogic in May 2001 as our Vice President, Software Engineering. From November 2000 to February 2001, Mr. Saxe was Vice President of FLASH Engineering at Actel, a semiconductor manufacturing company. Mr. Saxe joined Zycad, a design verification tools and services company, in June 1983 and was a founder of Zycad's Gatefield division, a semiconductor manufacturing division, in 1993. Zycad was renamed Gatefield in October 1997. Mr. Saxe became Gatefield's CEO in February 1999 and served in that capacity until Gatefield was acquired by Actel in November 2000. He holds a BSEE degree from North Carolina State University, and an MSEE and a PhD in Electrical Engineering from Stanford University.

        Jeffrey D. Sexton joined QuickLogic in August 2001. Between January 1995 and August 2001, he held several positions at National Semiconductor including Director of Distribution, Regional Sales Manager, Cisco Systems Global Account Manager and OEM Sales Engineer. He holds a BSEE degree from Wright State University in Dayton, OH.

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

        Robert J. Boehlke has served as a member of our board of directors since December 2000. Mr. Boehlke was most recently Executive Vice President and Chief Financial Officer of KLA-Tencor, a position he held until his retirement in June 2000. He joined KLA Instruments in 1983 and served as the general manager of various operating groups through 1990 when he became Chief Financial Officer. He was a partner at the investment banking firm of Kidder, Peabody & Company from 1971 until 1983. Mr. Boehlke serves on the boards of LTX, a test equipment manufacturer, Entegris, a manufacturer of materials management products for the semiconductor industry, MEMC Electronic Materials, Inc. and DuPont Photomasks, Inc., manufacturers of materials for the semiconductor industry. He holds a bachelor's degree in engineering from the U.S. Military Academy at West Point and an M.B.A. from Harvard University.

        Michael J. Callahan has served as a member of our board of directors since July 1997. From March 1990 through his retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of Waferscale Integration, a producer of peripheral integrated circuits. From 1987 to March 1990, Mr. Callahan was President of Monolithic Memories, now a subsidiary of Advanced Micro Devices, a semiconductor manufacturing company. He was Senior Vice President of Programmable Products at Advanced Micro Devices. From 1978 to 1987, Mr. Callahan held a number of positions at Monolithic Memories including Vice President of Operations and Chief Operating Officer. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor, a semiconductor manufacturing company, for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan serves on the board of Integrated Telecom Express, Inc., which provides asymmetric digital subscriber line chipsets, network protocol software, and development tools. Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

Executive Officers

        Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.

Board of Directors

        We currently have authorized five directors. Our directors consist of Messrs. Beadle, Boehlke, Callahan, Chua and Hart. All directors hold office for a term of three years. Our certificate of incorporation provides that our board of directors will be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Messrs. Beadle and Callahan have been designated as Class I directors, whose terms expire at the 2003 annual meeting of stockholders; Mr. Chua has been designated as a Class II director, whose term expires at the 2004 annual meeting of stockholders; and Mr. Hart and Mr. Boehlke have been designated as Class III directors, whose terms expire at the 2002 annual meeting of stockholders.

Board Committees

        Our board of directors has an audit committee and a compensation committee.

        Audit Committee.    The audit committee was formed in June 1995 and currently consists of Messrs. Beadle, Boehlke and Callahan. The audit committee reviews the results and scope of the annual audit and other services provided by our independent accountants, reviews and evaluates our internal control functions and monitors financial transactions between us and our employees, officers and directors.

        Compensation Committee.    The compensation committee was formed in June 1995 and currently consists of Messrs. Beadle, Boehlke and Callahan. The compensation committee administers the 1989 stock option plan, 1999 stock plan and 1999 employee stock purchase plan, and reviews the compensation and benefits for our executive officers.

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

ITEM 2. PROPERTIES

        Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,000 square feet in Sunnyvale, California. This facility is leased through 2003 with an option to renew through 2006. The acquisition of V3 during 2001 added approximately 11,000 square feet of engineering and development space in Toronto, Canada. The Toronto facility is leased through January 2005. In addition, during 2001 we leased approximately 4,000 square feet of engineering development space in La Palma, CA near Los Angeles. The La Palma facility is leased through January 2004. We lease, or rent, sales offices in Richardson, TX (leased through March 2003), London (leased through September 2004), Hong Kong (leased through September 2002), Shanghai (rent in six month increments) and Shin-Yokohama. In June 2001 we closed our 1,500 square foot engineering office in Hillsborough, Oregon. In December 2001 QuickLogic leased a 4,500 square foot engineering facility in Bangalore, India for the purpose of software development. The Bangalore facility is leased through November 2004. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

        On March 29, 2000, Unisys Corporation ("Unisys") brought suit in the United States District Court for the Northern District of California, San Jose Division ("Court"), against QuickLogic seeking monetary damages and injunctive relief. The summons and complaint were served on QuickLogic on April 10, 2000. The Court conditionally dismissed the case with prejudice on October 11, 2001, which dismissal became final thirty days later. We entered into a definitive written settlement agreement on November 8, 2001. The settlement was immaterial to QuickLogic's business, financial condition and operating results.

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic's initial public offerings, QuickLogic, and some of QuickLogic's officers and directors. This lawsuit is captioned Turoff v. QuickLogic et al., Case No. 01-CV-9503. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. The complaint in this case generally alleges that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of Common Stock in the Company's initial public offering and maintained artificially high prices through "tie-in" arrangements which required customers to buy shares in the aftermarket at pre-determined prices. The complaint alleges that QuickLogic and its current officers and directors violated sections of the Securities Act of 1933, and the Securities Exchange Act of 1934 because our registration statements did not disclose the purported misconduct of the underwriters. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock pursuant to the registration statements. We believe that these allegations are without merit and intend to defend the case vigorously.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been traded on The Nasdaq Stock Market's National Market under the symbol "QUIK" since October 15, 1999, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported on The Nasdaq Stock Market's National Market:

	High	Low
Fiscal Year Ending December 31, 2000
First Quarter (through March 31, 2000)	$39.500	$13.750
Second Quarter (through June 30, 2000)	$32.938	$20.250
Third Quarter (through September 29, 2000)	$27.781	$14.063
Fourth Quarter (through December 29, 2000)	$17.625	$5.000
Fiscal Year Ending December 31, 2001
First Quarter (through March 30, 2001)	$11.250	$5.563
Second Quarter (through June 29, 2001)	$6.690	$4.000
Third Quarter (through September 28, 2001)	$6.000	$4.030
Fourth Quarter (through December 31, 2001)	$5.000	$3.450

        The last reported sale price of our Common Stock on The Nasdaq Stock Market's National Market was $4.24 per share on February 27, 2002. As of February 27, 2002, there were 23,185,808 shares of Common Stock outstanding that were held of record by approximately 303 stockholders.

        We commenced our initial public offering on October 15, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-28833) which was declared effective by the Securities and Exchange Commission on October 14, 1999. The Company sold an aggregate of 3,770,635 shares of Common Stock in our initial public offering at an initial price to the public of $10.00 per share. In addition, a selling stockholder sold 3,896,415 shares of Common Stock in our initial public offering at an initial price to the public of $10.00 per share. Our initial public offering has terminated and all shares have been sold. The managing underwriters of our initial public offering were Robertson Stephens, Bear, Stearns & Co. Inc. and SoundView Technology Group. Aggregate proceeds from our initial public offering were $76.7 million, which includes $10.0 million in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments.

        We paid underwriters' discounts and commissions of $2.6 million and no additional offering expenses in connection with our initial public offering. The total expenses we paid in our initial public offering were $1.2 million, and the net proceeds to us of our initial public offering were $33.9 million.

        The Company completed a follow-on public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

        From October 14, 1999, the effective date of the Registration Statement, to December 31, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used were $40 million for general business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dividend Policy

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On August 1, 2001, we acquired capital assets, prepaid expenses, inventory and other assets from V3 Semiconductor, Inc., a Toronto based manufacturer of application specific standard products, in exchange for 2.52 million shares of our common stock with a value of approximately $13.1 million. The shares were issued to V3 pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$28,460	$30,007	$39,785	$53,342	$32,306
Cost of revenue	16,855	14,303	17,103	21,068	21,818

Gross profit	11,605	15,704	22,682	32,274	10,488
Operating expenses:
Research and development	6,235	6,294	7,355	9,300	14,268
Selling, general and administrative	10,981	9,368	12,618	17,137	16,887
Restructuring Costs	—	—	—	—	619
Contract termination and legal (1)	28,309	—	—	—	—

Net operating income (loss)	(33,920)	42	2,709	5,837	(21,286)
Interest expense	(162)	(161)	(97)	(49)	(23)
Write down of marketable securities (2)	—	—	—	—	(6,844)
Interest income and other, net	434	364	549	3,842	1,675

Net income (loss)	$(33,648)	$245	$3,161	$9,630	$(26,478)

Net income (loss) per share:
Basic	$(10.41)	$0.06	$0.42	$0.49	$(1.24)

Diluted	$(10.41)	$0.02	$0.19	$0.45	$(1.24)

Weighted average shares:
Basic	3,232	4,231	7,615	19,486	21,405

Diluted	3,232	14,645	16,400	21,614	21,405

	December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash	$7,331	$7,595	$34,558	$70,210	$28,853
Working capital (deficit)	2,395	(3,319)	32,568	75,539	40,374
Total assets	19,951	16,168	50,482	100,307	84,259
Long-term obligations (3)	7,724	591	128	1,121	2,069
Total stockholders' equity (deficit)	(1,756)	(975)	37,005	85,734	74,423

(1)
Contract termination and legal expenses include a charge of $23.0 million in the year ended December 31, 1997 for termination of an agreement with Cypress, and charges of $5.3 million in the year ended December 31, 1997, for legal and settlement costs associated with a cross licensing agreement with Actel Corporation.

(2)
Write down of marketable securities includes a charge of $6.8 million for the write down of equity in Tower. See note 8 of notes to consolidated financial statements.

(3)
Long term obligations at December 31, 1997 include obligations under an Actel cross licensing agreement. At December 31, 1998, this obligation is classified as a current liability. We paid all of our remaining obligations under the agreement on November 3, 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

        Statements in this section, and elsewhere in this Annual Report on Form 10-K, which express that QuickLogic "believes", "anticipates" or "plans to...", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors Affecting Future Results."

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

        In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. Revenue for our QuickRAM and QuickPCI products together accounted for approximately 22% of our total revenue in 2001. During 2000, we introduced the QuickFC, QuickDSP, QuickSD and QuickMIPS families of ESPs, which accounted for about 1% of total revenue in 2001. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of total revenue.

        In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. We also entered into a manufacturing and distribution agreement with V3 pending the sale in order to ensure continued distribution of V3's products to its customers. V3, based in Toronto, Ontario, manufactured application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems.

        To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3, for approximately 2.5 million shares of our common stock, valued at $13.1 million. The acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. Upon completion of V3's bankruptcy proceedings, V3 is expected to distribute these shares to its creditors and stockholders. The distributed shares will then be freely tradeable on the open market. The acquisition was accounted for as a purchase.

        On December 12, 2000, we entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. ("Tower"). Under the Agreement, we agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. In connection with the Agreement, we also entered into a foundry agreement under which we are entitled to a certain amount of wafer purchase credits. Up to 15% of order value can be applied against these credits in future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction and is calculated based on the difference between our share purchase exercise price and the higher of $12.50 and Tower's average stock price for 30 days preceding a purchase transaction. Under the terms of the Agreement, our investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility.

        Pursuant to the Agreement, we purchased 533,310 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $14.0 million in fiscal 2001. We agreed to purchase an additional 366,690 ordinary shares of Tower in three equal increments upon occurrence of certain events relating to the construction of the fabrication facility. We agreed to purchase two thirds of these additional shares in fiscal 2002, and the remainder in 2003. The ordinary shares are restricted, and we account for the shares under the cost method, based on the fact that we do not have significant influence over Tower's operations.

        During the third quarter of fiscal 2001, due to an "other-than-temporary" decline in the value of the stock, we wrote down our investment in Tower, recording a pre-tax, non-operating loss of $6.8 million. Also, in October 2001, approximately $5.3 million of our wafer purchase credits were converted to 418,616 ordinary shares in Tower. At December 31, 2001, the wafer credits from Tower totalled $1.8 million and are included in other assets on the balance sheet. At December 31, 2001, we owned a total of 951,926 shares in Tower, with a book value of $5.4 million.

        We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. Approximately 65% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through each of these channels in 1999 was 80% and 20% respectively. In 2000 it was 69% and 31%, respectively, and 74% and 26% in 2001, respectively.

        Four distributors accounted for 24%, 11%, 10%, and 6% of sales, respectively, in 1999. Five distributors accounted for 20%, 8%, 7%, 6% and 6% of sales, respectively, in 2000 and five distributors accounted for approximately 33%, 15%, 8%, 8% and 7% of sales, respectively, in 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe the company's products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

        Our international sales were 48%, 38% and 35% of our total sales for 1999, 2000 and 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

        We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon Taiwan Semiconductor Manufacturing Company and Cypress Semiconductor Corporation to

manufacture our products, and we rely primarily upon Amkor Technology and ChipPAC, Inc. to assemble and test our products. Under our arrangements with Cypress, we are obligated to provide forecasts and enter into binding obligations for anticipated purchases. This limits our ability to react to fluctuations in demand for our products, which could lead to excesses or shortages of wafers for a particular product.

Results of Operations

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Years Ended December 31,
	1999	2000	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.0%	39.5%	67.5%

Gross profit	57.0%	60.5%	32.5%
Operating Expenses:
Research and development	18.5%	17.4%	44.2%
Selling, general and administrative	31.7%	32.2%	52.4%
Restructuring Costs	—	—	1.9%

Net operating income	6.8%	10.9%	(66.0)%
Interest expense	(0.2)%	(0.1)%	(0.0)%
Interest income and other, net	1.4%	7.3%	(15.9)%

Net income	8.0%	18.1%	(81.9)%

Years Ended December 31, 1999, 2000 and 2001

        Revenue.    Our revenue for 1999, 2000 and 2001 was $39.8 million, $53.3 million and $32.3 million, respectively, representing growth of 34.1% from 1999 to 2000 and a decrease of 39.4% from 2000 to 2001. The majority of the 2000 increase in revenue, as compared with 1999, was due to growth in sales of our FPGA products, which increased by 27%, or $9.7 million. Our ESP products also increased from 1999 to 2000 by $4.0 million or 161%. From 2000 to 2001, our sales of FPGAs declined by 52%, or $23.8 million, in line with other competitors in the industry. Sales of our ESP products, however, increased by 46%, or $3.0 million, driven mostly by the acquisition of V3.

        Gross Profit.    Gross profit was $22.7 million, $32.3 million and $10.5 million in 1999, 2000 and 2001, respectively, which was 57.0%, 60.5% and 32.5% of revenue for those periods. The increase in 2000, as compared with 1999, was primarily due to the continued growth in sales and the introduction of higher-margin QuickRAM products. The 2000 increase was partially offset by a slight decrease in the average selling price of the older pASIC 1 and pASIC 2 product families. The 68% decline in gross margin from 2000 to 2001 was due to relatively fixed manufacturing overhead costs allocated over lower direct manufacturing costs associated with lower revenue, a write off of approximately $3.7 million in excess die inventory and a small increase in direct manufacturing costs as a percentage of revenue. We expect that as our manufacturing volumes return to historical levels, our gross profit percentage should also return to the 50-60% range.

        Research and Development Expense.    Research and development expense was $7.4 million, $9.3 million and $14.3 million in 1999, 2000 and 2001 respectively, which was 18.5%, 17.4% and 44.2% of revenue for those periods. The increases in research and development spending from 1999 to 2000 was due primarily to an increase in the number of employees involved in research and development as we accelerated the introduction of new products, particularly our ESP's. In 2001, we added research and development centers in Toronto (formerly V3) and Bangalore, India. The remainder of the increase for 2001 was due to increased spending to accelerate the introduction of our QuickMIPS family of products. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. Specifically in regard to our ESPs, we expect to continue to increase research and development spending.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $12.6 million, $17.1 million and $16.9 million in 1999, 2000 and 2001, respectively, which was 31.7%, 32.2% and 52.4% of revenue for those periods. The increases in 1999 and 2000 were primarily due to hiring of additional sales and marketing personnel and increased sales commissions. We kept these expenses relatively flat from 2000 to 2001, but they rose as a percentage of revenue due to the decrease in revenue for the period. We anticipate that selling, general and administrative expense will not continue to decrease, but remain relatively flat or increase in absolute dollars as we invest in our business and seek to find new customers for our products. In October 2001, we reduced our worldwide headcount by approximately 20%. We also instituted salary reduction plans for salaried employees of 10% to 30%. We wrote off $350,000 of intellectual property associated with a cancelled product and incurred $269,000 in severance and other related costs. These charges were reflected in our fourth quarter results as a restructuring charge of $619,000.

        Deferred Compensation.    With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of $908,000 in 1999. There was no deferred compensation recorded in 2000 or 2001. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $512,000, $589,000, and $400,000 in 1999, 2000 and 2001, respectively. The amortization of deferred compensation is recorded as research and development and selling, general and administrative expenses, depending on the related employees' activities.

        Write down of Marketable Securities.    During the third quarter of 2001, we wrote down the value of our investment in Tower Semiconductor Ltd. to market value. This resulted in a charge to income of $6.8 million. We have invested $14.0 million in Tower common stock associated with their Fab 2, deep sub-micron wafer foundry project.

        Interest and Other Income, Net.    Interest and other income, net of expense, was $452,000, $3,793,000 and $1,675,000 in 1999, 2000 and 2001, respectively. The increase from 1999 to 2000 in interest income was due mainly to our investment of proceeds from the October 1999 initial public offering and April 2000 follow-on offering. Interest and other income decreased in 2001 due to decreased cash balances and lower interest rates.

Provision for Income Taxes

        No provision for income taxes was recorded for the years ended December 31, 1999, 2000 and 2001, as we were able to utilize a portion of our state and federal net operating loss carryforwards and other tax attributes. At December 31, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $49 million and $12 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will continue to expire through 2018.

Liquidity and Capital Resources

        At December 31, 2001 we had $28.9 million in cash, a decrease of $41.4 million from cash held at December 31, 2000. As of December 31, 2001, we had an accumulated deficit of $74.9 million.

        We have an equipment financing line with a commercial bank. At December 31, 2001, we had obligations of $42,000 outstanding under this equipment line with no remaining available balance. The outstanding obligations under the equipment line are due over the next one to three years. The interest rate on these borrowings is at the bank's prime interest rate plus 0.25%.

        Net cash provided by (used for) operating activities was $(3.2) million, $4.3 million and $(20.6) million in 1999, 2000 and 2001, respectively. In 1999, we paid our remaining obligations to Actel from a 1998 cross licensing agreement. Net income and an increase in accounts payable were the primary sources of operating cashflow in 1999. Net income, offset by an increase in depreciation was the primary source of operating cashflow in 2000. These increases were partially offset by increases in inventories and prepaid expenses. In 2001, our primary use of cash was an operating loss, which was offset by an increase in depreciation, a non-cash writedown of Tower securities, and a decrease in receivables.

        Net cash used for investing activities was $3.3 million, $6.7 million, and $22.4 million, respectively. All of this amount in 1999 and 2000 was used for acquisition of property and equipment. In 2001, $7.8 million was used for acquisition of property and equipment. Of the remaining $14.6 million, $14.0 million was used for our investment in Tower.

        Net cash provided by financing activities was $33.4 million, $38.0 million, and $1.6 million in 1999, 2000, and 2001, respectiviely. In 1999 and 2000 the primary source of cash was our initial public offering and our follow-on offering. Cash was used to repay bank debt of $1.2 million and $470,000 in 1999 and 2000, respectively. In 2001, the main source of cash was $1.7 million received from the exercise of stock options, which was offset by $100,000 used to repay bank debt.

        We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our offerings combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for operating cashflow and our commitment to invest in Tower over the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

Inflation

        The impact of inflation on our business has not been material for the fiscal years ended December 31, 1999, 2000 and 2001.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating accrued liabilities and allowance for doubtful accounts;

  •
  inventory valuation;

  •
  accounting for income taxes; and

  •
  valuation of long-lived and intangible assets and goodwill.

Revenue recognition.

        We derive our revenue from two sources: the selling of FPGA's and ESP products, and the sale of software licenses for our design tools. Software sales historically represent less than 2% of our total revenues. In both cases, management judgements and estimates must be made and used in connection with the revenue recognized in any accounting period.

        Our FPGAs and ESPs may be programmed by us, our distributors, or the end customers. We sell to our distributors under agreements which, in the case of unprogrammed parts, allow certain rights of return and price adjustments on unsold inventory. Amounts billed to such distributors for shipments are included as accounts receivable, inventory is relieved, and the related revenue and cost of revenue are deferred. Revenue is not recognized until the inventory is resold by the distributor. Revenue for programmed parts, which do not have similar return rights, as well as for all non-distributor customers is recognized upon shipment. We estimate returns and distributor price adjustments and provide reserves against accounts receivable. In all cases, we assess whether or not collection is reasonably assured.

        Software revenue is recognized when persuasive evidence of agreement exists, delivery of the software has occurred, no significant obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Because our software sales typically do not include any undelivered elements, and do not require support or maintenance, revenue from software sales is generally recognized at the time of delivery.

        In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection is not reasonably assured, we defer the recognition of revenue at the time until collection becomes reasonably assured, which is generally upon receipt of cash.

Estimating accrued liabilities and allowance for doubtful accounts.

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of returns reserves. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for returns amounted to $306,000 in 2001.

        Similarly, our management estimates the collectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.1 million, net of allowance for doubtful accounts of $393,000 as of December 31, 2001.

Inventory valuation.

        We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in-first-out basis. We routinely evaluate the levels of our inventory in light of current market conditions and market trends. During 2001, demand for our products declined precipitously and our arrangements with our suppliers caused us to purchase more inventory than we required. During the second quarter of 2001 we established additional reserves for this excess inventory. These reserves are associated with specific inventory items and will be relieved when the specific inventory is scrapped or sold. Market conditions are subject to change and forecast demand always differs from actual demand. Such differences may be material to the financial statements. The lives of our products are unusually long and obsolescence has not been a significant factor in the valuation of our inventories. We also evaluate our inventory in light of its merchantability. Accordingly, we create reserves for inventory returned from our customers that has not been processed for resale and for new products that have not been qualified for shipment to our customers.

Accounting for income taxes.

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $30.5 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of long-lived assets and goodwill.

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained period; and

  •
  our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During the third quarter of 2001, QuickLogic wrote down the value of its equity investment in Tower. The Tower shares were purchased at an average price of $12.73 per share. QuickLogic has reduced the carrying value for this asset to $5.60 per share, based on the market price of Tower's common stock at the end of the third quarter, 2001. The total amount of the write-down was $6.8 million. Net intangible assets, long-lived assets, and goodwill amounted to $21.4 million as of December 31, 2001.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. As such, we have applied SFAS No. 141 in our acquisition of V3 in August 2001.

        Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We do not believe the application of the goodwill non-amortization provisions of these rules will have any material impact on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe that SFAS No. 143 will have any material affect on our financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently in the process of evaluating the impact that SFAS No. 144 will have on our financial position and results of operations, if any.

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

We cannot assure you that we will remain profitable because we have a history of losses

        We incurred significant losses from our inception in 1988 through 1997, and again in 2001. Our accumulated deficit as of December 31, 2001 was $74.9 million. We had net loss of $26.5 million in 2001. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

        Upon the completion of V3's bankruptcy proceedings, we expect V3 to distribute the approximately 2.5 million shares issued to V3 in connection with our acquisition of certain assets from V3 to its creditors and stockholders. If, as we expect, the V3 creditors or shareholders sell a substantial number of these shares after the distribution, the market price of our common stock could fall. In addition, if our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

        We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including ESPs. We introduced our ESPs in September 1998. To date, we have been selling our ESPs in limited quantities, and we must increase our sales of ESP products or our business will suffer. If any of the following occur, our business will be materially harmed:

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

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products

        We have only recently started selling embedded standard products. In 2001, ESPs accounted for approximately 29% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

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

None of our products is currently manufactured by more than one manufacturer, which exposes us to the risk of having to identify and qualify one or more substitute suppliers

        We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products is currently manufactured by more than one manufacturer. We have contractual arrangements with two of our three foundry manufacturers of semiconductors, Tower and Cypress, to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We purchase product from TSMC on a purchase order basis. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed.

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

        In addition, the selling prices for our products fluctuate significantly with real and perceived changes in the balance of supply and demand for our products and comparable products. The growth in the worldwide supply of FPGA's in recent periods has added to the decrease in the average selling prices for our products. In addition, we expect our competitors to invest in new manufacturing process technologies and achieve significant manufacturing yield improvements in the future. These developments could increase the worldwide supply of FPGA's and alternate products and create additional downward pressure on pricing. If the worldwide supply of FPGA's grows faster than the demand for such products in the future, the price for which we can sell such products may decline, which would materially harm our business.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

        We employ independent, third-party distributors to market and sell a significant portion of our products. During 2001, approximately 74% of our sales were made through our distributors. Two distributors together accounted for approximately 35% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

        If we are not able to compete successfully in this, environment, our business will be materially harmed. A primary cause of this highly competitive environment is the strengths of our competitors. Our industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Altera, Actel, and Lattice Semiconductor. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors' products or other inhibiting factors.

        We also face competition from companies that offer ASICs, which may be obtained at lower costs for higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of products based on new or emerging technologies, including ESPs. Our inability to successfully compete in any of the following areas could materially harm our business:

  •
  the development of new products and manufacturing technologies;

  •
  the quality and price of products and devices;

  •
  the diversity of product lines; or

  •
  the cost effectiveness of design, development, manufacturing and marketing efforts.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

        We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. In 2001, our Vice President of Sales, Michael Brown, resigned. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of future litigation

        Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations which are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case-by-case basis. In September 1999, we received an offer to license a patent related to field programmable gate array architecture. We have not yet determined whether this license would be necessary or useful, or whether a license would be obtainable at a reasonable price. Offers such as these may lead to litigation if we reject the opportunity to obtain the license. We have in the past and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management's time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the September 1999 letter or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation would materially harm our business. Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

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

        Sales to customers located outside the United States accounted for 48%, 35% and 41% of our total sales in 1999, 2000 and 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

        Our officers, directors and principal stockholders together control approximately 39% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our certificate of incorporation, bylaws, Shareholder Rights Plan, and Delaware law contain provisions that could discourage a takeover

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

        We adopted a Shareholder Rights Plan in 2001. The plan provides that our board of directors may, without further action by the stockholders, issue shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions thereof. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of QuickLogic.

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

If our share price falls further, we could be delisted from the Nasdaq National Market

        The minimum per share bid price required under market place Rule 4450(a)(5) to maintain a listing on the Nasdaq National Market is $1.00. Our common stock traded as low as $3.25 during 2001. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, because prices for delisted stock are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 2001 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, these negative impacts on expenses would not be offset by any positive effects on revenue. In 2001, research and development expenses denominated in foreign currencies were approximately 6% of our total research and development expenses. We expect that approximately 25% of our research and development expenses and approximately 14% of our selling, general and administrative expenses will be denominated in foreign currencies in 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
QuickLogic Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed under item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 23, 2002.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	Years Ended December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$70,210	$28,853
Accounts receivable, net of allowances for doubtful accounts of $294 and $393	6,578	3,101
Inventory	10,327	13,592
Other current assets	1,876	2,595

Total current assets	88,991	48,141
Property and equipment, net	8,976	14,675
Other assets	2,340	21,443

	$100,307	$84,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$5,821	$4,293
Accrued liabilities	2,934	1,784
Deferred income on shipments to distributors	4,386	1,468
Current portion of long-term obligations	311	222

Total current liabilities	13,452	7,767
Long-term obligations	1,121	2,069

	14,573	9,836
Commitments and contingencies(see notes 13 and 14)
Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized, 20,209 and 23,172 shares issued and outstanding, respectively	20	23
Additional paid-in capital	134,970	149,734
Deferred compensation	(875)	(475)
Accumulated deficit	(48,381)	(74,859)

Total stockholder's equity	85,734	74,423

	$100,307	$84,259

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	1999	2000	2001
Revenue	$39,785	$53,342	$32,306
Cost of revenue	17,103	21,068	21,818

Gross profit	22,682	32,274	10,488
Operating expenses:
Research and development	7,355	9,300	14,268
Selling, general and administrative	12,618	17,137	16,887
Restructuring Costs	—	—	619

Income from operations	2,709	5,837	(21,286)
Write down of marketable securities	—	—	(6,844)
Interest expense	(97)	(49)	(23)
Interest income and other, net	549	3,842	1,675

Net income	$3,161	$9,630	$(26,478)

Net income per share:
Basic	$0.42	$0.49	$(1.24)

Diluted	$0.19	$0.45	$(1.24)

Weighted average shares:
Basic	7,615	19,486	21,405

Diluted	16,400	21,614	21,405

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock at Par Value
					Additional Paid In Capital	Stockholder Note Receivable	Deferred Compensation	Accumu- lated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	9,912	$10	4,279	$4	$61,388	$(121)	$(1,084)	$(61,172)	$(975)
Common stock issued under stock option plan, net of repurchases	—	—	140	—	431	—	—	—	431
Deferred compensation, net of terminations	—	—	—	—	908	—	(908)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	512	—	512
Conversion from preferred stock to common stock	(9,912)	(10)	9,912	10	—	—	—	—	—
Issuance of shares in connection with initial public offering, net of expenses of $1,190	—	—	3,771	4	33,872	—	—	—	33,876
Net income	—	—	—	—	—	—	—	3,161	3,161

Balance at December 31, 1999	—	$—	18,102	$18	$96,599	$(121)	$(1,480)	$(58,011)	$37,005
Common stock issued under stock option plan, net of repurchases	—	—	478	—	2,846	—	—	—	2,846
Amortization of deferred compensation, net of terminations	—	—	—	—	(16)	—	605	—	589
Issuance of shares in connection with public offering, net of expenses of $741	—	—	1,629	2	35,541	—	—	—	35,543
Note receivable from stockholder	—	—	—	—	—	121	—	—	121
Net income	—	—	—	—	—	—	—	9,630	9,630

Balance at December 31, 2000	—	$—	20,209	$20	$134,970	$—	$(875)	$(48,381)	85,734
Common stock issued under stock option plan, net of repurchases	—	—	442	—	1,678	—	—	—	1,675
Common stock issued for purchase of V3	—	—	2,522	3	13,086	—	—	—	13,089
Amortization of deferred compensation, net of terminations	—	—	—	—	—	—	400	—	400
Net income	—	—	—	—	—	—	—	(26,478)	(26,478)

Balance at December 31, 2001	—	$—	23,172	$23	$149,734	$—	$(475)	$(74,859)	$74,423

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income	$3,161	$9,630	$(26,478)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and other non-cash charges	1,636	2,350	3,254
Amortization of deferred compensation	512	589	400
Gain on disposal of assets	—	(116)	8
Writedown of Marketable Securities	—	—	6,844
Changes in assets and liabilities:
Accounts Receivable	(3,512)	(1,035)	3,477
Inventory	(1,472)	(5,978)	(1,984)
Other Assets	(749)	(2,386)	(1,225)
Trade Payables	2,998	619	(1,528)
Accrued Liabilities, deferred income, and other obligations	(5,731)	639	(3,331)

Net cash provided by (used for) operating activities	(3,157)	4,312	(20,563)

Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(3,254)	(6,700)	(7,791)
Purchase of Tower shares and other investments	—	—	(14,581)

Cash flows used for investing	(3,254)	(6,700)	(22,372)

Cash flows from financing activities:
Payment of long-term obligations	(1,183)	(470)	(100)
Proceeds from issuance of common stock, net	34,307	38,389	1,678
Note receivable from stockholder	—	121	—
Proceeds from bank borrowings	250	—	—

Net cash provided by financing activities	33,374	38,040	1,578

Net increase (decrease) in cash	26,963	35,652	(41,357)
Cash at beginning of period	7,595	34,558	70,210

Cash at end of period	$34,558	$70,210	$28,853

Supplemental Disclosures of cash flow information:
Interest paid	$89	$49	$23
Income taxes paid	$2	$1	$3
Supplemental non-cash activities:
Issuance of common stock for V3 Semiconductor asset acquisition	$—	$—	$13,089

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

        QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors ("FPGAs"), embedded standard products ("ESPs") and associated software tools.

        The company's fiscal year ends on the Sunday closest to December 31. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the calendar month.

Principles of Consolidation

        The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly-owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-Term Investments

        All highly-liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments, are determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret and analyze the available data and to develop estimates. Accordingly, estimates could differ significantly from the amounts we would realize in a current market exchange. The estimated fair value of all financial instruments at December 31, 1999, 2000 and 2001, approximate the amounts presented in the balance sheets, due primarily to the short-term nature of these instruments.

Foreign Currency Transactions

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, QuickLogic began to conduct research and development in Canada and India. The company also has sales and marketing activities outside the United States. These costs are incurred in local currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. In 2001, research and development expenses denominated in foreign currencies were 6% of our total research and development expenses. The company does not use derivative financial instruments.

Inventory

        Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company routinely evaluates its inventory levels in light of current market conditions and market trends, which are always subject to change. When necessary, we create reserves to account for these changes. The lives of the Company's semiconductor products are unusually long and obsolescence has not been a significant factor in the valuation of inventories.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the asset's estimated useful life of two to seven years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the facility lease term or the estimated useful lives of the improvements.

Long-lived Assets

        The company reviews the impairment of long-lived assets whenever events, changes in circumstances, or changes in market condition indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Revenue Recognition

        QuickLogic's FPGAs and ESPs may be programmed by the company, the distributor or the end customer. QuickLogic sells to certain distributors under agreements which, in the case of unprogrammed parts, allow certain rights of return and price adjustments on unsold inventory. Amounts billed to such distributors for shipments are included as accounts receivable, inventory is relieved, and the related revenue and cost of revenue are deferred and the resultant gross profit is recorded as a current liability, "deferred income on shipments to distributors", until the inventory is resold by the distributor. Revenue for programmed parts, which do not have similar return rights, as well as for all non-distributor customers is recognized upon shipment. Reserves for estimated returns and distributor price adjustments are provided against accounts receivable. Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Software revenues typically amount to less than 2% of total revenues. In 2001, software revenues were less than 1% of total revenues.

Stock-Based Compensation

        The company has elected to measure stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Concentration of Credit Risk

        Financial instruments which potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The company's accounts receivable are derived primarily from sales to customers located in North America, Europe, Japan and Korea. QuickLogic performs ongoing credit evaluations of its customers and generally does not require collateral. Bad debt write-offs to date have been immaterial.

        At December 31, 2001, our top three customers were distributors of our products. They accounted for the following percentages of our accounts receivable as of periods presented:

	December 31,
	2000	2001
Distributor "A"	13%	20%
Distributor "B"	14%	13%
Distributor "C"	4%	6%
Distributor "D"	12%	<3%

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

Other Comprehensive Income (Loss)

        Effective January 1, 1998, the company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from nonowner sources. No items were included in other comprehensive income (loss) during 1999, 2000 and 2001.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. As such, the Company has applied SFAS No. 141 in its acquisition of V3 in August 2001.

        Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not believe the application of the goodwill non-amortization provisions of these rules will have any material impact on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have any material impact on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating the impact that SFAS No. 144 will have on its financial position and results of operations, if any.

NOTE 3—NET INCOME PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	December 31,
	1999	2000	2001
Numerator:
Net income (loss)	$3,161	$9,630	$(26,478)
Denominator:
Common stock	7,618	19,487	21,405
Less: Unvested common stock option exercises	(3)	(1)	—

Weighted average shares outstanding for basic	7,615	19,486	21,405
Convertible preferred stock	7,434	—	—
Stock options and warrants	1,348	2,127	—
Unvested common stock option exercises	3	1	—

Weighted average shares outstanding for diluted	16,400	21,614	21,405

Net income per share
Basic	$0.42	$0.49	$(1.24)
Diluted	$0.19	$0.45	$(1.24)

        For fiscal years 1999 and 2000, all potential common shares have been included in the calculation of diluted EPS. In 2001, there were 804,000 potential common shares determined to be antidilutive and they have been excluded from the calculation of diluted EPS.

NOTE 4—BALANCE SHEET COMPONENTS

	December 31,
	2000	2001
	(in thousands)
Inventory:
Raw materials	$353	$1,211
Work-in-process	8,911	10,819
Finished goods	1,063	1,562

	$10,327	$13,592

Other assets:
V3 Goodwill	$—	$11,427
Investment in Tower	—	5,390
Tower wafer credits	—	1,779
Other	2,340	2,847

Total other assets	$2,340	$21,443

Property and equipment:
Equipment	$10,200	$14,752
Software	3,861	7,812
Furniture and fixtures	774	842
Leasehold improvements	575	559

	15,410	23,965
Accumulated depreciation	(6,434)	(9,290)

	$8,976	$14,675

Accrued liabilities:
Accrued employee compensation	$1,663	$1,503
Other liabilities	1,271	281

	$2,934	$1,784

NOTE 5—LONG-TERM OBLIGATIONS

	December 31,
	2000	2001
	(in thousands)
Notes payable to bank	$142	$42
Deferred compensation	308	674
Prepaid royalty	750	750
Capital leases	153	102
Other	79	723

	1,432	2,291
Current portion of long-term obligations	(311)	(222)

Long-term obligations	$1,121	$2,069

Notes Payable to Bank

        At December 31, 2000 and 2001, QuickLogic had outstanding bank installment notes totaling $142,000 and $42,000, respectively. The notes bear interest at prime plus 0.25% (5.25% as of December 31, 2001), and are secured by the specific equipment financed. Principal payments are due in equal monthly installments over the term of the notes which mature in 2002. At December 31, 2001, the company was in compliance with the loans covenants.

Deferred Compensation Plan

        During fiscal year 2000, the Company established a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited into a common trust account. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets. The related obligations are recorded as long-term obligations on the balance sheet. At December 31, 2000 and 2001, the liability accrued under the Company's Deferred Compensation Plan was $308,000 and $647,000, respectively. Total compensation expense, net of gains and losses on the trust assets, was $308,000 and $339,000 in fiscal 2000 and 2001, respectively.

Prepaid Royalty

        In October 2000, we entered into a technology license agreement with Aeroflex UTMC. Under the terms of the technology agreement, we received $750,000 of prepaid royalty from Aeroflex UTMC which will be recognized as revenue when products with the licensed technology are sold by Aeroflex UTMC. Aeroflex UTMC had not made any royalty-bearing shipments through December 31, 2001, and accordingly, no royalty income has been recognized.

NOTE 6—INCOME TAXES

        No provision for federal or state income taxes has been recorded for the years ended December 31, 1999, 2000 and 2001, as the Company had the ability to utilize federal and state net operating loss carryforwards.

        A rate reconciliation between income tax provisions at the US federal statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

	Year Ended December 31,
	1999	2000	2001
Provision at statutory rate	34%	34%	34%
Utilization of operating loss and credit carryforwards	(34)	(34)	—
Future benefit of deferred tax assets not recognized	—	—	(34)

	—%	—%	—%

        The Company did not have any significant foreign tax liability during the periods presented.

        Deferred tax balances are comprised of the following:

	December 31,
	1999	2000	2001
Deferred tax assets:
Net operating loss carryforward	$15,396	$13,131	$17,920
Accruals and reserves	4,725	1,659	4,024
Unrealized loss on marketable securities	—	—	2,601
Credit carryforward	3,245	4,299	4,985
Capitalized research and development	559	959	961

	23,925	20,048	30,491
Valuation allowances	(23,925)	(20,048)	(30,491)

Deferred tax asset	$—	$—	$—

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods.

        At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $49 million and $12 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire in the years 2002 through 2021.

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

NOTE 7—STOCKHOLDERS' EQUITY

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

        The Company completed an initial public offering of its common stock on October 15, 1999. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 3,770,635 common shares at $10.00 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $33.9 million were received.

        The Company completed a public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

Employee Stock Option Plans

1989 Stock Option Plan

        In July 1996, the 1989 Stock Option Plan (the "1989 Plan") was amended to allow options to be exercised prior to vesting. Unvested shares are deposited to an escrow agent and the Company has a right to repurchase unvested shares at the original issuance price if the employee is terminated prior to the lapsing of the Company's repurchase right. In April 1999, an additional 1,333,000 shares were authorized for issuance. The 1989 Plan provides for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of Common Stock. Options may be granted to employees, directors and consultants to the Company. The fair value of the Company's common stock was determined by the Board of Directors considering operating results, current legal developments, product life cycle, general market conditions, independent valuations and other relevant factors. Options granted under the 1989 Plan may have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion implement a different vesting schedule with respect to any new stock option grant. In September 1999, the Company adopted the 1999 Stock Option Plan and all subsequent stock option grants are made under this later plan.

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

        The following table summarizes all of our stock option activity under the 1989 Plan and the 1999 Plan and related weighted average exercise price for the years ended December 31, 1999, 2000 and 2001:

	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at December 31, 1998	2,365	$3.26
Granted	1,624	8.60
Canceled	(482)	5.10
Exercised	(142)	3.06

Balance at December 31, 1999	3,365	5.64
Granted	2,258	15.89
Canceled	(308)	11.46
Exercised	(199)	3.08

Balance at December 31, 2000	5,116	9.87
Granted	2,878	4.82
Canceled	(1,228)	8.86
Exercised	(100)	3.21

Balance at December 31, 2001	6,666	$8.01

        As of December 31, 2001, 2,976,029 shares were available for grant, and options to purchase 2,502,688 shares were vested. At December 31, 1999 and 2000, options to purchase 2,834,000 and 3,122,000 shares, respectively, were vested.

        Related weighted average exercise price and contractual life information at December 31, 2001 are as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price December 31, 2001
		(In thousands) (In years)		(In thousands)
$ 0.60-$4.50	1,877	6.1	$3.24	1,418	$3.04
4.60-6.78	2,483	9.2	5.01	157	6.04
7.00-9.94	841	8.9	8.81	469	9.53
13.62-34.56	1,465	8.1	18.57	381	16.48

	6,666	8.0		2,425

        The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted during 1999, 2000 and 2001 was $3.80, $9.79 and $2.96 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards.

        The following weighted average assumptions are included in the estimated grant date fair value calculations for stock option grants in 1999, 2000 and 2001:

	December 31,
	1999	2000	2001
Expected life (years)	5.3	5.3	5.3
Risk-free interest rate	4.99%	6.00%	5.90%
Volatility	65%	65%	67%
Dividend yield	—	—	—

Employee Stock Purchase Plan

        The 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan is 2,000,000 plus annual increases equal to the lesser of 1,500,000 shares or 4% of the outstanding shares on such date. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares) at 85% of the lower of the fair market value of the common stock at the beginning or end of a purchase period. As of December 31, 2001, 3,104,015 shares were available for issuance.

        The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under ESPP:

	December 31,
	1999	2000	2001
Expected life	6 months	6 months	6 months
Risk-free interest rate	5.00%	5.23%	5.15%
Volatility	65%	65%	67%
Dividend yield	—	—	—

        The estimated fair value of rights issued pursuant to the Company's ESPP in 1999, 2000, 2001 was $4.03, $4.52 and $2.23 per right, respectively.

        Had the Company recorded compensation cost based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option and employee stock purchase plans, its pro forma net loss for the years ended December 31, 1999, 2000 and 2001 would have been as follows:

	December 31,
	1999	2000	2001
	(In thousands, except per share amounts)
Pro forma net income (loss)	$1,650	$3,138	$(31,700)
Pro forma net income (loss) per share:
Basic	$0.22	$0.16	$(1.58)
Diluted	$0.11	$0.14	$(1.58)

Deferred Stock Compensation

        During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000, net of reversals associated with unvested shares of terminated employees. There was no deferred stock compensation recorded during the years ended December 31, 2000, and 2001. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the years ended December 31, 1999, 2000, and 2001, the Company amortized $512,000, $589,000 and $393,000, respectively, of deferred stock compensation.

NOTE 8—INVESTMENT IN TOWER SEMICONDUCTOR, LTD.

        On December 12, 2000, the Company entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. ("Tower"). Under the Agreement, the Company agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, the Company will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. The committed capacity may be reduced if the Company elects not to exercise additional share purchase obligations. In connection with the Agreement, the Company also entered into a foundry agreement under which the Company is entitled to certain amount of wafer purchase credits. Up to 15% of order value can be applied against these credits in future wafer purchases from Tower. The amount of credits is determined upon each share purchase transaction and is calculated based on the difference between the company's share purchase exercise price and the higher of $12.50 and Tower's average stock price for 30 days preceding a purchase transaction. Under the terms of the Agreement, the Company's investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility.

        Pursuant to the Agreement, the Company purchased 533,310 ordinary shares of Tower and future wafer purchase credits for an aggregate purchase price of $14.0 million in fiscal 2001. The Company has agreed to purchase an additional 366,690 ordinary shares of Tower in three equal increments upon occurrence of certain events relating to the construction of the fabrication facility. Quicklogic agreed to purchase two thirds of these additional shares in fiscal 2002, and the remainder in 2003. The ordinary shares are restricted in nature, and the Company accounts for the shares under the cost method, based on the fact that Company does not have significant influence over Tower's operations.

        During the third quarter of fiscal 2001, due to an other-than-temporary decline in the value of the stock, the Company wrote down its investment in Tower, recording a pre-tax, non-operating loss of $6.8 million. Also, in October 2001, approximately $5.3 million of the Company's wafers purchase credits were converted to 418,616 ordinary shares in Tower. At December 31, 2001, the wafer credits from Tower totalled $1.8 million and are included in other assets on the balance sheet. At December 31, 2001, the Company owned 951,926 shares of Tower, with a carrying value of $5.4 million.

NOTE 9—V3 SEMICONDUCTOR AQUISITION

        On August 1, 2001, we acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of Application Specific Standard Products (ASSP's). This acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. The results of V3 have been included in the Company's operating results from the date of acquisition. Details of the purchase are as follows (in thousands):

Shares issued	2,522

Value of shares issued	$13,089
Direct acquisition cost	567

Total purchase price	$13,656

        The purchase price has been allocated as follows (in thousands):

Fixed assets	$1,170
Inventory	1,281
Assumed liabilities	(222)
Goodwill	11,427

Total purchase price	$13,656

        The company has not identified any intangible assets associated with the purchase, and accordingly has allocated to Goodwill all of the purchase price in excess of book value of net assets acquired.

        The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2000 and 2001, as if the acquisition had taken place as of the beginning of the periods presented.

        These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share data):

	Unaudited Year Ended December 31,
	2001	2000
Net revenues	$33,536	$60,973
Net income (loss)	(29,155)	8,897
Net loss per share
Basic	(1.27)	.40
Diluted	(1.27)	.37
Weighted average shares
Basic	22,970	22,008
Diluted	22,970	24,136

NOTE 10—RELATED PARTY TRANSACTIONS

Notes Receivable from Stockholder

        As of December 31, 1999, we had $121,000 of demand promissory notes due from a stockholder. The notes bear interest at rates ranging from 6.7% to 8.5% per annum and were secured by shares of our common stock held by the stockholder. The notes were paid in full in September 2000.

NOTE 11—RESTRUCTURING CHARGES

        In October 2001, we reduced our worldwide headcount by approximately 20%. We also instituted salary reduction plans for salaried employees of 10% to 30%. We wrote off $350,000 of intellectual property associated with a cancelled product and incurred $269,000 in severance costs for 44 staff employees and other related expenses. All restructuring costs were incurred in the fourth quarter of 2001, and no accruals for future expenses have been recorded.

NOTE 12—INFORMATION CONCERNING BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Information About Geographic Areas

        All of our sales originate in the United States. Shipments to some of our distributors are made to centralized purchasing and distributing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, though accurate data is difficult to obtain.

        The following is a breakdown of revenues by shipment destination for the years ended 1999, 2000 and 2001:

	December 31,
	1999	2000	2001
	(In thousands)
United States	$20,681	$33,275	$18,948
Japan	5,033	6,341	3,273
Europe	4,871	9,519	7,616
Rest of world	9,200	4,207	2,469

	$39,785	$53,342	$32,306

        The countries comprising "Rest of world" category include Canada, UK, Korea and other countries in Asia, none of which individually comprise more than 10% of our sales.

        Two customers, distributors of our products, accounted for approximately 24% and 11% of revenues in 2001. Three customers, distributors of our products, accounted for approximately 20%, 8% and 7% of revenues in 2000. Three customers, distributors of our products, accounted for approximately 24%, 11% and 10% of revenues in 1999. All sales are made from the United States and are denominated in U.S. dollars.

        Less than 10% of our long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13—COMMITMENTS

        On December 12, 2000 we entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. under which we will make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. Under the terms of the Agreement, our investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for our proprietary ViaLink technology, and supply us with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2002. Per the terms of the Agreement, we paid Tower three payments totaling $14 million in 2001.

        We lease our primary facility under a noncancelable operating lease which expires in 2003, and includes an option to renew through 2006. Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $628,000, $620,000, and $767,000 respectively.

        Assets acquired under capital leases and included in plant and equipment at December 31, 1999, 2000 and 2001, were $198,000, $153,000 and $102,000 respectively. Depreciation expense on leased assets in 1999, 2000 and 2001 were $284,000, $388,000 and $490,000 respectively.

        Future minimum lease commitments, excluding property taxes and insurance, are as follows:

	Operating Leases	Capital Leases
	(In thousands)
Year Ending December 31,
2002	$945	$67
2003	831	47
2004	133	—
2005	4	—
2006 and thereafter	—	—

	$1,913	114

Less amount representing interest		(12)

Present value of capital lease obligations		102
Less current portions		(57)

Long-term portion of capital lease obligations		$45

NOTE 14—LITIGATION

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote the Company's initial public offerings, the Company, and some of the Company's officers and directors. This lawsuit is captioned Turoff v. QuickLogic et al., Case No. 01-CV-9503. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. The complaint in this case generally alleges that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company's initial public offering and maintained artificially high prices through "tie-in" arrangements which required customers to buy shares in the aftermarket at pre-determined prices. The complaint alleges that the Company and its current officers and directors violated Sections of Securities Act of 1933, and the Securities Exchange Act of 1934 because the Company's registration statements did not disclose the purported misconduct of the underwriters. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company's stock pursuant to the registration statements. The Company believes that the allegations against it are without merit and intends to defend the case vigorously.

        On March 29, 2000, Unisys Corporation ("Unisys") brought suit in the United States District Court for the Northern District of California, San Jose Division ("Court"), against QuickLogic seeking monetary damages and injunctive relief. The summons and complaint were served on QuickLogic on April 10, 2000. The company orally agreed with Unisys to settle the case on October 5, 2001, and executed a definitive written settlement agreement on November 8, 2001. The Court conditionally dismissed the case with prejudice on October 11, 2001, which dismissal became final thirty days later. The settlement was immaterial to QuickLogic's business, financial condition and operating results.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2002 Annual Meeting of Stockholders filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding the backgrounds of our directors and officers is contained herein under Item 1, "Executive Officers and Directors of the Company."

        Information regarding directors appearing under the caption "Election of Directors—Directors and Nominees for Director" in our Proxy Statement is hereby incorporated by reference.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" herein under Item 1 and "Related Party Transactions" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

  Reference is made to page 35 for a list of all financial statements and schedules filed as a part of this report.

  2.    Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2001	$294	148	—	(49)	$393
Year ended December 31, 2000	$194	209	—	(109)	$294
Year ended December 31, 1999	$245	—	—	(51)	$194

        All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

  3.    Exhibits

        The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K. Exhibit 10.22 is a form of management contract.

(b)
Reports on Form 8-K.

QuickLogic filed a current report on Form 8-K on December 10, 2001 disclosing the adoption of a shareholder rights plan.

(c)
Exhibits

        The following exhibits are filed with or incorporated by reference into this report:

Exhibit Number		Description
2.1	(3)	Asset Purchase Agreement and Plan of Reorganization by and among QuickLogic Corporation, Q Acquisition Corporation, V3 Semiconductor Inc., and V Cubed Corporation dated as of April 17, 2001.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(1)	Bylaws of the Registrant.
4.1	(1)	Specimen Common Stock certificate of the Registrant.
4.2	(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1	(1)	Form of Indemnification Agreement for directors and executive officers.
10.2	(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3	(1)	1999 Employee Stock Purchase Plan.
10.4	(1)	1989 Stock Option Plan.
10.6	(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.

10.7	(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8	(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.9	(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.10	(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.11	(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.12	(1)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.13	(1)	Business Loan Agreement dated August 9, 1995 between the Registrant and Silicon Valley Bank, as amended.
10.14	(1)	Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank, as amended.
10.15	(1)	Export-import Bank Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank.
10.16	(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.18	(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.19	(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.20	(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.21	(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.22		Form of Change of Control Severance Agreement.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants
24.1		Power of Attorney (See page 60)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)
Incorporated by reference to the Company's Statement on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)
Incorporated by reference to the Company's Statement on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)
Incorporated by reference Company's Registration Statement on Form 8-A, filed on December 10, 2001 (Commission File No. 000-22671).

(5)
Incorporated by reference to the Company's Statement on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this fourth day of March, 2002.

QUICKLOGIC CORPORATION, INC.
By:	/s/ E. THOMAS HART E. Thomas Hart President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ E. THOMAS HART E. Thomas Hart	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2002
/s/ ARTHUR O. WHIPPLE Arthur O. Whipple	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 4, 2002
/s/ DONALD P. BEADLE Donald P. Beadle	Director	March 4, 2002
/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 4, 2002
/s/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 4, 2002
/s/ HUA-THYE CHUA Hua-Thye Chua	Director	March 4, 2002

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands)
Statement of Operations
Revenue	$12,216	$14,059	$14,864	$12,203	$10,815	$8,107	$6,565	$6,819
Cost of revenue	5,015	5,703	5,846	4,504	4,402	8,804	4,346	4,267

Gross profit (loss)	7,201	8,356	9,018	7,699	6,413	(697)	2,219	2,552
Operating expenses:
Research and development	2,153	2,367	2,398	2,382	3,380	3,258	3,691	3,938
Selling, general and administrative	3,738	4,227	4,629	4,543	4,603	4,355	4,346	3,583
Restructuring costs	—	—	—	—	—	—	—	619

Net operating income (loss)	1,310	1,762	1,991	774	(1,570)	(8,310)	(5,818)	(5,588)
Writedown of marketable securities	—	—	—	—	—	—	(6,844)	—
Interest income and other, net	453	967	1,271	1,151	838	479	302	38

Net income (loss)	$1,746	$2,716	$3,251	$1,917	$(732)	$(7,831)	$(12,360)	$(5,554)

Net income per share:
Basic	.10	.14	.16	.10	(.04)	(.38)	(.56)	(.24)
Diluted	.09	.12	.15	.09	(.04)	(.38)	(.56)	(.24)

EXHIBIT INDEX

Exhibit Number	Description
2.1(3)	Asset Purchase Agreement and Plan of Reorganization by and among QuickLogic Corporation, Q Acquisition Corporation, V3 Semiconductor Inc., and V Cubed Corporation dated as of April 17, 2001
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent
10.1(1)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	1989 Stock Option Plan.
10.6(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.7(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.9(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.10(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.11(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.12(1)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.13(1)	Business Loan Agreement dated August 9, 1995 between the Registrant and Silicon Valley Bank, as amended.
10.14(1)	Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank, as amended.
10.15(1)	Export-import Bank Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank.
10.16(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.18(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.19(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.20(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.21(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.22	Form of Change of Control Severance Agreement.
21.1	Subsidiary of the Registrant.
23.1	Consent of Independent Accountants
24.1	Power of Attorney (See page 60)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)
Incorporated by reference to the Company's Statement on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)
Incorporated by reference to the Company's Statement on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)
Incorporated by reference Company's Registration Statement on Form 8-A, filed on December 10, 2001 (Commission File No. 000-22671).

(5)
Incorporated by reference to the Company's Statement on Form 10-Q filed on November 02, 2001 (Commission File No. 000-22671).

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

QuickLinks

EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXPLANATORY NOTE
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
QUICKLOGIC CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except par value amount)
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
QUICKLOGIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SUPPLEMENTARY FINANCIAL DATA QUARTERLY DATA (UNAUDITED)
EXHIBIT INDEX