Form 10-Q
period 2002-03-31
QUICKLOGIC CORPORATION
filed 2002-05-14
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2002, 23,190,486 shares of the registrant's common stock were outstanding.

QUICKLOGIC CORPORATION
FORM 10-Q
MARCH 31, 2002

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$24,553	$28,853
Accounts receivable, net	4,547	3,101
Inventory	12,443	13,592
Other current assets	2,928	2,595

Total current assets	44,471	48,141
Property and equipment, net	14,426	14,675
Investment in Tower Semiconductor Ltd.	5,390	5,390
Other assets	15,993	16,053

TOTAL ASSETS	$80,280	$84,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,920	$4,293
Accrued liabilities	2,027	1,784
Deferred income on shipments to distributors	1,400	1,468
Current portion of long-term obligations	175	222

Total current liabilities	7,522	7,767
Long-term obligations	1,942	2,069

Total liabilities	9,464	9,836
Commitments and contingencies
Stockholders' equity:
Common stock, at par	23	23
Additional paid-in capital	149,748	149,734
Deferred compensation	(391)	(475)
Accumulated deficit	(78,564)	(74,859)

Total stockholders' equity	70,816	74,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,280	$84,259

See accompanying Notes to Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenue	$7,481	$10,815
Cost of revenue	4,367	4,402

Gross profit	3,114	6,413
Research and development	3,277	3,380
Selling, general and administrative	3,633	4,603

Total operating expenses	6,910	7,983

Operating loss	(3,796)	(1,570)
Interest income and other, net	91	838

Loss before taxes	(3,705)	(732)
Provision for income tax	—	—

Net loss	$(3,705)	$(732)

Net loss per share:
Basic	$(0.16)	$(0.04)
Diluted	$(0.16)	$(0.04)
Shares used in per share calculations:
Basic	23,175	20,236
Diluted	23,175	20,236

See accompanying Notes to Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,705)	$(732)
Adjustments to reconcile net income to net cash
Provided by (used for) operating activities:
Depreciation	893	735
Amortization of deferred compensation	84	115
Changes in assets and liabilities:
Accounts receivable	(1,446)	2,157
Inventory	1,149	(4,290)
Other assets	(273)	(213)
Accounts payable	(373)	171
Accrued liabilities and other obligations	48	(1,270)

Net cash provided by (used for) operating activities	(3,623)	(3,327)
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(644)	(3,055)
Other investments.	—	(10,346)

Net cash used for investing activities	(644)	(13,401)
Cash flows from financing activities:
Payment of long term obligations	(47)	(46)
Proceeds from issuance of common stock, net	14	196

Net cash provided by (used for) financing activities	(33)	150
Net decrease in cash	(4,300)	(16,578)
Cash at beginning of period	28,853	70,210

Cash at end of period	$24,553	$53,632

See accompanying Notes to Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter ended March 31, 2002

(Unaudited)

Note 1. The Company and Basis of Presentation

        QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors ("FPGAs"), embedded standard products ("ESPs") and associated software tools.

        The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

        QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. The current three month period ended Sunday, March 31, 2002. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

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

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss)	$(3,705)	$(732)

Denominator:
Common stock	23,175	20,236
Unvested common stock option exercises	—	—

Weighted average shares outstanding for basic	23,175	20,236
Stock options	—	—
Unvested common stock option exercises	—	—

Weighted average shares outstanding for diluted	23,175	20,236

Net income per share
Basic	$(0.16)	$(0.04)

Diluted	$(0.16)	$(0.04)

        For the three months ended March 31, 2002 and 2001, 7,157,895 shares with a weighted average exercise price of $7.22 and 4,848,106 shares with a weighted average exercise price of $9.91 respectively, were excluded because their effect would be anti-dilutive.

Note 3. Balance Sheet Components

	March 31, 2002	December 31, 2001
	(in thousands)
Inventory:
Raw materials	$1,059	$1,211
Work-in-process	9,968	10,819
Finished goods	1,416	1,562

Total inventory	$12,443	$13,592

	March 31, 2002	December 31, 2001
	(in thousands)
Other Assets:
Goodwill	11,428	11,428
Prepaid Wafer Credit	1,779	1,779
Other Assets	2,786	2,846

Total other assets	$15,993	$16,053

Note 4. Long-term Obligations

Notes Payable to Bank

        At March 31, 2002, QuickLogic had outstanding bank installment notes totaling $16,667. The notes bear interest at prime plus 0.25%, and are secured by the specific equipment financed. Principal payments are due in equal monthly installments over the term of the notes which mature in May 2002. At March 31, 2002, the company was in compliance with the loan covenants.

Deferred Compensation Plan

        The Company maintains a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited into a common trust account. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets. The related obligations are recorded as long-term obligations on the balance sheet. At March 31, 2002, the liability accrued under the Company's Deferred Compensation Plan and the related assets were $685,891.

Prepaid Royalty

        In October 2000, the Company entered into a technology license agreement with Aeroflex UTMC. Under the terms of the technology agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC which will be recognized as revenue when products with the licensed technology are sold by Aeroflex UTMC. Aeroflex UTMC had not made any royalty-bearing shipments through March 31, 2002, and accordingly, no royalty income has been recognized

Note 5. Deferred Stock Compensation

        During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000, net of reversals associated with unvested shares of terminated employees. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2002 and 2001, deferred stock compensation amortization was $84,000 and $115,000, respectively.

Note 6. Other Comprehensive Income (Loss)

        Effective January 1, 1998, the company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from nonowner sources. No items were included in other comprehensive income (loss) during the three month period ended March 31, 2002.

Note 7. Income Taxes

        No provision for income taxes was recorded for the three month periods ended March 31, 2002 or 2001, because we incurred a loss in both periods.

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

Note 8. Information Concerning Business Segments and Major Customers

Information About Geographic Areas

        All of the Company's sales originate in the United States. Shipments to some of the Company's distributors are made to centralized purchasing and distributing locations, which in turn sell through to other locations. As a result of these factors, sales to certain geographic locations might be higher or lower, as the ultimate destination of all sales is difficult to determine.

        The following is a breakdown of revenues by shipment destination for the three months ended March 31, 2002 and 2001:

	March 31, 2002	March 31, 2001
	(in thousands)
Regional Revenue:
Asia Pacific	$817	$855
Europe	1,632	2,555
Japan	839	1,223
North America	4,193	6,182

Total Revenue	$7,481	$10,815

        Two customers, distributors of the Company's products, accounted for approximately 19% and 13% of revenues in the three months ended March 31, 2002. Two customers, distributors of the Company's products, accounted for approximately 28% and 12% of revenues in the three months ended March 31, 2001. All sales are made from the United States and are denominated in U.S. dollars. Less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 9. Committments

        On December 12, 2000 the Company entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. under which the Company agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. Under the terms of the Agreement, QuickLogic's investment will be made in several stages over an approximately

22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower agreed to develop manufacturing capability for QuickLogic's proprietary ViaLink technology, and supply the Company with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2002. Per the terms of the Agreement, the Company paid Tower three payments totaling $14 million in 2001. In June, 2002, the Company is scheduled to make a $3.7 million installment payment to Tower pursuant to the Agreement. The Company is in the process of renegotiating this agreement to reduce or delay this payment.

Note 10. Litigation

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

        The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, we have received and may receive in future, communications alleging that our products or our processes may infringe on product or process technology rights held by others. We may in the future be involved in litigation with respect to alleged infringement by us of another party's patents.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001, found in our Annual Report on Form 10-K filed March 14, 2002.

        Statements in this section, and elsewhere in this Quarterly Report on Form 10-Q, which express that QuickLogic "believes", "anticipates" or "plans to...", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors Affecting Future Results."

Overview

        We design and sell field programmable gate arrays, embedded standard products, associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. FPGAs have accounted for substantially all of our product revenue to date. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; pASIC 3, introduced in 1997, and our Eclipse family of FPGAs which was introduced in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

        In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. Revenue for our QuickRAM and QuickPCI products together accounted for approximately 23% and 25% of our total revenue in the three months ended March 31, 2002 and 2001, respectively. During 2000, we introduced the QuickFC, QuickDSP, QuickSD and QuickMIPS families of ESPs, which accounted for about 1% of our total revenue in the three months ended March 31, 2001, and 2002. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of our total revenue.

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

        In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. V3, based in Toronto, Ontario, manufactured application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. The acquisition is designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity,

V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3 in exchange for 2.5 million shares of our common stock. V3 is expected to register and subsequently sell enough of these shares to satisfy its creditors and distribute any remaining shares to its stockholders. The registered as well as the distributed shares will then be freely tradeable on the open market. The acquisition was accounted for as a purchase.

        We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 65% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on these programmed products at the time of shipment. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through each of these channels in the three months ended March 31, 2002 was 75% and 25%, respectively, and 74% and 26% in the three months ended March 31, 2001, respectively.

        Five distributors accounted for 19%, 13%, 8%, 6% and 5% of sales, respectively, in the three months ended March 31, 2002. Five distributors accounted for 28%, 12%, 10%, 8%, and 7% of sales, respectively, in the three months ended March 31, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. In March, 2002, we terminated our agreement with Impact Technologies, North America. During the period ended March 31, 2002, Impact accounted for 10% of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers could either buy our products from another distributor or directly from us.

        Our international sales were 44% and 33% of our total sales for the three months ended March 31, 2002 and 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

        Average selling prices for our products typically decline rapidly during the first six to 12 months after their introduction, then decline less rapidly as the products mature. We attempt to maintain gross margins even as average selling prices decline through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions. However, the markets in which we operate are highly competitive, and we may not be able to successfully maintain gross margins. Any significant decline in our gross margins will materially harm our business.

        We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon Taiwan Semiconductor Manufacturing Company and Cypress Semiconductor Corporation to manufacture our products, and we rely primarily upon Amkor Technology and ChipPAC, Inc. to assemble and test our products. Under our arrangements with Cypress, we are obligated to provide forecasts and enter into binding obligations for anticipated purchases. This limits our ability to react to fluctuations in demand for our products, which could lead to either excesses or shortages of wafers for a particular product.

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

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenue	100.0%	100.0%
Cost of revenue	58.3	40.7

Gross profit	41.7	59.3
Research and development	43.8	31.3
Sales, general and administrative	48.6	42.5
Operating expenses	92.4	73.8

Operating income	(50.7)	(14.5)
Interest income and other, net	1.2	7.7

Net income	(49.5)%	(6.8)%

Three months Ended March 31, 2002 and March 31, 2001

        Revenue.    Revenue decreased 30.8% to $7.5 million for the three months ended March 31, 2002 from $10.8 million for the three months ended March 31, 2001. The decline in revenue resulted primarily from a 47.0% decrease in sales of our mature products including both pASIC1 and pASIC2. This decline in revenue also resulted from a 10.3% decrease in sales of our new products including pASIC3, Eclipse, and ESPs. ESP sales accounted for 35.1% and 25.0% of total sales for the three months ended March 31, 2002 and 2001, respectively. We expect this trend in product mix change to continue.

        Gross Profit.    Gross profit was $3.1 million and $6.4 million in the three months ended March 31, 2002 and 2001, respectively, which was 42% and 59% of revenue for those periods. The decline in gross margin was due to relatively fixed manufacturing overhead costs allocated over a lower revenue base. We expect that if our manufacturing volumes return to historical levels, our gross profit percentage should also return to the 50-60% range.

        Research and Development Expense.    Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense decreased from $3.4 million for the three months ended March 31, 2001 to $3.3 million for the three months ended March 31, 2002. As a percentage of revenue, research and development expense increased from 31.3% to 43.8% for the same periods. The percentage increase is due to lower revenue for the three months ended March 31, 2002. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. We expect to increase our overall research and development spending and, specifically, we expect to increase research and development spending on our ESP products.

        Selling, General and Administrative Expense.    Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense decreased to $3.6 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001. This decrease is mostly due to reduced headcount and temporary salary reductions put in place in October of 2001. Selling, general and administrative expense increased as a percentage of revenue to 48.6% for the three months ended March 31, 2002 from 42.6% for the three months ended March 31, 2001. We anticipate that selling, general and administrative expense will remain relatively flat over the next few quarters.

        Interest and Other Income, Net.    Interest and other income, net, decreased to $91,000 for the three months ended March 31, 2002 from $838,000 for the three months ended March 31, 2001. This decrease is due to lower interest rates and less funds on deposit.

        Deferred Stock Compensation.    Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2002 and 2001, deferred stock compensation amortization was $84,000 and $115,000, respectively.

        Provision for Income Taxes.    No provision for income taxes was recorded for the three month periods ended March 31, 2002 or 2001 because we incurred a loss. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, that the market in which we compete is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

        At March 31, 2002 we had $24.5 million in cash, a decrease of $4.3 million from cash held at December 31, 2001. As of March 31, 2002, we had an accumulated deficit of $78.6 million.

        Net cash used for operating activities was ($3.6 million) and ($3.3 million) in the three months ended March 31, 2002 and 2001, respectively. Net operating loss and an increase in receivables, offset by an increase in depreciation and a decrease in inventory was the primary use of operating cashflow in the three months ended March 31, 2002. In the three months ended March 31, 2001, our primary use of cash was an operating loss and an increase in inventory and accrued liabilities, which was offset by an increase in depreciation and a decrease in receivables.

        Net cash used for investing activities was ($644,000) and ($13 million) in the three months ended March 31, 2002 and 2001, respectively. In the three months ended March 31, 2002, these funds were used to aquire property and equipment. In the three months ended March 31, 2001, we made two installment payments to Tower Semiconductor Ltd. pursuant to our Share Purchase Agreement. In June, 2002, we are scheduled to make a $3.7 million installment payment to Tower pursuant to our agreement. We are in the process of renegotiating this agreement to reduce or delay this payment.

        Net cash provided by (used for) financing activities was ($33,000) and $150,000 in the three months ended March 31, 2002 and 2001, respectively. The exercice of stock options was $13,949 and $196,000 for the three months ended March 31, 2002 and 2001 respectively. Cash was used to repay bank debt of $47,000 and $46,000 for the three months ended March 31, 2002 and 2001.

        We have an equipment financing line with a commercial bank. At March 31, 2002, we had obligations of $16,667 outstanding under this equipment line with no remaining available balance. The outstanding obligations under the equipment line will be paid in full by May, 2002. The interest rate on these borrowings is at the bank's prime interest rate plus 0.25%.

        We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our offerings combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for operating cashflow and our commitment to invest in Tower over the next 12 months, although we may seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

Inflation

        The impact of inflation on our business has not been material for the three months presented.

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

We cannot assure you that we will return to profitability because we have a history of losses

        We incurred significant losses from our inception in 1988 through 1997, in 2001, and again in the three months ended March 31, 2002. Our accumulated deficit as of March 31, 2002 was $78.5 million. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

        Upon the completion of V3's bankruptcy proceedings, which could occur as early as June, 2002, we expect V3 to sell a portion of the approximately 2.5 million shares issued to V3 in connection with our acquisition of certain assets from V3 to satisfy its creditors and to distribute any remaining shares to its stockholders. We expect the V3 stockholders to sell on the open market a substantial number of the shares after the distribution. As a result of these sales and expected sales, the market price of our common stock could fall. In addition, if our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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
  military systems

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

        We employ independent, third-party distributors to market and sell a significant portion of our products. During the three months ended March 31, 2002, approximately 75% of our sales were made through our distributors. Two distributors together accounted for approximately 32% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

        We have in the past and may again become involved in litigation relating to alleged infringement by us of others' patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management's time and attention. For example, if the September 1999 letter or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation would materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

        Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines. As a result, our manufacturing operations are subject to risks of political instability, including the risk of conflict between Taiwan and the People's Republic of China and conflict between North Korea and South Korea. Moreover, the majority of available manufacturing capacity for our products is located in Taiwan and South Korea. In addition, although none of our current products are manufactured by Tower Semiconductor, our future products could be subject to risk due to the conflict between Israel and the Palestinians.

        Sales to customers located outside the United States accounted for 40% and 41% of our total sales in the three months ended March 31, 2002 and 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

        Our officers, directors and principal stockholders together control approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2002 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, these negative impacts on expenses would not be offset by any positive effects on revenue. In 2001, operating expenses denominated in foreign currencies were approximately 6% and in the three months ended March 31, 2002, this number was approximately 22%.

Part II. Other Information

        None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION
Dated: May 13, 2002	/s/ ARTHUR O. WHIPPLE Arthur O. Whipple Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of registrant)

QuickLinks

  PART I. Financial Information
  Item 1. Financial Statements
QUICKLOGIC CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)
QUICKLOGIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
QUICKLOGIC CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
QUICKLOGIC CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Quarter ended March 31, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
Signatures