Form 10-Q
period 2002-06-30
QUICKLOGIC CORPORATION
filed 2002-08-14
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0188504 (I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes ☒    No ☐

        As of August 2, 2002, 23,461,484 shares of the Registrant's common stock were outstanding.

QUICKLOGIC CORPORATION
FORM 10-Q
JUNE 30, 2002

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Unaudited Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Condensed Unaudited Consolidated Statements of Operations for the Three and Six month periods ended June 30, 2002 and 2001	4
Condensed Unaudited Consolidated Statements of Cash Flows for the Six month periods ended June 30, 2002 and 2001	5
Condensed Unaudited Consolidated Statements of Comprehensive Income for the Three and Six month periods ended June 30, 2002 and 2001	6
Notes to Condensed Unaudited Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits and Reports on Form 8-K	28

Part I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$21,045	$28,853
Accounts receivable, net	5,259	3,101
Inventory	11,510	13,592
Other current assets	2,450	2,595

Total current assets	40,264	48,141
Property and equipment, net	14,063	14,675
Investment in Tower Semiconductor Ltd.	7,710	5,390
Other assets	17,459	16,053

TOTAL ASSETS	$79,496	$84,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,821	$4,293
Accrued liabilities	2,056	1,784
Deferred income on shipments to distributors	1,291	1,468
Current portion of long-term obligations	1,884	222

Total current liabilities	9,052	7,767
Long-term obligations	1,662	2,069
Stockholders' equity:
Common stock, at par	23	23
Additional paid-in capital	150,660	149,734
Deferred compensation	(308)	(475)
Accumulated Other Comprehensive Income	119	—
Accumulated deficit	(81,712)	(74,859)

Total stockholders' equity	68,782	74,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,496	$84,259

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$8,360	$8,107	$15,841	$18,922
Cost of revenue	4,598	8,804	8,965	13,206

Gross profit	3,762	(697)	6,876	5,716
Research and development	3,391	3,258	6,668	6,638
Selling, general and administrative	3,764	4,355	7,397	8,958

Total operating expenses	7,155	7,613	14,065	15,596

Operating loss	(3,393)	(8,310)	(7,189)	(9,880)
Interest income and other, net	248	479	339	1,317

Loss before taxes	(3,145)	(7,831)	(6,850)	(8,563)
Provision for income tax	—	—	—	—

Net loss	$(3,145)	$(7,831)	$(6,850)	$(8,563)

Net loss per share:
Basic	$(0.13)	$(0.38)	$(0.30)	$(0.42)
Diluted	$(0.13)	$(0.38)	$(0.30)	$(0.42)
Shares used in per share calculations:
Basic	23,314	20,385	23,117	20,200
Diluted	23,314	20,385	23,117	20,200

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,850)	$(8,563)
Adjustments to reconcile net income to net cash
Provided by (used for) operating activities:
Depreciation	1,802	1,538
Amortization of deferred compensation	167	225
Provision for inventory	—	3,724
Changes in assets and liabilities:
Accounts receivable	(2,159)	1,840
Inventory	2,082	(6,468)
Other assets	205	(419)
Accounts payable	(471)	(687)
Accrued liabilities and other obligations	(177)	(2,676)

Net cash used for operating activities	(5,401)	(11,486)
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(1,190)	(5,017)
Investment in Tower Semiconductor Ltd.	(3,667)	(14,013)

Net cash used for investing activities	(4,857)	(19,030)
Cash flows from financing activities:
Payment of long term obligations	(227)	(94)
Proceeds from issuance of common stock, net	927	1,152
Proceeds from borrowing	1,750	—

Net cash provided by financing activities	2,450	1,058
Net decrease in cash	(7,808)	(29,458)
Cash at beginning of period	28,853	70,210

Cash at end of period	$21,045	$40,752

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Loss	$(3,145)	$(7,831)	$(6,850)	$(8,563)
Other Comprehensive income, net of tax:
Net unrealized gain on investments	119	—	119	—

Total Comprehensive loss	$(3,026)	$(7,831)	$(6,731)	$(8,563)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

        QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors ("FPGAs"), embedded standard products ("ESPs") and associated software and hardware tools.

        The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(3,145)	$(7,831)	$(6,850)	$(8,563)

Denominator:
Common stock	23,314	20,385	23,117	20,200
Unvested common stock option exercises	—	—	—	—

Weighted average shares outstanding for basic	23,314	20,385	23,117	20,200
Stock options	—	—	—	—
Unvested common stock option exercises	—	—	—	—

Weighted average shares outstanding for diluted	23,314	20,385	23,117	20,200

Net loss per share
Basic	$(0.13)	$(0.38)	$(0.30)	$(0.42)

Diluted	$(0.13)	$(0.38)	$(0.30)	$(0.42)

        For the six months ended June 30 2002, 3,793,157 shares with a weighted average exercise price of $10.24 were excluded because their effect would be anti-dilutive. For the six months ended June 30, 2001, 2,614,549 shares with a weighted average exercise price of $14.82 were excluded because their effect would be anti-dilutive.

Note 3. Investment in Tower Semiconductor, Ltd.

        On May 28, 2002, the Company entered into an Amendment (the "Amendment") to the original Share Purchase Agreement (the "Agreement") signed December 12, 2000, with Tower Semiconductor Ltd. ("Tower"). Under the Amendment, the Company agreed to make its third and fourth payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange for these payments, Tower agreed to issue shares with a value equal to 60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied immediately toward wafer purchases from Tower, up to 7.5% of the value of the purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing the Company to sell these shares on the open market. On June 30, 2002, the company recorded $119,000 in comprehensive income to account for the increase in value of the 700,000 shares of Tower that were available for sale as of that date.

        In fiscal 2001, the Company made payments of $14.0 million to purchase Tower shares and wafer credits under the Agreement. At December 31, 2001, the Company's balance sheet reflected 951,926 shares in Tower with a carrying value of $5.4 million, and $1.8 million in wafer credits. On May 31, 2002, the Company made an additional payment of $3.7 million to Tower, and in exchange, received an additional 357,166 shares and $1.5 million in wafer credits.

Note 4. Balance Sheet Components

	June 30, 2002	Dec. 31, 2001
	(in thousands)
Inventory:
Raw materials	$970	$1,211
Work-in-process	9,270	10,819
Finished goods	1,270	1,562

Total inventory	$11,510	$13,592

	June 30, 2002	Dec. 31, 2001
	(in thousands)
Other Assets:
Prepaid Deposits	$8	$73
Prepaid Royalties	1,687	1,687
Deferred Compensation	734	647
Goodwill	11,428	11,428
Prepaid Wafer Credit	3,246	1,779
Other Assets-Long Term	356	439

Total other assets	$17,459	$16,053

Note 5. Long-term Obligations

Notes Payable to Bank

        In June, 2002, QuickLogic signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit and a $4.0 million equipment financing line. The revolving line bears interest at prime. The equipment line bears interest at prime plus 0.75%, and is secured by the specific equipment or software financed. Interest payments on the revolving line are due monthly. The equipment financing line must be paid in 36 equal installments from the date of each advance. Any advances for software purchases must be paid in 30 equal installments from the date of each advance. At the end of the quarter, the Company had drawn $1.8 million against the revolving line of credit.

Deferred Compensation Plan

        The Company maintains a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited into a common trust account. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets. The related obligations are recorded as long-term obligations on the balance sheet. At June 30, 2002 and 2001, the liability accrued under the Company's Deferred Compensation Plan was $734,000 and $536,000.

Prepaid Royalty

        In October 2000, QuickLogic entered into a technology license agreement with Aeroflex UTMC. Under the terms of the technology agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC which will be recognized as revenue when products with the licensed technology are sold by Aeroflex UTMC. Aeroflex UTMC had not made any royalty-bearing shipments through June 30, 2002, and accordingly, no royalty income has been recognized.

Note 6. Deferred Stock Compensation

        During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000, net of reversals associated with unvested shares of terminated employees. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the six months ended June 30, 2002 and 2001, deferred stock compensation amortization was $167,000 and $225,000, respectively.

Note 7. Other Comprehensive Income (Loss)

        Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and it's components in financial statements. During the six month period ended June 30, 2002 the Company recorded comprehensive income in the amount of $119,000, which represents unrealized gain on shares of Tower Semiconductor Ltd.

Note 8. Income Taxes

        No provision for income taxes was recorded for the six month periods ended June 30, 2002 and 2001 because the Company incurred a loss in both periods.

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

Note 9. Information Concerning Business Segments and Major Customers

Information About Geographic Areas

        All of our sales originate in the United States and are denominated in U.S. dollars. Shipments to some of our distributors are made to centralized purchasing and distributing locations, which in turn sell through to other locations. As a result of these factors, we believe that sales to certain geographic locations might be higher or lower, though accurate data is difficult to obtain.

        The following is a breakdown of revenues by shipment destination for the six months ended June 30, 2002 and 2001:

	June 30, 2002	June 30, 2001
	(in thousands)
Regional Revenue:
Asia Pacific	$1,497	$1,492
Europe	3,266	4,497
Japan	2,024	1,936
North America	9,054	10,997

Total Revenue	$15,841	$18,922

Three customers, distributors of our products, accounted for approximately 17%, 12% and 8% of revenues in the six months ended June 30, 2002. Four customers, distributors of our products, accounted for approximately 16%, 8%, 8% and 8% of revenues in the six months ended June 30, 2001. Less than 10% of our long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 10. Committments

        On December 12, 2000 QuickLogic entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. under which the Company will make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. Under the terms of the Agreement, the Company's investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for the Company's proprietary ViaLink technology, and supply QuickLogic with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2003. Per the terms of the Agreement, the Company paid Tower three payments totaling $14 million in 2001. On May 28, the Company signed an amendment to this Agreement, which did not change the number or amount of the payments the Company agreed to make. Per the terms of the amended Agreement, the Company made a payment of $3.7 million on May 31, 2002.

Note 11. Litigation

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

        The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received and may receive in future, communications alleging that its products or processes may infringe on product or process technology rights held by others. The Company may in the future be involved in litigation with respect to alleged infringement by it of another party's patents.

        In the future, the Company may be involved with litigation to:

  •
  Enforce its patents or other intellectual property rights;

  •
  Protect its trade secrets and know-how;

  •
  Determine the validity or scope of the proprietary rights of others; and

  •
  Defend against claims of infringement or invalidity.

        Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Statements in this section, and elsewhere in this Annual Report on Form 10-Q, which express that QuickLogic "believes", "anticipates" or "plans to...", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Factors Affecting Future Results."

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

        In September 1998, we introduced QuickRAM, our first line of embedded standard products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. During 2000, we introduced the QuickFC, QuickDSP, QuickSD and QuickMIPS families of ESPs. During 2001, we added the V3 products to our ESP offerings. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of total revenue.

        In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. V3, based in Toronto, Ontario, manufactured application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. The acquisition was designed to accelerate our ESP strategy by strengthening our ability to develop and market system-level products for the communications and networking markets. The acquisition was accounted for as a purchase. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3. On June 20, 2002, V3's plan of reorganization was approved by the bankrupcy court. During the quarter ended June 30, 2002, we filed a Registration Statement on Form S-3 to allow V3 to sell sufficient shares to satisfy its creditors in cash. Any remaining shares will be distributed to the stockholders of V3. On July 17, 2002, the SEC declared the S-3 effective.

        On December 12, 2000, we entered into a Share Purchase Agreement with Tower Semiconductor Ltd. Under the Agreement, we agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology. In return for the investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. In connection with the Agreement, we also entered into a foundry agreement under which we are entitled to a certain amount of wafer purchase credits.

        On May 28, 2002, the Company entered into an Amendment to the original Agreement. Under the Amendment, the Company agreed to make two payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange for these payments, Tower agreed to issue shares with a value equal to

60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied immediately toward wafer purchases from Tower, up to 7.5% of the value of these purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing the Company to sell these shares on the open market.

        We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 68% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on these programmed products at the time of shipment. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through each of these channels was 71% and 29%, respectively, for the six months ended June 30, 2002 and 77% and 23%, respectively, for the six months ended June 30, 2001.

        Three distributors accounted for 17%, 12% and 8% of sales, respectively, in six months ended June 30, 2002. Four distributors accounted for 16%, 8%, 8% and 8% of sales, respectively, in the six months ended June 30, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe the company's products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

        Our international sales were 43% and 42% of our total sales for the six months ended June 30, 2002 and 2001. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.0	108.6	56.6	69.8

Gross profit	45.0	(8.6)	43.4	30.2
Research and development	40.6	40.2	42.1	35.1
Sales, general and administrative	45.0	53.7	46.7	47.3
Operating expenses	85.6	93.9	88.8	82.4

Operating loss	(40.6)	(102.5)	(45.4)	(52.2)
Interest income and other, net	3.0	5.9	2.2	6.9

Net loss	(37.6)	(96.6)	(43.2)	(45.3)

Three and Six months Ended June 30, 2002 and June 30, 2001

        Revenue.    Revenue increased 3.1% to $8.4 million for the three months ended June 30, 2002 from $8.1 million for the three months ended June 30, 2001. Revenue decreased 16.3% to $15.8 million for the six months ended June 30, 2002 from $18.9 million for the six months ended June 30, 2001. The decline in six months revenue resulted primarily from a 32.3% decrease in sales of our mature products including both pASIC1 and pASIC2, and a 5% decrease in sales of our new products including pASIC3, Eclipse, and ESPs.

        Gross Profit.    Gross profit was $3.8 million and $(697,000) in the three months ended June 30, 2002 and 2001, respectively, which was 45% and (9%) of revenue for those periods. Gross profit was $6.9 million and $5.7 million in the six months ended June 30, 2002 and 2001, which was 43% and 30% of revenue for those periods. This increase in gross profit was due primarily to a one time writeoff of $3.7 million in die inventory in June, 2001.

        Research and Development Expense.    Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expense increased to $3.4 million for the three months ended June 30, 2002 from $3.3 million for the three months ended June 30, 2001, however, as a percentage of revenue, it remained relatively flat, coming in at 40.6% and 40.2% for same periods. For the six months ended June 30, 2002 and 2001, research and development expense increased to $6.7 million from $6.6 million. As a percentage of revenue, however, it increased to 42.1% from 35.1% for the same periods. Research and development expense increased slightly during this time frame due to the addition of the Toronto engineering group, which was added during the last half of 2001. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve.

        Selling, General and Administrative Expense.    Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense decreased to $3.8 million for the three months ended June 30, 2002 compared to $4.4 million for the three months ended June 30, 2001. Likewise, selling, general and administrative expense decreased as a percentage of revenue to 45.0% for the three months ended June 30, 2002 from 53.7% for the three months ended June 30, 2001. Selling, general and administrative expense decreased to $7.4 million for the six months ended June 30, 2002 from $9.0 million for the six months ended June 30, 2001, however, it remained relatively flat on a percentage basis coming in at 46.7% for the six months ended June 30, 2002 and 47.3% for the six months ended June 30, 2001. These reductions in spending are mostly due to a concentrated effort to control spending over the last 4 quarters. We anticipate that selling, general and administrative expense will remain relatively flat over the next few quarters.

        Interest and Other Income, Net.    Interest and other income, net, was $248,000 in the three months ended June 30, 2002 compared to $479,000 for the three months ended June 30, 2001. Interest and other income, net, was $339,000 in the six months ended June 30, 2001 compared to $1.3 million for the six months ended June 30, 2001. This decrease is primarily due to lower interest rates and less funds on deposit partially offset by foreign exchange gains of $148,000 in the current quarter. We anticipate that interest expense on the new credit facilities and exchange gains or losses will cause this number to change in the future.

        Deferred Stock Compensation.    Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the six months ended June 30, 2002 and 2001, deferred stock compensation amortization was $167,000 and $225,000, respectively.

        Provision for Income Taxes.    No provision for income taxes was recorded for the six month periods ended June 30, 2002 and 2001, because we incurred a loss.

Liquidity and Capital Resources

        At June 30, 2002 we had $21.0 million in cash, a decrease of $19.7 million from cash held at June 30, 2001. As of June 30, 2002, we had an accumulated deficit of $81.7 million.

        Net cash used for operating activities was $5.4 million and $11.5 million in the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, our primary use of cash was an operating loss and an increase in receivables, which was offset by depreciation and a decrease in inventory. Net operating loss and an increase in inventory offset by a one time writeoff of die inventory was the primary use of operating cashflow in the six months ended June 30, 2001.

        Net cash used for investing activities was $4.9 million and $19.0 million in the six months ended June 30, 2002 and 2001, respectively. In the current six month period, $3.7 million was used for one installment payment to Tower Semiconductor Ltd., pursuant to our Share Purchase Agreement and the remainder was used for the acquisition of property and equipment. In the six months ended June 30, 2001, $14.0 million was used for two installment payments to Tower Semiconductor Ltd. pursuant to our Share Purchase Agreement and $5.0 million was used for the acquisition of property and equipment. We are scheduled to make two additional payments of $3.7 million to Tower in October 2002 and February 2003 to purchase shares and wafer credits. We have been released from our lock-up agreement with Tower with respect to 700,000 of the shares we have purchased. These shares are now available for sale.

        Net cash provided by financing activities was $2.5 million and $1.1 million in the six months ended June 30, 2002 and 2001, respectively. In the current six month period, we drew down $1.8 million from our credit line at Silicon Valley Bank and received funds from employee stock purchases. In the six months ended June 30, 2001, these funds came primarily from employee stock purchases.

        In June, 2002, we signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit and a $4.0 million equipment financing line. The revolving line bears interest at prime. The equipment line bears interest at prime plus 0.75%, and is secured by the specific equipment financed. Interest payments on the revolving line are due monthly. The equipment financing line must be paid in 36 equal installments from the date of each advance.

Any advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance. At June 30, 2002, we had drawn $1.8 million against the revolving line of credit.

        We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction of new products and expansion of sales and marketing efforts. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe the net proceeds of our offerings combined with existing capital resources and cash generated from operations will be sufficient to meet our needs for operating cashflow and our commitment to invest in Tower over the next 12 months, although we could seek to raise additional capital during that period. After the next 12 months, our capital and operating requirements will depend on many factors, including revenue, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses.

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

  •
  our ability to integrate existing and acquired operations; and

  •
  successful execution of our strategy to develop and market system-level products for the networking, communications and other markets.

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

We cannot assure you that we will return to profitability because we have a history of losses

        We incurred significant losses from our inception in 1988 through 1997, in 2001, and again in the first half of 2002. Our accumulated deficit as of June 30, 2002 was $81.7 million. We had net loss of $6.9 million for the six month period ending June 30, 2002. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

        We expect V3 to sell enough of the approximately 2.5 million shares issued to V3 in connection with our acquisition of certain assets from V3 to satisfy its creditors and distribute the remaining shares, if any, to it's stockholders. When these shares are sold, the market price of our common stock could fall. In addition, if our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products

        We have only recently started selling embedded standard products. In the six months ended June 2002, ESPs accounted for approximately 33% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

If the markets in which we sell our embedded standard products do not grow as we anticipate, it will materially and adversely affect our anticipated revenue

        The market for embedded standard products is relatively new and still emerging. If this market does not grow at the rate we anticipate, our business will be materially harmed. One of the reasons that this market might not grow as we anticipate is that many systems manufacturers are not yet fully aware of the benefits provided by embedded standard products, in general, or the benefits of our ESPs, specifically. Additionally, systems manufacturers may use existing technologies other than embedded standard products or yet to be introduced technologies to satisfy their needs. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of embedded standard products, our efforts may be unsuccessful or insufficient.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts

        To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We generally record as expenses the costs related to the development of new semiconductor products and software as these expenses are incurred. We also generally capitalize some items associated with these new products, such as purchased intellectual property and tooling. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

        If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six to twelve months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. Customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

        We may spend significant time and money on research and development to design and develop products around an emerging technology or industry standard. To date, we have introduced only two product families, QuickPCI and QuickASSP, that are designed to support specific industry standards. If an emerging technology or industry standard that we have identified fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

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

In order to return to profitability and remain profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products

        The average selling prices of our products historically have declined during the products' lives by, on average, approximately 7% per year, and we expect this trend to continue. If we are unable to achieve cost reductions, increase unit demand or introduce new higher-margin products in a timely manner to offset these price declines, our business would be materially harmed.

        In addition, the selling prices for our products fluctuate significantly with real and perceived changes in the balance of supply and demand for our products and comparable products. The growth in the worldwide supply of FPGA's in recent periods has added to the decrease in the average selling prices for our products. In addition, we expect our competitors to invest in new manufacturing process technologies and achieve significant manufacturing yield improvements in the future. These developments could increase the worldwide supply and decrease the manufacturing cost of FPGA's and alternate products and create additional downward pressure on customer pricing. If the worldwide supply of FPGA's grows faster than the demand for such products in the future, the price for which we can sell such products may decline, which would materially harm our business.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

        We employ independent, third-party distributors to market and sell a significant portion of our products. During the first six months of 2002, approximately 71% of our sales were made through our distributors. Three distributors together accounted for approximately 37% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

        Many of our distributors, including our principal distributors, market and sell products for other companies, and many of these products may compete directly or indirectly with our products. We generally are not one of the principal suppliers of products to our distributors. If our distributors give higher priority or greater attention to the products of other companies, including products that compete with our products, our business could be materially harmed.

We may be unable to accurately predict quarterly results if distributors are inaccurate or untimely in providing us with their resale reports, which could adversely affect the trading price of our stock

        Since we recognize revenue from sales of certain products to our distributors only when these distributors make sales to customers, we are highly dependent on the accuracy and timeliness of their resale reports. Inaccurate resale reports contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations, particularly in the last month of the quarter. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our stock price could materially fluctuate. Distributors occasionally increase their inventories of our products in anticipation of growth in the demand for our products. If this growth does not occur, distributors will decrease their orders for our products in subsequent periods, and our business could be materially harmed.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenues to decline

        We sell our products on a purchase order basis through our distributors and direct sales channels, and our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return unprogrammed products to us. Contractually, our distributors are permitted to return up to 10%, by value, of the products they purchase from us every six months. If our customers cancel or defer significant purchase orders or our distributors return our products, our inventories would increase, which could materially harm our business.

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

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

        We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring qualified sales and technical personnel can be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

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

        Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

        Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines. As a result, our manufacturing operations are subject to risks of political instability, including the risk of conflict between Taiwan and the People's Republic of China and conflict between North Korea and South Korea. Moreover, the majority of available manufacturing capacity for our products is located in Taiwan and South Korea. In addition, although none of our current products are manufactured by Tower Semiconductor, our future products could be subject to risk due to the conflict between Israel and Palestine.

        Sales to customers located outside the United States accounted for 43% and 42% of our total sales for the six month ending June 2002 and 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our certificate of incorporation, bylaws, Shareholder Rights Plan, and Delaware law contain provisions that could discourage a takeover

        Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of QuickLogic or a change in our management. Our certificate of incorporation provides that we will have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board makes it more difficult for third parties to insert their representatives on our board of directors and gain control of QuickLogic. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock. The certificate also provides that our board of directors may, without further action by the stockholders, issue shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions thereof. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of QuickLogic. We adopted a Shareholder Rights Plan in 2001. The Rights Plan could discourage an acquisition of QuickLogic that has not been approved by the board of directors.

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

If our share price falls further, we could be delisted from the Nasdaq National Market

        The minimum per share bid price required under market place Rule 4450(a)(5) to maintain a listing on the Nasdaq National Market is $1.00. Our common stock traded as low as $2.19 during the first half of 2002. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, because prices for delisted stock are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of government issued securities and commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2002 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, these negative impacts on expenses would not be offset by any positive effects on revenue. For the six months ended June 2002, operating expenses denominated in foreign currencies were approximately 11%.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of QuickLogic was held on April 23, 2002. The following matters were voted upon at the meeting:

  (i)
  The following nominees were elected to hold office as Class III directors until 2005:

Nominee	Votes For	Votes Withheld	Abstentions
E. Thomas Hart	20,878,193	247,362
Robert J. Boehlke	21,048,405	77,150
  (ii)
  The ratification of PricewaterhouseCoopers LLP as independent accountants of Symphonix for the fiscal year ending December 31, 2002.

Votes For	21,106,990
Votes Against	10,233
Abstentions	8,332
Broker Non-votes

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibits are filed with this report:

Exhibit Number	Description
10.22	Loan Agreement dated June 28, 2002, between QuickLogic Corporation and Silicon Valley Bank.
10.23	Amendment dated May 28, 2002 to Agreement between QuickLogic Corporation and Tower Semiconductor Ltd., dated December 12, 2002.
99.1	Certification of CEO and CFO.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION
Dated: August 2, 2002	/s/ ARTHUR O. WHIPPLE Arthur O. Whipple Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

QuickLinks

Table of Content
  Part I. Financial Information
  Item 1. Financial Statements
QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS (In thousands)
QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
QUICKLOGIC CORPORATION CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures