Form 10-Q
period 2002-09-30
QUICKLOGIC CORPORATION
filed 2002-11-13
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☒ No ☐

As of November 7, 2002, 23,461,485 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

SEPTEMBER 30, 2002

Part I. Financial Information
Item 1. Financial Statements
Condensed Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001
Condensed Unaudited Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Condensed Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001
Condensed Unaudited Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2002 and 2001
Notes to Condensed Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$8,315	$6,565	$24,156	$25,487
Cost of revenue	6,226	4,346	15,191	17,552
Gross profit	2,089	2,219	8,965	7,935
Research and development	3,965	3,691	10,633	10,330
Selling, general and administrative	4,030	4,346	11,427	13,304
Total operating expenses	7,995	8,037	22,060	23,634
Operating loss	(5,906)	(5,818)	(13,095)	(15,699)
Writedown of marketable securities	—	(6,844)	—	(6,844)
Interest and other, net	(114)	302	222	1,618
Loss before taxes	(6,020)	(12,360)	(12,873)	(20,925)
Provision for income tax	—	—	—	—
Net loss	$(6,020)	$(12,360)	$(12,873)	$(20,925)

Net loss per share:
Basic	$(0.26)	$(0.56)	$(0.55)	$(1.00)
Diluted	$(0.26)	$(0.56)	$(0.55)	$(1.00)
Shares used in per share calculations:
Basic	23,449	22,191	23,228	20,863
Diluted	23,449	22,191	23,228	20,863

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$21,156	$28,853
Accounts receivable, net	5,314	3,101
Inventory	8,796	13,592
Other current assets	1,883	2,595
Total current assets	37,149	48,141
Property and equipment, net	12,838	14,675
Investment in Tower Semiconductor Ltd.	6,373	5,390
Other assets	17,413	16,053
TOTAL ASSETS	$73,773	$84,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,185	$4,293
Accrued liabilities	2,294	1,784
Deferred income on shipments to distributors	1,497	1,468
Current portion of long-term obligations	1,331	222
Total current liabilities	9,307	7,767
Long-term obligations	2,957	2,069
Stockholders’ equity:
Common stock, at par	23	23
Additional paid-in capital	150,660	149,734
Deferred compensation	(224)	(475)
Accumulated other comprehensive loss	(1,218)	—
Accumulated deficit	(87,732)	(74,859)
Total stockholders’ equity	61,509	74,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,773	$84,259

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(12,873)	$(20,925)
Adjustments to reconcile net income to net cash flow:
Provided by (used for) operating activities:
Depreciation	2,739	2,391
Asset write-off	1,039	—
Inventory writedown	1,618	3,724
Amortization of deferred compensation	251	316
Writedown of marketable securities	—	6,844
Gain (Loss) on disposal of fixed assets	—	8
Changes in assets and liabilities:
Accounts receivable	(2,213)	2,526
Inventory	3,178	(6,732)
Other assets	629	346
Accounts payable	(108)	(2,120)
Accrued liabilities and other obligations	205	(3,137)
Net cash used for operating activities	(5,535)	(16,759)
Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(1,751)	(6,342)
Investment in Tower Semiconductor Ltd., and other assets	(3,668)	(14,975)
Net cash used for investing activities	(5,419)	(21,317)
Cash flows from financing activities:
Payment of long term obligations	(114)	(151)
Proceeds from issuance of common stock, net	926	1,191
Proceeds from borrowing	2,445	458
Net cash provided by financing activities	3,257	1,498
Net decrease in cash	(7,697)	(36,578)
Cash at beginning of period	28,853	70,210
Cash at end of period	$21,156	$33,632

Supplemental non-cash investing and financing activities:
Estimated fair value of tangible assets acquired	—	$2,451
Liabilities assumed	—	(223)
Goodwill	—	11,428
Direct acquisition cost	—	(567)
Issuance of common stock	—	$13,089

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss	$(6,020)	$(12,360)	$(12,873)	$(20,925)
Other comprehensive loss, net of tax:
Net unrealized loss on investments	(1,337)	—	(1,218)	—
Total comprehensive loss	$(7,357)	$(12,360)	$(14,091)	$(20,925)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors (“FPGAs”), embedded standard products (“ESPs”) and associated software and hardware tools.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America and include all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current three month period ended Sunday, September 29, 2002.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

The Company primarily uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. The Company does not use derivative financial instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly–owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates, and material effects on our operating results and financial position may result.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(6,020)	$(12,360)	$(12,873)	$(20,925)

Denominator:
Common stock	23,449	22,191	23,228	20,863
Weighted average shares outstanding for basic	23,449	22,191	23,228	20,863
Stock options	—	—	—	—
Weighted average shares outstanding for diluted	23,449	22,191	23,228	20,863

Net loss per share
Basic	$(0.26)	$(0.56)	$(0.55)	$(1.00)

Diluted	$(0.26)	$(0.56)	$(0.55)	$(1.00)

For the nine months ended September 30 2002, 6,713,369 shares with a weighted average exercise price of $7.58 were excluded because their effect would be anti-dilutive. For the nine months ended September 30, 2001, 6,968,447 shares with a weighted average exercise price of $8.22 were excluded because their effect would be anti-dilutive. While these options are currently anti-dilutive, they could be dilutive in the future.

Note 3. Investment in Tower Semiconductor, Ltd.

On May 28, 2002, the Company entered into an Amendment (the “Amendment”) to the original Share Purchase Agreement (the “Agreement”) signed December 12, 2000, with Tower Semiconductor Ltd. (“Tower”). Under the Amendment, the Company agreed to make its third and fourth payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange for these payments, Tower agreed to issue shares with a value equal to 60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied immediately toward wafer purchases from Tower, up to 7.5% of the value of the purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing the Company to sell these shares on the open market. On September 30, 2002, the Company’s balance sheet reflected a cumulative comprehensive loss of $1.2 million to account for the decrease in value of the 700,000 shares of Tower that were available for sale as of that date.

In fiscal 2001, the Company made payments of $14.0 million to purchase shares of common stock and wafer credits from Tower under the Agreement. In September of 2001, the Company wrote down its holding value of Tower shares by $6.8 million.  At December 31, 2001, the Company’s balance sheet reflected 951,926 shares in Tower with a carrying value of $5.4 million, and $1.8 million in wafer credits. On May 31, 2002, the Company made an additional payment of $3.7 million to Tower, and in exchange, received an additional 357,166 shares and $1.5 million in wafer credits. At September 30, 2002, the Company’s balance sheet reflected 1,309,092 shares in Tower with a carrying value of $6.4 million, and $3.2 million in wafer credits.  On October 1, 2002, the Company made its scheduled $3.7 million payment to Tower and received an additional 448,276 shares in Tower and an additional $1.5 million in wafer credits.

Note 4. V3 Semiconductor Acquisition

On August 1, 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of Application Specific Standard Products (ASSPs).  This acquisition is designed to accelerate the Company’s ESP strategy by strengthening the ability to develop and market system-level products for the communications and networking markets.  The results of V3 have been included in the Company’s operating results from the date of acquisition.  Details of the purchase are as follows (in thousands):

Acquisition Date	August 1, 2001

Shares issued	2,522

Value of shares issued	$13,089
Direct acquisition cost	567

Total purchase price	$13,656

The total purchase price for each acquisition has been allocated as follows (in thousands):

Fixed assets	$1,170
Inventory	1,281
Assumed liabilities	(223)
Goodwill	11,428

Total purchase price	$13,656

The Company has not identified any intangible assets associated with the purchase, and accordingly has allocated to Goodwill all of the purchase price in excess of book value of net assets acquired.

The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended September 30, 2001, as if the acquisition had taken place on January 1, 2001.

These pro forma results do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share data):

PROFORMA

Nine Months Ended September 30, 2001

Net revenues	$26,717
Net income (loss)	(23,602)

Net loss per share
Basic	(1.01)
Diluted	(1.01)
Weighted average shares
Basic	23,385
Diluted	23,385

Note 5. Balance Sheet Components

	September 30, 2002	December 31, 2001
	(in thousands)
Inventory:
Raw materials	$758	$1,211
Work-in-process	6,986	10,819
Finished goods	1,052	1,562
Total inventory	$8,796	$13,592

	September 30, 2002	December 31, 2001
	(in thousands)
Other assets:
Prepaid deposits	$81	$73
Prepaid license fees	1,687	1,687
Deferred compensation	805	647
Goodwill	11,428	11,428
Prepaid wafer credits	3,246	1,779
Other assets-long term	166	439
Total other assets	$17,413	$16,053

Note 6. Long-term Obligations

Notes Payable to Bank

In June, 2002, QuickLogic signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit and a $4.0 million equipment financing line. The revolving line bears interest at prime, currently 4.75%. The equipment line bears interest at prime plus 0.75%, and is secured by the specific equipment or software financed. Interest payments on the revolving line are due monthly. The equipment financing line must be paid in 36 equal installments from the date of each advance. Any advances for software purchases must be paid in 30 equal installments from the date of each advance. Terms of the note require the

Company to maintain a tangible net worth of $49.0 million and to maintain cash and short-term investment balances of $15.0 million at Silicon Valley Bank.  At September 30, 2002, the Company had drawn $1.9 million against the equipment line, and $500,000 against the revolving line of credit, the Company’s tangible net worth was approximately $50.1 million and there was approximately $21.1 million of cash and short term investment balances on account at Silicon Valley Bank.

Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited into a common trust account. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted annually to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets. The related obligations are recorded as long-term obligations on the balance sheet.  The liability accrued under the Company’s Deferred Compensation Plan as of September 30, 2002 was $813,000 compared to  $647,000 as of December 31, 2001.

Prepaid Royalty

In October 2000, QuickLogic entered into a technology license agreement with Aeroflex UTMC. Under the terms of the technology agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC which will be recognized as revenue when products with the licensed technology are sold by Aeroflex UTMC. Aeroflex UTMC had not made any royalty–bearing shipments through September 30, 2002, and accordingly, no royalty income has been recognized.

Note 7. Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000, net of reversals associated with unvested shares of terminated employees. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the nine months ended September 30, 2002 and 2001, deferred stock compensation amortization was $251,000 and $316,000, respectively.

Note 8. New Accounting Pronouncements

In July, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities.  SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Note 9.  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)  No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests on at least an annual basis in accordance with SFAS No. 142. Accordingly, the Company’s goodwill balance of $11.4 million will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. If an impairment is deemed to exist, it will be recorded at that time.  The Company completed a goodwill impairment review as of September 30, 2002, and found no impairment.

Note 10. Accumulated Other Comprehensive Loss

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  SFAS 130 establishes standards for reporting comprehensive income (loss) and it’s components in financial statements. During the nine month period ended September 30, 2002 the Company recorded a cumulative comprehensive loss in the amount of $1.2 million, which represents unrealized holding losses on available for sale shares of Tower Semiconductor Ltd.

Note 11. Income Taxes

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company’s products. Based on these factors, no provision for income taxes was recorded for the nine month periods ended September 30, 2002 and 2001. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Note 12. Information Concerning Business Segments and Major Customers

Information About Geographic Areas

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. Shipments to some of the Company’s distributors are made to centralized purchasing and distributing locations, which in turn sell through to other locations. As a result of these factors, QuickLogic believes that sales to certain geographic locations might be higher or lower, though accurate data is difficult to obtain.

The following is a breakdown of revenues by shipment destination for the nine months ended September 30, 2002 and 2001:

	September 30, 2002	September 30, 2001
	(in thousands)
Regional Revenue:
Asia Pacific	$2,343	$1,978
Europe	5,007	5,644
Japan	3,148	2,644
North America	13,658	15,221
Total Revenue	$24,156	$25,487

Four distributors of the Company’s products accounted for approximately 19%, 13%, 7% and 6% of revenues in the nine months ended September 30, 2002. Four distributors of the Company’s products accounted for approximately 23%, 10%, 8% and 6% of revenues in the nine months ended September 30, 2001.  No other customer accounted for more than 5% of revenues for the periods presented.  Less than 15% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13. Commitments

On December 12, 2000 QuickLogic entered into a Share Purchase Agreement (the “Agreement”) with Tower Semiconductor Ltd. under which the Company agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build a new wafer fabrication facility. Under the terms of the Agreement, the Company’s investment will be made in several stages over approximately 22 months, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for the Company’s proprietary ViaLink technology, and supply QuickLogic with a guaranteed portion of the new fabrication facility’s available wafer capacity at competitive pricing, with first production expected in 2003. Per the terms of the Agreement, the Company paid Tower three payments totaling $14 million in 2001. On May 28, the Company signed an amendment to this Agreement, which did not change the number or amount of the payments the Company agreed to make. Per the terms of the amended Agreement, the Company made two payments of $3.7 million each on May 31, 2002, and on October 1, 2002.  The Company has one payment of $3.7 million remaining under the Agreement.  This payment is expected to become due in 2003.

Note 14. Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote the Company’s initial public offerings, the Company, and some of the Company’s officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-CV-9503.  The complaint  alleges  excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering and  artificially high prices through “tie-in” arrangements which required customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws.  Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000.   The court

has appointed a lead plaintiff in this litigation.  On April 19, 2002, plaintiffs filed an amended complaint.  Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering.  Defendants in these cases have filed omnibus motions to dismiss on common pleading issues.  Oral argument on these omnibus motions to dismiss has been scheduled.  The Company’s officers and directors have been voluntarily dismissed without prejudice.  The Company believes that the allegations against it are without merit and intends to defend the case vigorously.

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received and may receive in future, communications alleging that its products or processes may infringe on product or process technology rights held by others. The Company may in the future be involved in litigation with respect to alleged infringement by it of another party’s patents.

In the future, the Company may be involved with litigation to:

•              Enforce its patents or other intellectual property rights;

•              Protect its trade secrets and know-how;

•              Determine the validity or scope of the proprietary rights of others; and

•              Defend against claims of infringement or invalidity.

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 15. Subsequent Events

On November 4, the Company announced it would cut its workforce by approximately 55 people worldwide (or approximately 25 percent of the Company’s workforce), as part of its ongoing cost reduction efforts in the face of the continuing semiconductor industry downturn.  The reduction is expected to be complete by November 30, 2002.  The Company expects to record a restructuring charge of up to  $800,000 in the fourth quarter of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001, found in our Annual Report on Form 10-K filed March 14, 2002.

Statements in this section, and elsewhere in this Annual Report on Form 10-Q, which express that QuickLogic “believes”, “anticipates” or “plans to...”, as well as other statements which are not historical fact, are forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Factors Affecting Future Results.”

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

In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. V3, based in Toronto, Ontario, manufactured application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. The acquisition was designed to accelerate our ESP strategy by strengthening our ability to develop and market system–level products for the communications and networking markets. The acquisition was accounted for as a purchase. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3. On June 20, 2002, V3’s plan of reorganization was approved by the bankruptcy court. During the quarter ended June 30, 2002, we filed a Registration Statement on Form S-3 to allow V3 to sell sufficient shares to satisfy its creditors in cash. On July 17, 2002, the SEC declared the S-3 effective. Any remaining shares will be distributed to the stockholders of V3 in accordance with the plan of reorganization.

On December 12, 2000, we entered into a Share Purchase Agreement with Tower Semiconductor Ltd. Under the Agreement, we agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build a new wafer fabrication facility. The new fabrication facility will produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology. In return for the investment, we will receive equity and committed production capacity in the advanced fabrication facility that Tower is building. In connection with the Agreement, we also entered into a foundry agreement under which we are entitled to a certain amount of wafer purchase credits.

On May 28, 2002, the Company entered into an Amendment to the original Tower Share Purchase Agreement. Under the Amendment, the Company agreed to make two payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange for these payments, Tower agreed to issue shares with a value equal to 60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied toward wafer purchases from Tower, up to 7.5% of the value of these purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing the Company to sell these shares on the open market.  Following the October 1, 2002 payment, we have a remaining payment of $3.7 million to be paid to Tower under the terms of the Agreement.  We believe this payment will become due in 2003.

We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 67% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on these programmed products at the time of shipment. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through each of these channels was 69% and  31% percent for the nine months ended September 30, 2002, compared to 62% and 38% for the nine months ended September 30, 2001.

Four distributors accounted for 19%, 13%, 7% and 6% of sales, respectively, in the nine months ended September 30, 2002.  Four distributors accounted for 23%, 10%, 8% and 6% respectively, in the nine months ended September 30, 2001. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

Our international sales were 43% and 40% of our total sales for the nine months ended September 30, 2002 and 2001, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

The semiconductor industry is intensely competitive and our products are subject to price erosion.  Average selling prices for our products typically decline rapidly during the first six to 12 months after their introduction, then decline less rapidly as the products mature. We attempt to offset the overall reduction in sales from declining selling prices by introducing new products.  We attempt to maintain gross margins even as average selling prices decline through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions. However, the markets in which we operate are highly competitive, and we may not be able to successfully maintain gross margins. Any significant decline in our gross margins may materially harm our business.

We outsource the wafer manufacturing, assembly and test of all of our products. We rely primarily upon Taiwan Semiconductor Manufacturing Company and Cypress Semiconductor Corporation to manufacture our products, and we rely primarily upon Amkor Technology, ChipPAC, Inc.  and ASE to assemble and test our products.   Once our supplier begins production, we are obligated to take delivery of, and pay for, the product that we have ordered.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer.  In addition, under our arrangements with Cypress, we are obligated to provide forecasts and enter into binding obligations for anticipated wafer purchases.  These long manufacturing cycle time are at odds with our customers’ desire for short delivery lead times and as a result we typically purchase wafers based on internal forecasts of demand.  In the future, to the extent that we inaccurately forecast total demand or the mix of demand, we may have limited our ability to react to fluctuations in demand for our products, which could lead to excesses or shortages of wafers for a particular product.

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

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.9	66.2	62.9	68.9
Gross profit	25.1	33.8	37.1	31.1
Research and development	47.7	56.2	44.0	40.5
Sales, general and administrative	48.4	66.2	47.3	52.2
Operating expenses	96.1	122.4	91.3	92.7
Operating loss	(71.0)	(88.6)	(54.2)	(61.6)
Writedown of marketable securities	—	(104.3)	—	(26.8)
Interest income and other, net	(1.4)	4.6	0.9	6.3
Net loss	(72.4)	(188.3)	(53.3)	(82.1)

Three and Nine months Ended September 30, 2002 and September 30, 2001

Revenue.  Revenue increased 26.7% to $8.3 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001.  During the current quarter, we experienced increased unit sales for all products in all regions versus the three month period ended September 30, 2001. Our revenue growth since the third quarter of 2001 occurred between the third quarter of 2001 and the second quarter of 2002. Company sales increased sequentially by 4% in the fourth quarter of 2001, and by 10% and 12% sequentially in the first two quarters of 2002.  Revenue in the third quarter of 2002 was essentially flat sequentially.  Our management expects that sequential revenue growth in the fourth quarter of 2002 will be 0% to (5%).  We cannot assure you that this will occur and our actual revenues could differ materially from this expectation.  For the nine months ended September 30, 2002, revenue decreased 5.2% to $24.2 million from $25.5 million for the nine months ended September 30, 2001.

Gross Profit.  Gross profit was $2.1 million and $2.2 million for the three months ended September 30, 2002 and 2001, respectively, which was 25.1% and 33.8% of revenue for those periods. During the current quarter, we wrote down inventory by $1.6 million.  This write down was primarily due to obsolescence reserves and charges on two products that were written down to their net realizable value. We are planning to reduce the cost of producing these two products.  Without this write down, our gross profit would have been 44.6% of revenues in the current quarter compared to 33.8% one year ago.  We expect that our gross profit will be between 40% and 50% of revenues for the next few quarters. Gross profit was $9.0 million and $7.9 million in the nine months ended September 30, 2002 and 2001, which was 37.1% and 31.1% of revenue for those periods. During the nine months ended September 30, 2002 and 2001 we wrote down inventory by $1.6 million and $3.7 million, respectively.  Without these charges, our gross profit would have been approximately $10.6 million and $11.7 million, which was 43.8% and 45.7% of revenue for those periods.

Research and Development Expense.  Research and development expense includes personnel and other costs associated with the development of product designs, process technology, software and programming hardware. Research and development expenses increased to $4.0 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001.  However, as a percentage of revenue, they decreased, coming in at 47.7% for the current quarter versus 56.2% for the quarter ended September 30, 2001. During the third quarter our engineers in Canada completed work on their first QuickLogic product design.  As a result of this experience and changes made in our product development process, we determined that certain emulation hardware and intellectual property assets acquired from V3 Semiconductor one year ago should be written off.  Current quarter research and development expenses include $1.0 million of asset write-downs, primarily associated with these acquired assets.    Without this write down, our research and development expense for the current quarter would have been approximately $2.9 million, a decline of $800,000 from the third quarter of 2001. Current quarter expense reflects some non-recurring savings associated with temporary cost reductions, primarily a one week forced shutdown. For the nine months ended September 30, 2002 and 2001, research and development expense increased to $10.6 million from $10.3 million.  Without the write down discussed above, our research and development expenses for the nine month period would have been $9.6 million, a decrease of $700,000 from the nine months ended September 30, 2001. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. We expect that fourth quarter research and development expenses will decline sequentially, since we had a $1.0 million asset write-off in the third quarter.  Excluding the impact of the third quarter write-off, research and development expenses are expected to be flat to higher sequentially.

Selling, General and Administrative Expense.  Selling expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. Selling, general and administrative expense decreased to $4.0 million for the three months ended September 30, 2002 compared to $4.3 million for the three months ended September 30, 2001. As a percentage of revenue, it decreased to 48.4% for the three months ended September 30, 2002 from 66.2% for the three months ended September 30, 2001. Selling, general and administrative expense decreased to $11.4 million for the nine months ended September 30, 2002 from $13.3 million for the nine months ended September 30, 2001.  As a percentage of revenue, it decreased to 47.3% in the current nine month period from 52.2% in the nine months ended September 30, 2001.  These reductions in spending are mostly due to a workforce reduction that occurred in October, 2001, and a temporary 10% to 30% reduction in pay for all salaried workers that was in effect from October 2001 to April, 2002. We expect that fourth quarter selling, general and administrative expense will be within $100,000 of third quarter expense. Selling, general and administrative expense is expected to decline in the first quarter of 2003.

Interest and Other Income, Net.  Interest and other income, net, was a net expense of $114,000 in the three months ended September 30, 2002 compared to an income of $302,000 for the three months ended September 30, 2001. Interest and other income, net, was an income of $222,000 in the nine months ended September 30, 2001 as compared to an income of $1.6 million for the nine months ended September 30, 2001. This decrease is primarily due to lower interest rates with less funds on deposit, and an increase in the amount of interest expense paid on our equipment and revolving lines.  We anticipate that interest expense on the new credit facilities will cause this number to continue to be a net expense in the future.

Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the three months ended September 30, 2002 and 2001, deferred stock compensation amortization was $83,000 for each period.  For the nine months ended September 30, 2002 and 2001, deferred stock compensation amortization was $251,000 and $316,000, respectively.

Provision for Income Taxes.  No provision for income taxes was recorded for the three months or nine months ended September 30, 2002 or 2001 because we incurred a loss.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of the Company’s products. Based on these factors, no provision for income taxes was recorded for the nine month period ended September 30, 2002. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Tower Investment Valuation.  The value of our Tower shares available for sale declined by $1.2 million during the nine months ended September 30, 2002.  The decrease was recorded within stockholders’ equity as accumulated other comprehensive loss.  We will continue to evaluate the Tower investment quarterly to determine whether there has been an other-than-temporary impairment in the value of this asset.  In future periods, we may record a gain or loss when we sell our Tower shares or when an other-than-temporary impairment is determined to exist.

Liquidity and Capital Resources

At September 30, 2002 we had $21.2 million in cash, a decrease of $7.7 million from cash held at December 31, 2001. As of September 30, 2002, we had an accumulated deficit of $87.7 million.

Net cash used for operating activities was $5.5 million and $16.8 million in the first nine months of  2002 and 2001, respectively. The approximately $11.2 million relative change in operating cash consumption is primarily due to a $9.9 million improvement in the impact of inventory on our cash flow.  Inventories were reduced by $3.2 million in the first nine months of 2002, compared to an increase of  $6.7 million in the first nine months of 2001. During the first nine months of 2002 our quarterly revenues have increased; we have focused on reducing inventories during this period.  During this period the main uses for operating cash were a net loss of $12.9 million and an increase in accounts receivable of $2.2 million. We were able to partially offset the cash impact of the loss and receivables increase with a $3.2 million decrease in inventory and a $600,000 reduction in other assets. The net loss of $12.9 million includes adjustments totaling $5.6 million, such as depreciation of $2.7 million, inventory write-offs of $1.6 million and asset write downs of $1.0 million.  During the first nine months of 2001 our quarterly revenues declined sequentially and while we were able to reduce our manufacturing commitments during this time, we could not reduce our commitments as quickly as our revenues declined.  For the nine months ended September 30, 2001, the main uses of operating cash were a net loss of $20.9 million, a $6.7 million increase in inventory, and a $5.3 million reduction in accounts payable, accrued liabilities and other obligations, offset by a $2.5 million reduction in accounts receivable. The net loss of $20.9 million includes adjustments totaling $13.3 million, such as depreciation of $2.4 million, inventory write-offs of $3.4 million and a non cash write down of Tower shares of $6.8 million.

Net cash used for investing activities was $5.4 million and $21.3 million in the nine months ended September 30, 2002 and 2001, respectively.  In the current nine month period, $3.7 million was used for one installment payment to Tower Semiconductor Ltd., pursuant to our Share Purchase Agreement, and the remainder was used for the acquisition of property and equipment. In the nine months ended September 30, 2001, $14.0 million was used for installment payments to Tower pursuant to our Share Purchase Agreement and $6.3 million was used for the acquisition of property and equipment. We made a scheduled payment to Tower on October 1, 2002 of $3.7 million to purchase additional shares and wafer credits.  We have a remaining payment of $3.7 million which is expected to be due to Tower in 2003 under the terms of the original Share Purchase Agreement.  We have been released from our lock–up agreement with Tower with respect to 700,000 of the shares we have purchased. These shares are now available for sale, subject to applicable securities laws. Our capital expenditures over the next few quarters will be driven by decisions to develop and introduce new products, and may increase over historical levels.

Net cash provided by financing activities was $3.3 million and $1.5 million in the nine months ended September 30, 2002 and 2001, respectively. In the current nine month period, we drew down $2.4 million from our credit line at Silicon Valley Bank and received funds from employee stock purchases. In the nine months ended September 30, 2001, these funds came primarily from employee stock purchases.

In June 2002, we signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit and a $4.0 million equipment financing line. The revolving line bears interest at prime, which is currently 4.75%. The equipment line bears interest at prime plus 0.75%, and is secured by the specific equipment financed. Interest payments on the revolving line are due monthly. The equipment financing line must be paid in 36 equal installments from the date of each advance. Any advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance. Terms of the note require the Company to maintain a tangible net worth of $49.0 million and to maintain cash and short term investment balances of $15.0 million at Silicon Valley Bank.  At September 30, 2002, we had drawn $1.9 million against the equipment line, and $500,000 against the revolving line of credit, our tangible net worth was approximately $50.1 million and we had approximately $21.1 million of cash and short-

term investment balances on account at Silicon Valley Bank.

In the middle of the third quarter of 2002, our expectation was that sequential revenue growth of 5.0% to 10.0% a quarter would allow the Company to reduce its net operating losses sequentially, and that continued significant reductions in inventory would partially mitigate the effect of these losses on the Company’s cash flow.  The Company’s revenue declined $45,000 sequentially in the third quarter of 2002, and the Company had a net loss of $6.0 million in the quarter.  This loss included depreciation, inventory write-offs and asset write downs totaling $3.6 million.  The Company’s net loss without these non-cash charges was $2.4 million.  We believe that the comparable loss in the fourth quarter of 2002 could exceed $2.4 million, and that inventory reductions would only mitigate $300,000 to $700,000 of this loss.  In addition, the Company was obligated to make a payment of $3.7 million to Tower Semiconductor on October 1, 2002 and expects that a final $3.7 million payment to Tower will become due in 2003. As a result, the Company decided to reduce its operating expenses and manufacturing overhead, net of non-cash charges.  On November 4, 2002, the Company announced a reduction in force of approximately 55 people. The Company anticipates annualized savings of approximately $5 million in manufacturing and operating expenses from this action and expects to record a restructuring charge of up to  $800,000 in the fourth quarter of 2002.

We believe that our existing resources, together with cash generated from our operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the revenue and gross margin that we generate, the inventory levels we maintain, the level of investment we make in new technologies and improvements to existing technologies and the levels of monthly expenses required to launch new products. To the extent that existing resources and future earnings are insufficient to fund our future activities, we may need to raise additional funds through public or private financings. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Contractual Obligations
Operating/Capital Leases	$4,154	$884	$1,263	$1,123	$884
Investment in Tower	7,334	7,334	—	—	—
Wafer Purchases	397	397	—	—	—

Total Contractual Cash Obligations	$11,885	$8,615	$1,263	$1,123	$884

Other Commercial Commitments

Equip/Software Loans	$1,945	$586	$1,082	$277	—
Revolving Line of Credit	500	500	—	—	—

Total Commercial Commitments	$2,445	$1,086	$1,082	$277	—

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgements and estimates that affect the amounts reported in our financial statements and accompanying notes.  Our management believes that we consistently apply judgements and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented.  However, any factual errors or errors in these judgements and estimates may have a material impact on our statement of operations and financial conditions.  For a discussion of our critical accounting policies, please see the discussion in our  Annual Report on Form 10-K for fiscal year ended December 31, 2001, filed on March 14, 2002.

Factors Affecting Future Results

Our future operating results are likely to fluctuate and therefore may fail to meet expectations which could cause our stock price to decline.

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

•                                          changes in our product mix;

•                                          our inability to adjust our fixed costs in the face of any declines in revenue;

•                                          our ability to integrate existing and acquired operations;

•                                          successful execution of our strategy to develop and market embedded system products;

•                                          our inventory levels and product obsolescence; and

•                                          our ability to reduce our manufacturing costs in response to competitive product or pricing pressure.

Factors that could cause our operating results to fluctuate that depend upon our suppliers and customers include:

•                                          the timing of significant product orders, order cancellations and reschedulings;

•                                          the availability of production capacity and fluctuations in the costs or manufacturing yields at the facilities that manufacture our devices; and

•                                          the cost of raw materials and manufacturing services from our suppliers.

Factors that could cause our operating results to fluctuate that are industry risks include:

•                                          intense competitive pricing pressures;

•                                          introductions of or enhancements to our competitors’ products; and

•                                          the cyclical nature of the semiconductor industry.

Other factors that could cause our operating results to fluctuate include:

•                                          general economic, market, political and social conditions in the countries where we sell our products;

•                                          adverse movements in exchange rates, interest rates, or tax rates; or

•                                          an other than temporary impairment in the value of the Tower Securities that we hold;

•                                          a gain or loss on the sale of Tower securities; or

•                                          litigation or potential litigation settlement provisions or expenses

Our day-to-day business decisions are made with these factors in mind. Although certain of these factors are out of our immediate control, unless we can anticipate, and be prepared with contingency plans that respond to these factors, we will be unsuccessful in carrying out our business plan.

We cannot assure you that we will return to profitability because we have a history of losses.

We incurred significant losses from our inception in 1988 through 1997, in 2001, and again in the first nine months of 2002. Our accumulated deficit as of September 30, 2002 was $87.7  million. We had net loss of $12.9 million for the nine month period ending September 30, 2002. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

We expect V3 to sell enough of the approximately 2.5 million shares issued to V3 in connection with our acquisition of certain assets from V3 to satisfy its creditors and distribute the remaining shares, if any, to it’s stockholders. During the quarter ended September 30, 2002, the V3 trustee sold approximately 1.8 million of these shares.  If and when the remaining shares are sold or distributed, the market price of our common stock could fall. In addition, if our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity–related securities in the future at a time and price that we deem appropriate.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing market marked by rapid technological change and the obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including ESPs. We introduced our ESPs in September 1998. To date, we have been selling our ESPs in limited quantities, and we must increase our sales of ESP products or our business will suffer. If any of the following occur, our business will be materially harmed:

•                                          we fail to complete and introduce new product designs in a timely manner;

•                                          we are unable to have these new products manufactured to meet cost targets or according to design specifications;

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

We have only recently introduced our embedded standard products; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from these products.

We have only recently started selling embedded standard products. In the nine months ended September 2002, ESPs accounted for approximately 34% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, their failure to gain acceptance with our customers could materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

If the markets in which we sell our embedded standard products do not grow as we anticipate, it will materially and adversely affect our anticipated revenue.

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

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

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

Our investment in Tower may become impaired.

The Company has devoted significant resources to its relationship with Tower Semiconductor, and through October 1, 2002, has invested approximately $21.3 million toward the completion of their wafer foundry facility.   Tower’s completion of this facility is dependent on its ability to obtain additional financing for the foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government’s Investment Center. The current political uncertainty and security situation in the region may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and ramp-up of production, the value of the Company’s investment in Tower will decline significantly or possibly become worthless and the Company may be unable to obtain the wafers needed to manufacture its products, which would harm its results of operations.

In addition, the value of the Company’s investment in Tower and its corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of the Tower investment declines further or the wafer credits are deemed to have little or no value, it may be necessary to record additional losses.  We expect that our final payment under the Share Purchase Agreement to Tower will become due during 2003.  If the terms of this final installment aren’t renegotiated prior to our payment, we may incur a loss on the shares purchased.

If we fail to comply with the covenants of our credit facility our financial condition could suffer.

Our $12 million credit facility with Silicon Valley Bank requires us to meet certain financial covenants, including an obligation to maintain a tangible net worth of $49.0 million and an obligation to maintain $15.0 million of cash and investment balances with Silicon Valley Bank. As of September 30, 2002, we had tangible net worth of $50.1 million and had approximately $21.1 million in cash and investment balances at the bank. Failure to renegotiate or to maintain any one of the loan covenants could result in an event of default, and amounts outstanding under the facility could become due and payable.  If this were to occur our financial condition could suffer.  If we were unable to repay the amounts due and payable at that time, foreclosure proceedings could be commenced on the property securing the credit facility.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

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

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure and underutilization of manufacturing capacity, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements.

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry-wide semiconductor oversupply, which could result in severe pricing pressure and underutilization of our manufacturing capacity. In a market with undersupply, we would have to compete with larger foundry customers for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors would materially harm our business.

None of our products is currently fabricated by more than one manufacturer, which exposes us to the risk of having to identify and qualify one or more substitute suppliers.

We depend upon independent third parties to fabricate, assemble and test our semiconductor products. None of our products is currently fabricated by more than one manufacturer. We have contractual arrangements with two of our three foundry manufacturers of semiconductors, Tower and Cypress, to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We purchase product from TSMC on a purchase order basis. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed.

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

Our business is subject to the risks of earthquakes and other catastrophic events.

A significant natural disaster, such as an earthquake, may cause disruption to our business.  In addition, although we have implemented network security measures, our computer systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.  Further, our business is subject to the effects of war and acts of terrorism.  Any catastrophic event, such as an earthquake or other natural disasters, the failure of our computer systems, or war or acts of terrorism, could significant impact our ability to maintain our records, pay our suppliers, or manufacture or ship our products.  If any such catastrophic event occurs, our operating results may fluctuate.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

Our agreements with third–party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are not permitted to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business.

If we fail to adequately reduce our product costs,  we may incur charges for the write down of inventory to its net realizable value.

The time between initial customer contact and  the customer’s decision to use our product may be 6-12 months or more.  An additional 6-12 months or more may pass before the customer purchases the product in significant volume.  Budgetary pricing may be given to the customer in anticipation of future product cost reductions.  If we fail to obtain the cost targets in a timely fashion our gross margin could be adversely impacted.  In addition, we could incur a charge for the write down of inventory to its net realizable value.  These factors could cause our operating results to fluctuate.

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

Yield reductions frequently occur in connection with the manufacture of newly introduced products. Newly introduced products, such as our Eclipse family of FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing–related defects. While we test our products, these products may still contain errors or defects that we find only after we have commenced commercial production. Our customers may not place new orders for our products if the products have reliability problems, which would materially harm our business.

We expect to continue to introduce new products based on more advanced wafer process technologies and new wafer suppliers.  Such transitions entail inherent technological risks and start-up difficulties that can adversely affect yields, costs, and time of delivery.  If any significant delay caused by start-up difficulties occurs our operating results may fluctuate.

We may be unable to grow our business if the markets in which our customers sell their products do not grow.

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

In order to return to profitability and remain profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

The average selling prices of our products historically have declined during the products’ lives by, on average, approximately 7% per year, and we expect this trend to continue. If we are unable to achieve cost reductions, increase unit demand or introduce new higher–margin products in a timely manner to offset these price declines, our business would be materially harmed.

In addition, the selling prices for our products fluctuate significantly with real and perceived changes in the balance of supply and demand for our products and comparable products. The growth in the worldwide supply of FPGA’s in recent periods has added to the decrease in the average selling prices for our products. In addition, we expect our competitors to invest in new manufacturing process technologies and achieve significant manufacturing yield improvements in the future. These developments could increase the worldwide supply and decrease the manufacturing cost of FPGA’s and alternate products and create additional downward pressure on customer pricing. If the worldwide supply of FPGA’s grows faster than the demand for such products in the future, the price for which we can sell such products may decline, which would materially harm our business.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third–party distributors to market and sell a significant portion of our products. During the first nine months of 2002, approximately 69% of our sales were made through our distributors. Four distributors together accounted for approximately 45% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

We may be unable to accurately predict quarterly results if distributors are inaccurate or untimely in providing us with their resale reports, which could adversely affect the trading price of our stock.

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

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenues to decline.

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

Many systems manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors such as Xilinx and Altera, which dominate the programmable logic market.

The semiconductor industry is intensely competitive and characterized by:

•                                          erosion of selling prices over product lives;

•                                          rapid technological change;

•                                          short product life cycles; and

•                                          strong domestic and foreign competition.

If we are not able to compete successfully in this environment, our business will be materially harmed. A primary cause of this highly competitive environment is the strength of our competitors. Our industry consists of major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Altera, Actel, and Lattice Semiconductor. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel.

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

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations which are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties’ patents. We evaluate these letters on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license.

We have in the past and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the  letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation would materially harm our business.

Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.  We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses which we deem important, it could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products.

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines. As a result, our manufacturing operations are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China and conflict between North Korea and South Korea. Moreover, the majority of available manufacturing capacity for our products is located in Taiwan and South Korea. In addition, although none of our current products are manufactured by Tower Semiconductor, our future products could be subject to risk due to the conflict between Israel and Palestine.

Sales to customers located outside the United States accounted for 43% and 40% of our total sales for the nine months ending September 2002 and 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and principal stockholders together control approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our certificate of incorporation, bylaws, Shareholder Rights Plan, and Delaware law contain provisions that could discourage a takeover.

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

Our common stock has only been publicly traded for a short time, and we expect the price of our common stock will fluctuate substantially.

Prior to our initial public offering on October 15, 1999, there was no public market for shares of our common stock. The market price for our common stock may be affected by a number of factors, including:

•                                          the announcement of new products or product enhancements by us or our competitors;

•                                          quarterly variations in our or our competitors’ results of operations or balance sheets;

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

If our share price falls substantially, we could be delisted from the Nasdaq National Market.

The minimum per share bid price required under market place Rule 4450(a)(5) to maintain a listing on the NASDAQ National Market is $1.00. Our common stock traded as low as $.92 during the quarter ended September 30, 2002. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, because prices for delisted stock are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for investors to sell shares, and they may lose some or all of their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of government issued securities and commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2002 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. We conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, these negative impacts on expenses would not be offset by any positive effects on revenue. For the nine months ended September 2002, approximately 16% of our operating expenses were denominated in foreign currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.               Exhibits

The following Exhibits are filed with this report:

Exhibit

Number        Description

10.24                                       Form of Indemnification Agreement

10.25                                       Amendment, dated July 31, 2002 to Lease, dated June 17, 1995, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.

99.1                                             CEO and CFO Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: November 12, 2002	Carl M. Mills Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

CERTIFICATIONS

I, E. Thomas Hart, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of QuickLogic Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a.)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ E. Thomas Hart
E. Thomas Hart
Chief Executive Officer

I, Carl M. Mills, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of QuickLogic Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Carl M. Mills
Carl M. Mills
Chief Financial Officer