Form 10-K
period 2002-12-31
QUICKLOGIC CORPORATION
filed 2003-03-20
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003 was $22,968,891 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At March 7, 2003 Registrant had outstanding 23,758,578 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on or about April 22, 2003.

EXPLANATORY NOTE

        Statements in this Business section, and elsewhere in this Annual Report on Form 10-K, which express that QuickLogic "believes," "anticipates" or "plans to....," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

PART I

ITEM 1. BUSINESS

Overview

        QuickLogic Corporation develops, markets and supports advanced Field Programmable Gate Array, or FPGA, and Embedded Standard Product, or ESP, semiconductors and the software tools that enable design engineers to use our products. We introduced ESPs, a new class of semiconductor devices, in 1998, to address the design community's demand for a solution that provides a powerful alternative to the existing options: Application Specific Integrated Circuits, or ASICs, and the long-sought-after system-on-a-chip products. Specifically, our ESP devices provide engineers with the ease-of-use, guaranteed functionality and high performance of standard products, such as ASICs, combined with the flexibility of programmable logic. Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. We compete in various markets, including: high-performance computing; instrumentation and test; data communications and telecommunications; video/audio and graphics imaging; and military and aerospace systems.

        In August 2001, we acquired certain assets of V3 Semiconductor, Inc., a manufacturer of application specific standard products, or ASSPs. The acquisition of V3 provided us with an ASSP design center in Canada and with ASSP products that complement our ESP products.

        QuickLogic was incorporated in California in 1988 and reincorporated in Delaware in 1999. Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com.

Product Technology

        The key components of our ESP and FPGA product families are our ViaLink® programmable metal technology, our user-programmable platform and the associated software tools used for system design. Our ViaLink technology allows us to create devices smaller than competitors' comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our user-programmable platform facilitates full utilization of a device's logic cells, clocks and Input/Output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection. The abundance of interconnect resources allows more paths between logic cells. As a consequence, system designers are able to use QuickLogic devices with smaller gate counts than competing FPGAs to implement their designs. These smaller gate-count devices require less silicon area and as a result are able to be offered at a lower price. ViaLink offers intellectual property security to our customers, since it is difficult to reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. Finally, our software enables our customers to efficiently implement their designs using our products.

Industry Background

        Competitive pressures are forcing manufacturers of electronic systems to rapidly bring to market products with improved functionality, higher performance and greater reliability, all at lower cost. Providers of systems requiring high-speed data transmission and processing such as computing equipment, storage sub-systems, instrumentation and test equipment, communications equipment, and digital image products face intense time-to-market pressures. These market forces have driven the evolution of logic semiconductors, which are used in complex electronic systems to coordinate the functions of other semiconductors, such as microprocessors or memory. There are three types of advanced logic semiconductors:

  •
  Application specific integrated circuits, or ASICs, are special purpose devices designed for a particular manufacturer's electronic system. These devices are customized during wafer manufacturing;

  •
  Application specific standard products, or ASSPs, are fixed-function devices designed to comply with industry standards that can be used by a variety of electronic systems manufacturers. Their functions are fixed prior to wafer fabrication; and

  •
  Programmable logic devices, or PLDs, are general-purpose devices, which can be used by a variety of electronic systems manufacturers, and are customized after purchase for a specific application. Field programmable gate arrays, or FPGAs, are types of PLDs used for complex functions.

        Systems manufacturers have relied heavily on ASICs to implement the advanced logic required for their products. ASICs provide high performance due to customized circuit design. However, because ASICs are design-specific devices, they require long development and manufacturing cycles, delaying product introductions. In addition, because of the expense associated with the design of ASICs, they are cost effective only if they can be manufactured in high volumes. Finally, once ASICs are manufactured, their functionality cannot typically be changed to respond to evolving market demands.

        ASSPs have become widely utilized, as industry standards have developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

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

  •
  Ethernet, a widely-used local area network, or LAN, transport standard which controls the interconnection between servers and computers; and

  •
  Fibre channel interconnect protocol, an industry-networking standard for storage area networks, or SANs, which controls the interconnection between servers and storage devices.

        Compared to ASICs, ASSPs offer the systems designer shorter development time, proven functionality, lower risk and reduced development cost. However, ASSPs generally cannot be used by systems manufacturers to differentiate their products. To address markets where industry standards do not exist or are changing and time-to-market is important, PLDs are often used. These products provide systems manufacturers with the flexibility to customize and thereby differentiate their systems, unlike ASSPs. PLDs also enable systems manufacturers to change the logic functionality of their systems after product introduction without the expense and time of redesigning an ASIC. However, most PLDs are more expensive than ASSPs and even ASICs of equivalent functionality because they require more silicon area. In addition, most PLDs offer lower performance than non-programmable solutions, such as ASSPs and ASICs.

Industry Future: System-on-a-Chip

        Over the past few years, semiconductor manufacturers have migrated to smaller process geometries. These smaller process geometries enable more logic elements to be incorporated in a single chip using less silicon area. More recently, advances have been made in the integration of logic and memory on a single chip, which had been difficult previously due to incompatible process technologies. The industry "holy grail" is to have the three basic components of electronic circuit boards; logic, memory and a microprocessor, on the same chip. Advantages of the single-chip approach to systems manufacturers include:

  •
  simplified system development;

  •
  reduced time-to-market;

  •
  elimination of delays associated with the transfer of data between chips;

  •
  smaller physical size;

  •
  lower power dissipation;

  •
  greater reliability; and

  •
  lower cost.

        However, as levels of logic integration have increased, devices have become more specific to a particular application. This fact limits their use and potential customer base. At this point in time, the potential of system-on-a-chip is compelling. However, the benefits of higher performance, low form factors, and low unit costs are quickly offset by high non-recurring engineering charges, expensive development and tool costs, long development cycles, and issues associated with intellectual property. Instead of banking on a risky system-on-a-chip alternative, many designers rely on traditional FPGA or ASIC solutions. This approach often requires using large, expensive devices—or even multiple devices—and typically requires extensive development time to implement.

QuickLogic's ESP Solution

        QuickLogic has leveraged its unique ViaLink technology and user-programmable platform to address the limitations inherent in current system-on-a-chip approaches. The result is Embedded Standard Products, or ESPs, that deliver the advantages offered by both FPGAs and ASSPs. In its simplest form, an ESP contains three basic parts: a programmable logic array, an embedded standard function, and a flexible interface that allows communication between the standard function and programmable logic array. Our ESP products combine the system-level functionality of ASSPs with the flexibility of FPGAs. We believe ESPs offer the following specific advantages:

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

  •
  Increased Reliability. ESP designs are more reliable because single chip solutions contain fewer components and circuit board connections that are subject to failure; and

  •
  Shorter Development Time. With a multiple chip design, systems designers must solve complex routing and timing issues between devices. A single chip ESP provides an "out-of-the-box" solution to the timing issues between devices and simplifies software simulation, leading to shorter development time.

        QuickLogic's QuickMIPS family was introduced in 2001. This product is truly a "programmable system-on-a-chip" and best represents the benefits that designers can realize using our ESP technology. The current product development cycle is generally sequential—hardware is developed first, followed by software, and finally system integration and testing. If the systems architect (who typically manages all these functions) needs to make hardware/software trade-offs, a prototype board must be developed. This can extend development time and increase costs. Designers using QuickMIPS can develop software and hardware in parallel—cutting development time and reducing total cost of ownership.

        The QuickMIPS family is a complete solution. All elements needed to develop an electronics system are included—a device (which contains flexible programmable logic and a high-performance MIPS processor core), a prototype or development board, a complete set of development tools, and popular features (buses, ethernet MACs, PCI, UARTs, etc.) that enable the QuickMIPS device to communicate with other components on the board. Finally, because these devices are based on our ViaLink technology, the design is secure and therefore the design investment is secure as well.

        Many of today's embedded electronic systems require peripheral component interconnect, or PCI, bridging capabilities. Often large and complex, these designs can require the developer to become a PCI "expert" in real time—time that is often not available. QuickLogic's QuickPCI family provides a range of PCI bridging solutions, all of which are based on our ViaLink technology. Because our QuickPCI products are complete solutions—they include a device, comprehensive software and hardware development kits, and a variety of development services—they allow the PCI interface to be implemented quickly and easily. Therefore, the designer spends less time architecting the PCI interface and the resulting production cycle is shorter. In addition, the designer can focus on adding value to the end product by using his or her expertise on other areas of the design.

        Our QuickRAM family serves applications that require embedded memory. Our ESP families are designed for performance-driven applications. QuickLogic has introduced several other ESP products. ESP development efforts during 2002 were focused on expanding our PCI product line and designing QuickMIPS products using advanced wafer manufacturing technology.

QuickLogic's FPGA Solution

        QuickLogic's FPGAs offer high performance at low power and competitive pricing when compared to alternative FPGA solutions, in addition to offering the advantages typically associated with FPGAs. Specifically, our products provide greater design flexibility than standard FPGAs and enable designers of complex systems to achieve rapid time-to-market with highly differentiated products. Our products are based on our ViaLink technology and user-programmable platform, and our associated QuickWorks and QuickTools design software.

        During 2000, we introduced a new FPGA family called Eclipse—devices that offer a host of new system-level features that are ideal for computing and test, telecommunications and networking applications that require a combination of high-performance, high density and embedded random access memory, or RAM. In addition, we continue to sell our three families of pASIC FPGAs. FPGA development efforts during 2002 were focused on developing an advanced wafer manufacturing technology, which will allow us to expand our product lines and offer higher value to our customers.

The QuickLogic Strategy

        Our objective is to be the indispensable provider of high-speed, flexible, cost-effective ESPs—products that integrate standard functions and programmable logic. We believe ESPs offer systems manufacturers the ability to accelerate design cycles to satisfy demanding time-to-market requirements while reducing their total cost of ownership. To achieve our objective, we have adopted the following strategies:

Extend Technology Leadership

        Our ViaLink technology, FPGA architecture, ASSP design capabilities, user-programmable platform and proprietary software design tools enable us to offer flexible, high-performance ESP products. We intend to continue to invest in the development of these technologies and to utilize such developments in future innovations of our ESP products. We also intend to focus engineering resources on developing systems-level ESP solutions. We target applications that benefit from the flexibility of programmable logic, including:

  •
  programmable system-on-a-chip applications;

  •
  interconnect applications such as PCI bridging;

  •
  low power, volume applications typically reserved for ASICs; and

  •
  applications that are difficult or expensive to implement in traditional FPGAs.

        Specifically, we intend to focus our design and marketing efforts on systems manufacturers who sell complex systems within our target market segments. These include:

  •
  high-performance computing;

  •
  instrumentation and test;

  •
  data communications and telecommunications;

  •
  video/audio and graphics and imaging; and

  •
  military and aerospace systems.

Provide Complete System Solutions

        Our focus on a more targeted set of applications and market segments allows us to provide value-added solutions to systems manufacturers. These solutions include not only the device and design software, but also software drivers, reference designs, test boards and complementary intellectual property functions. We currently focus ESP development efforts on two strategic applications areas:

  •
  embedded high-performance processing solutions; and

  •
  embedded PCI bridging solutions.

Strategic Alliances

        As a part of our ESP strategy, we have engaged with MIPS Technologies, Tower Semiconductor, Aeroflex UTMC Microelectronics Systems, Inc., and other companies to expand the range of technology that we embed in our products. In addition, we continue to sell through a network of industry sales representatives and distributors. These alliances are an essential element of our ESP strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in intellectual property development, wafer fabrication and sales, we can devote our effort to the development of targeted, well-defined ESP products.

Create Innovative, Industry-Leading Customer Services

        We continue to develop and implement innovative ways to serve and communicate with our customers. For example, our WebASIC service allows customers to use our development software to design a circuit, transmit design information over the Internet and receive a QuickLogic ESP or FPGA device programmed with their design within one business day in North America and Europe or within two business days in Asia. In addition, our ProChannel web-based system allows our distributors to receive quotations, place orders for our products and view their order status over the Internet. This system complements the Electronic Data Interchange systems that we have used for the past several years with our largest customers.

        We have recently added MyDesign.com as an innovative way to serve and communicate with customers. MyDesign is a secure design-support portal individualized for each of our customers. It provides us with the ability to exchange information and advance system designs using our ESP and FPGA products.

Customers and Markets

        The following chart provides a representative list by industry of our current customers and the markets in which they do business:

Industry	Customer	Application
High-Performance Computing	Compaq Computer IBM Unisys	Alpha processor motherboards RAID controller Servers
Instrumentation and Test	ABB ASML LTX Medtronics National Instruments Teradyne	Industrial power management systems Semiconductor manufacturing equipment Semiconductor test equipment Medical electronics PC-based instrumentation boards Semiconductor test equipment
Data Communications and Telecommunications	Agere Alcatel Celiant Emulex IBM Motorola Philips	Wireless access systems Fiber optic transmission equipment Cellular base stations Storage Area Network equipment Data encryption, network servers Cellular base stations Set-top boxes
Video/Audio, Graphics and Imaging	Avid Honeywell Loronix Samsung Sony	Video editing equipment Aircraft navigation and flight controls Video imaging equipment Flat panel display controllers Industrial video cameras
Military & Aerospace Systems	Boeing DY-4 L-3 Communications Raytheon	Flight control electronics VME-based computer systems Black boxes Tornado missile

Sales and Technical Support

        We sell our products through a network of sales managers, independent sales representatives and electronics distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in Los Angeles, Dallas, Minneapolis, Boston, Raleigh, London, Munich, Shin-Yokohama, Shanghai and Hong Kong. Our sales personnel and independent sales representatives are responsible for sales and applications support for a given region of responsibility. Our sales managers and independent sales representatives generally focus on major strategic accounts. Our distributor partnerships generally focus on customers who are not directly served by our sales managers.

        Currently in North America, our distributors include the Cilicon group of Avnet. Inc., and Future Electronics. A network of distributors throughout Europe and Asia supports our international business. These firms work with our regional sales managers in discovering new opportunities, satisfying customer needs, providing technical support and other value-added services. This activity takes place with new customers as well as existing customers. From time-to-time, we add or delete distributors and sales representatives, as appropriate to meet our needs.

        We provide systems manufacturers with comprehensive technical support, which we believe is critical to remaining competitive in the markets we serve. Our factory-based and distributor applications support organizations provide pre-sales and on-site technical support to customers.

Competition

        The semiconductor industry is intensely competitive and is characterized by constant technological change, rapid rates of product obsolescence and price erosion. A number of companies offer products that compete with one or more of our products. Our existing competitors include suppliers of conventional standard products, such as PLX Technology; suppliers of complex programmable logic devices, or CPLDs, including Lattice Semiconductor and Altera; suppliers of FPGAs, particularly Xilinx and Actel; and suppliers of embedded processors, such as Integrated Device Technology and Motorola. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources, than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. We also face competition from companies that offer gate arrays, which can be obtained at a lower cost for high volumes and may have gate densities and performance equal or superior to our products. As we introduce additional ESPs, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by these ESP devices. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers. We also may face competition from suppliers of products based on new or emerging technologies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

        We believe that important competitive factors in our market are length of development cycle, price, performance, installed base of development systems, adaptability of products to specific applications, ease of use and functionality of development system software, reliability, technical service and support, wafer fabrication capacity and sources of raw materials, market presence, financial strength and protection of products by effective utilization of intellectual property laws.

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

        As of December 31, 2002, our research and development staff consisted of 57 employees working in three locations: Canada, India and Sunnyvale. The Canadian group specializes in system level issues, and has responsibility for the physical design of the ASSP portion of our ESP products, and for the operating system and tool flow support of our MIPS based products. The Indian group specializes in the EDA tools required to support the programmable fabric that is used in both our ESP products and our FPGA products. The Sunnyvale groups support the physical design of the programmable fabric-process, logic design, and programming—as well as developing mixed-signal blocks, and certain portions of the EDA tools required to support the programmable fabric.

  •
  Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

  •
  Our mixed-signal engineering group develops high-performance analog circuits to support our ESP products.

  •
  Our FPGA design engineering group develops high-performance programmable systems that can be used stand-alone or combined with high value dedicated functions to form ESP products.

  •
  Our ASSP design engineering group develops or integrates dedicated IP functions that are combined with a programmable system to produce ESP products.

  •
  Our FPGA software group develops the design libraries, interface routines and place and route software that allows our customers to use third-party design environments to develop designs for our programmable systems and subsystems.

  •
  Our embedded systems group develops the software required to program and use our MIPS based products.

        Our research and development expenses for 2000, 2001 and 2002 were $9.3 million, $14.3 million and $13.1 million, respectively. The increase in research and development expenses is primarily due to increased ESP development activity. We anticipate that we will continue to commit substantial resources to research and development in the future.

Manufacturing

        We have established close relationships with third-party manufacturers for our wafer fabrication, package assembly, test and programming requirements in an effort to ensure stability in the supply of our products and minimize the risk of localized capacity constraints.

        We currently outsource all of our wafer manufacturing to Cypress Semiconductor Corporation, at its Round Rock, Texas facility; to Taiwan Semiconductor Manufacturing Company, or TSMC, at its Taiwan facilities; and to Samsung Semiconductor, Inc. Cypress manufactures our pASIC1 and pASIC2 product families using a three-layer metal, 0.65 micron CMOS process on six-inch wafers. TSMC manufactures our pASIC3, QuickRAM and QuickPCI product families using a four-layer metal, 0.35 micron CMOS process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Samsung manufactures certain QuickPCI products. Our Cypress agreement provides a guaranteed capacity availability. We purchase products from TSMC and Samsung on a purchase order basis.

        On December 12, 2000 we entered into a Share Purchase Agreement, a Foundry Agreement and other related agreements with Tower Semiconductor Ltd., under which we agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build and equip a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. Tower has agreed to develop manufacturing capability for our proprietary ViaLink technology, and supply us with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2003.

        We outsource our product packaging, test and programming to Amkor Technology and ChipPAC, Inc. at their South Korea facilities and to Advanced Semiconductor Engineering, or ASE, at its Taiwan facility, among others.

Employees

        As of December 31, 2002, we had a total of 157 employees worldwide, with 33 employees in operations, 57 employees in research and development, 22 employees in sales, 19 employees in marketing and 26 employees in administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Since September 2002 we have significantly reduced our workforce to better align expenses with gross profit levels. None of our employees is represented by a labor union, and we believe our employee relations are favorable.

Intellectual Property

        Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 90 U.S. patents and have 3 pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. Additionally in Japan, we have two patent applications pending and three granted. In Europe, we have two patent applications pending and in Korea we have two patent applications pending. Our issued patents expire between 2009 and 2019. We have also registered seven trademarks with the U.S. Patent and Trademark Office.

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

Executive Officers and Directors

        The following table sets forth certain information concerning our current executive officers and directors as of March 7, 2003:

Name	Age	Position
E. Thomas Hart	61	Chairman, President and Chief Executive Officer
Hua-Thye Chua	67	Vice President, Process Technology and Director
Carl M. Mills	48	Vice President, Finance and Chief Financial Officer
Timothy Saxe	47	Vice President, Engineering
Jeffrey D. Sexton	41	Vice President, Worldwide Sales
Reynold W. Simpson	54	Senior Vice President, Chief Operating Officer
Arthur O. Whipple	55	Vice President and General Manager, Logic Products
Ronald D. Zimmerman	54	Vice President, Administration
Donald P. Beadle	67	Director
Michael J. Callahan	67	Director
Alan B. Lefkof	50	Director
Gary H. Tauss	48	Director

        E. Thomas Hart has served as our President, Chief Executive Officer and a member of our board of directors since June 1994, and as our Chairman since April 2001. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology-based management consulting firm. Mr. Hart holds a B.S.E.E. from the University of Washington.

        Hua-Thye Chua, a co-founder of QuickLogic, has served as a member of our board of directors since QuickLogic's inception in April 1988. Since December 1996, Mr. Chua has served as our Vice President, Process Technology. He served as our Vice President of Technology Development from April 1989 to December 1996. During the prior 25 years, Mr. Chua worked at several semiconductor manufacturing companies, including Fairchild Semiconductor, Intel and Monolithic Memories. Mr. Chua holds a B.S.E.E. from Ohio University and an M.S.E.E. from the University of California, Berkeley.

        Carl M. Mills joined QuickLogic in August 2002 as our Vice President, Finance and Chief Financial Officer. From November 2000 to July 2002, Mr. Mills was Vice President of Finance and Chief Financial Officer of AltoWeb, a software company. From November 1987 to September 2000, Mr. Mills held several positions, most recently Vice President of Finance and Chief Financial Officer, at WaferScale Integration, a producer of peripheral integrated circuits. Mr. Mills holds a B.S. degree and an M.B.A. degree from Santa Clara University.

        Timothy Saxe has served as our Vice President, Engineering since November 2001, and as our Vice President, Software Engineering from May 2001 to November 2001. From November 2000 to February 2001, Mr. Saxe was Vice President of FLASH Engineering at Actel, a semiconductor manufacturing company. Mr. Saxe joined Zycad, a design verification tools and services company, in June 1983 and was a founder of Zycad's GateField division, a semiconductor manufacturing division, in 1993. Zycad was renamed GateField in October 1997. Mr. Saxe became GateField's Chief Executive Officer in February 1999 and served in that capacity until GateField was acquired by Actel in

November 2000. Mr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. and a Ph.D. in electrical engineering from Stanford University.

        Jeffrey D. Sexton joined QuickLogic in August 2001. Between January 1995 and August 2001, he held several positions at National Semiconductor including Director of Distribution, Regional Sales Manager, Cisco Systems Global Account Manager and OEM Sales Engineer. Mr. Sexton holds a B.S.E.E. degree from Wright State University in Dayton, OH.

        Reynold W. Simpson has served as our Senior Vice President and Chief Operating Officer since October 2000, and as our Vice President of Operations from August 1997 to October 2000. From February 1996 to July 1997, Mr. Simpson was Vice President of Manufacturing at GateField, a semiconductor manufacturing company. Prior to joining GateField, Mr. Simpson was Operations Manager at LSI Logic, a semiconductor manufacturing company, from March 1990 to February 1996 and Quality Director from February 1989 to March 1990. Mr. Simpson holds a Mechanical Engineering Certificate from the Coatbridge Polytechnic Institute in Scotland, a degree in Technical Horology (mechanical engineering) from the Barmulloch Polytechnic Institute in Scotland and studied for a degree in electronic engineering at the Kingsway Polytechnic Institute in Scotland.

        Arthur O. Whipple has served as our Vice President and General Manager, Logic Products since September 2002, and as our Vice President and General Manager, WebESP from August 2002 to September 2002. Mr. Whipple was our Vice President, Finance and Chief Financial Officer from April 1998 to August 2002. From April 1994 to April 1998, Mr. Whipple was employed by ILC Technology, a manufacturer of high performance lighting products, as its Vice President of Engineering and by its subsidiary, Precision Lamp, a manufacturer of high-performance lighting products, as its Vice President of Finance and Operations. From February 1990 to April 1994, Mr. Whipple served as the President of Aqua Design, a privately-held provider of water treatment services and equipment. Mr. Whipple holds a B.S.E.E. from the University of Washington and an M.B.A. from Santa Clara University.

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

        Donald P. Beadle has served as a member of our board of directors since July 1997. Since June 1994, Mr. Beadle has been President of Beadle Associates, a consulting firm. From October 1994 to December 1996, Mr. Beadle was a consultant for Asian business development at National Semiconductor. At National Semiconductor, he was Managing Director, Southeast Asia from 1993 until June 1994, Vice President of Worldwide Marketing and Sales, International Business Group from 1987 until 1993, and Managing Director, Europe from 1982 to 1986. Mr. Beadle was employed by National Semiconductor in executive sales and marketing positions for 34 years until June 1994, at which time he was Executive Vice President, Worldwide Sales and Marketing. Mr. Beadle received his technical education at the University of Connecticut and the Bridgeport Institute of Engineering.

        Michael J. Callahan has served as a member of our board of directors since July 1997. From March 1990 through his retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, a producer of peripheral integrated circuits. From 1987 to March 1990, Mr. Callahan was President of Monolithic Memories, now a subsidiary of Advanced Micro Devices, a semiconductor manufacturing company. He was Senior Vice President of Programmable Products at Advanced Micro Devices. From 1978 to 1987, Mr. Callahan held a number of positions at Monolithic Memories including Vice President of Operations and Chief Operating Officer. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor, a semiconductor manufacturing company, for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan serves on the board of Integrated Telecom Express, which provides asymmetric digital subscriber line chipsets, network protocol software, and development tools. Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

        Alan B. Lefkof has served as a member of our board of directors since July 2002. Mr. Lefkof has been the Chief Executive Officer of Netopia, a broadband equipment, software and service provider, since 1994, and has been President and a director of Netopia since 1991. Prior to joining Netopia, Mr. Lefkof served as President of GRiD Systems, a laptop computer manufacturer, and as a Management Consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

        Gary H. Tauss has served as a member of our board of directors since June 2002. Since September 2002, Mr. Tauss has been President, Chief Executive Officer and a director of LongBoard, a provider of voice-over-IP infrastructure software solutions. From August 1998 until June 2002, Mr. Tauss was President, Chief Executive Officer and a director of TollBridge Technologies, a provider of voice-over-IP solutions. Prior to co-founding TollBridge, Mr. Tauss was Vice President and General Manager of Ramp Networks, a leading small-office router manufacturer, with responsibility for engineering, customer support and marketing. Mr. Tauss earned both a B.S. and an M.B.A. at the University of Illinois.

Executive Officers

        Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.

ITEM 2. PROPERTIES

        Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,000 square feet in Sunnyvale, California. This facility is leased through 2009 with an option to renew. The acquisition of V3 during 2001 added approximately 11,000 square feet of engineering and development space in Toronto, Canada. The Toronto facility is leased through January 31, 2005. In addition, during 2001 and 2002 we leased approximately 4,000 square feet of engineering development space in La Palma, California near Los Angeles. In December 2001 QuickLogic leased a 4,500 square foot engineering facility in Bangalore, India for the purpose of software development. The Bangalore facility is leased through November 2004. We believe that our existing facilities are adequate for our current needs. In 2002, we closed our offices in La Palma, California and Richardson, Texas.

ITEM 3. LEGAL PROCEEDINGS

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote our initial public offering, QuickLogic and some of our officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-CV-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering and artificially high prices through "tie-in" arrangements which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. The court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against us, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. In October 2002, our officers and directors were voluntarily dismissed without prejudice. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The court's order did not dismiss any claims against us. As a result, discovery may now proceed. We believe that the allegations against us are without merit and intend to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been traded on The Nasdaq Stock Market's National Market under the symbol "QUIK" since October 15, 1999, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock, as reported on The Nasdaq Stock Market's National Market:

	High	Low
Fiscal Year Ending December 31, 2001
First Quarter (through March 30, 2001)	$11.250	$5.563
Second Quarter (through June 29, 2001)	$6.690	$4.000
Third Quarter (through September 28, 2001)	$6.000	$4.030
Fourth Quarter (through December 31, 2001)	$5.000	$3.450
Fiscal Year Ending December 31, 2002
First Quarter (through March 28, 2002)	$5.950	$4.000
Second Quarter (through June 28, 2002)	$5.170	$3.360
Third Quarter (through September 30, 2002)	$3.700	$2.360
Fourth Quarter (through December 31, 2002)	$2.610	$0.920

        The last reported sale price of our common stock on The Nasdaq Stock Market's National Market was $0.98 per share on March 7, 2003. As of March 7, 2003, there were 23,758,578 shares of common stock outstanding that were held of record by approximately 270 stockholders.

Dividend Policy

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$30,007	$39,785	$53,342	$32,306	$32,581
Cost of revenue	14,303	17,103	21,068	21,818	19,572

Gross profit	15,704	22,682	32,274	10,488	13,009
Operating expenses:
Research and development	6,294	7,355	9,300	14,268	13,113
Selling, general and administrative	9,368	12,618	17,137	16,887	15,249
Goodwill impairment	—	—	—	—	11,428
Restructuring Costs	—	—	—	619	783

Income (loss) from operations	42	2,709	5,837	(21,286)	(27,564)
Write-down of marketable securities (1)	—	—	—	(6,844)	(3,816)
Interest expense	(161)	(97)	(49)	(23)	(71)
Interest income and other, net	364	549	3,842	1,675	164

Net income (loss)	$245	$3,161	$9,630	$(26,478)	$(31,287)

Net income (loss) per share:
Basic	$0.06	$0.42	$0.49	$(1.24)	$(1.34)

Diluted	$0.02	$0.19	$0.45	$(1.24)	$(1.34)

Weighted average shares:
Basic	4,231	7,615	19,486	21,405	23,291

Diluted	14,645	16,400	21,614	21,405	23,291

	December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,595	$34,558	$70,210	$28,853	$13,001
Working capital (deficit)	(3,319)	32,568	75,539	40,374	21,315
Total assets	16,168	50,482	100,307	84,259	62,131
Long-term obligations	591	128	1,121	2,069	1,455
Total stockholders' equity (deficit)	(975)	37,005	85,734	74,423	44,931

(1)
Write-down of marketable securities consists of a charge of $6.8 million and $3.8 million in the years ended December 31, 2001 and 2002, respectively, for the write-down of our equity investment in Tower.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in "Risk Factors" below and elsewhere in this Annual Report on Form 10-K, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding (1) our gross profit and factors that affect gross profit, (2) our ability to control and reduce operating expenses, (3) our research and development efforts, (4) our liquidity, (5) our partners and suppliers, and (6) the commercial success of our products.

        The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our relationship with Tower, (2) the liquidity required to support our future capital requirements, and (3) our ability to maintain a listing on The Nasdaq National Market. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Report will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

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

        In September 1998, we introduced QuickRAM, our first line of Embedded Standard Products, or ESPs. Our ESPs are based on our FPGA technology. In April 1999, we introduced QuickPCI, our second line of ESPs. During 2000, we introduced the QuickMIPS and other families of ESPs. ESP products accounted for 37% of total revenue in 2002. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of total revenue.

        In April 2001, we signed a definitive agreement with V3 to acquire certain assets of V3 in a stock transaction. We also entered into a manufacturing and distribution agreement with V3 pending the sale in order to ensure continued distribution of V3's products to its customers. V3, based in Toronto, Canada, manufactured ASSPs that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3, for approximately 2.5 million shares of our common stock, valued at $13.1 million. The acquisition has accelerated our ESP strategy by strengthening our ability to develop and market system-level products. On June 20, 2002, V3's plan of reorganization was approved by the bankruptcy court. On May 21, 2002, we filed a Registration Statement on Form S-3 to allow V3 to sell shares to satisfy its creditors in cash. On July 17, 2002, the SEC declared the S-3 effective.

        On December 12, 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower. Under the agreements, we agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba.

        In fiscal 2001, we made payments of $14.0 million to purchase shares of common stock and wafer credits from Tower under the agreements. In September of 2001, due to an "other than temporary" decline in the value of the stock, we wrote down its holding value by $6.8 million. At December 31, 2001, QuickLogic's balance sheet reflected 951,926 shares in Tower with a carrying value of $5.4 million, and $1.8 million in wafer credits.

        On May 28, 2002, we entered into an amendment to the original Tower Share Purchase Agreement. Under the amended agreement, Tower agreed to issue shares with a value equal to 60% of the amount of the next two milestone payments due under the agreement, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the amended agreement can be applied toward wafer purchases from Tower, up to 7.5% of the value of these purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released us from its lockup on 700,000 of the previously purchased shares, allowing us to sell these shares on the open market.

        Under the amended agreement, QuickLogic made two payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange, we received an additional 805,442 shares and $2.9 million in wafer credits. As of December 31, 2002, we have a remaining payment of $3.7 million that will be payable to Tower under the terms of the amended agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Even if Tower has not met the milestones, we may invest all or a portion of these funds under renegotiated terms. In December of 2002, due to an "other than temporary" decline in the value of the stock, QuickLogic wrote down the holding value by $3.8 million. At December 31, 2002, QuickLogic's balance sheet reflected 1,757,368 shares in Tower with a carrying value of $6.0 million, and $4.7 million in prepaid wafer credits. Of these shares, 700,000 are available for sale, which are marked to market each reporting period. Any temporary change in the value of these shares is recorded as comprehensive income or loss. As of December 31, 2002 there was no comprehensive income or loss associated with these shares.

        We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment. Approximately 71% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell our products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors and direct sales in 2000 was 66% and 34% respectively. In 2001 it was 67% and 33%, respectively, and in 2002, 70% and 30%, respectively.

        Five distributors accounted for 20%, 8%, 7%, 6% and 5% of sales, respectively, in 2000 and four distributors accounted for approximately 22%, 10%, 8%, and 6% of sales, respectively, in 2001. Five distributors accounted for 19%, 12%, 9%, 6% and 6% of sales, respectively, in 2002. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

        A large number of systems manufacturers purchase our products through our distributors or from us directly. One of these manufacturers accounted for 6% of revenue in 2000. Otherwise, individual manufacturers do not typically account for 5% or more of our annual revenue. One customer, purchasing ESP products through a distributor, accounted for 12% of fourth quarter 2002 revenue, and we expect that this customer will continue to generate significant revenue through the middle of 2003.

        Our international sales were 38%, 47% and 52% of our total sales for 2000, 2001 and 2002, respectively. We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

        Average selling prices for our products typically decline rapidly during the first six to twelve months after their introduction, then decline less rapidly as the products mature. We attempt to maintain gross margins even as average selling prices decline through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions. However, the markets in which we operate are highly competitive, and there can be no assurance that we will be able to successfully maintain gross margins. Any significant decline in our gross margins will materially harm our business.

        We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon TSMC, Cypress and Samsung to manufacture our products, and we rely primarily upon Amkor Technology, ChipPAC, Inc. and ASE to assemble, test and program our products. We expect to manufacture products at Tower in 2003. Our wafer suppliers' lead times are often as long as three months and sometimes longer. In addition, under our arrangements with Cypress and Tower, we are obligated to provide forecasts and enter into binding obligations for anticipated wafer purchases. These long manufacturing cycle times are at odds with our customers' desire for short delivery lead times and as a result we typically purchase wafers based on internal forecasts of demand. In the future, to the extent that we inaccurately forecast total demand or the mix of demand, we may have limited our ability to react to fluctuations in demand for our products, which could lead to excesses or shortages of wafers for a particular product.

Results of Operations

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Years Ended December 31,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	39.5%	67.5%	60.1%

Gross profit	60.5%	32.5%	39.9%
Operating Expenses:
Research and development	17.4%	44.2%	40.2%
Selling, general and administrative	32.2%	52.3%	46.8%
Goodwill impairment	—	—	35.1%
Restructuring Costs	—	1.9%	2.4%

Income (loss) from operations	10.9%	(65.9)%	(84.6)%
Write-down of marketable securities	—	(21.2)%	(11.7)%
Interest expense	(0.1)%	(0.1)%	(0.2)%
Interest income and other, net	7.3%	5.2%	0.5%

Net income (loss)	18.1%	(82.0)%	(96.0)%

Years Ended December 31, 2000, 2001 and 2002

        Revenue.    Our revenue for 2000, 2001 and 2002 was $53.3 million, $32.3 million and $32.6 million, respectively, representing a decrease of 39% from 2000 to 2001 and growth of 1% from 2001 to 2002. From 2000 to 2001, revenue declined by $21.0 million, primarily due to an $11.8 million reduction in our telecom and data communications revenue, and to a $7.6 million decline in instrumentation and test revenue. Our FPGA revenue declined by 52% or $23.8 million during this period, in line with other competitors in the industry. We believe that two primary factors caused our revenue to decline: (1) the telecommunications industry made technical advances significantly increasing the capacity of their existing fiber optic infrastructure; and (2) significantly reduced hardware systems spending by companies in the Internet industry. We believe this also caused reduced system purchases by companies supplying the hardware infrastructure to these industries. The majority of the 2002 increase in revenue, as compared with 2001, was due to growth in sales of our ESPs, which increased by 28%, or $2.6 million. Our ESP product revenue also increased from 2000 to 2001 by $3.0 million or 46%, driven primarily by V3 product sales. We expect that during 2003 our new product revenue growth will be greater than the revenue decline of our mature pASIC1 and pASIC2 products.

        Gross Profit.    Gross profit was $32.3 million, $10.5 million and $13.0 million in 2000, 2001 and 2002, respectively, which was 60.5%, 32.5% and 39.9% of revenue for those periods. The 68% decline in gross profit from 2000 to 2001 was due to manufacturing overhead costs allocated over lower manufacturing volume, a write-off of approximately $3.7 million in excess die inventory and a small increase in direct manufacturing costs as a percentage of revenue. The 24% increase in gross margin from 2001 to 2002 was primarily driven by inventory write-offs that were $2.1 million lower in 2002 compared to 2001. We expect that as our manufacturing volumes return to historical levels, our gross profit percentage, which is expected to remain less than or equal to 50% in 2003, should also return to the 50-60% range.

        Research and Development Expense.    Research and development expense was $9.3 million, $14.3 million and $13.1 million in 2000, 2001 and 2002 respectively, which was 17.4%, 44.2% and 40.2% of revenue for those periods. Late in 2001, we added research and development centers in Toronto, Canada (formerly V3) and Bangalore, India, and these centers expended $900,000 for research and development in 2001. The remainder of the increase for 2001 was due to increased spending to accelerate the introduction of our QuickMIPS family of products. In 2002, research and development expense includes $1.0 million for the write-off of long-lived assets. This charge was triggered by the abandonment of certain product design activities and related technical decisions, and includes the write-off of certain emulation hardware and intellectual property that we acquired in the V3 acquisition. This write-off was offset by lower compensation expenses of $1.0 million and lower outside services of $2.3 million, reflecting our reduction-in-force and reduced engineering activities. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers. We expect to continue to invest in research and development at levels comparable to our fourth quarter 2002 expenses, or as much as $2.3 to $2.8 million per quarter, during the next few quarters.

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $17.1 million, $16.9 million and $15.2 million in 2000, 2001 and 2002, respectively, which was 32.2%, 52.3% and 46.8% of revenue for those periods. We kept these expenses relatively flat from 2000 to 2001, but they rose as a percentage of revenue due to the decrease in revenue for the period. Selling, general and administrative expense was reduced by approximately $1.6 million from 2001 to 2002, primarily due to a $1.4 million reduction in marketing expenses, including a $700,000 reduction in compensation expenses, a $500,000 reduction in outside services and a $100,000 reduction in other marketing activities. We anticipate that selling, general and administrative expense will increase slightly during 2003, primarily due to higher commission payments to independent sales representatives. This commission increase is driven by sales to certain customers, which are expected to increase during 2003. We expect an increase in first quarter selling, general and administrative expenses due to annual reporting and sales meeting expenses.

        Goodwill Impairment.    On August 1, 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to Goodwill. Under Statement of Financial Accounting Standards ("SFAS") No. 142, we are required to perform an impairment test on the Goodwill on an annual basis, and when circumstances lead us to believe that an impairment has occurred. As such, we completed an annual impairment analysis during the third quarter of fiscal 2002, and determined that there was no impairment at that time, based on the results of an independent appraisal. During the fourth quarter of fiscal 2002, our market capitalization, as implied by our stock price, dropped below QuickLogic's net asset value. Accordingly, we performed another impairment analysis, including an independent appraisal. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount on our balance sheet and was included as a component of operating income. As the charge was non-cash in nature, it did not affect our liquidity.

        Restructuring costs.    In October 2001, we reduced our worldwide headcount by approximately 20%. We wrote off $350,000 of intellectual property associated with a cancelled product and incurred $269,000 in severance and other employee-related costs. These charges were reflected in our fourth quarter results as a restructuring charge of $619,000. In November 2002, we reduced our worldwide headcount by approximately 25% and closed offices in La Palma, California and Richardson, Texas. We undertook these restructuring activities to better align our overhead and expenses with our level of revenue and gross profit. The severance and office closure expenses are reflected in our fourth quarter 2002 results as a $783,000 restructuring charge.

        Deferred Compensation.    With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of $908,000 in 1999. There was no deferred compensation recorded as a result of stock option grants to employees in 2000, 2001 or 2002. The amount of deferred compensation is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $589,000, $400,000, and $330,000 in 2000, 2001 and 2002, respectively. The amortization of deferred compensation is recorded as research and development and selling, general and administrative expenses, depending on the related employees' activities.

        Write-down of Marketable Securities.    In the third quarter of 2001 and in the fourth quarter of 2002, it was determined that our investment in Tower stock had suffered a decline in value that was "other than temporary". This determination was made after the average market value of the Tower stock, as quoted on the Nasdaq National Market, dropped below its carrying value for a significant period of time. Accordingly, we recorded an impairment charge of $6.8 million and $3.8 million in the third quarter of 2001 and the fourth quarter of 2002, respectively, based on the quoted market price of the stock on the last day of the reporting period.

        Interest Expense, Interest Income and Other Income, Net.    Interest and other income, net of interest expense, was $3.8 million, $1.7 million and $93,000 in 2000, 2001 and 2002, respectively. Interest and other income decreased in 2001 and in 2002 due to decreased cash balances, lower interest rates, and due to fees and interest expenses incurred under our credit facilities.

        Provision for Income Taxes.    In 2000, we had the ability to utilize federal and state net operating loss carryforwards to offset our taxable income. In 2001 and 2002, we incurred additional tax losses. However, our ability to utilize these losses in future periods was uncertain, and accordingly we recorded a full valuation allowance against the related tax benefit. As such, no provision for federal or state income taxes has been recorded for 2000, 2001 and 2002.

        As of December 31, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $67 million and $27 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will continue to expire through 2022.

Liquidity and Capital Resources

        At December 31, 2002 we had $13.0 million in cash and cash equivalents, a decrease of $15.9 million from cash held at December 31, 2001. As of December 31, 2002, we had an accumulated deficit of $106.1 million.

        Net cash provided by (used for) operating activities was $4.3 million, $(20.5) million and $(8.7) million in 2000, 2001 and 2002, respectively.

        In 2000, our primary source of operating cash flow was net income of $9.6 million, offset by depreciation of $2.4 million. The cash flow impact of these items, totaling approximately $12.0 million, was partially offset by cash used for a $6.0 million increase in inventories, a $1.0 million increase in accounts receivable, and a $2.4 million increase in other assets. The $6.0 million increase in inventory resulted from higher revenue in 2000 compared to 1999. For instance, third quarter 2000 revenue of $14.9 million was 45% higher than revenue in the third quarter of 1999. This growth caused us to invest in inventory. When revenue then declined sequentially in the fourth quarter of 2000, we reduced our inventory consumption. This reduction also contributed to the increase of inventories. The increase in accounts receivable is primarily due to fourth quarter revenue that was $1.1 million higher than year earlier levels. The $2.4 million used to acquire other assets included the license of intellectual property used in connection with our ESPs.

        In 2001, our primary use of cash was an operating loss of $21.3 million, offset by depreciation of $3.3 million and an inventory write-down of $3.7 million. A decline in our quarterly inventory purchases and expenses at the end of 2001 caused a $4.8 million reduction in our accounts payable and accrued liabilities. We purchased significant inventory during the first three quarters of the year, as a result of firm commitments with our suppliers, and this caused a $5.7 million inventory increase for the year. We also generated $3.5 million of cash by reducing our accounts receivable during the year. This accounts receivable decrease is primarily due to fourth quarter revenue that was $5.4 million lower than revenue in the fourth quarter of 2000.

        In 2002, we reduced our operating cash consumption by $11.9 million. The primary reasons for this improvement are a $6.6 million reduction in our operating loss, net of depreciation and goodwill impairment charges, and the relative effect of inventory on our cash flow compared to 2001. Inventory reductions contributed $4.1 million of cash in 2002, while inventory increased in 2001 and consumed $5.7 million of cash that year. Accounts receivable increased by $1.8 million primarily due to a 24% increase in fourth quarter revenue compared to the fourth quarter of 2001. We reduced our accounts payable by $1.3 million, reflecting lower manufacturing purchases.

        Net cash used for investing activities was $6.7 million, $22.4 million, and $9.0 million in 2000, 2001 and 2002, respectively. The 2000 amount was used for the acquisition of property and equipment. In 2001, $7.8 million was used for acquisition of property and equipment, while $14.0 million was used for our investment in Tower. In 2002, we reduced our investment in property and equipment to $1.7 million and invested $7.3 million in Tower. This reduction in the acquisition of property and equipment is primarily due to lower spending for new product tooling and due to adequate manufacturing capacity.

        Net cash provided by financing activities was $38.0 million, $1.5 million, and $1.8 million in 2000, 2001, and 2002, respectively. In 2000 the primary source of cash was our follow-on offering, offset by the repayment of $470,000 in bank debt. In 2001, the main source of cash flows from financing activities was $1.7 million received from the exercise of stock options, which was offset by $150,000 used to repay bank debt. In 2002, the primary sources of cash included $1.4 million from the sale of common stock under our stock plans and $949,000 of proceeds under our insurance credit facility. Cash was used to repay debt of $493,000 in 2002, excluding the repayment of funds to Silicon Valley Bank.

        In June 2002, we signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit available until June 2003 and a $4.0 million equipment and software financing line of credit. We could draw funds against software purchases through December 2002 and may draw funds against equipment purchases through March 2003. The revolving line bears interest at prime, which was 4.75% at December 31, 2002. The equipment line bears interest at prime plus 0.75%, or 5.50% at December 31, 2002, and is secured by the specific equipment financed. Silicon Valley Bank also has a security interest in our tangible and intangible assets. Interest payments on the revolving line are due monthly, and we incurred $16,000 of interest expense for draws against the revolving line during 2002. The equipment financing line must be paid in 36 equal installments from the date of each advance. Any advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance.

        Terms of the facility require us to maintain cash and short-term investment balances of $15.0 million at Silicon Valley Bank. Under this arrangement, a portion of our funds held in depository and investment accounts at Silicon Valley bank are classified as Restricted cash on our balance sheet. The amount of our Restricted cash at December 31, 2002, $9.0 million, was equal to our aggregate borrowings under the credit facility at that time. This restricted cash is classified as a financing activity, and borrowings under the Silicon Valley Bank facility did not have a net impact on our financing cash flows during 2002.

        Terms of the facility also require us to maintain a tangible net worth of $49.0 million. We notified Silicon Valley Bank that we were not in compliance with the tangible net worth covenant of our credit facility as of October and November 2002. The bank waived the covenant for these periods and advanced funds to us through December. At December 31, 2002, we were again in violation of the tangible net worth covenant and the bank again waived the covenant for this period. We do not expect to meet the tangible net worth requirement at the end of our first fiscal quarter, and accordingly, we have classified the amount outstanding under the facility as a short-term obligation.

        As of December 31, 2002 we had $9.0 million outstanding under this facility. A portion of our deposit and investment accounts held at Silicon Valley Bank are classified as Restricted cash on our balance sheet, in support of these borrowings. During 2003 we may decide to use our Restricted cash to completely repay amounts outstanding under this facility, without any impact to our Cash and cash equivalents, we may complete negotiations to restructure this credit facility, or we may obtain a new credit facility.

        As of December 31, 2002 we also had $555,000 of short-term debt outstanding to finance insurance payments and $45,000 outstanding under capital lease obligations. The insurance-related debt bears interest at the rate of 3.7% and is being repaid in monthly amounts of $80,000 through July 2003. The capital lease obligations are being repaid in monthly amounts of $4,000 through December 2003.

        We require substantial working capital to fund our business, particularly to finance our operating losses, and for future investment in Tower, the acquisition of property and equipment, and the repayment of debt. During 2003, we may be required to invest $3.7 million in Tower under the terms of our agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Even if Tower has not met the milestones, we may invest all or a portion of these funds under renegotiated terms. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of the introduction and production of new products and expansion of sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt financing and remain in compliance with the terms of the credit facility, our ability to raise funds from the sale of Tower ordinary shares, and other factors related to the uncertainties of the industry and global economics. Furthermore, we may use our Restricted cash to completely repay our outstanding debt with Silicon Valley Bank. We anticipate that our existing cash resources will fund anticipated operating losses, capital expenditures expected to be in excess of $3.0 million during 2003, the potential $3.7 million investment in Tower, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands). Capital lease amounts and other commercial commitment amounts are included as liabilities on our balance sheets as of December 31, 2002. The amount of Restricted cash on our balance sheet is equal to our financial commitments under bank equipment and software notes payable and under bank revolving line of credit.

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Contractual cash obligations
Operating/capital leases	$3,951	$866	$1,215	$1,131	$739
Investment in Tower	3,667	3,667	—	—	—
Wafer purchases	626	626	—	—	—

Total contractual cash obligations	$8,244	$5,159	$1,215	$1,131	$739

Other commercial commitments
Bank equipment and software notes payable	$2,152	$2,152	$—	$—	$—
Bank revolving line of credit	6,850	6,850	—	—	—
Insurance credit facility	555	555	—	—	—

Total commercial commitments	$9,557	$9,557	$—	$—	$—

Inflation

        The impact of inflation on our business has not been material for the fiscal years ended December 31, 2000, 2001 and 2002.

Critical Accounting Policies

        The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, actual results may differ from our estimates and the differences may have a material impact on our statement of operations and financial conditions. Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating accrued liabilities and allowance for doubtful accounts;

  •
  inventory valuation;

  •
  accounting for income taxes;

  •
  valuation of investments; and

  •
  valuation of long-lived and intangible assets and goodwill.

Revenue recognition.

        We derive our revenue from two sources: the selling of FPGA and ESP products, and the sale of software licenses for our design tools. Software sales historically represent less than 2% of our total revenue. In both cases, management judgments and estimates must be made regarding returns, price adjustments and collectibility.

        Our FPGAs and ESPs may be programmed by us, by our distributors, or by the end customers. We sell to our distributors under agreements that, in the case of unprogrammed parts, allow certain rights of return and price adjustments on unsold inventory. Contractually, our distributors are permitted to return up to 10%, by value, of the products they purchase from us every six months. Amounts billed to such distributors for shipments are included as accounts receivable, inventory is relieved, and the related revenue and cost of revenue are deferred. Revenue is not recognized until the inventory is resold by the distributor. Revenue for programmed parts, which do not have similar return rights, as well as for all non-distributor customers, is recognized upon shipment. We estimate returns and distributor price adjustments and we assess whether or not collection is probable. Management analyzes historical returns, changes in customer demand and acceptance of our products, among other factors, when evaluating the adequacy of returns reserves and allowances. Material differences in the amount and timing of our revenue for any period may occur as a result of changes in facts or assumptions, or as a result of the use of estimates and judgment. The provision for returns amounted to $173,000 as of December 31, 2002.

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

        In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not generally request collateral from our customers. If we determine that collection is not probable, we defer the recognition of revenue until collection becomes probable, which is generally upon receipt of cash.

Estimating accrued liabilities and allowance for doubtful accounts.

        We review our accounts payable and accrued liabilities at each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending, budgeted spending, and anticipated changes in the costs of services. Management estimates the collectibility of our accounts receivable at each reporting period. Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debt, payment history, customer concentration, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4.9 million, net of allowance for doubtful accounts of $740,000, as of December 31, 2002.

Inventory valuation.

        We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in-first-out basis. We routinely evaluate the levels of our inventory in light of current market conditions and market trends. Our analysis may take into consideration historic usage, expected demand, new product development schedules, product obsolescence, customer design activity, customer concentrations and other factors. During 2001, demand for our products declined precipitously and our arrangements with our suppliers caused us to purchase more inventory than we required. During the second quarter of 2001 we established additional reserves for this excess inventory. During the third quarter of 2002 we wrote down inventory by $1.6 million, primarily due to the write-down of two products to their net realizable value and due to the planned obsolescence of a product. The introduction of a new product is expected to reduce demand for one of our current products.

        Market conditions are subject to change and forecast demand for our inventory may differ from actual consumption. Such differences may be material to the financial statements. The lives of our products are unusually long and obsolescence has not been a significant factor historically in the valuation of our inventories. We also evaluate our inventory in light of its merchantability. Accordingly, we create reserves for inventory returned from our customers that has not been processed for resale and for new products that have not been qualified for shipment to our customers.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $41.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to reduce our valuation allowance which could materially impact our financial position and results of operations.

Valuation of Investments.

        We currently have a $6.0 million investment in Tower ordinary shares. If the value of these shares were to decline below our carrying value, and if the decline is other than temporary, we would have an impairment charge against this investment. As part of this investment, we hold 700,000 Tower ordinary shares that are available for sale. If the market price of these securities changes during a reporting period, and if this change is temporary, we would record a comprehensive gain or loss.

        During the third quarter of 2001 and during the fourth quarter of 2002, QuickLogic wrote down the value of its equity investment in Tower due to declines in value that were "other than temporary". This determination was made after the average market value of the Tower stock, as quoted on the Nasdaq National Market, dropped below its carrying value for a significant period of time. The Tower shares purchased in 2001 were obtained at an average price of $12.84 per share. QuickLogic reduced the carrying value for this asset to approximately $5.60 per share at the end of the third quarter of 2001, based on the market price of Tower's stock at that time. The Tower shares purchased in 2002 were obtained at an average price of $5.46 per share. Theses shares and the shares acquired in 2001 were reduced to a carrying value of $3.40 per share at December 31, 2002, based on the market price of Tower's common stock at that time. The total amount of the write-downs were $6.8 million and $3.8 million in 2001 and 2002, respectively.

Valuation of long-lived assets and goodwill.

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  significant under-performance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of or the expected cash flow from the acquired assets;

  •
  significant changes in the strategy for our overall business;

  •
  significant negative economic events or trends affecting our business;

  •
  a significant decline in our stock price; and

  •
  our market capitalization relative to net book value.

        We review the recoverability of our long-lived assets, such as property and equipment and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows, our appropriate discount rate based on our weighted average cost of capital, and the fair value of long-lived assets.

        On August 1, 2001, QuickLogic acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. This acquisition accelerated our ESP strategy by strengthening our ability to develop and market system-level products for our target market segments. Of the $13.7 million purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to Goodwill. Under SFAS No. 142, we are required to perform an impairment test on the Goodwill on an annual basis, and when circumstances lead us to believe that an impairment has occurred. As such, we completed an annual impairment analysis during the third quarter of fiscal 2002, and determined that there was no impairment at that time, based on the results on an independent appraisal. During the fourth quarter of 2002, our market capitalization, as implied by our stock price, dropped below our net asset value. Accordingly, we performed another impairment analysis, including an independent appraisal. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount on our balance sheet and was included as a component of operating income. As the charge was non-cash in nature, it did not affect our liquidity.

Recently Issued Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We have applied the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

Risk Factors

        In addition to other information in this 10-K, the following risk factors should be considered carefully in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-K, and the risks discussed in other filings with the Securities and Exchange Commission, actual results could differ materially from our recent results or from those projected in any forward-looking statements.

We may not have the liquidity to support our future capital requirements

        Our cash balance at December 31, 2002 was $13.0 million and our interest-bearing debt, net of amounts supported by our restricted cash balance, was $0.6 million. We may be required to invest an additional $3.7 million in Tower in 2003 under the terms of our amended agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Even if Tower has not met the milestones, we may invest all or a portion of these funds under renegotiated terms. Other investments, which are largely driven by the capital expenditures for the introduction and initial manufacturing of new products, could exceed $3.0 million in 2003.

        As a result these investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital, and interest and debt payments, we will need to generate significantly higher revenue and gross profit to attain, and then maintain positive cash flow. Whether or when we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations or at all.

We cannot assure you that we will return to profitability because we have a history of losses

        We incurred significant losses from our inception in 1988 through 1997, and again in 2001 and 2002. Our accumulated deficit as of December 31, 2002 was $106.1 million. We had net loss of $31.3 million in 2002. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

Our future results depend on our relationship with Tower

        We have devoted significant resources to our relationship with Tower, and through December 31, 2002, we have invested approximately $21.3 million toward the completion of its wafer foundry facility. Our final payment to Tower of $3.7 million was initially due to Tower in November 2002 upon the achievement of operational milestones related to its fabrication facility. Tower has not yet satisfied the performance milestones, and we are not yet manufacturing any of our products at Tower. We believe that Tower's completion of this fabrication facility depends on its ability to obtain additional financing for the foundry equipment and foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israel government's Investment Center. The current political uncertainty and security situation in the Middle East, the market for foundry manufacturing services, the early stage of operation of Tower's fabrication facility, Tower's financial condition, or other factors may adversely impact Tower's business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and our process technology, and ramp-up production, the value of our investment in Tower will decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This would require significant development time, would cause product shipment delays and would severely harm our business.

        In addition, the value of our investment in Tower and its corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further or the wafer credits are deemed to be impaired, it may be necessary to record additional losses. Our final payment to Tower under the Share Purchase Agreement may become due during 2003 if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Even if Tower has not met the milestones, we may invest all or a portion of these funds under renegotiated terms. If the terms of this final installment are not renegotiated prior to our payment, we may incur a loss on the shares purchased.

If our share price falls below $1.00, we could be delisted from The Nasdaq National Market

        The minimum per share bid price required under market place Rule 4450(a)(5) to maintain a listing on The Nasdaq National Market is $1.00. Our common stock closed as low as $0.92 during 2002. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, because prices for delisted stock are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

None of our products are currently manufactured by more than one manufacturer, which exposes us to the risk of having to identify and qualify one or more substitute suppliers

        We depend upon independent third parties to manufacture, assemble and test our semiconductor products. None of our products are currently manufactured by more than one manufacturer. We have contractual arrangements with two of our three foundry manufacturers of semiconductors, Tower and Cypress, to provide us with specified manufacturing capacity. The Tower facility is not yet operational. We purchase product from TSMC on a purchase order basis. Our assembly and test work is also done on a purchase order basis. If we are unable to secure adequate manufacturing capacity from Tower, TSMC, Cypress or other suppliers to meet our supply requirements, our business will be materially harmed.

        Processes used to manufacture our products are complex, customized to our specifications and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers were unable or unwilling to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers to manufacture our products, and most likely redesign our products to be manufactured at the new facility. Our manufacturers may experience unanticipated events, such as the September 1999 Taiwan earthquake, that could inhibit their abilities to use our inventory or provide us with adequate manufacturing capacity on a timely basis, or at all. Our suppliers may be unable to generate the funds needed to continue operations, or to maintain required service or quality levels. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs and intellectual property to their manufacturing processes and could cause product shipment delays and delays in new product introductions. In addition, our inventory may become damaged or difficult to access, the costs associated with manufacturing our products may increase, and our customers may have to re-qualify our product in applications, if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline

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

        Factors that could cause our operating results to fluctuate that relate to our internal operations include:

  •
  successful execution of our strategy to develop and market embedded system products and FPGAs;

  •
  changes in our product mix or pricing;

  •
  our inability to adjust our fixed costs in the face of any declines in revenue or gross profit;

  •
  our ability to reduce our manufacturing costs in response to competitive product or pricing pressure;

  •
  our inventory levels, changes in inventory value and product obsolescence; and

  •
  our ability to reduce our manufacturing costs in response to competitive product or pricing pressure.

        Factors that could cause our operating results to fluctuate that depend upon our suppliers and customers include:

  •
  the timing of significant product orders, order cancellations and reschedulings;

  •
  the availability of production capacity and fluctuations in the manufacturing yields at the facilities that manufacture our devices;

  •
  the financial resources of our suppliers and their ability to provide capacity, invest in new technologies, use our inventory, provide appropriate quality and customer service levels; and

  •
  the cost of raw materials and manufacturing services from our suppliers.

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

  •
  our ability to obtain insurance on commercially reasonable terms;

  •
  our ability to raise the capital required to finance our losses and expected investments; and

  •
  litigation or potential litigation settlement provisions or expenses.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

        As of February 21, 2003 four stockholders and their affiliates held approximately 42% of our outstanding common stock. If our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. For instance, since September 30, 2002 one stockholder has sold 8% of our outstanding common stock. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

        We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers. If any of the following occur, our business will be materially harmed:

  •
  we fail to complete and introduce new product designs in a timely manner;

  •
  we are unable to have these new products manufactured according to design specifications;

  •
  our customers do not successfully introduce new systems or products incorporating our products;

  •
  our sales force and independent distributors do not create adequate demand for our products;

  •
  these products fail to generate sufficient gross profit; or

  •
  market demand for our new products, such as ESPs, does not develop as anticipated.

We have only introduced a limited number of ESP product families; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from ESP products

        We introduced our first ESP product family, QuickRAM, in 1998, and followed this with our QuickPCI, V3 and QuickMIPS ESP families. In 2002, ESPs accounted for approximately 37% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger component of our business, our failure to design, develop, manufacture and sell new ESP products, or their failure to continue to gain acceptance with customers, would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenue or improved operating margins in future periods.

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

If we fail to comply with the covenants of credit facilities our financial condition could suffer

        We currently have a $12 million credit facility with Silicon Valley Bank and expect to operate with credit facilities in the future. These facilities often require that we meet certain financial covenants. Our current facility includes an obligation to maintain a tangible net worth of $49.0 million and an obligation to maintain $15.0 million of cash and investment balances with Silicon Valley Bank. We notified the bank that we were not in compliance with the tangible net worth covenant as of October and November 2002, and that we expected to be out of compliance in December 2002 and March 2003. The bank waived the covenant for the October period and advanced funds to us in December. We were, as expected, not in compliance with the tangible net worth covenant at December 31, 2002 and received a waiver from the bank. We do not expect to be in compliance with the covenant at the end of our first fiscal quarter. As a result, we have classified the entire amount outstanding as a short-term obligation. We are negotiating a restructured credit facility with the bank, and expect to complete these negotiations or obtain a new facility by May 2003. If we are unable to complete this negotiation or obtain new credit on commercially reasonable terms we may need to use our Restricted cash to repay amounts outstanding, and as a result, our financial results and business would suffer. As of December 31, 2002 we had $9.0 million outstanding under this facility.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

        If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six to twelve months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. The customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

        We may spend significant time and money on research and development to design and develop products around an industry standard or emerging technology. To date, we have introduced product families, such as QuickPCI, that are designed to support a specific industry standard. If an industry standard or emerging technology that we have identified fails to achieve broad market acceptance in our target markets, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure and underutilization of manufacturing capacity, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements

        The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide semiconductor oversupply, which could result in severe pricing pressure and under-utilization of our manufacturing capacity. In a market with undersupply, we would have to compete with larger foundry customers for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or at the costs or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors would materially harm our business.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

        Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business.

Fluctuations in our product yields, especially our new products, may increase the costs of our manufacturing process

        Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices. Varying degrees of these yield reductions occur frequently in our manufacturing process. These yield reductions, which can occur without warning, may result in substantially higher manufacturing costs and inventory shortages to us. We may experience yield problems in the future that may materially harm our business. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we experience higher costs or are unable to respond rapidly to market demand, our business would suffer.

        Yield reductions frequently occur in connection with the manufacture of newly introduced products or with manufacturing at new facilities or on new manufacturing processes. Newly introduced products, such as our Eclipse family of FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as our expected production at Tower, are often more complex and take a period of time to refine procedures to achieve expected service levels, quality levels and product costs. While we test our products, these products may still contain errors or defects that we find only after we have commenced commercial production. Our customers may not place new orders for our products if the products have reliability problems, which would materially harm our business.

We may be unable to grow our business if the markets in which our customers sell their products do not grow

        Our success depends in large part on the continued growth of various markets that use our products. Any decline in the demand for our products in the following markets could materially harm our business:

  •
  high-performance computing;

  •
  instrumentation and test;

  •
  data communications and telecommunications;

  •
  video/audio, graphics and imaging; or

  •
  military and aerospace systems.

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

        We employ independent, third-party distributors to market and sell a significant portion of our products. During 2002, approximately 70% of our sales were made through our distributors. Five distributors accounted for approximately 51% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

We may be unable to accurately estimate quarterly results, which could adversely affect the trading price of our stock

        Since we generally recognize revenue from sales to our distributors when these distributors make sales to customers, we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations, particularly in the last month of the quarter. In addition, we offer our customers a short delivery lead time, and 70% to 80% of our shipments during a quarter may be ordered that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

        During the fourth quarter of 2002 one customer, purchasing product though a distributor, accounted for 12% of our revenue in the quarter. This customer is expected to contribute significant revenue through the middle of 2003. The cancellation or deferral of purchase orders from this customer or other significant customers would materially harm our business. We sell our products on a purchase order basis through our distributors and direct sales channels, and our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return un-programmed products to us. Contractually, our distributors are permitted to return up to 10%, by value, of the products they purchase from us every six months. If our distributors or customers cancel or defer significant purchase orders or our distributors or customers return our products, our accounts receivable collections would decrease and our inventories would increase, which would materially harm our business.

Many systems manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx and Altera, which dominate the programmable logic market

        The semiconductor industry is intensely competitive and characterized by:

  •
  erosion of selling prices over product lives;

  •
  rapid technological change;

  •
  short product life cycles; and

  •
  strong domestic and foreign competition.

        If we are not able to compete successfully in this environment, our business will be materially harmed. Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including re-programmability, lower prices and other competitive factors not matched by us. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Altera, Actel, and Lattice Semiconductor. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors' products or other inhibiting factors.

        We also face competition from companies that offer ASICs, which may be obtained at lower costs for higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as IDT and Motorola, or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

  •
  the development of new products and manufacturing technologies;

  •
  the quality, price and availability of products, devices, hardware and software and development tools;

  •
  the diversity of product lines; or

  •
  the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

        We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We have in the past experienced difficulty in recruiting and retaining qualified senior management, sales and technical personnel. In 2002, our Vice President of Worldwide Marketing, Peter Feist, resigned. Failure to attract, hire, train and retain personnel, particularly senior management, sales and technical personnel, would materially harm our business.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of future litigation

        Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations that are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case-by-case basis. These situations may lead to litigation if we reject the offer to obtain the license.

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

        Also, although we may seek to obtain a license under a third party's intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all. We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, it could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

        Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines, and we plan to use facilities in Israel and Malaysia during 2003. We expect to manufacture a majority of the products that we have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People's Republic of China and conflict between North Korea and South Korea, and conflicts involving Israel or Malaysia.

        Sales to customers located outside the United States accounted for 38%, 47% and 52% of our total sales in 2000, 2001 and 2002, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Foreign research and development activities accounted for 36% of our research and development expenses in 2002. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following:

  •
  managing foreign distributors;

  •
  staffing and managing foreign offices;

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

        In addition, we may incur costs that are difficult to reduce quickly because of employee-related laws and practices in foreign countries.

We may engage in manufacturing or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

        In the past, we have engaged in agreements that committed the Company to significant use of cash, management time and other personnel resources. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from companies. We plan to use these elements in products that we expect to manufacture at Tower's fabrication facility. Agreements such as these have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of employees from other development projects or market opportunities, significant expenses, our ability to utilize the technology in our products or to introduce products in a cost-effective and timely manner, and market acceptance of related products. Our current agreements and future agreements entail similar risks. If we fail to recover, or if in our judgment we will not recover, these assets from the gross profits of the related products our assets will become impaired, or we may decide to write-down these investments for other reasons, and our financial results would be harmed. We cannot be certain that these third-party elements will continue to be available to us on commercially reasonable terms. The loss of, or inability to use or maintain, such elements could result in shipment delays or reductions until equivalent design elements or software is developed internally or identified, licensed from a third party, and integrated into our products, which would seriously harm our business.

Business interruptions could adversely affect our business

        Our operations are vulnerable to interruption by fire, earthquake, power loss, terrorist acts and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. In addition, we rely on sole suppliers to manufacture our products. These suppliers often hold significant inventory of QuickLogic product and, in the event of a disaster or other loss of supply, our ability to use this inventory and to move production to new suppliers may significantly impact QuickLogic resources for several quarters. We may also be adversely affected by business interruptions at systems manufacturers. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Our products are complex and may contain undetected or unresolved defects

        Our products are complex and may contain undetected or unresolved defects when first introduced, as new intellectual property is incorporated into our products, as a result of changes in the manufacturing process, or as new versions are released. We cannot assure you that, despite our testing, defects will not be found in our products following commercial release. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or losses of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

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

Our Shareholder Rights Plan, certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover

        Our Shareholder Rights Plan as well as provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

The market price of our common stock may fluctuate significantly

        Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may materially and adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of government issued securities and commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 2002 would have an immaterial effect on our pretax earnings and the carrying value of its investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

        All of our sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. In 2001 and 2002, respectively, research and development expenses denominated in foreign currencies were approximately 6% and 36% of our total research and development expenses. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have a $515,000 impact on our 2002 research and development expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
QuickLogic Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed under item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 29, 2003.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	Years Ended December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$28,853	$13,001
Restricted cash (see note 5)	—	9,002
Accounts receivable, net of allowances for doubtful accounts of $393 and $740	3,101	4,900
Inventory	13,592	7,876
Other current assets	2,595	2,281

Total current assets	48,141	37,060
Property and equipment, net	14,675	11,967
Investment in Tower Semiconductor Ltd	5,390	5,975
Other assets	16,053	7,129

	$84,259	$62,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$4,293	$3,013
Accrued liabilities	1,784	1,840
Deferred income on shipments to distributors	1,468	1,242
Current portion of long-term obligations	222	9,650

Total current liabilities	7,767	15,745
Long-term obligations	2,069	1,455

Total liabilities	9,836	17,200
Commitments and contingencies (see notes 13 and 14)
Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized, 23,172 and 23,745 shares issued and outstanding, respectively	23	24
Additional paid-in capital	149,734	151,198
Deferred compensation	(475)	(145)
Accumulated deficit	(74,859)	(106,146)

Total stockholder's equity	74,423	44,931

	$84,259	$62,131

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2000	2001	2002
Revenue	$53,342	$32,306	$32,581
Cost of revenue	21,068	21,818	19,572

Gross profit	32,274	10,488	13,009
Operating expenses:
Research and development	9,300	14,268	13,113
Selling, general and administrative	17,137	16,887	15,249
Goodwill impairment	—	—	11,428
Restructuring Costs	—	619	783

Income (loss) from operations	5,837	(21,286)	(27,564)
Write-down of marketable securities	—	(6,844)	(3,816)
Interest expense	(49)	(23)	(71)
Interest income and other, net	3,842	1,675	164

Net income (loss)	$9,630	$(26,478)	$(31,287)

Net income (loss) per share:
Basic	$0.49	$(1.24)	$(1.34)

Diluted	$0.45	$(1.24)	$(1.34)

Weighted average shares:
Basic	19,486	21,405	23,291

Diluted	21,614	21,405	23,291

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock At Par Value
			Additional Paid In Capital	Stockholder Note Receivable	Deferred Compensation	Accumu- lated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1999	18,102	$18	$96,599	$(121)	$(1,480)	$(58,011)	$37,005
Common stock issued under stock option plan, net of repurchases	478	—	2,846	—	—	—	2,846
Amortization of deferred compensation, net of terminations	—	—	(16)	—	605	—	589
Issuance of shares in connection with public offering, net of expenses of $741	1,629	2	35,541	—	—	—	35,543
Note receivable from stockholder	—	—	—	121	—	—	121
Net income	—	—	—	—	—	9,630	9,630

Balance at December 31, 2000	20,209	$20	$134,970	$—	$(875)	$(48,381)	$85,734
Common stock issued under stock option plan, net of repurchases	441	—	1,678	—	—	—	1,678
Common stock issued for purchase of V3	2,522	3	13,086	—	—	—	13,089
Amortization of deferred compensation, net of terminations	—	—	—	—	400	—	400
Net loss	—	—	—	—	—	(26,478)	(26,478)

Balance at December 31, 2001	23,172	$23	$149,734	$—	$(475)	$(74,859)	$74,423
Common stock issued under stock option plan, net of repurchases	573	1	1,375	—	—	—	1,376
Issuance of stock options to non-employees	—	—	89	—	—	—	89
Amortization of deferred compensation, net of terminations	—	—	—	—	330	—	330
Net loss	—	—	—	—	—	(31,287)	(31,287)

Balance at December 31, 2002	23,745	$24	$151,198	$—	$(145)	$(106,146)	$44,931

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$9,630	$(26,478)	$(31,287)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and other non-cash charges	2,350	3,254	3,654
Long-lived asset write-off	—	350	1,039
Inventory write-down	—	3,724	1,618
Amortization of deferred compensation	589	400	330
Issuance of stock options to non-employees	—	—	89
Goodwill impairment	—	—	11,428
Write-down of marketable securities	—	6,844	3,816
Gain/loss on disposal of assets	(116)	11	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,035)	3,477	(1,799)
Inventory	(5,978)	(5,708)	4,098
Other assets	(2,386)	(1,575)	454
Trade payables	619	(1,528)	(1,280)
Accrued liabilities, deferred income, and other obligations	639	(3,282)	(814)

Net cash provided by (used for) operating activities	4,312	(20,511)	(8,654)

Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(6,700)	(7,794)	(1,695)
Purchase of Tower shares and other investments	—	(14,580)	(7,335)

Net cash used for investing activities	(6,700)	(22,374)	(9,030)

Cash flows from financing activities:
Payment of bank borrowing and other long-term obligations	(470)	(150)	(673)
Proceeds from issuance of common stock, net	38,389	1,678	1,376
Note receivable from stockholder	121	—	—
Net proceeds from the revolving line of credit	—	—	6,850
Proceeds from borrowings	—	—	3,281
Restricted cash	—	—	(9,002)

Net cash provided by financing activities	38,040	1,528	1,832

Net increase (decrease) in cash	35,652	(41,357)	(15,852)
Cash at beginning of period	34,558	70,210	28,853

Cash at end of period	$70,210	$28,853	$13,001

Supplemental Disclosures of cash flow information:
Interest paid	$49	$23	$154
Income taxes paid	$1	$3	$23

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

Liquidity

        The Company anticipates that its existing cash resources will fund anticipated operating losses, purchases of capital equipment, the potential investment in Tower Semiconductor Ltd., and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

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

Fair Value of Financial Instruments

        The estimated fair values of financial instruments are determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret and analyze the available data and to develop estimates. Accordingly, estimates could differ significantly from the amounts the Company would realize in a current market exchange. The estimated fair value of all financial instruments at December 31, 2000, 2001 and 2002 approximate the amounts presented in the balance sheets, due primarily to the short-term nature of these instruments.

Foreign Currency Transactions

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, QuickLogic began to conduct research and development in Canada and India. The Company also has sales and marketing activities outside the United States. These costs are incurred in local currency. Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. In 2001 and 2002, research and development expenses denominated in foreign currencies were 6% and 36%, respectively, of the Company's total research and development expenses. The Company incurred a majority of these expenses in Canada. The Company does not use derivative financial instruments.

Inventory

        Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company routinely evaluates its inventory levels in light of current market conditions and market trends, which are always subject to change. When necessary, management estimates reserves to account for these changes. The lives of the Company's semiconductor products are unusually long and obsolescence has not been a significant factor in the valuation of inventories.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the asset's estimated useful life. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the facility lease term or the estimated useful lives of the improvements. Amortization of capital leases is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the items acquired. The depreciation and amortization periods for property and equipment are as follows:

Equipment	3-5 years
Software	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	3-7 years

Goodwill

        On August 1, 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, the Company allocated $2.3 million to the net assets acquired, and $11.4 million to Goodwill. As the acquisition was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", no amortization of goodwill has been recognized in the Company's operating results. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company is required to perform an impairment test on the Goodwill on an annual basis, and when circumstances lead management to believe that substantial impairment has occurred. SFAS No. 142 requires the Company to compare the fair value of the Company to its book amount to determine if there is potential impairment. If the fair value of the Company is less than the book value, an impairment loss is recorded to the extent that the fair value of the Goodwill within the Company is less than the carrying amount. The Company completed its annual impairment analysis during the third quarter of fiscal 2002, and determined then that there was no impairment. This analysis relied upon a report prepared by an independent appraiser. QuickLogic estimated the fair value of the Company based on market capitalization, as implied by the value of QuickLogic common stock, and estimated future discounted cash flows. During the fourth quarter of fiscal 2002, the Company's market capitalization dropped below QuickLogic's net asset value. Accordingly, the Company revisited the impairment analysis, again with the assistance of an independent appraiser, and based on the revised results recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount on the balance sheet and was included as a component of operating income.

Long-Lived Assets

        The Company reviews the recoverability of its long-lived assets, such as property and equipment and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Revenue Recognition

        The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

        QuickLogic's FPGAs and ESPs may be programmed by the Company, the distributor or the end customer. QuickLogic sells to certain distributors under agreements, which, in the case of unprogrammed parts, allow certain rights of return, and price adjustments on unsold inventory. Contractually, the Company's distributors are permitted to return up to 10%, by value, of the products they purchase from QuickLogic every six months. Amounts billed to such distributors for shipments are included as accounts receivable, inventory is relieved, and the related revenue and cost of revenue are deferred and the resultant gross profit is recorded as a current liability, "Deferred income on shipments to distributors", until the inventory is resold by the distributor. Revenue for programmed parts, which do not have similar return rights, as well as for all non-distributor customers, is recognized upon shipment. Reserves for estimated returns and distributor price adjustments are provided against accounts receivable. Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable. Software revenues amount to less than 2% of total revenues.

Warranty costs

        The Company does not have significant product warranty related costs. The one-time-programmable nature of QuickLogic FPGAs and ESPs prevents the Company from incurring warranty cost to fix programmed parts.

Advertising

        Costs related to advertising and promotion expenditures are charged to "Selling, general and administrative" expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

Stock-Based Compensation

        The Company has elected to measure employees' stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation to non-employees is based on the fair value of the option, estimated using the Black-Scholes model on the date of grant, and re-measured until vested.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each QuickLogic option is calculated using the Black-Scholes option-pricing model.

        (In thousands except per share amounts):

	Years Ended December 31,
	2000	2001	2002
Net income (loss)—as reported	$9,630	$(26,478)	$(31,287)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net income (loss), net of tax	589	400	330
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(7,081)	(8,622)	(6,591)

Net income (loss)—pro forma	$3,138	$(34,700)	$(37,548)

Net income (loss) per share:
Basic—as reported	$0.49	$(1.24)	$(1.34)
Basic—pro forma	$0.16	$(1.62)	$(1.61)
Diluted—as reported	$0.45	$(1.24)	$(1.34)
Diluted—pro forma	$0.15	$(1.62)	$(1.61)

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company's accounts receivable are derived primarily from sales to customers located in North America, Europe, Hong Kong, Japan and Korea. QuickLogic performs ongoing credit evaluations of its customers and generally does not require collateral. Bad debt write-offs to date have been insignificant.

        At December 31, 2002, the Company's largest accounts receivable balances were associated with five of QuickLogic's worldwide distributors. These distributors accounted for the following percentages of accounts receivable as of the periods presented:

	December 31,
	2001	2002
Distributor "A"	6%	18%
Distributor "B"	13%	14%
Distributor "C"	—	10%
Distributor "D"	—	7%
Distributor "E"	20%	5%

Software Development Costs

        Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability are capitalized, if material. To date, the time period between the establishment of technological feasibility and general availability has been short, and as a result the costs incurred during this period have been insignificant and expensed as incurred.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in equity (net assets) during a period from nonowner sources. Comprehensive income (loss) for the Company has included unrealized holding gains or losses on shares of Tower Semiconductor Ltd. available for sale (see Note 8). Other than net income, the Company had no other elements of comprehensive income or loss at December 31, 2000, 2001 and 2002.

New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148. The Company does not expect to change its current method of accounting for stock-based compensation.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

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

	December 31,
	2000	2001	2002
Numerator:
Net income (loss)	$9,630	$(26,478)	$(31,287)
Denominator:
Common stock	19,487	21,405	23,291
Less: Unvested common stock option exercises	(1)	—	—

Weighted average shares outstanding for basic	19,486	21,405	23,291
Stock options and warrants	2,127	—	—
Unvested common stock option exercises	1	—	—

Weighted average shares outstanding for diluted	21,614	21,405	23,291

Net income (loss) per share
Basic	$0.49	$(1.24)	$(1.34)
Diluted	$0.45	$(1.24)	$(1.34)

        For fiscal year 2000, all potential common shares have been included in the calculation of diluted EPS. In 2001 and 2002, there were 804,000 and 569,000 potential common shares determined to be antidilutive and they have been excluded from the calculation of diluted EPS.

NOTE 4—BALANCE SHEET COMPONENTS

	December 31,
	2001	2002
	(in thousands)
Inventory:
Raw materials	$1,211	$705
Work-in-process	10,819	6,166
Finished goods	1,562	1,005

	$13,592	$7,876

Other current assets:
Prepaid expenses	$2,269	$2,026
Employee receivables	293	211
Other current assets	33	44

	$2,595	$2,281

Other assets:
Prepaid deposits	$73	$69
Prepaid license fees	1,687	1,687
Deferred compensation	647	555
Goodwill	11,428	—
Prepaid wafer credits	1,779	4,713
Other assets-long term	439	105

Total other assets	$16,053	$7,129

Property and equipment:
Equipment	$12,485	$13,296
Software	9,756	10,522
Furniture and fixtures	914	922
Leasehold improvements	810	876

	23,965	25,616
Accumulated depreciation	(9,290)	(13,649)

	$14,675	$11,967

Accrued liabilities:
Accrued employee compensation	$1,559	$1,357
Other liabilities	225	483

	$1,784	$1,840

NOTE 5—LONG-TERM OBLIGATIONS

	December 31,
	2001	2002
	(in thousands)
Notes payable to bank	$42	$9,002
Notes payable	—	555
Deferred compensation	648	705
Prepaid royalty	750	750
Capital leases	102	45
Other	749	48

	2,291	11,105
Current portion of long-term obligations	(222)	(9,650)

Long-term obligations	$2,069	$1,455

Notes Payable to Bank

        In June 2002, the Company signed a $12.0 million credit agreement with Silicon Valley Bank. Terms of the agreement include an $8.0 million revolving line of credit available through June 2003 and a $4.0 million equipment and software financing line of credit that the Company may draw against software purchases through December 2002 and against equipment purchases through March 2003. Outstanding amounts under the revolving line of credit bear interest at the bank's prime rate (4.75% at December 31, 2002). The equipment financing line must be paid in 36 equal installments from the date of each advance. Advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance. Outstanding amounts under the equipment and software line bear interest at the rate of prime plus 0.75% (5.50% at December 31, 2002). Amounts outstanding against the equipment and software facility are secured by the related assets, and the bank has a first priority lien on the tangible and intangible assets of the Company. Terms of the credit agreement require the Company to maintain a tangible net worth of $49.0 million. The credit agreement also requires the Company to maintain depository, investment and operating accounts with the Bank with a minimum aggregate balance of $15.0 million. At December 31, 2002, approximately $9.0 million in cash and cash equivalents has been classified as Restricted cash, which corresponds to the aggregate outstanding debt under this facility. The Company was not in compliance with the tangible net worth covenant as of December 31, 2002, and a waiver was obtained for the month of December. However, the Company does not expect to be in compliance with the tangible net worth covenant as of March 31, 2003. As a result, outstanding amounts have been classified as a short-term liability. As of December 31, 2001 and 2002 the Company had $42,000 and $9.0 million, respectively, of outstanding notes payable to bank.

Notes Payable

        In November 2002, the Company signed a $949,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.7%. Terms of the agreement require the Company to make a down payment of $237,000, and to repay principal and interest in monthly installments of $80,000 through July 2003. As of December 31, 2002, the Company had $555,000 outstanding under this agreement.

Deferred Compensation Plan

        During fiscal year 2000, the Company established a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan is funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan are deposited into a common trust account. The participants are allowed to diversify the assets, and the deferred compensation obligation is adjusted to reflect gains or losses on the assets in the trust. The assets are classified as trading assets and are reported as other assets, with changes in the assets' fair value recorded as other income or loss. The related obligations are recorded as long-term obligations on the balance sheet, with changes in the amount of the obligations recorded as compensation expenses. At December 31, 2001 and 2002, the liability accrued under the Company's Deferred Compensation Plan was $648,000 and $705,000, respectively. Total change in the trust assets, net of gains (losses), was $339,000 and $(92,000) in fiscal 2001 and 2002, respectively. The plan was terminated in the first quarter of fiscal 2003.

NOTE 6—INCOME TAXES

        In 2000, the Company had the ability to utilize federal and state net operating loss carryforwards to offset its taxable income. In 2001 and 2002, the Company incurred additional tax losses. However, the ability to utilize these losses in future periods was uncertain and the Company recorded a full valuation allowance. As such, no provision for federal or state income taxes has been recorded for the years ended December 31, 2000, 2001 and 2002.

        A rate reconciliation between income tax provisions at the US federal statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

	Year Ended December 31,
	2000	2001	2002
Provision at statutory rate	34%	34%	34%
Utilization of operating loss and credit carryforwards	(34)	—	—
Future benefit of deferred tax assets not recognized	—	(34)	(34)

	0%	0%	0%

        The Company did not have any significant foreign tax liability during the periods presented.

        Deferred tax balances are comprised of the following:

	December 31,
	2000	2001	2002
Deferred tax assets:
Net operating loss carryforward	$13,131	$17,920	$24,993
Accruals and reserves	1,659	4,024	4,394
Unrealized loss on marketable securities	—	2,601	4,353
Credit carryforward	4,299	4,985	4,893
Depreciation and amortization	—	—	3,019
Capitalized research and development	959	961	—

	20,048	30,491	41,652
Valuation allowances	(20,048)	(30,491)	(41,652)

Deferred tax asset	$—	$—	$—

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

        At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $67 million and $27 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, and will continue to expire through 2022.

        Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over the three-year period. Since inception, the Company believes cumulative changes in ownership have invoked the loss carryforward deduction limitation under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of the losses.

NOTE 7—STOCKHOLDERS' EQUITY

Common Stock

        The Company was originally incorporated in California in April 1988. In October 1999 the Company reincorporated in Delaware and, in conjunction with that reincorporation, effected a 1-for-6 stock split. The board of directors also approved a recapitalization that authorized 100 million shares of common stock and ten million shares of undesignated preferred stock.

        The Company completed an initial public offering of its common stock on October 15, 1999. At the completion of the offering, all of the Company's preferred stock then outstanding, totaling 9,912,000 shares, was converted into Company common stock on a 1-for-1 basis. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 3,770,635 common shares at $10.00 per share. In addition, a selling stockholder sold 3,896,415 shares of common stock in the Company's initial public offering at an initial price to the public of $10.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses, of $33.9 million were received.

        The Company completed a secondary public offering of its common stock on April 12, 2000. The underwriters' over-allotment option was exercised and QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, of $35.5 million were received.

Employee Stock Option Plans

1989 Stock Option Plan

        In July 1996, the 1989 Stock Option Plan (the "1989 Plan") was amended to allow options to be exercised prior to vesting. Unvested shares are deposited to an escrow agent and the Company has a right to repurchase unvested shares at the original issuance price if the employee is terminated prior to the lapsing of the Company's repurchase right. In April 1999, an additional 1,333,000 shares were authorized for issuance. The 1989 Plan provided for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of common stock. Options could be granted to employees, directors and consultants to the Company. The fair value of the Company's common stock at the time of grant was determined by the board of directors considering operating results, current legal developments, product life cycle, general market conditions, independent valuations and other relevant factors. Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant. In September 1999, the Company adopted the 1999 Stock Plan and all subsequent stock option grants are made under this later plan.

1999 Stock Plan

        The 1999 Stock Plan (the "1999 Plan") was adopted by the board of directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan was 5,000,000 shares of common stock. In addition, commencing January 2001, an annual increase will be added to the 1999 Plan equal to the lesser of 5,000,000 shares or 5% of the outstanding shares on such date. Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

        The following table summarizes stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the years ended December 31, 2000, 2001 and 2002:

		Options Outstanding
	Shares Available for Grant (In thousands)	Number of Shares (In thousands)	Weighted Average Exercise Price
Balance at December 31, 1999	4,469	3,384	$5.62
Authorized	1,704	—	—
Granted	(2,258)	2,258	15.88
Canceled	310	(310)	11.64
Exercised	—	(200)	3.08

Balance at December 31, 2000	4,225	5,132	9.87
Authorized	998	—	—
Granted	(2,878)	2,878	4.82
Canceled	1,253	(1,253)	9.03
Exercised	—	(100)	3.21

Balance at December 31, 2001	3,598	6,657	7.95
Authorized	1,159	—	—
Granted	(3,917)	3,917	2.69
Canceled	1,365	(1,365)	7.56
Exercised	—	(158)	2.23

Balance at December 31, 2002	2,205	9,051	$5.83

        As of December 31, 2002, options to purchase 3,523,800 shares were vested. Options to purchase 1,737,343 and 2,407,081 shares were vested as of December 31, 2000 and 2001, respectively.

        Related weighted average exercise price and contractual life information at December 31, 2002 are as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price December 31, 2002
	(In thousands)	(In years)		(In thousands)
$0.60-$2.12	2,344	8.37	$1.59	494	$0.76
2.50-4.50	2,790	7.77	3.83	1,073	4.18
4.60-7.78	2,288	8.28	5.27	974	5.42
9.94-34.56	1,629	7.28	16.15	983	14.27

	9,051	7.97	$5.83	3,524	$6.86

        The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during 2000, 2001 and 2002 was $9.82, $2.96 and $1.69 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of QuickLogic stock option grants.

        The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in 2000, 2001 and 2002:

	December 31,
	2000	2001	2002
Expected life (years)	5.3	5.3	5.3
Risk-free interest rate	6.00%	5.90%	3.68%
Volatility	65%	67%	72%
Dividend yield	—	—	—

Employee Stock Purchase Plan

        The 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors in August 1999 and was approved by the stockholders in September 1999. The total number of shares of common stock reserved for issuance under this plan is 2,000,000 plus annual increases equal to the lesser of 1,500,000 shares or 4% of the outstanding shares on such date. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per calendar year) at 85% of the lower of the fair market value of the common stock at the beginning or end of a purchase period. As of December 31, 2002, 3,627,697 shares were available for issuance under the ESPP.

        The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under ESPP:

	December 31,
	2000	2001	2002
Expected life	6 months	6 months	6 months
Risk-free interest rate	5.34%	5.15%	2.61%
Volatility	65%	67%	63%
Dividend yield	—	—	—

        The estimated fair value of rights issued pursuant to the Company's ESPP in 2000, 2001, 2002 was $4.52, $2.23 and $1.45 per right, respectively.

        The Company applies APB No. 25 accounting to its stock-based compensation plans. Compensation expense is recorded for awards of shares over the period earned. Compensation expense of $589,000, $400,000 and $330,000 was recorded in 2000, 2001 and 2002, respectively.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. If QuickLogic had elected to recognize compensation expense under SFAS No. 123, net income in 2000, 2001 and 2002 would have decreased by $6.5 million, $8.2 million and $6.3 million, respectively.

Stock-based Compensation

        During the year ended December 31, 2002, the Company granted certain consultants fully vested, immediately exercisable options to purchase 120,000 shares of common stock at an exercise price of

$1.08 per share. The Company measured the fair value of the options using the Black-Scholes options pricing model, assuming a dividend yield of 0%, volatility of 92%, expected option term of 4 years, and a risk free interest rate of 5.61%. Accordingly, the Company recorded stock-based compensation expense of approximately $89,000 for the year ended December 31, 2002.

Deferred Stock Compensation

        During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000, net of reversals associated with unvested shares of terminated employees. There was no deferred stock compensation recorded for options granted during the years ended December 31, 2000, 2001, and 2002. Such deferred stock compensation is being amortized ratably over the vesting period of the options. During the years ended December 31, 2000, 2001, and 2002, the Company amortized $589,000, $400,000 and $330,000, respectively, of deferred stock compensation.

NOTE 8—INVESTMENT IN TOWER SEMICONDUCTOR, LTD.

        On December 12, 2000, the Company entered into a Share Purchase Agreement (the "Agreement") with Tower Semiconductor Ltd. ("Tower"). Under the Agreement, the Company agreed to make a $25 million strategic investment in Tower as part of Tower's plan to build and equip a new wafer fabrication facility. The facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, the Company will receive equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building. The committed capacity may be reduced if the Company elects not to exercise additional share purchase obligations. In connection with the Agreement, the Company also entered into a foundry agreement under which the Company is entitled to a certain amount of wafer purchase credits. Up to 15% of order value can be applied against these credits in future wafer purchases from Tower. Under the terms of the original agreement, the amount of credits is determined upon each share purchase transaction and is calculated based on the difference between the Company's share purchase exercise price and the higher of $12.50 and Tower's average stock price for 30 days preceding a purchase transaction. Such credits are reported as Prepaid wafer credits. Under the terms of the Agreement, the Company's investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility.

        In fiscal 2001, the Company made payments of $14.0 million to purchase shares of common stock and wafer credits from Tower under the Agreement. In September of 2001, due to an "other than temporary" decline in the value of the stock, the Company wrote down its holding value of Tower shares by $6.8 million. At December 31, 2001, QuickLogic's balance sheet reflected 951,926 shares in Tower with a carrying value of $5.4 million, and $1.8 million in wafer credits.

        On May 28, 2002, the Company entered into an Amendment to the original Tower Share Purchase Agreement (the "Amendment"). Under the Amendment, Tower agreed to issue shares with a value equal to 60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied toward wafer purchases from Tower, up to 7.5% of the value of these purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing QuickLogic to sell these shares on the open market.

        Under the Amendment, QuickLogic made two payments of $3.7 million each on May 31, 2002 and October 1, 2002. In exchange for these payments, the Company received an additional 805,442 shares and $2.9 million in wafer credits. In December 2002, due to an "other than temporary" decline in the value of the stock, QuickLogic wrote down its holding value of Tower shares by $3.8 million.

        As of December 31, 2002, the Company has invested $21.3 million in Tower equity and prepaid wafer credits. The remaining investment of $3.7 million could become due in 2003 if Tower meets certain performance milestones prior to July 2003, or if the Company renegotiates investment terms with Tower. Also as of December 31, 2002, the Company balance sheet reflected 1,757,368 shares in Tower with a carrying value of $6.0 million, and $4.7 million in prepaid wafer credits. Of these shares, 700,000 are available for sale, and are marked to market each reporting period. Any temporary change in the value of these shares is recorded as comprehensive income or loss. As of December 31, 2002 there was no cumulative comprehensive income or loss associated with these shares.

NOTE 9—V3 SEMICONDUCTOR ACQUISITION

        On August 1, 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of Application Specific Standard Products. This acquisition has accelerated the Company's ESP strategy by strengthening its ability to develop and market system-level products for the communications and networking markets. The results of V3 have been included in the Company's operating results from the date of acquisition. Details of the purchase are as follows (in thousands):

Shares issued	2,522
Value of shares issued	$13,089
Direct acquisition cost	567

Total purchase price	$13,656

        The purchase price has been allocated as follows (in thousands):

Fixed assets	$1,170
Inventory	1,281
Assumed liabilities	(223)
Goodwill	11,428

Total purchase price	$13,656

NOTE 9—V3 SEMICONDUCTOR ACQUISITION (Continued)

        The Company did not identify any intangible assets associated with the purchase, and accordingly allocated all of the purchase price in excess of book value of net assets acquired to Goodwill.

        The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2000 and 2001, as if the acquisition had taken place as of the beginning of the periods.

        These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share data):

	Unaudited Year Ended December 31,
	2000	2001
Net revenue	$60,973	$33,536
Net income (loss)	8,897	(29,155)
Net loss per share:
Basic	$0.40	$(1.27)
Diluted	$0.37	$(1.27)
Weighted average shares:
Basic	22,008	22,970
Diluted	24,136	22,970

        During 2002, after performing an impairment test in accordance with SFAS No. 142, the Company wrote off the carrying amount of Goodwill and recorded a non-cash charge of $11.4 million (See Note 2).

NOTE 10—RELATED PARTY TRANSACTIONS

Notes Receivable from Stockholder

        As of December 31, 1999, the Company had $121,000 of demand promissory notes due from a stockholder. The notes bear interest at rates ranging from 6.7% to 8.5% per annum and were secured by shares of QuickLogic common stock held by the stockholder. The notes were paid in full in September 2000.

Notes Receivable from Officer

        In July 2000, an executive officer of the Company, borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, which was amended in January 2001 and March 2001, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $161,000 and $168,000 at December 31, 2001 and 2002, respectively.

NOTE 11—RESTRUCTURING CHARGES

        In October 2001, the Company reduced its worldwide headcount by approximately 20%. The Company also instituted salary reduction plans for salaried employees of 10% to 30%. The Company wrote off $350,000 of intellectual property associated with a cancelled product and incurred $269,000 in severance costs for 44 staff employees and other related expenses. All restructuring costs were incurred in the fourth quarter of 2001, and no accruals for future expenses were recorded as of December 31, 2001.

        In November 2002, the Company reduced its worldwide headcount by approximately 25%. The Company incurred $669,000 in severance costs for 55 employees and $114,000 for the shutdown of two offices, in La Palma, CA and Richardson, TX. Approximately $245,000 of these costs were accrued at December 31, 2002. Restructuring activity for the year ended December 31, 2002, in thousands, was:

	2002 Provision	Cash payment	Balance at December 31
Employee severance	$669	$(530)	$139
Lease termination	114	(8)	106

Total	$783	$(538)	$245

        The accrued amount of $139,000 for employee severance represents 2003 severance and health benefit payments payable to employees who have departed as of December 31, 2002. The remaining $106,000 represents lease termination and facility costs.

NOTE 12—INFORMATION CONCERNING BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Information About Geographic Areas

        All of the Company's sales originate in the United States and are denominated in U.S. dollars. Revenues are attributed to countries based on shipments to customers and to distributors' centralized purchasing and distributing locations.

        The following is a breakdown of revenues by shipment destination for the years ended 2000, 2001 and 2002:

	December 31,
	2000	2001	2002
	(In thousands)
United States	$33,266	$17,238	$15,736
Japan	6,341	3,273	4,042
Europe	9,519	7,616	6,640
Rest of world	4,216	4,179	6,163

	$53,342	$32,306	$32,581

        The countries comprising the "Rest of world" category include Canada, Hong Kong, China, Korea and other countries in Asia, none of which individually comprise more than 10% of QuickLogic sales.

        Five distributors of the Company's products accounted for approximately 20%, 8%, 7%, 6% and 5% of revenue in 2000. Four distributors of the Company's products accounted for approximately 22%,

10%, 8% and 6% of revenue in 2001. Five distributors of the Company's products accounted for approximately 19%, 12%, 9%, 6% and 6% of revenue in 2002.

        As of December 31, 2001 and 2002, less than 10% of QuickLogic's long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13—COMMITMENTS

        On December 12, 2000 the Company entered into a Share Purchase Agreement (the "Agreement") with Tower under which the Company will make a $25 million strategic investment in Tower as part of Tower's plan to build and equip a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the Company's investment, QuickLogic will receive equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building. Under the terms of the Agreement, the Company investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for the Company's proprietary ViaLink technology, and supply the Company with a guaranteed portion of the new fabrication facility's available wafer capacity at competitive pricing, with first production expected in 2003. Per the terms of the Agreement, the Company paid Tower three payments totaling $14.0 million in 2001 and two payments totaling $7.3 million in 2002. As of December 31, 2002, the Company has a remaining payment of $3.7 million that will be due to Tower under the terms of the amended agreement if Tower meets milestones related to the operation of the fabrication facility prior to July 2003.

        Certain wafer suppliers require the Company to supply forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecast wafer volume. As of December 31, 2002, the Company had $626,000 of outstanding orders for the purchase of wafers.

        The Company leases its primary facility under a noncancelable operating lease that expires in 2009, and includes an option to renew. Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $620,000, $767,000, and $1,024,000 respectively.

        Assets acquired under capital leases and included in plant and equipment were $324,000 at December 31, 2000, 2001 and 2002. The Company recorded accumulated depreciation on leased assets of $192,000, $244,000 and $293,000, as of December 31, 2000, 2001 and 2002, respectively.

        Future minimum lease commitments, excluding property taxes and insurance, are as follows:

	Operating Leases	Capital Leases
	(In thousands)
Year Ending December 31,
2003	$819	$47
2004	669	—
2005	546	—
2006	557	—
2007	574	—
2008 and thereafter	739	—

	$3,904	$47

Less amount representing interest		(2)

Present value of capital lease obligations		45
Less current portions		(45)

Long-term portion of capital lease obligations		$—

NOTE 14—LITIGATION

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic's initial public offerings, QuickLogic and some of QuickLogic's officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-CV-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic's initial public offering and artificially high prices through "tie-in" arrangements, which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic's stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. The court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. In October 2002, QuickLogic's officers and directors were voluntarily dismissed without prejudice. Oral argument on the omnibus motion to dismiss was held on November 1, 2002. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including QuickLogic. The court's order did not dismiss any claims against QuickLogic. As a result, discovery may now proceed. QuickLogic believes that the allegations against the Company are without merit and intends to defend the case vigorously.

        The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received and may receive in the future, communications alleging that Company products or processes may infringe on technology rights held by others. The Company may in the future be involved in litigation with respect to alleged infringement by the Company of another party's patents. In the future, the Company may be involved with litigation to:

  •
  Enforce its patents or other intellectual property rights;

  •
  Protect its trade secrets and know-how;

  •
  Determine the validity or scope of the proprietary rights of others; and

  •
  Defend against claims of infringement or invalidity.

        Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on the Company's business, financial condition and results of operations or cash flows.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2003 Annual Meeting of Stockholders filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding the backgrounds of our directors and officers is contained herein under Item 1, "Executive Officers and Directors."

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is set forth under the captions "Executive Compensation" and "Change in Control Agreements" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is set forth under the captions "Equity Compensation Plan Information" and "Security Ownership" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

        Reference is made to page 41 for a list of all financial statements and schedules filed as a part of this report.

  2.
  Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2002	$393	429	—	(82)	$740
Year ended December 31, 2001	$294	148	—	(49)	$393
Year ended December 31, 2000	$194	209	—	(109)	$294

        All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

  3.
  Exhibits

        The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        None.

(c)
Exhibits

        The following exhibits are filed with or incorporated by reference into this report:

Exhibit Number		Description
2.1	(3)	Asset Purchase Agreement and Plan of Reorganization by and among QuickLogic Corporation, Q Acquisition Corporation, V3 Semiconductor Inc., and V Cubed Corporation dated as of April 17, 2001.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(1)	Bylaws of the Registrant.
4.1	(1)	Specimen Common Stock certificate of the Registrant.
4.2	(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1	(8,9)	Form of Indemnification Agreement for directors and executive officers.
10.2	(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3	(1)	1999 Employee Stock Purchase Plan.
10.4	(1)	1989 Stock Option Plan.
10.5	(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.6	(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.

10.7	(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8	(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.9	(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.10	(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.11	(1,8)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.12	(1)	Business Loan Agreement dated August 9, 1995 between the Registrant and Silicon Valley Bank, as amended.
10.13	(1)	Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank, as amended.
10.14	(1)	Export-import Bank Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank.
10.15	(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.16	(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.17	(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.18	(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.19	(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.20	(6,9)	Form of Change of Control Severance Agreement.
10.21	(7)	Loan and Security Agreement dated June 28, 2002 between the Registrant and Silicon Valley Bank.
10.22	(7)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.23	(9)	Ronald D. Zimmerman Promissory Note dated July 13, 2000, as amended.
21.1	(6)	Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants.
24.1		Power of Attorney (See page 72).
99.1		CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)
Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(9)
This exhibit is a management contract or compensatory plan or arrangement.

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this twentieth day of March, 2003.

QUICKLOGIC CORPORATION, INC.
By:	/s/ E. THOMAS HART E. Thomas Hart Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Thomas Hart and Carl M. Mills and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ E. THOMAS HART E. Thomas Hart	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2003
/s/ CARL M. MILLS Carl M. Mills	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 20, 2003
/s/ DONALD P. BEADLE Donald P. Beadle	Director	March 20, 2003
/s/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 20, 2003
/s/ HUA-THYE CHUA Hua-Thye Chua	Director	March 20, 2003
/s/ ALAN LEFKOF Alan Lefkof	Director	March 20, 2003
/s/ GARY H. TAUSS Gary H. Tauss	Director	March 20, 2003

CERTIFICATIONS

I, E. Thomas Hart, certify that:

  1.
  I have reviewed this annual report on Form 10-K of QuickLogic Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ E. THOMAS HART E. Thomas Hart Chief Executive Officer

I, Carl M. Mills, certify that:

  1.
  I have reviewed this annual report on Form 10-K of QuickLogic Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ CARL M. MILLS Carl M. Mills Chief Financial Officer

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands)
Statement of Operations
Revenue	$10,815	$8,107	$6,565	$6,819	$7,481	$8,360	$8,315	$8,425
Cost of revenue	4,402	8,804	4,346	4,266	4,367	4,598	6,226	4,381

Gross profit (loss)	6,413	(697)	2,219	2,553	3,114	3,762	2,089	4,044
Operating expenses:
Research and development	3,380	3,258	3,692	3,938	3,277	3,391	3,965	2,480
Selling, general and administrative	4,603	4,355	4,346	3,583	3,633	3,764	4,030	3,822
Goodwill impairment	—	—	—	—	—	—	—	11,428
Restructuring costs	—	—	—	619	—	—	—	783

Income (loss) from operations	(1,570)	(8,310)	(5,819)	(5,587)	(3,796)	(3,393)	(5,906)	(14,469)
Write-down of marketable securities	—	—	(6,844)	—	—	—	—	(3,816)
Interest income and other, net	838	479	301	34	91	248	(117)	(129)

Net income (loss)	$(732)	$(7,831)	$(12,362)	$(5,553)	$(3,705)	$(3,145)	$(6,023)	$(18,414)

Net income per share:
Basic	$(0.04)	$(0.38)	$(0.56)	$(0.24)	$(0.16)	$(0.13)	$(0.26)	$(0.78)
Diluted	$(0.04)	$(0.38)	$(0.56)	$(0.24)	$(0.16)	$(0.13)	$(0.26)	$(0.78)

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands)
Consolidated Statement of Comprehensive Income
Net income (loss)	$(732)	$(7,831)	$(12,362)	$(5,553)	$(3,705)	$(3,145)	$(6,023)	$(18,414)
Other comprehensive loss, net of tax:
Net unrealized loss on investments	—	—	—	—	—	119	(1,337)	1,218

Total comprehensive loss	$(732)	$(7,831)	$(12,362)	$(5,553)	$(3,705)	$(3,026)	$(7,360)	$(17,196)

EXHIBIT INDEX

Exhibit Number	Description
2.1(3)	Asset Purchase Agreement and Plan of Reorganization by and among QuickLogic Corporation, Q Acquisition Corporation, V3 Semiconductor Inc., and V Cubed Corporation dated as of April 17, 2001.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,9)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	1989 Stock Option Plan.
10.5(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.6(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.7(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.9(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.10(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.11(1,8)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.12(1)	Business Loan Agreement dated August 9, 1995 between the Registrant and Silicon Valley Bank, as amended.
10.13(1)	Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank, as amended.
10.14(1)	Export-import Bank Loan and Security Agreement dated August 8, 1996 between the Registrant and Silicon Valley Bank.
10.15(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.16(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.17(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.18(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.19(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.20(6,9)	Form of Change of Control Severance Agreement.
10.21(7)	Loan and Security Agreement dated June 28, 2002 between the Registrant and Silicon Valley Bank.
10.22(7)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.23(9)	Ronald D. Zimmerman Promissory Note dated July 13, 2000, as amended.

21.1(6)	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See page 72).
99.1	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)
Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(8)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(9)
This exhibit is a management contract or compensatory plan or arrangement.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
SUPPLEMENTARY FINANCIAL DATA QUARTERLY DATA (UNAUDITED)
SUPPLEMENTARY FINANCIAL DATA QUARTERLY DATA (UNAUDITED)
EXHIBIT INDEX