Form 10-Q
period 2003-03-31
QUICKLOGIC CORPORATION
filed 2003-05-14
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2003, 23,778,578 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 31, 2003

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenue	$9,401	$7,481
Cost of revenue	4,537	4,367
Gross profit	4,864	3,114
Operating expenses:
Research and development	2,328	3,277
Selling, general and administrative	4,135	3,633
Loss from operations	(1,599)	(3,796)
Interest expense	(61)	(10)
Interest income and other, net	26	101
Loss before taxes	(1,634)	(3,705)
Provision for income tax	—	—

Net loss	$(1,634)	$(3,705)

Net loss per share:
Basic	$(0.07)	$(0.16)
Diluted	$(0.07)	$(0.16)
Weighted average shares:
Basic	23,745	23,175
Diluted	23,745	23,175

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	Mar. 31, 2003	Dec. 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$13,838	$13,001
Cash and cash equivalents, restricted	8,788	9,002
Accounts receivable, net of allowances for doubtful accounts of $1,048 and $740	4,660	4,900
Inventory	7,221	7,876
Other current assets	1,951	2,281
Total current assets	36,458	37,060
Property and equipment, net	11,094	11,967
Investment in Tower Semiconductor Ltd.	5,527	5,975
Other assets	6,468	7,129

TOTAL ASSETS	$59,547	$62,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,560	$3,013
Accrued liabilities	1,807	1,840
Deferred income on shipments to distributors	1,248	1,242
Current portion of long-term obligations	9,185	9,650
Total current liabilities	15,800	15,745
Long-term obligations	836	1,455
Total liabilities	16,636	17,200

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 23,745 and 23,745 shares issued and outstanding, respectively	24	24
Additional paid-in capital	151,198	151,198
Deferred compensation	(83)	(145)
Accumulated other comprehensive loss	(448)	—
Accumulated deficit	(107,780)	(106,146)
Total stockholders’ equity	42,911	44,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,547	$62,131

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,634)	$(3,705)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and other non-cash charges	975	893
Long-lived asset write-off	251	—
Amortization of deferred compensation	62	84
Gain/loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	240	(1,446)
Inventory	655	1,149
Other assets	991	(273)
Trade payables	547	(373)
Accrued liabilities, deferred income, and other obligations	(648)	40
Net cash provided by (used for) operating activities	1,444	(3,631)

Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(358)	(644)
Net cash used for investing activities	(358)	(644)

Cash flows from financing activities:
Payment of bank borrowing and other long-term obligations	(463)	(39)
Proceeds from issuance of common stock, net	—	14
Restricted cash	214	—
Net cash used for financing activities	(249)	(25)
Net increase (decrease) in cash and cash equivalents	837	(4,300)
Cash and cash equivalents at beginning of period	13,001	28,853
Cash and cash equivalents at end of period	$13,838	$24,553

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2003	2002

Net loss	$(1,634)	$(3,705)
Other comprehensive loss, net of tax:
Net unrealized loss on investments	(448)	—
Total comprehensive loss	$(2,082)	$(3,705)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors (“FPGAs”), embedded standard products (“ESPs”) and associated software tools.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While our management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with our Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current three-month period ended Sunday, March 30, 2003.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund anticipated operating losses, purchases of capital equipment, the potential investment in Tower Semiconductor Ltd., and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates, particularly in relation to sales returns and allowances, and product obsolescence.

Note 2—Significant Accounting Policies

Stock-Based Compensation

The Company has elected to measure employees’ stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and

to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation to non-employees is based on the fair value of the option, estimated using the Black-Scholes model on the date of grant, and re-measured until vested.

The weighted average estimated fair value, as defined by SFAS No. 123, for employee options granted during the three months ended March 31, 2003 and 2002 was $0.63 and $2.61 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market.  Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options.  Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.  Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002

Expected life (years)	5.3	5.3
Risk-free interest rate	2.86%	3.68%
Volatility	70%	72%
Dividend yield	—	—

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(In thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss - as reported	$(1,634)	$(3,705)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	62	84
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,345)	(1,471)

Net loss - pro forma	$(2,917)	$(5,092)

Net loss per share:
Basic - as reported	$(0.07)	$(0.16)
Basic - pro forma	$(0.12)	$(0.22)

Diluted - as reported	$(0.07)	$(0.16)
Diluted - pro forma	$(0.12)	$(0.22)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars.  In late 2001, QuickLogic began to conduct research and development in Canada and India.  The Company also has sales and marketing activities outside of the United States.  These costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. The Company does not use derivative financial instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are maintained with high quality institutions. The Company’s accounts receivable are derived primarily from sales to customers located in North America, Europe, Hong Kong, Japan and Korea. All of the Company’s sales are transacted in U.S. dollars. QuickLogic performs ongoing credit evaluations of its customers and generally does not require collateral. Bad debt write-offs to date have been insignificant.

Warranty costs

The Company does not have significant product warranty related costs. The one-time programmable nature of QuickLogic FPGAs and ESPs prevents the Company from incurring warranty cost to fix programmed parts.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

Note 3—Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(1,634)	$(3,705)
Denominator:
Common stock	23,745	23,175
Less: Unvested common stock option exercises	—	—
Weighted average shares outstanding for basic and diluted	23,745	23,175
Net loss per share:
Basic	$(0.07)	$(0.16)
Diluted	$(0.07)	$(0.16)

For the three months ended March 31 2003 and 2002, 182,888 and 715,677 shares of common stock subject to outstanding options, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive due to the net loss the Company experienced in these fiscal periods. While these options are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor, Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”) with Tower Semiconductor Ltd. (“Tower”). Under the Agreement, the Company agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, the Company will receive equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building. The committed capacity may be reduced if the Company elects not to exercise additional share purchase obligations. In connection with the Agreement, the Company also entered into a foundry agreement under which the Company is entitled to a certain amount of wafer purchase credits. Up to 15% of order value can be applied against these credits in future wafer purchases from Tower. Under the terms of the original agreement, the amount of credits is determined upon each share purchase transaction and is calculated based on the difference between the Company’s share purchase exercise price and the higher of $12.50 and Tower’s average stock price for 30 days preceding a purchase transaction. Such credits are reported as prepaid wafer credits. Under the terms of the Agreement, the Company’s investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility.

In fiscal 2001, the Company made payments of $14.0 million to purchase shares of common stock and wafer credits from Tower under the Agreement. In September of 2001, due to an “other than temporary” decline in the value of the stock, the Company wrote down its holding value of Tower shares by $6.8 million.

On May 28, 2002, the Company entered into an Amendment to the original Tower Share Purchase Agreement (the “Amendment”). Under the Amendment, Tower agreed to issue shares with a value equal to 60% of the amount of these payments, and wafer purchase credits equal to 40% of the payments. The wafer purchase credits issued under the Amendment can be applied toward wafer purchases from Tower, up to 7.5% of the value of these purchases. After July 1, 2005, they can be applied at up to 15% of the value of the wafer purchases. In addition, Tower released the Company from its lockup on 700,000 of the previously purchased shares, allowing QuickLogic to sell these shares on the open market.

Under the Amendment, QuickLogic made equal installments totaling $7.3 million on May 31, 2002 and October 1, 2002. In exchange for these payments, the Company received an additional 805,442 shares and $2.9 million in wafer credits. In December of 2002, due to an “other than temporary” decline in the value of the stock, QuickLogic wrote down its holding value of Tower shares by $3.8 million.

As of March 31, 2003, the Company has invested $21.3 million in Tower. The remaining investment of $3.7 million could become due in 2003 if Tower meets certain performance milestones prior to July 2003, or if the Company renegotiates investment terms with Tower. Tower recently announced that they do not expect to achieve these milestones by the July deadline. The Company may decide to invest all or a portion of these funds in Tower under renegotiated terms. At March 31, 2003, the Company’s balance sheet reflected 1,757,368 shares of Tower with a carrying value of $5.5 million, and $4.7 million in prepaid wafer credits recorded in other assets. Of these shares, 700,000 are designated as available for sale, and are marked to market each reporting period. Any temporary change in the value of these shares is recorded as other comprehensive income or loss. As of March 31, 2003 the Company recorded an accumulated other comprehensive loss in the amount of $448,000, which represents unrealized losses on available for sale shares of Tower.

Note 5—Balance Sheet Components

	Mar. 31, 2003	Dec. 31, 2002
	(in thousands)

Inventory:
Raw materials	$632	$705
Work-in-process	5,557	6,166
Finished goods	1,032	1,005
	$7,221	$7,876

Other assets:
Prepaid deposits	$68	$69
Prepaid license fees	1,687	1,687
Deferred compensation plan assets	—	555
Prepaid wafer credits	4,713	4,713
Other assets-long term	—	105
Total other assets	$6,468	$7,129

Long-term obligations:
Notes payable to bank	$8,788	$9,002
Notes payable	319	555
Deferred compensation	—	705
Prepaid royalty	836	750
Capital leases	32	45
Other	46	48
	10,021	11,105
Current portion of long-term obligations	(9,185)	(9,650)
Long-term obligations	$836	$1,455

Notes Payable to Bank

In June 2002, the Company signed a $12.0 million credit agreement with Silicon Valley Bank. Terms of the agreement include an $8.0 million revolving line of credit available through June 2003 and a $4.0 million equipment and software financing line of credit that the Company could draw against software purchases through December 2002 and against equipment purchases through March 2003. Outstanding amounts under the revolving line of credit bear interest at the bank’s prime rate (4.25% at March 31, 2003). The equipment financing line must be paid in 36 equal installments from the date of each advance. Advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance. Outstanding amounts under the equipment and software line bear interest at the rate of prime plus 0.75% (5.00% at March 31, 2003). Amounts outstanding against the equipment and software facility are secured by the related assets, and the bank has a first priority lien on the tangible and intangible assets of the Company. Terms of the credit agreement require the Company to maintain a tangible net worth of $49.0 million. The credit agreement also requires the Company to maintain depository, investment and operating accounts with the bank with a minimum aggregate balance of $15.0 million. At March 31, 2003 and December 31, 2002, approximately $8.8 million and $9.0 million, respectively, in cash and cash equivalents has been classified as restricted cash, which corresponds to the aggregate outstanding debt under this facility. The Company was not in compliance with the tangible net worth covenant as of March 31, 2003 and December 31, 2002, and a waiver was obtained from the bank through and including March 31, 2003. However, the Company does not expect to be in compliance with the tangible net worth covenant as of June 30, 2003. As a result, outstanding amounts have been classified as a short-term liability. As of March 31, 2003 and December 31, 2002 the Company had $8.8 million and $9.0 million, respectively, of outstanding notes payable to bank under this facility. The Company and Silicon Valley Bank are currently negotiating an amendment to change certain terms and extend the expiration date of the credit facility.

Notes Payable

In November 2002, the Company signed a $949,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.7%. Terms of the agreement require the Company to make a down payment of $237,000, and to repay principal and interest in monthly installments of $80,000 through July 2003. As of March 31, 2003 and December 31, 2002, the Company had $319,000 and $555,000, respectively, outstanding under this agreement reported in current portion of long-term obligations.

Deferred Compensation Plan

During fiscal year 2000, the Company established a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan was funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan were deposited into a common trust account. The participants were allowed to diversify the assets, and the deferred compensation obligation was adjusted to reflect gains or losses on the assets in the trust. The assets were classified as trading assets and were reported as other assets, with changes in the assets’ fair value recorded as other income or loss. The related obligations are recorded as long-term obligations on the balance sheet, with changes in the amount of the obligations recorded as compensation expense. As of December 31, 2002, the other assets and the liability recorded under the Company’s Deferred Compensation Plan were $555,000 and  $705,000, respectively, and participants were no longer contributing to the plan. During the first quarter of 2003, the Company terminated the plan and distributed plan funds to the participants. As of March 31, 2003, the Company had no assets or liabilities related to the plan.

Prepaid Royalty

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC. In addition, Aeroflex receives prepaid royalty credit for a portion of the wafers purchased from the Company under the agreement. These prepaid royalties are recorded as long-term liabilities and will be recognized as revenue when Aeroflex UTMC sells products with the licensed technology. As of March 31, 2003 and December 31, 2002 the Company had recorded $836,000 and $750,000, respectively, of long-term liabilities under this agreement.

Note 6—Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. Such deferred stock compensation is being amortized ratably over the vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the three months ended March 31, 2003 and 2002, deferred stock compensation amortization was $62,000 and $84,000, respectively.

Note 7—Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from nonowner sources. For the three months ended March 31, 2003, comprehensive loss included $448,000 in unrealized holding losses on shares of Tower that are available for sale.

Note 8—Income Taxes

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company’s products. Based on these factors, no provision for income taxes was recorded for the three-month periods ended March 31, 2003 and 2002. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Note 9—Related Party Transactions

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, which was amended in January 2001 and March 2001, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $170,000 and $168,000 at March 31, 2003 and December 31, 2002, respectively.

Note 10—Restructuring Charges

In November 2002, the Company reduced its worldwide headcount by approximately 25%. The Company incurred $669,000 in severance costs for 55 employees and $114,000 for the shutdown of offices in La Palma, CA and Richardson, TX. Approximately $245,000 of these costs were included in accrued liabilities at December 31, 2002. Restructuring activity for the year ended December 31, 2002 and for the three months ended March 31, 2003 were:

(in thousands)

	2002 Provision	2002 Cash Payment	Accrued Liability at December 31, 2002	2003 Cash Payment	Accrued Liability at March 31, 2003

Employee severance	$669	$(530)	$139	$(139)	$—
Lease termination	114	(8)	106	(67)	39
Total	$783	$(538)	$245	$(206)	$39

The accrued liability balance of $39,000 as of March 31, 2003 represents lease termination and facility costs.

Note 11—Information Concerning Business Segments and Major Customers

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. Revenues are attributed to countries based on shipments to customers and to distributors’ centralized purchasing and distributing locations.

The following is a breakdown of revenue by shipment destination for the three months ended March 31, 2003 and 2002:

	Mar. 31, 2003	Mar. 31, 2002
	(in thousands)
Regional Revenue:
Asia Pacific	$1,940	$817
Europe	1,492	1,632
Japan	1,092	839
North America	4,877	4,193
Total Revenue	$9,401	$7,481

Four distributors of the Company’s products accounted for approximately 15%, 15%, 10%, and 7% of revenue in the three months ended March 31, 2003. Four distributors of the Company’s products accounted for approximately 18%, 13%, 8% and 6% of revenues in the three months ended March 31, 2002. As of March 31, 2003, less than 10% of our long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12—Commitments

On December 12, 2000 the Company entered into an Agreement with Tower under which the Company agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the Company’s investment, QuickLogic will receive equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building. Under the terms of the Agreement, the Company investment will be made in several stages over an approximately 22-month period, against satisfactory completion of key milestones for the construction, equipping and commencement of production at the new wafer fabrication facility. Tower will develop manufacturing capability for the Company’s proprietary ViaLink technology, and supply the Company with a guaranteed portion of the new fabrication facility’s available wafer capacity at competitive pricing, with first production expected in 2003. Per the terms of the Agreement, the Company paid Tower three payments totaling $14.0 million in 2001 and two payments totaling $7.3 million in 2002. As of March 31, 2003, the Company has a remaining payment of $3.7 million that will be due to Tower under the terms of the amended agreement if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Tower has announced that they do not expect to achieve these milestones by the July deadline.  The Company may decide to renegotiate the terms of the remaining investment with Tower, and make all or a portion of the investment during 2003.

Certain wafer suppliers require the Company to supply forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecast wafer volume. As of March 31, 2003 and December 31, 2002, the Company had $2.0 million and $626,000 of outstanding commitments for the purchase of wafers, respectively.

Note 13—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-cv-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in”

arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. The court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. In October 2002, QuickLogic’s officers and directors were voluntarily dismissed without prejudice.  On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including QuickLogic. The court’s order did not dismiss any claims against QuickLogic. As a result, discovery may now proceed. QuickLogic believes it has meritorious defenses and intends to defend the case vigorously.

The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, the Company has received and may receive in the future, communications alleging that our products or our processes may infringe on technology rights held by others. The Company may in the future be involved in litigation with respect to alleged infringement by the Company of another party’s patents. In the future, the Company may be involved with litigation to:

•              Enforce its patents or other intellectual property rights;

•              Protect its trade secrets and know-how;

•              Determine the validity or scope of the proprietary rights of others; and

•              Defend against claims of infringement or invalidity.

Such litigation has in the past and could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could have a material adverse effect on our business, financial condition and results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2002, found in our Annual Report on Form 10-K filed March 20, 2003.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our ability to control and reduce operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our relationship with Tower, (2) the liquidity required to support our future operating and capital requirements, and (3) our ability to maintain a listing on The Nasdaq National Market. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Report will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Overview

We design and sell field programmable gate arrays, embedded standard products, associated software and programming hardware. From our inception in April 1988 through the third quarter of 1991, we were primarily engaged in product development. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have four FPGA product families: pASIC 1, introduced in 1991; pASIC 2, introduced in 1996; pASIC 3, introduced in 1997; and Eclipse, introduced in 2000. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

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

In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. We also entered into a manufacturing and distribution agreement with V3 pending the sale in order to ensure continued distribution of V3’s products to customers. V3, based in Toronto, Canada, manufactured application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3, for approximately 2.5 million shares of our common stock, valued at $13.1 million on the date of the transaction. We believe the acquisition has accelerated our ESP strategy by strengthening our ability to develop and market system-level products. On June 20, 2002, V3’s plan of reorganization was approved by the bankruptcy court. On July 17, 2002, the SEC declared the QuickLogic Registration Statement on Form S-3 effective that allows V3 to sell its QuickLogic shares to satisfy its creditors in cash.

On December 12, 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower Semiconductor, Ltd. Under the agreements, we agreed to make a $25 million strategic investment in

Tower as part of Tower’s plan to build a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba.

In fiscal 2001, we made payments of $14.0 million to purchase shares of common stock and wafer credits from Tower under the agreements. In September of 2001, due to an “other than temporary” decline in the value of the stock, we wrote down its holding value by $6.8 million.

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

Under the amended agreement, QuickLogic made two equal installments totaling $7.3 million on May 31, 2002 and October 1, 2002. In exchange, we received an additional 805,442 shares and $2.9 million in wafer credits. As of March 31, 2003, we have a remaining payment of $3.7 million that will be payable to Tower under the terms of the amended agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Tower recently announced that they do not expect to meet these milestones by the July deadline.  Even if Tower has not met these milestones, we may invest all or a portion of these funds under renegotiated terms. In December of 2002, due to an “other than temporary” decline in the value of the stock, QuickLogic wrote down the holding value by $3.8 million. At March 31, 2003, QuickLogic’s balance sheet reflected 1,757,368 shares in Tower with a carrying value of $5.5 million, and $4.7 million in prepaid wafer credits. Of these shares, 700,000 are designated as available for sale, and are marked to market each reporting period. Any temporary change in the value of these shares is recorded as other comprehensive income or loss. As of March 31, 2003 we recorded a cumulative other comprehensive loss of $448,000 relating to the available for sale shares.

We sell our products through two channels. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 65% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on programmed products at the time of shipment. We also sell products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors and through direct sales to systems manufacturers in the three months ended March 31, 2003 was 65% and 35%, respectively, and in the three months ended March 31, 2002 was 72% and 28%, respectively.

Four distributors accounted for 15%, 15%, 10%, and 7% of sales, respectively, in the three months ended March 31, 2003. Four distributors accounted for 18%, 13%, 8%, and 6% of sales, respectively, in the three months ended March 31, 2002. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

A large number of systems manufacturers purchase our products through our distributors or from us directly. One customer, purchasing ESP products through a distributor, accounted for 13% of first quarter 2003 revenue, and we expect that this customer will continue to generate significant revenue through the middle of 2003. This customer contributed 12% of our fourth quarter 2002 revenue.

Our international sales were 50% of our total revenues for each of the three months ended March 31, 2003 and 2002.  We expect that revenue derived from sales to international customers will continue to represent a significant and growing portion of our total revenue. All of our sales are denominated in U.S. dollars.

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

We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon Taiwan Semiconductor Manufacturing Company, Ltd., Cypress Semiconductor Corporation and Samsung Electronics Co., Ltd. to manufacture our products, and we rely primarily upon Amkor Technology, Inc., ChipPAC, Inc. and ASE Test Ltd. to assemble, test and program our products. We expect to manufacture products at Tower in 2003. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, under our arrangements with Cypress and Tower, we are obligated to provide forecasts and enter into binding obligations for anticipated wafer purchases. These long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and as a result we typically purchase wafers based on internal forecasts of demand. In the future, to the extent that we inaccurately forecast total demand or the mix of demand, we may have limited our ability to react to fluctuations in demand for our products, which could lead to excess or shortages of wafers for a particular product.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2003	2002

Revenue	100.0%	100.0%
Cost of revenue	48.3%	58.4%
Gross profit	51.7%	41.6%
Research and development	24.8%	43.8%
Selling, general and administrative	43.9%	48.5%
Loss from operations	(17.0)%	(50.7)%
Interest expense	(0.7)%	(0.1)%
Interest income and other, net	0.3%	1.3%
Net loss	(17.4)%	(49.5)%

Three months Ended March 31, 2003 and March 31, 2002

Revenue.  Our revenue for the first quarter of 2003 was $9.4 million, an increase of 26% compared to revenue of $7.5 million in the first quarter of 2002. This increase in revenue resulted primarily from a $1.3 million, or 50%, increase in sales of our ESP products and from a $300,000, or 9% increase, in sales of our mature products. ESP products accounted for 42% and 35% of total sales for the first quarter of 2003 and 2002, respectively. We forecast that ESP products will continue to represent a higher proportion of our revenue over the long term.  One customer, purchasing product through a distributor, accounted for 13% of our revenue in the first quarter of 2003. This customer accounted for 12% of our revenue in the fourth quarter of 2002, and is forecasted to contribute significant revenue through the middle of 2003.

Our first quarter revenue was 12% higher sequentially, increasing to $9.4 million from $8.4 million in the fourth quarter of 2002. Revenue from our mature and pASIC3 products was higher sequentially due to increased volumes from several customers. We forecast that revenue will be sequentially higher in the second quarter of 2003 as compared to the first quarter of 2003. We cannot assure you that this will occur and our actual revenues could differ materially from this forecast.

We continue to seek to expand our sales, including the pursuit of high volume sales opportunities. Our industry is characterized by intense price competition and by lower prices as order volumes increase.  We believe that winning any large volume sales opportunities may increase our average volume and decrease our average selling price.

Gross Profit. Gross profit was $4.9 million and $3.1 million in the three months ended March 31, 2003 and 2002, respectively, which was 51.7% and 41.6% of revenue for those periods. The 10.1% improvement in gross profit as a percent of revenues resulted from a number of factors.  During the first quarter of 2003 our unabsorbed production overhead was $100,000 lower than one year ago and our scrap charges were $200,000 lower than one year ago. We sold previously reserved inventory and wrote-down long-term assets in the first quarter of 2003.  The combined effect of these items was to increase our gross profit by $300,000 in the first quarter of 2003. We forecast that our second quarter 2003 gross profit percentage will be comparable to or lower than the first quarter of 2003.

Research and Development Expense. Research and development expense was $2.3 million and $3.3 million in the three months ended March 31, 2003 and 2002, respectively, which was 24.8% and 43.8% of revenue for those periods. The approximately $1.0 million reduction in research and development expenses compared to the first quarter of 2002 includes lower compensation costs, that are a result of our reductions in force, and reduced outside service expenses.  During the first quarter our engineering team examined pre-production output from one of our wafer fabrication partners.  Our team identified how to increase the performance and yield of these devices, and made changes to the product design. As a result, we moved the majority of pre-production expenses associated with these devices into future quarters. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. We believe that these development efforts will allow us to expand our product offering and provide additional value to our customers. We may continue to invest significant amounts in research and development and believe that new product qualification charges may increase these expenses in the future. Research and development expenses in the second quarter of 2003 are forecasted to be higher than the first quarter of 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense was $4.1 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively, which was 43.9% and 48.5% of revenue for those periods. The increase in SG&A expenses is primarily the result of $325,000 of bad debt expense in the first quarter of 2003. Otherwise we have generally increased selling expenses and lowered expenses for marketing and administration compared to the first quarter of 2002. We forecast that second quarter of 2003 selling, general and administrative expense will be comparable to the first quarter of 2003.  Selling and marketing expense consists primarily of personnel, commissions and other costs associated with the marketing and sale of our products. General and administrative expense consists primarily of personnel and other costs associated with the management of our business.

Interest and Other Income, Net.  Interest and other income, net of interest expense, was a net expense of $35,000 for the three months ended March 31, 2003 compared to net income of $91,000 for the three months ended March 31, 2002. This decline in income is due to lower cash balances, lower interest rates on monies invested, and charges incurred under our credit facilities.

Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the vesting period of the options. During the three months ended March 31, 2003 and 2002, deferred stock compensation amortization was $62,000 and $84,000, respectively.

Provision for Income Taxes.  No provision for income taxes was recorded for the three months ended March 31, 2003 or 2002 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include the Company’s history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. As a result, no provision for federal or state income taxes has been recorded. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

At March 31, 2003, we had total cash of $22.6 million consisting of $13.8 million in unrestricted cash and $8.8 million of cash that was classified as restricted due to the terms of our current credit agreement with Silicon Valley Bank.  Our unrestricted cash at March 31, 2003 increased by $800,000 compared to unrestricted cash at December 31, 2002.  At March 31, 2003, we had an accumulated deficit of $107.8 million.

At March 31, 2003, our interest-bearing debt consisted of $8.8 million outstanding from Silicon Valley Bank and $400,000 outstanding from other sources. Our restricted cash balance could be used to completely repay our Silicon Valley Bank borrowings, should we decide or be required to repay this debt. We expect to complete an amendment of this credit facility by June 2003. The amended agreement may provide us with borrowing capacity similar to our current facility, extend the term of the agreement into the middle of 2004, and eliminate the need for us to classify a portion of our cash as restricted cash.

Our Statement of Cash Flows reflects the changes in our unrestricted cash and cash equivalents.

We had a positive operating cash flow in the first quarter of 2003.  Net cash provided by operating activities was $1.4 million in the first quarter of 2003, compared to a $3.6 million use of cash during the first quarter of 2002. Our operating cash flow improved by $5.0 million year-over-year. The primary reasons for this year-over-year improvement are a reduction in our net loss of $2.1 million, a $1.7 million improvement in cash provided by or used for accounts receivable as a result of improved collection efforts and bad debt reserves, and a $900,000 improvement in cash provided by or used for accounts payable, due primarily to higher production purchases.

In the three months ended March 31, 2003, our positive operating cash flow resulted from a net loss of $1.6 million, offset by non-cash charges for depreciation and the write-off of long-lived assets related to a specific product totaling $1.2 million. The total cash flow impact of these items, a use of approximately $400,000, was offset by cash provided by a $700,000 decrease in inventories, by a $200,000 decrease in accounts receivable, by a $500,000 increase in accounts payable, and by a $300,000 reduction in prepaid expenses.

We continue to focus on deriving cash flow benefit from our inventory position. We reduced our die inventory significantly during the first quarter, principally by reducing the die on hand for our pASIC and QuickRAM product lines. However, during the second quarter we expect our inventory to provide less positive cash flow than our inventory provided in the first quarter.

Our accounts receivable management improved during the first quarter. Our revenue increased $1.0 million sequentially while our accounts receivable declined by $200,000. Our days sales outstanding improved to 45 days compared to 52 days at the end of 2002. We collected significant past due amounts during the quarter and increased our bad debt reserves.

In the three months ended March 31, 2002, our primary use of cash was a net loss of $3.7 million, offset by non-cash charges for depreciation of $0.9 million. The total impact of these items was a cash use of $2.8 million. Increased accounts receivable and other assets used $1.7 million of cash, and decreased accounts payable used $400,000 of cash. We benefited by a $1.1 million reduction in inventories.

Net cash used for investing activities was $358,000, and $644,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts were invested to acquire equipment used in the production of our products.

Net cash used by financing activities was $249,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively. In the first quarter of 2003 we used cash to make scheduled repayments of $463,000 against our borrowings and $214,000 of cash was provided by a reduction in the amount of our restricted cash position. A portion of our cash and cash equivalents, an amount equal to our outstanding borrowings from Silicon Valley Bank, is classified as restricted cash on our balance sheet. This restricted classification is a result of our current credit agreement, which requires us to have minimum cash or investment balances on hand at Silicon Valley Bank. In the first quarter of 2002 the primary use of cash was $39,000 spent to repay bank borrowings.

In June 2002, we signed a $12.0 million credit facility with Silicon Valley Bank. The facility includes an $8.0 million revolving line of credit available until June 2003 and a $4.0 million equipment and software financing line of credit. We could draw funds against software purchases through December 2002 and against equipment purchases through March 2003. The revolving line bears interest at prime, which was 4.25% at March 31, 2003. The equipment line bears interest at prime plus 0.75%, or 5.00% at March 31, 2003, and is secured by the specific equipment financed. Silicon Valley Bank also has a security interest in our tangible and intangible assets. Interest payments on the revolving line are due monthly, and we incurred $25,000 of interest expense for draws against the revolving line during the first quarter of 2003. The equipment financing line must be paid in 36 equal installments from the date of each advance. Any advances for software purchases under the equipment line must be paid in 30 equal installments from the date of each advance.

Terms of the facility require us to maintain cash and short-term investment balances of $15.0 million at Silicon Valley Bank. Under this arrangement, a portion of our funds held in depository and investment accounts at Silicon Valley bank are classified as restricted cash on our balance sheet. The amount of our restricted cash was $8.8 million and $9.0 million at March 31, 2003 and December 31, 2002, respectively, which was equal to our aggregate borrowings under the credit facility. Changes in this restricted cash are classified as a financing activity, and the $0.2 million reduction in our restricted cash during the first quarter increased our cash position.

Terms of the facility also require us to maintain a tangible net worth of $49.0 million. We notified Silicon Valley Bank that we were not in compliance with the tangible net worth covenant of our credit facility during the first quarter of 2003 and during the fourth quarter of 2002. The bank waived the covenant for these periods and advanced funds to us through and including March 31, 2003. We do not expect to meet the tangible net worth requirement at the end of our second fiscal quarter, and accordingly, we have classified the amount outstanding under the facility as a short-term obligation as of March 31, 2003 and as of December 31, 2002.

We intend to restructure this credit facility by amending our Silicon Valley Bank credit agreement during our second fiscal quarter.  The amendment may include a change in the minimum tangible net worth requirement, incorporate a minimum quick ratio requirement, have a portion of our revolving line subject to an accounts receivable sublimit, extend the term of the agreement into the middle of 2004, and eliminate the need for minimum aggregate cash balances held at Silicon Valley Bank.  Under the renegotiated terms, we may no longer be required to classify a portion of our cash and cash equivalents as restricted.

As of March 31, 2003 we also had $319,000 of short-term debt outstanding to finance insurance payments and $32,000 outstanding under capital lease obligations. The insurance-related debt bears interest at the rate of 3.7% and is being repaid in monthly amounts of $80,000 through July 2003. The capital lease obligations are being repaid in monthly amounts of $4,000 through December 2003.

We require substantial working capital to fund our business, particularly to finance our operating losses, and for future investment in Tower, the acquisition of property and equipment, and the repayment of debt. During 2003, we may be required to invest $3.7 million in Tower under the terms of our agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Tower recently announced that they do not expect to meet these milestones by the July deadline. Even if Tower has not met the milestones, we may invest all or a portion of these funds under renegotiated terms. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of new product introductions and expansion of production, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt financing and remain in compliance with the terms of the credit facility, our ability to raise funds from the sale of Tower ordinary shares, and other factors related to the uncertainties of the industry and global economics. Furthermore, we may use our restricted cash to completely repay our outstanding debt with Silicon Valley Bank. We anticipate that our existing cash resources will fund anticipated operating losses, capital expenditures of $3.0 million or more, our potential $3.7 million investment in Tower, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands). Capital lease amounts and other commercial commitment amounts are included as liabilities on our balance sheets as of March 31, 2003.

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Contractual cash obligations
Operating / capital leases	$3,735	$817	$1,187	$1,139	$592
Investment in Tower	3,667	3,667	—	—	—
Wafer purchases	2,009	2,009	—	—	—
Total contractual cash obligations	$9,411	$6,493	$1,187	$1,139	$592

Other commercial commitments
Bank equipment/software notes payable	$1,938	$1,938	$—	$—	$—
Bank revolving line of credit	6,850	6,850	—	—	—
Insurance credit facility	319	319	—	—	—
Total commercial commitments	$9,107	$9,107	$—	$—	$—

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and relation disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amount reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended December 31, 2002 filed on March 20, 2003.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions to FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

Risk Factors

We may not have the liquidity to support our future capital requirements

Our cash balance at March 31, 2003 was $13.8 million. We also had $8.8 million of cash that was classified as restricted on March 31, 2003 due to the terms of our current credit agreement with Silicon Valley Bank.

At March 31, 2003, our interest-bearing debt consisted of $8.8 million outstanding from Silicon Valley Bank and $400,000 outstanding from other sources. Our restricted cash balance could be used to completely repay our Silicon Valley Bank borrowings, should we decide or be required to repay this debt. We expect to complete an amendment of this credit facility by June 2003. The amended agreement is expected to provide us with borrowing capacity similar to our current facility, and to eliminate the need for us to classify a portion of our cash as restricted cash.

We may be required to invest an additional $3.7 million in Tower in 2003 under the terms of our amended agreements if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Tower recently announced that they do not expect to meet these milestones by the July deadline. Even if Tower has not met these milestones, we may invest all or a portion of these funds under renegotiated terms. Other investments, which are largely driven by capital expenditures for the introduction and initial manufacturing of new products, could exceed $3.0 million in the next twelve months.

As a result of these planned investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit to attain, and then maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we may require additional borrowings or the sale of debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations or at all.

We cannot assure you that we will return to profitability because we have a history of losses

We incurred significant losses from our inception in 1988 through 1997, and again from 2001 through the first quarter of 2003. Our accumulated deficit as of March 31, 2003 was $107.8 million. We incurred a net loss of $1.6 million for the three months ended March 31, 2003. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

Our future results depend on our relationship with Tower

We have devoted significant resources to our relationship with Tower, and through March 31, 2003, we have invested approximately $21.3 million toward the completion of its wafer foundry facility.  Our final payment to Tower of $3.7 million was initially due to Tower in November 2002 upon the achievement of operational milestones related to its fabrication facility. Tower has not yet satisfied the performance milestones, and we are not yet manufacturing any of our products at Tower. We believe that Tower’s completion of this fabrication facility depends on its ability to obtain additional financing for the foundry equipment and foundry construction from equity and other sources and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East, the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain additional financing, complete foundry construction in a timely manner or successfully complete the development and transfer of advanced CMOS process technologies and our process technology, and ramp-up production, the value of our investment in Tower will decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This would require significant development time, would cause product shipment delays and would severely harm our business.

In addition, the value of our investment in Tower and its corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further or the wafer credits are deemed to be impaired, we may record additional losses. Our final payment to Tower under the Share Purchase Agreement may become due during 2003 if Tower meets milestones related to the operation of the fabrication facility prior to July 2003. Tower recently announced that they do not expect to meet these milestones by the July deadline.  Regardless of whether Tower meets the milestones, we may incur a loss on any shares purchased.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We employ independent, third-party distributors to market and sell a significant portion of our products. During the three months ending March 31, 2003, approximately 65% of our sales were made through our distributors. Four distributors accounted for approximately 47% of our sales. Although we have contracts with our distributors, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

•                                          our ability to reduce our manufacturing costs in response to competitive product or pricing pressure; and

•                                          our inventory levels, changes in inventory value and product obsolescence.

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

•                                          the financial resources of our suppliers and their ability to provide capacity, invest in new technologies, protect our inventory, provide appropriate quality and customer service levels; and

•                                          the cost of raw materials and manufacturing services from our suppliers.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline

As of March 31, 2003 four stockholders and their affiliates held approximately 43% of our outstanding common stock. If our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall.

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

•                                          we are unable to have these new products manufactured to achieve our design specifications or to meet our customers’ requirements;

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

We have only introduced a limited number of ESP product families; therefore, we cannot accurately predict their future level of acceptance by our customers, and we may not be able to generate anticipated revenue from ESP products

We introduced our first ESP product family, QuickRAM, in 1998, and followed this with our QuickPCI, V3 and QuickMIPS ESP families. For the three months ended March 31, 2003, ESPs accounted for approximately 42% of our revenue. We do not know the extent to which systems manufacturers will purchase or utilize our ESPs. Since we anticipate that ESPs will become an increasingly larger percentage of our business, our failure to design, develop, manufacture and sell new ESP products, or their failure to continue to gain acceptance with customers, would materially harm our business. We cannot assure you that our ESPs will be commercially successful or that these products will result in significant additional revenues or improved operating margins in future periods.

If our share price falls below $1.00, we could be delisted from The Nasdaq National Market

The minimum per share bid price required under market place Rule 4450(a)(5) to maintain a listing on The Nasdaq National Market is $1.00. Our common stock closed as low as $0.92 during the three months ended March 31, 2003. A delisting could impair our ability to raise additional working capital. If we are able to raise additional capital, the terms may not be favorable and your investment may be diluted. Furthermore, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts

To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We generally record as expenses the internal costs related to the development of new semiconductor products and software as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

If we fail to comply with the covenants of credit facilities our financial condition could suffer

We currently have a $12 million credit facility with Silicon Valley Bank and expect to operate with credit facilities in the future. These facilities often require that we meet certain financial covenants. Our current facility includes an obligation to maintain a tangible net worth of $49.0 million and an obligation to maintain $15.0 million of cash and investment balances with Silicon Valley Bank. We notified the bank that we were not in compliance with the tangible net worth covenant during the fourth quarter of 2002 and during the first quarter of 2003, and that we expect to be out of compliance in future reporting periods. The bank has waived the covenant from October 2002 through and including March 31, 2003.  We do not expect to be in compliance with the covenant at the end of our second fiscal quarter. As a result, we have classified the entire amount outstanding as a short-term obligation. We are negotiating a restructured credit facility with the bank, and expect to complete these negotiations or obtain a new facility by June 2003. If we are unable to complete this negotiation or obtain new credit on commercially reasonable terms we may need to use our restricted cash to repay amounts outstanding, and as a result, our financial results and business would suffer. As of March 31, 2003 we had $8.8 million outstanding under this facility.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure and underutilization of manufacturing capacity, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by industry-wide semiconductor oversupply, which could result in severe pricing pressure and underutilization of our manufacturing capacity. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner or at the costs or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors would materially harm our business.

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

We may be unable to accurately estimate quarterly results, which could adversely affect the trading price of our stock

A significant portion of our revenue is recognized from sales to our distributors when these distributors make sales to customers. Therefore we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations, particularly in the last month of the quarter. In addition, we offer our customers a short delivery lead-time, and 70% to 80% of our shipments during a quarter may be ordered that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

We sell our products on a purchase order basis through our distributors and direct sales channels, and our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return un-programmed products to us. Contractually, our distributors are permitted to return up to 10%, by value, of the products they purchase from us every six months. If our distributors or customers cancel or defer significant purchase orders or our distributors or customers return our products, our accounts receivable collections would decrease and inventories would increase, which would materially harm our business.

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

If we are not able to compete successfully in this environment, our business will be materially harmed. Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including re-programmability, lower prices and other competitive factors not matched by us. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation, and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

We also face competition from companies that offer ASICs, which may be obtained at lower costs for higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as IDT Corporation and Motorola, Inc., or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea and the Philippines and we plan to use facilities in Israel and Malaysia during 2003. We expect to manufacture a majority of the products that we have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China and conflict between North Korea and South Korea, and conflicts involving Israel or Malaysia.

A significant portion of our total revenue comes from sales to customers located outside the United States.  We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sales of products manufactured by our customers. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Foreign research and development activities accounted for 34% of our research and development expenses for the three months ended March 31, 2003. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In the past we have denominated sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

In addition, we may incur costs that are difficult to reduce quickly because of employee-related laws and practices in foreign countries.

We may engage in manufacturing or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

In the past, we have engaged in agreements that committed the Company to significant use of cash, management time and other personnel resources. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from companies. We plan to use these elements in products that we expect to manufacture at Tower’s fabrication facility. Agreements such as these have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of employees from other development projects or market opportunities, significant expenses, our ability to utilize the technology in our products or to introduce products in a cost-effective and timely manner, and market acceptance of related products. Our current agreements and future agreements entail similar risks. If we fail to recover, or if in our judgment we will not recover, these assets from the gross profits of the related products our assets will become impaired, or we may decide to write-down these investments for other reasons, and our financial results would be harmed. We cannot be certain that these third-party elements will continue to be available to us on commercially reasonable terms. The loss of, or inability to use or maintain, such elements could result in shipment delays or reductions until equivalent design elements or software is developed internally or identified, licensed from a third party, and integrated into our products, which would seriously harm our business.

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

The market price of our common stock may fluctuate significantly

Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies.  In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of government issued securities and commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2003 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 20% and 23% of total operating expenses in the three months ended March 31, 2003 and 2002, respectively. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $150,000 in the first quarter of 2003.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

99.1	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: May 13, 2003	Carl M. Mills Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ‘s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Carl M. Mills
Carl M. Mills
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act