Form 10-Q
period 2003-06-29
QUICKLOGIC CORPORATION
filed 2003-08-12
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2003

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 7, 2003, 24,085,389 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

June 30, 2003

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$10,603	$8,360	$20,004	$15,841
Cost of revenue	5,040	4,598	9,577	8,965
Gross profit	5,563	3,762	10,427	6,876
Operating expenses:
Research and development	2,420	3,391	4,748	6,668
Selling, general and administrative	3,842	3,764	7,977	7,397
Loss from operations	(699)	(3,393)	(2,298)	(7,189)
Gain on sale of investment in Tower Semiconductor Ltd.	696	—	696	—
Interest expense	(55)	(8)	(116)	(18)
Interest income and other, net	34	256	60	357
Loss before taxes	(24)	(3,145)	(1,658)	(6,850)
Provision for income tax	—	—	—	—

Net loss	$(24)	$(3,145)	$(1,658)	$(6,850)

Net loss per share:
Basic and diluted	$—	$(0.13)	$(0.07)	$(0.30)
Weighted average shares:
Basic and diluted	23,901	23,314	23,693	23,117

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2003	Dec. 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$24,065	$13,001
Cash and cash equivalents, restricted	—	9,002
Accounts receivable, net of allowances for doubtful accounts of $1,140 and $740	3,555	4,900
Inventory	7,586	7,876
Other current assets	1,876	2,281
Total current assets	37,082	37,060
Property and equipment, net	10,668	11,967
Investment in Tower Semiconductor Ltd.	5,073	5,975
Other assets	6,431	7,129

TOTAL ASSETS	$59,254	$62,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,165	$3,013
Accrued liabilities	1,863	1,840
Deferred income on shipments to distributors	1,316	1,242
Current portion of long-term obligations	6,852	9,650
Total current liabilities	13,196	15,745
Long-term obligations	1,757	1,455
Total liabilities	14,953	17,200

Commitments and contingencies (see notes 4, 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 24,051 and 23,745 shares issued and outstanding, respectively	24	24
Additional paid-in capital	151,650	151,198
Deferred compensation	(26)	(145)
Accumulated other comprehensive income	457	—
Accumulated deficit	(107,804)	(106,146)
Total stockholders’ equity	44,301	44,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,254	$62,131

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,658)	$(6,850)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and other non-cash charges	1,981	1,802
Long-lived asset write-off	251	—
Amortization of deferred compensation	119	167
Inventory write-down	150	—
Gain on sale of Tower Semiconductor Ltd. Ordinary Shares	(696)	—
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,345	(2,158)
Inventory	140	2,082
Other assets	1,103	203
Trade payables	152	(472)
Accrued liabilities, deferred income, and other obligations	(473)	(330)
Net cash provided by (used for) operating activities	2,419	(5,556)

Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(938)	(1,190)
Investment in Tower Semiconductor Ltd.	—	(3,668)
Proceeds from sale of investment in Tower Semiconductor Ltd.	2,055	—
Net cash provided by (used for) investing activities	1,117	(4,858)

Cash flows from financing activities:
Payment of bank borrowing and other long-term obligations	(926)	(70)
Proceeds from issuance of common stock, net	452	926
Net change in revolving line of credit	(1,000)	1,750
Restricted cash	9,002	—
Net cash provided by financing activities	7,528	2,606
Net increase (decrease) in cash and cash equivalents	11,064	(7,808)
Cash and cash equivalents at beginning of period	13,001	28,853
Cash and cash equivalents at end of period	$24,065	$21,045

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(24)	$(3,145)	$(1,658)	$(6,850)
Other comprehensive income, net of tax:
Gain on sale of investments	256	—	256	—
Unrealized gain on investments	649	119	201	119
Total comprehensive income (loss)	$881	$(3,026)	$(1,201)	$(6,731)

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

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While management believes that the disclosures are adequate to make the financial information not misleading, these financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current six-month period ended Sunday, June 29, 2003.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund any operating losses, purchases of capital equipment and the potential investment in Tower Semiconductor Ltd., and will provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates, particularly in relation to sales returns and allowances and product obsolescence.

Note 2—Significant Accounting Policies

Revenue Recognition

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors. The Company ships programmed parts and unprogrammed parts. Distributors or the end customer may program unprogrammed parts.  Revenue is recognized upon shipment to OEM customers. QuickLogic sells to certain distributors under agreements, which, in the case of unprogrammed parts, allow certain rights of return, and price adjustments on unsold inventory. Contractually, the Company’s distributors are permitted to return up to 10%, by value, of the products they purchase from QuickLogic every six months. Upon shipment of unprogrammed parts to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the gross profit, revenue less cost of revenue, on the balance sheet as “deferred income on shipments to distributors,” until the inventory is resold by the distributor.  Revenue for programmed parts, which do not have rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors.  Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable.  Software revenues amount to less than 2% of total revenues.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive income (loss) includes unrealized gains and losses on investments available for sale.  For the three months ended June 30, 2003, comprehensive income included $649,000 in unrealized gain on Ordinary Shares of Tower Semiconductor Ltd. (“Tower”) that are available for sale and $256,000 of realized gain on the sale of Tower Ordinary Shares which were previously included in unrealized loss on investments.  For the six months ended June 30, 2003, comprehensive income included $201,000 in unrealized gain on Ordinary Shares of Tower that are available for sale and $256,000 of realized gain on sale of Ordinary Shares of Tower which were previously included in unrealized loss on investments. Other than net loss, the Company had no other elements of comprehensive income or loss for the six months ended June 30, 2003 and 2002.

Stock-Based Compensation

The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation to non-employees is based on the fair value of the option, estimated using the Black-Scholes Option-Pricing Model on the date of grant, and re-measured until vested.  The related stock-based compensation expense is recognized over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss - as reported	$(24)	$(3,145)	$(1,658)	$(6,850)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	57	83	119	167
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,544)	(1,696)	(2,889)	(3,167)
Less: Stock based purchase compensation expense determined under fair value based method, net of tax	(140)	(242)	(140)	(242)
Net loss - pro forma	$(1,651)	$(5,000)	$(4,568)	$(10,092)

Net loss per share:
Basic - as reported	$—	$(0.13)	$(0.07)	$(0.30)
Basic - pro forma	$(0.07)	$(0.21)	$(0.19)	$(0.44)

Diluted - as reported	$—	$(0.13)	$(0.07)	$(0.30)
Diluted - pro forma	$(0.07)	$(0.21)	$(0.19)	$(0.44)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and costs of manufacturing are transacted in U.S. dollars.  The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States.  These costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. In the six months ended June 30, 2003 and 2002, research and development expenses denominated in foreign currencies were 37% and 30%, respectively, of the Company’s total research and development expenses. The Company incurred a majority of these expenses in Canada. The Company does not use derivative financial instruments.

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for 12 months.  The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic products prevents the Company from incurring warranty cost to fix programmed parts.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003.  The Company believes that the adoption of SFAS No. 149 will not have a material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer.  Many of such instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company believes that the adoption of this standard will not have a material impact on its financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets.  The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting.  The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately.  The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted.  Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.”  The Company is assessing the impact of EITF No. 00-21 and believes that the adoption will not have a material impact on its financial position and results of operations.

Note 3—Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003			2002
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(24)	23,901	$—	$(3,145)	23,314	$(0.13)
Effect of stock options	—	—	—	—	—	—
Diluted	$(24)	23,901	$—	$(3,145)	23,314	$(0.13)

	Six Months Ended June 30,
	2003			2002
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(1,658)	23,693	$(0.07)	$(6,850)	23,117	$(0.30)
Effect of stock options	—	—	—	—	—	—
Diluted	$(1,658)	23,693	$(0.07)	$(6,850)	23,117	$(0.30)

For the three months ended June 30, 2003 and 2002, 812,661 and 629,631 potential common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive due to the net loss the Company experienced in these fiscal periods. For the six months ended June 30, 2003 and 2002, 431,000 and 674,885 potential common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive due to the net loss the Company experienced in these fiscal periods. While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”) and Foundry Agreement with Tower Semiconductor Ltd. (“Tower”). Under the Agreement, the Company agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, the Company receives equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building.

On May 28, 2002, the Company entered into an amendment to the Agreement primarily to change the allocation of the investment between Tower Ordinary Shares and wafer credits and to release the Company from its lockup on 700,000 Tower Ordinary Shares.  The Company classifies these shares as available for sale.

During 2001 and 2002 the Company invested a total of $21.3 million in Tower under the terms of the Agreement, as amended.  In partial consideration for the investment, the Company has received 1,757,368 Tower Ordinary Shares with an original cost of $16.6 million.  The Company wrote down the Tower shares due to an “other than temporary” decline in their market value by $6.8 million and $3.8 million in 2001 and 2002, respectively. The Company also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied immediately toward wafer purchases from Tower at 7.5% of the value of the purchases and, after July 1, 2005, at 15% of the value of the purchases.

During the three months ended June 30, 2003, the Company sold 399,607 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $2.1 million.  The Company recognized a gain on the sale of $696,000 in the statements of operations.  As of June 30, 2003, the Company held 1,057,368 restricted Tower Ordinary Shares, which were valued at $3.40 per share, and 300,393 Tower Ordinary Shares that were available for sale, which were valued at $4.92 per share (the market value of the shares on June 30,

2003).  As of June 30, 2003, the Company has recorded accumulated other comprehensive income in the amount of $457,000, which represents an unrealized gain on the 300,393 shares that are available for sale.

Under terms of the Agreement, as amended, the Company’s remaining investment of $3.7 million would have become due to Tower, provided Tower achieved certain production milestones by July 2003. Tower has not achieved the production milestones required under the Agreement. The Company is negotiating with Tower and may decide to invest all or a portion of the remaining $3.7 million investment under renegotiated terms.

Note 5—Balance Sheet Components

	June 30, 2003	Dec. 31, 2002
	(in thousands)

Inventory:
Raw materials	$622	$705
Work-in-process	5,455	6,166
Finished goods	1,509	1,005
	$7,586	$7,876

Other assets:
Prepaid deposits	$59	$69
Prepaid license fees	1,659	1,687
Deferred compensation plan assets	—	555
Prepaid wafer credits	4,713	4,713
Other assets-long term	—	105
Total other assets	$6,431	$7,129

Long-term obligations:
Notes payable to bank	$7,574	$9,002
Notes payable	80	555
Deferred compensation	—	705
Deferred royalty income	889	750
Capital leases	22	45
Other	44	48
	8,609	11,105
Current portion of long-term obligations	(6,852)	(9,650)
Long-term obligations	$1,757	$1,455

Notes Payable to Bank

In June 2003, the Company signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that can be drawn against through December 2003.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  Advances under the equipment line of credit must be repaid in either 30 or 36 equal installments, depending upon the nature of the items financed. Terms of the various advances under the amended agreement are as follows:

	Original Balance	Balance at June 30, 2003	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$2,114,000	$—	Prime + 1%	June 28, 2004
Non-formula advances	n/a	3,736,000	1,264,000	Prime + 2%	June 28, 2004
Equipment Line of Credit:
Term loan A	$850,000	638,000	—	Prime + 0.75%	September 1, 2005
Term loan B	1,095,000	766,000	—	Prime + 0.75%	March 1, 2005
Term loan C	303,000	252,000	—	Prime + 0.75%	December 31, 2005
Term loan D	84,000	68,000	—	Prime + 0.75%	June 1, 2005
Equipment advances	n/a	—	2,168,000	Prime + 2%	36 months from date of advance
Total		$7,574,000

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the amended agreement.  Under the terms and definitions of the amended agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio.  The amended agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts at banks other than Silicon Valley Bank, and the payment of dividends.  However, the Company is no longer required to maintain any specified amount in demand deposit or investment accounts at Silicon Valley Bank. As a result, none of the Company’s cash and cash equivalents was classified as restricted at June 30, 2003.

At June 30, 2003, the prime rate under the credit facility was 4.25%. As of June 30, 2003 and December 31, 2002, $868,000 and $0, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Notes Payable

In November 2002, the Company signed a $949,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.7% per annum. Terms of the agreement required the Company to make a down payment of $237,000, and to repay the principal and interest in monthly installments of $80,000 through July 2003. As of June 30, 2003 and December 31, 2002, the Company had $80,000 and $555,000, respectively, outstanding under this agreement.

Deferred Compensation Plan

During fiscal year 2000, the Company established a non-qualified deferred compensation plan that covers executives and certain other key employees. This non-qualified plan was funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan were deposited into a common trust account. The participants were allowed to diversify the assets, and the deferred compensation obligation was adjusted to reflect gains or losses on the assets in the trust. The assets were classified as trading assets and were reported as other assets, with changes in the assets’ fair value recorded as other income or loss. The related obligations are recorded as long-term obligations on the balance sheet, with changes in the amount of the obligations recorded as compensation expense. As of December 31, 2002, the assets and liabilities recorded under the Company’s Deferred Compensation Plan were $555,000 and  $705,000, respectively, and participants were no longer contributing to the plan. During the first quarter of 2003, the Company terminated the plan and distributed plan funds to the participants. The Company no longer has any assets or liabilities related to the plan.

Deferred Royalty Income

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as long-term obligations and will be recognized as revenue when Aeroflex UTMC sells products incorporating the licensed technology. As of June 30, 2003 and December 31, 2002 the Company had recorded $889,000 and $750,000, respectively, of deferred royalty income under this agreement.

Note 6—Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. Such deferred stock compensation is being amortized ratably over the four-year vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the six months ended June 30, 2003 and 2002, deferred stock compensation amortization was $119,000 and $167,000, respectively.  At June 30, 2003, $26,000 of deferred stock compensation was included in stockholders’ equity.

Note 7—Employee Stock Option Plans

1989 Stock Option Plan

In July 1996, the 1989 Stock Option Plan (the “1989 Plan”) was amended to allow options to be exercised prior to vesting. Unvested shares are deposited to an escrow agent and the Company has a right to repurchase unvested shares at the original issuance price if the employee is terminated prior to the lapsing of the Company’s repurchase right. In April 1999, an additional 1,333,000 shares were authorized for issuance. The 1989 Plan provided for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of common stock. Options could be granted to employees, directors and consultants to the Company. Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant. In September 1999, the Company adopted the 1999 Stock Plan and all subsequent stock option grants are made under this later plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 30, 2003, approximately 11 million shares were reserved for issuance under the 1999 Plan.  In addition, each January, an annual increase will be added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 30, 2003, approximately 4.7 million shares were reserved for issuance under the ESPP.  In addition, each August, an annual increase will be added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning or end of a purchase period.

Stock-based employee compensation

Using the Black-Scholes Option-Pricing Model (“Black-Scholes”), the per share weighted average estimated fair value for employee options granted was $1.11 and $3.05 during the three months ended June 30, 2003 and 2002, respectively, and $1.08 and $2.66 during the six months ended June 30, 2003 and 2002, respectively.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market.  Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options.  Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.  Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life (years)	5.3	5.3	5.3	5.3
Risk-free interest rate	2.81%	3.68%	2.81%	3.68%
Volatility	70%	72%	70%	72%
Dividend yield	—	—	—	—

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s ESPP during the three months ended June 30, 2003 and 2002 was $0.54 and $1.45, respectively.  Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s ESPP during the six months ended June 30, 2003 and 2002 was $0.54 and $1.45, respectively.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	1.28%	2.61%	1.28%	2.61%
Volatility	50%	63%	50%	63%
Dividend yield	—	—	—	—

If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, net loss for the three months ended June 30, 2003 and June 30, 2002 would have been $1.7 million and $5.0 million, respectively, and net loss for the six months ended June 30, 2003 and June 30, 2002 would have been $4.6 million and $10.1 million, respectively.

Note 8—Income Taxes

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in 2002 and 2001, the Company has provided a full valuation allowance against the deferred tax assets   The Company has evaluated both positive and negative evidence about the recoverability of its net tax assets and determined that it is more likely than not that they will not be realized.  Accordingly, no provision for income taxes was recorded for the six month periods ended June 30, 2003 and 2002. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $67 million and $27 million, respectively.  These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire through 2022.

Note 9—Related Party Transactions

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $172,000 and $168,000 at June 30, 2003 and December 31, 2002, respectively.

Note 10—Restructuring Charges

In November 2002, the Company reduced its worldwide headcount by 55 employees and closed offices in La Palma, CA and Richardson, TX. In connection with this decision, the Company recognized a $783,000 restructuring charge.  Restructuring activity through June 30, 2003 was (in thousands):

	2002 Provision	2002 Cash Payment	Balance at December 31, 2002	2003 Cash Payment	Balance at June 30, 2003

Employee severance	$669	$(530)	$139	$(139)	$—
Lease termination	114	(8)	106	(91)	15
Total	$783	$(538)	$245	$(230)	$15

The Company anticipates that the restructuring will be completed no later than September 2003.  The balance of the restructuring accrual represents lease termination and facility costs and is included in accrued liabilities on the consolidated balance sheets.

Note 11—Information Concerning Business Segments and Major Customers

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. The following is a breakdown of revenue by shipment destination for the six months ended June 30, 2003 and 2002:

	June 30, 2003	June 30, 2002
	(in thousands)
Revenue by country:
United States	$8,077	$7,921
China	4,763	488
Japan	2,571	2,023
Europe	3,024	3,282
Rest of Asia Pacific	855	1,072
Rest of North America	714	1,055
Total revenue	$20,004	$15,841

As of June 30, 2003, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

For the six months ended June 30, 2003, five distributors of the Company’s products accounted for approximately 24%, 16%, 9%, 6% and 6% of revenues.  For the six months ended June 30, 2002, five distributors of the Company’s products accounted for approximately 17%, 12%, 9%, 6% and 6% of revenues.

Note 12—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 30, 2003 and December 31, 2002, the Company had $3.9 million and $626,000 of outstanding commitments for the purchase of wafers, respectively.

Note 13—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-cv-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and

December 6, 2000. The court has appointed a lead plaintiff in this litigation. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. In October 2002, QuickLogic’s officers and directors were voluntarily dismissed without prejudice.  On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including QuickLogic. The court’s order did not dismiss any claims against QuickLogic.  As a result, discovery may now proceed.

A proposal has been made for the settlement and release of claims against the issuer defendants, including QuickLogic, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against QuickLogic continues, QuickLogic believes it has meritorious defenses and intends to defend the case vigorously.

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic.  Although the case is in its earliest stages, the Company believes it has meritorious defenses and intends to defend the case vigorously.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

From time to time, the Company is involved in legal actions arising in the ordinary course of business.  Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross profit.

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

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our relationship with Tower, (2) the liquidity required to support our future operating and capital requirements, and (3) limited visibility into long-term demand for our product from a significant customer. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Report will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Overview

QuickLogic Corporation, founded in April 1988, designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have four FPGA product families: pASIC1, pASIC 2, pASIC 3, and Eclipse. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs. Our ESPs are based on our FPGA technology. Our ESP product families include QuickRAM, QuickPCI, and QuickMIPS. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of total revenue.

In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. V3, based in Toronto, Canada, designed and sold application specific standard products, or ASSPs, that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3 for approximately 2.5 million shares of our common stock, valued at $13.1 million on the date of the transaction. We believe the acquisition has accelerated our ESP strategy by strengthening our ability to develop and market system-level products.

On December 12, 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower Semiconductor Ltd. Under the agreements, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we receive equity, prepaid wafer credits and committed production capacity in the advanced fabrication facility that Tower is building.

On May 28, 2002, we entered into an amendment to the Share Purchase Agreement.  The primary purpose of the amendment was to change the allocation of the investment between Tower Ordinary Shares and wafer credits and to release 700,000 Tower Ordinary Shares from a lock up period. The released Tower shares are classified as available for sale.

During 2001 and 2002, we invested $21.3 million in Tower under the terms of the Share Purchase Agreement, as amended.  In partial consideration for the investment, we received 1,757,368 Tower Ordinary Shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $6.8 million and $3.8 million in 2001 and 2002, respectively. We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied immediately toward wafer purchases from Tower at 7.5% of the value of the purchases and, after July 1, 2005, at 15% of the value of the purchases.

During the three months ended June 30, 2003, we sold 399,607 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $2.1 million.  We recognized a gain on the sale of $696,000.  As of June 30, 2003, we held 1,057,368 restricted Tower Ordinary Shares valued at $3.40 per share. We also had 300,393 Tower Ordinary Shares available for sale valued at $4.92 per share, the market value of the shares on that date.  As of June 30, 2003, we have recorded accumulated other comprehensive income in the amount of $457,000 on the 300,393 Tower available for sale shares.

We sell our products through distributors and directly to system manufacturers. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 65% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on programmed products at the time of shipment. We also sell products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors and through direct sales to systems manufacturers in the six months ended June 30, 2003 was 72% and 28%, respectively, and in the six months ended June 30, 2002 was 69% and 31%, respectively.

Five distributors of the Company’s products accounted for 24%, 16%, 9%, 6% and 6% of sales, respectively, in the six months ended June 30, 2003. Five distributors of the Company’s products accounted for 17%, 12%, 9%, 6% and 6% of sales, respectively, in the six months ended June 30, 2002. We expect that a limited number of distributors will continue to account for a significant portion of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a short term disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

A large number of systems manufacturers purchase our products either through our distributors or directly from us. One Chinese customer, purchasing ESP products through a distributor, accounted for 27%, 13% and 12% of revenue in the second quarter of 2003, the first quarter of 2003 and the fourth quarter of 2002, respectively.

Our international sales were 60% and 50% of revenue for the six months ended June 30, 2003 and 2002, respectively.  Revenue from sales to international customers may continue to represent a significant and growing portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

Our products’ average selling price typically decline rapidly during the first six to twelve months after introduction, then decline less rapidly as the products mature. We attempt to maintain overall gross profit through the introduction of new products with higher margins and through manufacturing efficiencies and cost reductions. However, the markets in which we operate are highly competitive, and there can be no assurance that we will be able to successfully maintain gross profit margins. Any significant decline in our gross profits will materially harm our business.

We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon Taiwan Semiconductor Manufacturing Company, Ltd., Cypress Semiconductor Corporation, and Samsung Electronics Co., Ltd. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and ASE Test Ltd. to assemble, test and program our products. We also expect to manufacture products at Tower by the end of 2003.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a wafer start forecast on a regular basis.  We are committed, under the terms of our agreements with them, to take delivery of and pay for a portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and as a result we typically forecast wafer purchases and purchase wafers based on internal forecasts of customer demand. In the future, if the total volume or product mix of our internal forecasts are inaccurate, we may not be able to meet customer demand or may be required to purchase excess wafers from our wafer suppliers.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.5%	55.0%	47.9%	56.6%
Gross profit	52.5%	45.0%	52.1%	43.4%
Research and development	22.8%	40.6%	23.7%	42.1%
Selling, general and administrative	36.2%	45.0%	39.9%	46.7%
Loss from operations	(6.5)%	(40.6)%	(11.5)%	(45.4)%
Interest expense	(0.5)%	(0.1)%	(0.6)%	(0.1)%
Interest income and other, net	0.2%	3.1%	0.3%	2.3%
Gain on sale of investment in Tower Semiconductor Ltd.	6.6%	—	3.5%	—
Net loss	(0.2)%	(37.6)%	(8.3)%	(43.2)%

Three and six months ended June 30, 2003 and June 30, 2002

Revenue.  Our revenue increased to $10.6 million in the second quarter of 2003 from $8.4 million in the second quarter of 2002, an increase of 27%.  Our revenue increased to $20.0 million in the first half of 2003 from $15.8 million in the first half of 2002, an increase of 26%.  The increase is primarily due to an increase in ESP revenues of $1.8 million in the second quarter of 2003 compared to the second quarter of 2002, and of $3.1 million in the first half of 2003 compared to the first half of 2002.  The ESP increase is primarily due to the sale of a QuickRAM product to a Chinese customer, purchased through a distributor.  We also had an increase of $500,000 in pASIC3 product revenue and of $500,000 in Eclipse product revenue in the first half of 2003 compared to the first half of 2002. ESP products contributed 42% of revenue in the first half of 2003 compared to 34% in the first half of 2002.

The Chinese customer accounted for 27% of revenue in the second quarter of 2003 and 20% of revenue in the first half of 2003. During the second quarter of 2003 this customer’s purchase of QuickRAM products represented 21% of total revenue, and its purchase of FPGA products represented 6% of total revenue. This customer did not purchase our products in the first half of 2002.

Our second quarter revenue was 13% higher sequentially, increasing to $10.6 million from $9.4 million in the first quarter of 2003. Increased sales to our largest customer in China accounted for this increase.

Gross Profit. Gross profit was $5.6 million and $3.8 million in the three months ended June 30, 2003 and 2002, respectively, which was 52.5% and 45.0% of revenue for those periods. The 7.5% improvement in gross profit as a percent of revenues resulted from $600,000 of additional absorbed overhead due to higher production volumes, a $300,000 increased benefit from the sale of previously reserved inventory, and $200,000 of lower scrap costs, partially offset by higher standard costs due to product mix.

Gross profit was $10.4 million and $6.9 million in the six months ended June 30, 2003 and 2002, respectively, which was 52.1% and 43.4% of revenue for those periods.  The 8.7% improvement in gross margin as a percent of revenues resulted from $700,000 of additional absorbed overhead due to higher production volumes, a $800,000 increased benefit from the sale of previously reserved inventory, $400,000 lower scrap costs, and $400,000 of lower costs due to higher production yields, partially offset by higher standard costs due to product mix.

Research and Development Expense. Research and development expense was $2.4 million and $3.4 million in the three months ended June 30, 2003 and 2002, respectively, which was 22.8% and 40.6% of revenue for those periods. Research and development expense was $4.7 million and $6.7 million in the six months ended June 30, 2003 and 2002, respectively, which was 23.7% and 42.1% of revenue for those periods.  The lower research and development expense compared to prior periods is due to lower compensation costs resulting from a reduction in force and reduced outside service expenses due to changes in the timing and nature of our product development efforts.  The lower research and development expense as a percent of revenue from prior periods is a result of these expense reductions and higher revenue levels.

Selling, General and Administrative Expense. Selling, general and administrative expense, or SG&A, was $3.8 million and $3.8 million for the three months ended June 30, 2003 and 2002, respectively, which was 36.2% and 45.0% of revenue for those periods. SG&A was $8.0 million and $7.4 million for the six months ended June 30, 2003 and 2002, respectively, which was 39.9% and 46.7% of revenue for those periods.  SG&A in the second quarter of 2003 is approximately the same as the second quarter of 2002.   Higher insurance costs, primarily for directors’ and officers’ insurance, higher commissions due to higher revenue and higher bad debt expense were offset by lower compensation costs resulting from our reduction in force.  SG&A is approximately $600,000 higher in the first half of 2003 as compared to the first half of 2002 due to $400,000 higher bad debt expense, $200,000 higher commissions due to higher revenue and $100,000 higher insurance costs, primarily directors’ and officers’ insurance, partially offset by lower compensation costs from our reductions in force.

Interest Expense.  Interest expense was $55,000 for the three months ended June 30, 2003 compared to $8,000 for the three months ended June 30, 2002. Interest expense was $116,000 for the six months ended June 30, 2003 compared to $18,000 for the six months ended June 30, 2002.  The increase in interest expense is due primarily to amortization of loan fees charged to renew our credit facility.

Interest Income and Other, Net.  Interest income and other, net was  $34,000 for the three months ended June 30, 2003 compared to $256,000 for the three months ended June 30, 2002. Interest income and other, net was $60,000 for the six months ended June 30, 2003 compared to $357,000 for the six months ended June 30, 2002. This decline in income is due primarily to foreign exchange fluctuations due to the weakening of the U.S. Dollar against foreign currencies.

Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 is being amortized ratably over the four-year vesting period of the options that ends in 2003. During the six months ended June 30, 2003 and 2002, deferred stock compensation amortization was $119,000 and $167,000, respectively.

Provision for Income Taxes.  No provision for income taxes was recorded for the six months ended June 30, 2003 or 2002 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include the Company’s history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. As a result, no provision for federal or state income taxes has been recorded. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At June 30, 2003, our principal sources of liquidity consisted of our cash and cash equivalents of $24.1 million, available credit under our credit facility with Silicon Valley Bank of $3.4 million, and Tower shares available for sale of $1.5 million.

At June 30, 2003, our interest-bearing debt consisted of $7.6 million outstanding from Silicon Valley Bank and approximately $100,000 outstanding from other sources. At June 30, 2003, our accumulated deficit was $107.8 million. Under terms of the Tower agreement, as amended, our remaining investment of $3.7 million was due to Tower, provided Tower achieved certain production milestones by July 2003. Tower has not achieved the production milestones necessary for the investment.  We are negotiating with Tower and may decide to invest all or a portion of the final $3.7 million investment under renegotiated terms. Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could exceed $3.0 million in the next twelve months.

In June 2003, we signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that can be drawn against through December 2003.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  At June 30, 2003 under the revolving line of credit, we had borrowed $5.9 million and had available non-formula advances of $1.3 million.  At June 30, 2003, our equipment line of credit included outstanding balances of $1.7 million and available credit of $2.2 million.  The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the agreement.  Under the terms and definitions of the agreement, we must maintain a minimum tangible net worth and adjusted quick ratio.  The agreement also has certain restrictions on other indebtedness, the maintenance of depository and investment accounts outside of Silicon Valley Bank, and the payment of dividends.  However, we are no longer required to maintain any specified amount in demand deposit or investment accounts at Silicon Valley Bank. As a result, none of the Company’s cash and cash equivalents was classified as restricted at June 30, 2003.

As of June 30, 2003 we also had $80,000 of short-term debt outstanding to finance insurance payments and $22,000 outstanding under capital lease obligations. The insurance-related debt bears interest at the rate of 3.7% and is being repaid in monthly amounts of $80,000 through July 2003. The capital lease obligations are being repaid in monthly amounts of $4,000 through December 2003.

Our Statement of Cash Flows reflects the changes in our unrestricted cash and cash equivalents.

We had a positive operating cash flow in the first half of 2003. Cash provided by operating activities in the first half of 2003 was $2.4 million compared to cash used by operating activities in the first half of 2002 of $5.6 million.

In the six months ended June 30, 2003, our positive operating cash flow resulted from a net loss of $1.7 million, adjusted for non-cash charges including depreciation of $2.0 million, the gain on sale of Tower shares of $700,000, and a $300,000 write-off of long-lived assets related to a specific product that is not expected to achieve significant volume production. In addition, changes in working capital accounts provided cash of $2.3 million primarily as a result of lower accounts receivable balances of $1.3 million due to strong shipments early in the quarter and improved collection efforts, and lower other assets of $1.1 million due primarily to the termination of the deferred compensation plan, partially offset by lower accrued liabilities due to increased operating activity.

In the six months ended June 30, 2002, our negative operating cash flow resulted from a net loss of $6.9 million adjusted for non-cash charges including depreciation of $1.8 million and amortization of deferred compensation of $200,000.  In addition, changes in working capital accounts used cash of $700,000, primarily as a result of higher accounts receivable balances of $2.2 million due to existing economic conditions and the timing of shipments to customers, and lower accounts payable and accrued liability balances of $800,000 due to decreased operating activity and capital purchases, partially offset by lower inventory balances of $2.1 million primarily due to the write-off of die inventory during the period.

Cash provided by investing activities was $1.1 million in the first half of 2003 compared to cash used by investing activities of $4.9 million in the first half of 2002.

In the six months ended June 30, 2003, our positive cash flow from investing activities was due to $2.1 million in proceeds from the sale of Tower shares, offset by $900,000 in capital expenditures.  The capital expenditures were primarily for equipment to develop and produce our products.

In the six months ended June 30, 2002, our negative cash flow from investing activities was due to a $3.7 million investment in Tower and $1.2 million in capital expenditures.  The capital expenditures were primarily for equipment to develop and produce our products.

Cash provided by financing activities was $7.5 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively.  In the six months ended June 30, 2003, our positive cash flow from financing activities was due to $9.0 million of restricted cash being reclassified as unrestricted under the terms of our amended credit facility with Silicon Valley Bank, and due to $500,000 of proceeds from the issuance of common shares under our employee stock purchase program and the exercise of stock options by employees, offset by $1.9 million for debt and revolving line of credit repayments.

In the six months ended June 30, 2002, our positive cash flow from financing activities was due to $1.8 million of borrowings under our revolving line of credit and $900,000 of proceeds from the issuance of common shares under our employee stock purchase program and the exercise of stock options by employees, offset by $100,000 of debt repayments.

We require substantial working capital to fund our business, particularly to finance our operating losses, for potential future investments in Tower, for the acquisition of property and equipment, for working capital and the repayment of debt.  Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of new product introductions and production volumes, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt financing and remain in compliance with the terms of the credit facility, our ability to raise funds from the sale of Tower shares, our ability to sell equity and other factors related to the uncertainties of the industry and global economics. We anticipate that our existing cash resources will fund any operating losses, capital expenditures of $3.0 million or more, our potential $3.7 million investment in Tower, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital during the next twelve months or, if so required, that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Contractual cash obligations
Operating leases	$3,344	$709	$1,058	$1,132	$445
Capital leases	24	24	—	—	—
Investment in Tower	3,667	3,667	—	—	—
Wafer purchases	3,934	3,934	—	—	—
Total contractual cash obligations	$10,969	$8,334	$1,058	$1,132	$445

Other commercial commitments
Notes payable to bank	$1,724	$856	$868	$—	$—
Bank revolving line of credit	5,850	5,850	—	—	—
Insurance credit facility	80	80	—	—	—
Total commercial commitments	$7,654	$6,786	$868	$—	$—

Capital lease amounts and other commercial commitment amounts are included as liabilities on our balance sheets as of June 30, 2003. We are not contractually obligated to make the $3.7 million investment in Tower included in this table, but may decide to invest all or a portion of these funds.

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

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003.  We believe that the adoption of SFAS No. 149 will not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer.  Many of such instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We believe that the adoption of this standard will not have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets.  The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting.  The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately.  The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted.  Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.”  We are assessing the impact of EITF No. 00-21 and believe that the adoption will not have a material impact on our financial position and results of operations.

Risk Factors

We may not have the liquidity to support our future capital requirements

Our cash balance at June 30, 2003 was $24.1 million. At June 30, 2003, our interest-bearing debt consisted of $7.6 million owed to Silicon Valley Bank and approximately $100,000 owed to other sources. At June 30, 2003, we had $3.4 million available to borrow under our credit facility with Silicon Valley Bank, and we had 300,393 available to sell Tower Ordinary Shares worth $1.5 million.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could exceed $3.0 million in the next twelve months.  In addition, we may invest up to $3.7 million pursuant to our strategic relationship with Tower.

As a result of these planned investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations or at all.

We cannot assure you that we will return to profitability because we have a history of losses

We incurred significant losses in 2001, 2002 and in the first half of 2003. Our accumulated deficit as of June 30, 2003 was $107.8 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

Our future results depend on our relationship with Tower

We have devoted significant resources to our relationship with Tower and, through June 30, 2003, we have invested approximately $21.3 million toward the completion of its wafer foundry facility.  Our final payment to Tower of $3.7 million was due upon Tower’s achievement of operational milestones related to its fabrication facility provided that Tower met these milestones by July 2003. Tower has not satisfied the performance milestones. We are negotiating with Tower and may decide to invest all or a portion of the final $3.7 million investment under renegotiated terms. We believe that Tower’s completion and production ramp of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East, the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain adequate financing, complete foundry construction in a timely manner, complete the development and transfer of advanced CMOS process technologies and our process technology, or ramp-up production, the value of our investment in Tower will decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This would require significant development time, would cause product shipment delays, would impair long-lived assets and would severely harm our business.

In addition, the value of our investment in Tower and its corresponding wafer credits may be adversely affected by a further deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines further or the wafer credits are deemed to be impaired, we may record additional losses.

We have a significant customer and limited visibility into the long-term demand for our products from this customer

One Chinese customer, purchasing product through a distributor, represented 27% of our total revenue in the second quarter of 2003. This customer became a customer in the fourth quarter of 2002, accounting for 12% of revenue in that quarter and 13% of revenue in the first quarter of 2003. Future demand from this customer may fluctuate significantly.  This customer typically orders product with short requested delivery lead times, and has not provided a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by the customer, and we make significant inventory purchases in anticipation of future demand. If revenue from this customer were to decline significantly, we may be unable to offset this decline with revenue growth from other customers, we may have a significant decline in manufacturing activity and related overhead absorption, and we may purchase excess inventory. These factors could severely harm our business.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. During the six months ended June 30, 2003, approximately 72% of our sales were made through distributors. Although we have contracts with our distributors, our agreements with them may be terminated on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

Individual distributors and OEM customers often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these distributors and customers our financial results may be materially harmed.

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

Factors that could cause our operating results to fluctuate include:

•                                          a significant decline in sales to our largest customers;

•                                          successful development and market acceptance of our products, especially embedded system products;

•                                          our ability to accurately forecast product volumes and mix and to respond to rapid changes in customer demand;

•                                          our inability to quickly adjust our fixed and manufacturing costs in response to economic and competitive pressures;

•                                          our reliance on subcontract manufacturers for product capacity, yield and quality;

•                                          our competitors’ product portfolio and product pricing policies;

•                                          the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and

•                                          our ability to obtain capital, debt financing and insurance on commercially reasonable terms.

Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, we will be unsuccessful in carrying out our business plan.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers.  If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient gross profit, or if market demand for our products fails to materialize, or our customers do not successfully introduce products incorporating our devices, our business will be materially harmed.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue and gross profit as a result of these efforts

We must dedicate significant resources to develop, produce, market and sell our products. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We generally record as expenses the internal costs related to the development of new semiconductor products and software as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. The customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

We may spend significant time and money to design and develop products around an industry standard or emerging technology. To date, we have introduced product families, such as QuickMIPS, that are designed to support a specific industry standard. If an industry standard or emerging technology that we have identified fails to achieve broad market acceptance in our target markets, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure and underutilization of manufacturing capacity, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by an industry-wide semiconductor oversupply, which could result in severe pricing pressure and underutilization of our manufacturing capacity. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner or at the costs or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products could materially harm our business.

Fluctuations in our product yields, especially new products, may increase the costs of our manufacturing process

Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices. Varying degrees of these yield reductions occur frequently in our manufacturing process. These yield reductions, which can occur without warning, may result in substantially higher manufacturing costs and inventory shortages to us. We may experience yield problems in the future that may materially harm our business. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we experience higher costs or are unable to respond rapidly to yield reductions, our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products or with manufacturing at new facilities or on new manufacturing processes. Newly introduced products are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to refine procedures to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production. If our products have reliability problems, our customers may not place new orders, which would materially harm our business.

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

•                                          video/audio, graphics and imaging; or

•                                          military and aerospace systems.

Slower growth in any of the other markets in which our products are sold may also materially harm our business. Many of these markets are characterized by rapid technological change and intense competition. As a result, systems sold by our customers that use our products may face severe price competition, become obsolete over a short time period, or fail to gain market acceptance. Any of these occurrences could materially harm our business.

We may be unable to accurately estimate quarterly results, which could adversely affect the trading price of our stock

A significant portion of our revenue is recognized when our distributors complete sales to end customers. Therefore we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations, particularly in the last month of the quarter. In addition, we offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

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

If we are not able to compete successfully in this environment, our business will be materially harmed. Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including, but not limited to, re-programmability and lower price. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation, and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many systems manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We have in the past experienced difficulty in recruiting and retaining qualified senior management, sales and technical personnel. Failure to attract, hire, train and retain personnel, particularly senior management, sales and technical personnel, could materially harm our business.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of future litigation

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations that are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to license other parties’ patents. We evaluate these letters on a case-by-case basis. These situations may lead to litigation if we reject the offer to obtain the license.

We have in the past and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation could materially harm our business.

Also, although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms, or at all. We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us, and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, it could materially harm our business.

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States.

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of the products that we have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China and conflict between North Korea and South Korea, and conflicts involving Israel or Malaysia.

A significant portion of our total revenue comes from sales to customers located outside the United States.  We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sale of products manufactured by our customers. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Foreign research and development activities accounted for 37% of our research and development expenses for the six months ended June 30, 2003. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

We may engage in manufacturing or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

In the past, we have entered into agreements that have involved numerous risks, including the use of significant amounts of our cash, diversion of the attention of employees from other development projects or market opportunities, significant expenses and costs, our ability to utilize the technology in our products, our ability to introduce related products in a cost-effective and timely manner, and market acceptance of related products.  For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from other third-party companies.

Our current agreements and future agreements entail similar risks. If we fail to recover, or if in our judgment we will not recover, the cost of these assets from the gross profits of the related products, our assets will become impaired, or we may decide to write-down these investments for other reasons, and our financial results would be harmed. We cannot be certain that these third-party elements will continue to be available to us on commercially reasonable terms. The loss of, or inability to use or maintain, such elements could result in shipment delays or reductions until equivalent design elements or software is developed internally or licensed from a third party, and integrated into our products, which could seriously harm our business.

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

Our products are complex and may contain undetected or unresolved defects

Our products are complex and may contain undetected or unresolved defects when first introduced, as new intellectual property is incorporated into our products, as a result of changes in the manufacturing process, or as new versions are released. We cannot assure you that, despite our testing, defects will not be found in our products following commercial release. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

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

Litigation

From time to time, the Company is involved in legal actions arising in the ordinary course of business.  Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross profit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of government issued securities and commercial paper. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2003 would have an immaterial effect on our pretax earnings and the carrying value of our investments over the next fiscal year.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. These costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 24% of total operating expenses in the six months ended June 30, 2003 and 2002, respectively. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $300,000 in the six months ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including QuickLogic, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against QuickLogic continues, QuickLogic believes it has meritorious defenses and intends to defend the case vigorously.

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic.  Although the case is in its earliest stages, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 22, 2003. The following matters were voted upon at the meeting:

(i) The following nominees were elected to hold office as Class I directors until 2006:

Nominee	Votes For	Votes Withheld	Abstentions

Donald P. Beadle	21,426,898	203,799	—
Michael J. Callahan	21,426,922	203,775	—

(ii) The ratification of PricewaterhouseCoopers LLP as independent accountants of QuickLogic for the fiscal year ending December 31, 2003.

Votes For:	21,543,116
Votes Against:	87,581
Abstentions:	—
Broker Non-votes:	—

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and registrant dated June 20, 2003
99.1	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act

b.	Reports on Form 8-K

On April 23, 2003, QuickLogic furnished its earnings release for the first quarter of 2003 to the Securities and Exchange Commission (the “SEC”) on Form 8-K.

On May 20, 2003, QuickLogic filed a Form 8-K with the SEC announcing the election of Henry Montgomery to QuickLogic’s board of directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: August 12, 2003	Carl M. Mills
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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

/s/ Carl M. Mills
Carl M. Mills
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and registrant dated June 20, 2003
99.1	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act