Form 10-Q
period 2003-09-30
QUICKLOGIC CORPORATION
filed 2003-11-12
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

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

As of November 7, 2003, 24,386,823 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 30, 2003

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$11,171	$8,315	$31,175	$24,156
Cost of revenue	5,416	6,226	14,993	15,191
Gross profit	5,755	2,089	16,182	8,965
Operating expenses:
Research and development	2,712	3,965	7,460	10,633
Selling, general and administrative	3,771	4,030	11,748	11,427
Loss from operations	(728)	(5,906)	(3,026)	(13,095)
Gain on sale of investment in Tower Semiconductor Ltd.	23	—	719	—
Interest expense	(33)	(18)	(149)	(36)
Interest income and other, net	29	(99)	89	258
Loss before taxes	(709)	(6,023)	(2,367)	(12,873)
Provision for income tax	—	—	—	—

Net loss	$(709)	$(6,023)	$(2,367)	$(12,873)

Net loss per share:
Basic and diluted	$(0.03)	$(0.26)	$(0.10)	$(0.55)
Weighted average shares:
Basic and diluted	24,194	23,449	23,948	23,228

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$25,331	$13,001
Cash and cash equivalents, restricted	—	9,002
Accounts receivable, net of allowances for doubtful accounts of $1,139 and $740	2,929	4,900
Inventory	6,796	7,876
Other current assets	1,340	2,281
Total current assets	36,396	37,060
Property and equipment, net	10,253	11,967
Investment in Tower Semiconductor Ltd.	4,781	5,975
Other assets	6,347	7,129

TOTAL ASSETS	$57,777	$62,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,412	$3,013
Accrued liabilities	2,184	1,840
Deferred income on shipments to distributors	1,109	1,242
Current portion of long-term obligations	5,910	9,650
Total current liabilities	11,615	15,745
Long-term obligations	1,596	1,455
Total liabilities	13,211	17,200

Commitments and contingencies (see notes 4, 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 24,385 and 23,745 shares issued and outstanding, respectively	24	24
Additional paid-in capital	152,845	151,198
Deferred compensation	—	(145)
Accumulated other comprehensive income	210	—
Accumulated deficit	(108,513)	(106,146)
Total stockholders’ equity	44,566	44,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,777	$62,131

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,367)	$(12,873)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,197	2,739
Write-off of property and equipment	307	1,039
Amortization of deferred compensation	145	251
Inventory write-down	432	1,618
Gain on sale of Tower Semiconductor Ltd. Ordinary Shares	(719)	—
Loss on disposal of property and equipment	6	—
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,971	(2,213)
Inventory	648	3,178
Other assets	1,639	529
Trade payables	(601)	(108)
Accrued liabilities, deferred income, and other obligations	(307)	176
Net cash provided by (used for) operating activities	4,351	(5,664)

Cash flows from investing activities:
Capital expenditures for property and equipment, net of dispositions	(1,712)	(1,651)
Investment in Tower Semiconductor Ltd.	—	(3,668)
Proceeds from sale of investment in Tower Semiconductor Ltd.	2,123	—
Net cash provided by (used for) investing activities	411	(5,319)

Cash flows from financing activities:
Payment of bank borrowing and other long-term obligations	(1,231)	(85)
Proceeds from bank borrowings and other long-term obligations	—	1,945
Net proceeds from revolving line of credit	(1,850)	500
Proceeds from issuance of common stock, net	1,647	926
Restricted cash	9,002	—
Net cash provided by financing activities	7,568	3,286
Net increase (decrease) in cash and cash equivalents	12,330	(7,697)
Cash and cash equivalents at beginning of period	13,001	28,853
Cash and cash equivalents at end of period	$25,331	$21,156

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss	$(709)	$(6,023)	$(2,367)	$(12,873)
Other comprehensive income (loss), net of tax:
Realized gain (loss) on sale of investments	(20)	—	236	—
Unrealized loss on investments	(227)	(1,337)	(26)	(1,218)
Total comprehensive loss	$(956)	$(7,360)	$(2,157)	$(14,091)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors (“FPGAs”), embedded standard products (“ESPs”) and associated software tools.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While management believes that the disclosures are adequate to make the financial information not misleading, these financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current nine-month period ended Sunday, September 28, 2003.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund any operating losses, purchases of capital equipment and the potential investment in Tower Semiconductor Ltd. (“Tower”), and will provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates, particularly in relation to sales returns and allowances and product obsolescence.

Note 2—Significant Accounting Policies

Revenue Recognition

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors. The Company ships programmed parts and unprogrammed parts. Distributors or the end customer may program unprogrammed parts.  Revenue is recognized upon shipment to OEM customers. QuickLogic sells to certain distributors under agreements, which, in the case of unprogrammed parts, allow certain rights of return, and price adjustments on unsold inventory. Contractually, the Company’s distributors are generally permitted to return up to 10%, by value, of the products they purchase from QuickLogic every six months. Upon shipment of unprogrammed parts to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the gross profit, revenue less cost of revenue, on the balance sheet as “deferred income on shipments to distributors,” until the inventory is resold by the distributor.  Revenue for programmed parts, which do not have rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors.  Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable.  Software revenues amount to less than 1% of total revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive income (loss) includes realized and unrealized gains and losses on investments available for sale.  For the three months ended September 30, 2003, comprehensive loss included $227,000 in unrealized loss on Ordinary Shares of Tower that are available for sale and $20,000 of realized loss on the sale of Tower Ordinary Shares which were previously included in unrealized gain on investments.  For the nine months ended September 30, 2003, accumulated other comprehensive income of $210,000 included $26,000 in unrealized loss on Ordinary Shares of Tower that are available for sale and $236,000 of realized gain on sale of Ordinary Shares of Tower.  For the three and nine months ended September 30, 2002, comprehensive loss included $1.3 million and $1.2 million of unrealized loss on investments, respectively.  Other than net loss, the Company had no other elements of comprehensive income or loss for the three and nine months ended September 30, 2003 and 2002.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss - as reported	$(709)	$(6,023)	$(2,367)	$(12,873)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	26	84	145	251
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,512)	(1,732)	(4,401)	(4,899)
Less: Employee stock purchase compensation expense determined under fair value based method, net of tax	—	—	(140)	(242)
Net loss - pro forma	$(2,195)	$(7,671)	$(6,763)	$(17,763)

Net loss per share:
Basic - as reported	$(0.03)	$(0.26)	$(0.10)	$(0.55)
Basic - pro forma	$(0.09)	$(0.33)	$(0.28)	$(0.76)

Diluted - as reported	$(0.03)	$(0.26)	$(0.10)	$(0.55)
Diluted - pro forma	$(0.09)	$(0.33)	$(0.28)	$(0.76)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and costs of manufacturing are transacted in U.S. dollars.  The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States.  Most of these costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. In the nine months ended September 30, 2003 and 2002, research and development expenses denominated in foreign currencies were 36% and 35%, respectively, of the Company’s total research and development expenses. The Company incurred a majority of these expenses in Canada. The Company does not use derivative financial instruments.

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for 12 months.  The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic products prevents the Company from incurring warranty cost to fix parts.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

New Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-03, “Applicability of Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”).  The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly.  A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date.  EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification.  The Company does not expect the adoption of EITF 03-03 to have a material impact on its consolidated financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position, results of operations and cash flows.

Note 3—Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average and potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2003			2002
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(709)	24,194	$(0.03)	$(6,023)	23,449	$(0.26)
Effect of stock options	—	—	—	—	—	—
Diluted	$(709)	24,194	$(0.03)	$(6,023)	23,449	$(0.26)

	Nine Months Ended September 30,
	2003			2002
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(2,367)	23,948	$(0.10)	$(12,873)	23,228	$(0.55)
Effect of stock options	—	—	—	—	—	—
Diluted	$(2,367)	23,948	$(0.10)	$(12,873)	23,228	$(0.55)

For the three months ended September 30, 2003 and 2002, 2,575,912 and 375,533 potential common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive due to the net loss the Company experienced in these fiscal periods. For the nine months ended September 30, 2003 and 2002, 1,195,900 and 575,101 potential common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive due to the net loss the Company experienced in these fiscal periods. While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”) and Foundry Agreement with Tower. Under the Agreement, the Company agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for the investment, the Company receives equity, prepaid wafer credits and committed production capacity in Tower’s advanced fabrication facility.

On May 28, 2002, the Company entered into an amendment to the Agreement which changed the allocation of the investment between Tower Ordinary Shares and wafer credits and released the Company from its lockup on 700,000 Tower Ordinary Shares.  The Company classifies these shares as available for sale.

During 2001 and 2002 the Company invested a total of $21.3 million in Tower under the terms of the Agreement, as amended.  The Company received 1,757,368 Tower Ordinary Shares with an original cost of $16.6 million.  The Company wrote down the Tower shares due to an “other than temporary” decline in their market value by $6.8 million and $3.8 million in 2001 and 2002, respectively. The Company also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits are recorded in other assets on the balance sheet and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the three months ended September 30, 2003, the Company sold 13,218 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $68,000 and recognized a gain of $23,000 in the statements of operations.  During the nine months ended September 30, 2003, the Company sold 412,825 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statement of operations.  As of September 30, 2003, the Company held 1,057,368 restricted Tower Ordinary Shares, which were valued at $3.40 per share, and 287,175 Tower Ordinary Shares that were available for sale, which were valued at $4.13 per share (the market value of the shares on that date).  As of September 30, 2003, the Company has recorded accumulated other comprehensive income in the amount of $210,000, which represents an unrealized gain on the 287,175 shares that are available for sale.

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

Note 5—Balance Sheet Components

	September 30, 2003	December 31, 2002
	(in thousands)

Inventory:
Raw materials	$685	$705
Work-in-process	5,120	6,166
Finished goods	991	1,005
	$6,796	$7,876

Other assets:
Prepaid deposits	$59	$69
Prepaid license fees	1,575	1,687
Deferred compensation plan assets	—	555
Prepaid wafer credits	4,713	4,713
Other	—	105
	$6,347	$7,129

Long-term obligations:
Notes payable to bank	$6,510	$9,002
Notes payable	—	555
Deferred compensation	—	705
Deferred royalty income	942	750
Capital leases	11	45
Other	43	48
	7,506	11,105
Current portion of long-term obligations	(5,910)	(9,650)
	$1,596	$1,455

Notes Payable to Bank

In June 2003, the Company signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that can be drawn against through December 2003.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  Advances under the equipment line of credit must be repaid in either 30 or 36 equal installments, depending upon the nature of the items financed. Terms of the various advances under the amended agreement are as follows (in thousands):

	Original Balance	Balance at September 30, 2003	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$2,680	$—	Prime + 1%	June 28, 2004
Non-formula advances	n/a	2,320	2,680	Prime + 2%	June 28, 2004
Equipment Line of Credit:
Term loan A	$850	567	—	Prime + 0.75%	September 1, 2005
Term loan B	1,095	657	—	Prime + 0.75%	March 1, 2005
Term loan C	303	227	—	Prime + 0.75%	December 31, 2005
Term loan D	84	59	—	Prime + 0.75%	June 1, 2005
Equipment advances	n/a	—	2,168	Prime + 2%	36 months from date of advance
Total		$6,510

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the amended agreement.  Under the terms and definitions of the amended agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio.  The amended agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts at banks other than Silicon Valley Bank, and the payment of dividends.  However, the Company is no longer required to maintain any specified amount in demand deposit or investment accounts at Silicon Valley Bank. As a result, none of the Company’s cash and cash equivalents was classified as restricted at September 30, 2003.  The Company is in compliance with the amended agreement’s covenants as of September 30, 2003.

At September 30, 2003, the prime rate under the credit facility was 4.25%. As of September 30, 2003 and December 31, 2002, $654,000 and $0, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Notes Payable

In November 2002, the Company signed a $949,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.7% per annum. Terms of the agreement required the Company to make a down payment of $237,000, and to repay the principal and interest in monthly installments of $80,000 through July 2003. As of September 30, 2003, the Company had no amounts outstanding under this agreement.  As of December 31, 2002, the Company had $555,000 outstanding under this agreement.

Deferred Compensation Plan

During fiscal year 2000, the Company established a non-qualified deferred compensation plan that covered executives and certain other key employees. This non-qualified plan was funded entirely by participants through voluntary deferrals of compensation. Income deferrals made by participants under this plan were deposited into a common trust account. The participants were allowed to diversify the assets, and the deferred compensation obligation was adjusted to reflect gains or losses on the assets in the trust. The assets were classified as trading assets and were reported as other assets on the balance sheet, with changes in the assets’ fair value recorded as other income or loss. The related obligations were recorded as long-term obligations on the balance sheet, with changes in the amount of the obligations recorded as compensation expense. As of December 31, 2002, the assets and liabilities recorded under the Company’s Deferred Compensation Plan were $555,000 and  $705,000, respectively, and participants were no longer contributing to the plan. During the first quarter of 2003, the Company terminated the plan and distributed plan funds to the participants. The Company no longer has any assets or liabilities related to the plan.

Deferred Royalty Income

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as long-term obligations and will be recognized as revenue when Aeroflex UTMC sells products incorporating the licensed technology. As of September 30, 2003 and December 31, 2002 the Company had recorded $942,000 and $750,000, respectively, of deferred royalty income under this agreement.

Note 6—Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. This stock compensation was amortized ratably over the four-year vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the nine months ended September 30, 2003 and 2002, deferred stock compensation amortization was $145,000 and $251,000, respectively.  At September 30, 2003, no deferred stock compensation was included in stockholders’ equity on the balance sheet as all of these options had fully vested or been cancelled as of that date.

Note 7—Employee Stock Option Plans

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of common stock. Options could be granted to employees, directors and consultants to the Company. Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant. In April 1999, an additional 1,333,000 shares were authorized for issuance. In September 1999, the Company adopted the 1999 Stock Plan and all subsequent stock option grants are made under this later plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2003, approximately 11 million shares were reserved for issuance under the 1999 Plan.  In addition, each January, an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2003, approximately 5.6 million shares were reserved for issuance under the ESPP.  In addition, each August, an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

Stock-based employee compensation

Using the Black-Scholes Option-Pricing Model (“Black-Scholes”), the per share weighted average estimated fair value for employee options granted was $3.90 and $1.57 during the three months ended September 30, 2003 and 2002, respectively, and $2.29 and $2.35 during the nine months ended September 30, 2003 and 2002, respectively.  The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market.  Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options.  Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.  Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life (years)	5.3	5.3	5.3	5.3
Risk-free interest rate	3.15%	3.68%	2.96%	3.68%
Volatility	69%	72%	69%	72%
Dividend yield	—	—	—	—

Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to the Company’s ESPP during the nine months ended September 30, 2003 and 2002 was $0.54 and $1.45, respectively.  There were no purchases pursuant to the Company’s ESPP during the three months ended September 30, 2003 and 2002.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life	6 months	6 months	6 months	6 months
Risk-free interest rate	1.28%	2.61%	1.28%	2.61%
Volatility	50%	63%	50%	63%
Dividend yield	—	—	—	—

If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, net loss for the three months ended September 30, 2003 and 2002 would have been $2.2 million and $7.7 million, respectively, and net loss for the nine months ended September 30, 2003 and 2002 would have been $6.8 million and $17.8 million, respectively.

Note 8—Income Taxes

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in 2002 and 2001, the Company has provided a full valuation allowance against the deferred tax assets.  The Company has evaluated both positive and negative evidence about the recoverability of its net tax assets and determined that it is more likely than not that they will not be realized.  Accordingly, no provision for income taxes was recorded for the nine month periods ended September 30, 2003 and 2002. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $67 million and $27 million, respectively.  These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire through 2022.

Note 9—Related Party Transactions

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $174,000 and $168,000 at September 30, 2003 and December 31, 2002, respectively.

Note 10—Restructuring Charges

In November 2002, the Company reduced its worldwide headcount by 55 employees and closed offices in La Palma, CA and Richardson, TX. In connection with this decision, the Company recognized a $783,000 restructuring charge.  Restructuring activity through September 30, 2003 was (in thousands):

	2002 Provision	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Balance at September 30, 2003

Employee severance	$669	$(530)	$139	$(139)	$—
Lease termination	114	(8)	106	(106)	—
Total	$783	$(538)	$245	$(245)	$—

Note 11—Information Concerning Business Segments and Major Customers

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. The following is a breakdown of revenue by shipment destination for the nine months ended September 30, 2003 and 2002:

	September 30, 2003	September 30, 2002
	(in thousands)
Revenue by country:
United States	$13,392	$12,092
China	5,982	741
Japan	4,088	3,150
Europe	5,276	5,021
Rest of Asia Pacific	1,226	1,664
Rest of North America	1,211	1,488
Total revenue	$31,175	$24,156

As of September 30, 2003, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

For the nine months ended September 30, 2003, five distributors of the Company’s products accounted for approximately 20%, 18%, 10%, 7% and 5% of revenues.  For the nine months ended September 30, 2002, five distributors of the Company’s products accounted for approximately 18%, 13%, 7%, 6% and 6% of revenues.

Note 12—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2003 and December 31, 2002, the Company had $4.4 million and $626,000 of outstanding commitments for the purchase of wafers, respectively.

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

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic.  QuickLogic was named solely as an alleged control person.  Although the case is in its earliest stages, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2002, found in our Annual Report on Form 10-K filed March 20, 2003.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our ability to control and reduce operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers, (2) the liquidity required to support our future operating and capital requirements, and (3) our relationship with Tower Semiconductor Ltd. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

QuickLogic Corporation, founded in April 1988, designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have five FPGA product families: pASIC1, pASIC2, pASIC3, Eclipse, and Eclipse II. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products. Our Eclipse II devices, introduced in 2003, are moderate to low density FPGAs that are smaller, faster and consume less power than competing products.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices.  These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic.  Our ESP product families include QuickRAM, QuickPCI, and QuickMIPS. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 2% of total revenue.

Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Our devices provide a high level of intellectual property security compared to our competitors’ SRAM-based FPGAs since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: high-performance computing; instrumentation and test; data communications and telecommunications; video, audio and graphics imaging; and military and aerospace systems.

The key components of our ESP and FPGA product families are our ViaLink programmable metal technology, our user-programmable platform and the associated software tools used for system design. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our user-programmable platform facilitates full utilization of a device’s logic cells, clocks and input/output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use QuickLogic devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of embedded standard products. Finally, our software enables our customers to efficiently implement their designs using our products.

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

On December 12, 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower. Under the agreements, we agreed to make a $25 million strategic investment in Tower as part of Tower’s plan to build a new wafer fabrication facility. The new fabrication facility is expected to produce 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology from Toshiba. In return for our investment, we receive equity, prepaid wafer credits and committed production capacity in Tower’s advanced fabrication facility.

On May 28, 2002, we entered into an amendment to the Share Purchase Agreement which changed the allocation of the investment between Tower Ordinary Shares and wafer credits and released 700,000 Tower Ordinary Shares from a lock up period. The released Tower shares are classified as available for sale.

During 2001 and 2002, we invested $21.3 million in Tower under the terms of the Share Purchase Agreement, as amended.  In partial consideration for the investment, we received 1,757,368 Tower Ordinary Shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $6.8 million and $3.8 million in 2001 and 2002, respectively. We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the three months ended September 30, 2003, we sold 13,218 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $68,000 and recognized a gain in the amount of $23,000.  During the nine months ended September 30, 2003, we sold 412,825 of the Tower Ordinary Shares available for sale, for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.  As of September 30, 2003, we held 1,057,368 restricted Tower Ordinary Shares valued at $3.40 per share. We also held 287,175 Tower Ordinary Shares available for sale valued at $4.13 per share, the market value of the shares on that date.  As of September 30, 2003, we have recorded accumulated other comprehensive income on the balance sheet in the amount of $210,000 on the 287,175 Tower available for sale shares.

We sell our products through distributors and directly to system manufacturers. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. Approximately 65% of our products sold by point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We recognize revenue on programmed products at the time of shipment. We also sell products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors and through direct sales to systems manufacturers in the nine months ended September 30, 2003 was 73% and 27%, respectively, and in the nine months ended September 30, 2002 was 69% and 31%, respectively.

Five distributors of the Company’s products accounted for 20%, 18%, 10%, 7% and 5% of sales, respectively, in the nine months ended September 30, 2003. Five distributors of the Company’s products accounted for 18%, 13%, 7%, 6% and 6% of sales, respectively, in the nine months ended September 30, 2002. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales. We believe our products are proprietary and sole source, and that the loss of a particular distributor would not result in a significant disruption in sales of our products, since our customers would either buy our products from another distributor or directly from us.

A large number of systems manufacturers purchase our products either through our distributors or directly from us. One Chinese customer, purchasing products through a distributor, accounted for 11%, 27% and 13% of revenue in the third quarter of 2003, the second quarter of 2003 and the first quarter of 2003, respectively.

Our international sales were 57% and 50% of revenue for the nine months ended September 30, 2003 and 2002, respectively.  Revenue from sales to international customers may continue to represent a significant and growing portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We rely upon Taiwan Semiconductor Manufacturing Company, Ltd., Cypress Semiconductor Corporation, and Samsung Electronics Co., Ltd. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc. to assemble, test and program our products. We also expect to manufacture products at Tower by the end of 2003.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a wafer start forecast on a regular basis.  We are committed, under the terms of our agreements with them, to take delivery of and pay for a portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and as a result we typically forecast wafer purchases and purchase wafers based on internal forecasts of customer demand. In the future, if the total volume or product mix of our internal forecasts are inaccurate, we may not be able to meet customer demand or may be required to purchase excess wafers from our wafer suppliers.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.5%	74.9%	48.1%	62.9%
Gross profit	51.5%	25.1%	51.9%	37.1%
Research and development	24.3%	47.7%	23.9%	44.0%
Selling, general and administrative	33.7%	48.4%	37.7%	47.3%
Loss from operations	(6.5)%	(71.0)%	(9.7)%	(54.2)%

Interest expense	(0.3)%	(0.2)%	(0.5)%	(0.1)%
Interest income and other, net	0.3%	(1.2)%	0.3%	1.0%
Gain on sale of investment in Tower Semiconductor Ltd.	0.2%	—	2.3%	—
Net loss	(6.3)%	(72.4)%	(7.6)%	(53.3)%

Three and nine months ended September 30, 2003 and 2002

Revenue.  Our revenue increased to $11.2 million in the third quarter of 2003 from $8.3 million in the third quarter of 2002, an increase of 34.3%.  This increase is primarily due to a $1.7 million increase in ESP product revenue, including an increase in QuickRAM revenues of $1.3 million principally as a result of sales to a Chinese customer that purchased our product through a distributor. Revenue from our other products increased by $1.1 million, including an increase in Eclipse revenue of $600,000 and an increase in pASIC3 revenue of $500,000.  Our revenue increased to $31.2 million in the nine months ended September 30, 2003 from $24.2 million in the nine months ended September 30, 2002, an increase of 29.1%.  This increase is primarily due to a $4.8 million increase in ESP revenue, including an increase in QuickRAM revenues of $4.5 million principally as a result of sales to a Chinese customer. Revenue from our other products increased by $2.2 million, including an increase in Eclipse revenue of $1.0 million, and an increase in pASIC3 revenue of $1.0 million.  ESP products contributed 41.5% of revenue in the third quarter of 2003 compared to 35.0% in the third quarter of 2002.

A Chinese customer accounted for 10.5%, 27.4% and 12.7% of revenue in the third, second and first quarter of 2003, respectively. This customer did not purchase our products in the first nine months of 2002.

Our third quarter revenue was 5.4% higher sequentially, increasing to $11.2 million from $10.6 million in the second quarter of 2003. This increase was a result of higher demand for most of our products, including pASIC1, pASIC3, QuickPCI, Eclipse and V3 product families, offset by lower revenue of $1.7 million from the Chinese customer.

Gross Profit. Gross profit was $5.8 million and $2.1 million in the three months ended September 30, 2003 and 2002, respectively, which was 51.5% and 25.1% of revenue for those periods.  The $3.7 million improvement in gross profit resulted from $2.9 million higher revenues, higher standard margin due to product mix and cost reductions, and lower inventory write-offs of $1.3 million.  In the third quarter of 2002, we wrote down inventory by $1.6 million due to obsolescence and inventory cost in excess of net realizable value.

Gross profit was $16.2 million and $9.0 million in the nine months ended September 30, 2003 and 2002, respectively, which was 51.9% and 37.1% of revenue for those periods.  The $7.2 million improvement in gross margin resulted from $7.0 million higher revenues, lower inventory write-offs of $1.2 million, $500,000 higher overhead absorption due to higher manufacturing volumes, and $600,000 due to lower scrap and higher yields as a result of more consistent manufacturing volumes.

Research and Development Expense. Research and development expense was $2.7 million and $4.0 million in the three months ended September 30, 2003 and 2002, respectively, which was 24.3% and 47.7% of revenue for those periods. Research and development expense was $7.5 million and $10.6 million in the nine months ended September 30, 2003 and 2002, respectively, which was 23.9% and 44.0% of revenue for those periods.  The lower research and development expense compared to prior periods is due to a $1.0 million write-down in the third quarter of 2002 of certain long-lived assets acquired in the V3 acquisition, lower compensation costs resulting from a reduction in force in the fourth quarter of 2002, reduced outside service expenses due to changes in the timing and nature of our product development efforts and lower software maintenance costs.  The lower research and development expense as a percent of revenue from prior periods is a result of these expense reductions and higher revenue levels.

Selling, General and Administrative Expense. Selling, general and administrative expense, or SG&A, was $3.8 million and $4.0 million for the three months ended September 30, 2003 and 2002, respectively, which was 33.7% and 48.4% of revenue for those periods. SG&A was $11.7 million and $11.4 million for the nine months ended September 30, 2003 and 2002, respectively, which was 37.7% and 47.3% of revenue for those periods.  Year-to-date SG&A is approximately the same as in prior periods as a result of higher insurance expense primarily for directors and officers’ insurance, higher commissions due to higher revenue, and higher bad debt expense which were offset by lower compensation costs resulting from our reduction in force.  The lower SG&A expense as a percent of revenue from prior periods is a result of higher revenue levels.

Interest Expense.  Interest expense was $33,000 for the three months ended September 30, 2003 compared to $18,000 for the three months ended September 30, 2002. Interest expense was $149,000 for the nine months ended September 30, 2003 compared to $36,000 for the nine months ended September 30, 2002.  The increase in interest expense is due primarily to amortization of loan fees charged in connection with our credit facility.

Interest Income and Other, Net.  Interest income and other, net was  $29,000 of income for the three months ended September 30, 2003 compared to a $99,000 expense for the three months ended September 30, 2002. Interest income and other, net was $89,000 of income for the nine months ended September 30, 2003 compared to $258,000 of income for the nine months ended September 30, 2002. This decline in income is due primarily to foreign exchange fluctuations due to the weakening of the U.S. Dollar against foreign currencies.

Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 as a result of granting stock options at less than fair market value has been amortized ratably over the four-year vesting period of the options. During the nine months ended September 30, 2003 and 2002, deferred stock compensation amortization was $145,000 and $251,000, respectively.

Provision for Income Taxes.  No provision for income taxes was recorded for the nine months ended September 30, 2003 or 2002. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include the Company’s history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. As a result, no provision for federal or state income taxes has been recorded. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At September 30, 2003, our principal sources of liquidity consisted of our cash and cash equivalents of $25.3 million, available credit under our agreement with Silicon Valley Bank of approximately $4.9 million, and Tower shares available for sale with a market value of approximately $1.2 million.

At September 30, 2003, our interest-bearing debt consisted of $6.5 million outstanding from Silicon Valley Bank and approximately $11,000 outstanding from other sources. At September 30, 2003, our accumulated deficit was $108.5 million. Under terms of the Tower agreement, as amended, our remaining investment of $3.7 million was due to Tower, provided Tower achieved certain production milestones by July 2003. Tower has not achieved the production milestones necessary for the investment.  We are negotiating with Tower and may decide to invest all or a portion of the final $3.7 million investment under renegotiated terms. Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could exceed $5.0 million in the next twelve months.

In June 2003, we signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that can be drawn against through December 2003.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  At September 30, 2003 under the revolving line of credit, we had borrowed $5.0 million and had available non-formula advances of $2.7 million.  At September 30, 2003, our equipment line of credit included outstanding balances of $1.5 million and available credit of $2.2 million.  The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the agreement.  Under the terms and definitions of the agreement, we must maintain a minimum tangible net worth and adjusted quick ratio.  The agreement also has certain restrictions on other indebtedness, the maintenance of depository and investment accounts outside of Silicon Valley Bank, and the payment of dividends.  However, we are no longer required to maintain any specified amount in demand deposit or investment accounts at Silicon Valley Bank. As a result, none of the Company’s cash and cash equivalents was classified as restricted at September 30, 2003.

As of September 30, 2003 we had $11,000 outstanding under capital lease obligations that are being repaid in monthly amounts of $4,000 through December 2003.

Our Statement of Cash Flows reflects the changes in our unrestricted cash and cash equivalents.

We have had a positive operating cash flow in each quarter of 2003. Cash provided by operating activities in the first nine months of 2003 was $4.4 million compared to a $5.7 million use of cash by operating activities in the first nine months of 2002.

In the nine months ended September 30, 2003, our positive operating cash flow of $4.4 million resulted from a net loss of $2.4 million, adjusted for non-cash charges including depreciation and amortization of $3.2 million, the gain on sale of Tower shares of $700,000, a write-down of inventory in the amount of $400,000 due to excess quantities, and a $300,000 write-off of long-lived assets related to specific products that are not expected to achieve significant volume production. In addition, changes in working capital accounts provided cash of $3.4 million primarily as a result of lower accounts receivable balances of $2.0 million due to strong shipments early in the third quarter and improved collection efforts, lower inventories of $600,000, lower other assets of $1.6 million due primarily to prepaid expenses and the termination of the deferred compensation plan. These benefits were partially offset by a $900,000 reduction in accounts payable and accrued liabilities due to the timing of payments of outstanding liabilities.

In the nine months ended September 30, 2002, our negative operating cash flow of $5.7 million resulted from a net loss of $12.9 million adjusted for non-cash charges including depreciation and amortization of $2.7 million, a $1.6 million write-down of inventory due to obsolescence and inventory cost in excess of net realizable value, a $1.0 million write-down of R&D assets acquired from V3, and amortization of deferred compensation of $250,000. In addition, changes in working capital accounts provided cash of $1.6 million primarily as a result of lower inventories of $3.2 million due to higher revenues and better inventory management, lower other assets of $500,000 and higher accrued liabilities of $200,000 partially offset by higher accounts receivable of $2.2 million due to higher revenue levels and lower accounts payable of $100,000.

Investing activities provided cash of $400,000 for the nine months ended September 30, 2003 and used cash of $5.3 million for the nine months ended September 30, 2002.

In the nine months ended September 30, 2003, our positive cash flow from investing activities was due to $2.1 million in proceeds from the sale of Tower shares, offset by $1.7 in capital expenditures.  The capital expenditures were primarily for equipment to develop and produce our products.

In the nine months ended September 30, 2002, our negative cash flow from investing activities was due to a $3.7 million investment in Tower and $1.7 million in capital expenditures.  The capital expenditures were primarily for equipment to develop and produce our products.

Cash provided by financing activities was $7.6 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

In the nine months ended September 30, 2003, our positive cash flow from financing activities was due to $9.0 million of restricted cash being reclassified as unrestricted under the terms of our amended credit facility entered into with Silicon Valley Bank during June 2003 and $1.6 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, offset by $3.1 million used to repay debt and revolving debt.

In the nine months ended September 30, 2002, our positive cash flow from financing activities was due to $2.4 million of borrowings under our debt and revolving line of credit agreements and $900,000 of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees.

We require substantial working capital to fund our business, particularly to finance our operating losses, potential future investments in Tower, the acquisition of property and equipment, working capital and the repayment of debt.  Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of new product introductions and production volumes, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt and insurance premium financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares, our ability to sell equity and other factors related to the uncertainties of the industry and global economics. We anticipate that our existing cash resources will fund any operating losses, capital expenditures of $5.0 million or more, our potential $3.7 million investment in Tower, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital during the next twelve months or, if so required, that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Contractual cash obligations
Operating leases	$3,242	$694	$1,098	$1,152	$298
Capital leases	11	11	—	—	—
Investment in Tower	3,667	3,667	—	—	—
Wafer purchases	4,443	4,443	—	—	—
Other purchase commitments	1,335	1,335	—	—	—
Total contractual cash obligations	$12,698	$10,150	$1,098	$1,152	$298

Other commercial commitments
Notes payable to bank	$1,510	$856	$654	$—	$—
Bank revolving line of credit	5,000	5,000	—	—	—
Total commercial commitments	$6,510	$5,856	$654	$—	$—

Capital lease amounts and other commercial commitment amounts are included as liabilities on our balance sheet as of September 30, 2003. We are not contractually obligated to make the $3.7 million investment in Tower included in this table, but may decide to invest all or a portion of these funds.

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 20, 2003.

Recently Issued Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-03, “Applicability of Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises to Claims-Made Insurance Policies” (“EITF 03-03”).  The consensus requires the insured company to determine if their claims-made policy is retroactive, prospective, or both and account for the policy accordingly.  A policy has a retroactive provision if it covers a specific known claim(s) that was reportable before the policy’s effective date.  EITF 03-03 is applicable to all claims-made insurance arrangements entered into beginning in a company’s next reporting period following ratification.  The Company does not expect the adoption of EITF 03-03 to have a material impact on its consolidated financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position, results of operations and cash flows.

Risk Factors

We have a few significant customers and limited visibility into the long-term demand for our products from these customers

We have a few customers that purchase a limited number of our products and that represent a significant portion of our total revenue.  Future demand from these customers may fluctuate significantly.  These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, a Chinese customer, purchasing product through a distributor, represented 11% of our total revenue in the third quarter of 2003. This customer became a customer in the fourth quarter of 2002, accounting for 12%, 13% and 27% of our revenue in the fourth quarter of 2002, the first quarter of 2003 and the second quarter of 2003, respectively. This customer currently uses our products in a specific application, and we anticipate that revenue from this application will be winding down over the next few quarters. We are working with this customer to design our products into additional applications. If revenue from this customer or any other customer were to decline significantly, we may be unable to offset this decline with revenue growth from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may have made significant investments in long-lived assets for the production of these products. If demand for or gross margin generated from these products does not meet our expectations, we may be required to write-off inventory or expense long-lived assets, which would materially harm our business.

We may not have the liquidity to support our future capital requirements

Our cash balance at September 30, 2003 was $25.3 million. At September 30, 2003, our interest-bearing debt consisted of $6.5 million owed to Silicon Valley Bank and approximately $11,000 owed to other sources. At September 30, 2003, we had approximately $4.9 million available to borrow under our credit facility with Silicon Valley Bank, and we had 287,175 Tower Ordinary Shares available to sell worth approximately $1.2 million.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could exceed $5.0 million in the next twelve months.  In addition, we may invest up to $3.7 million pursuant to our strategic relationship with Tower.

As a result of these potential investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations or at all.

Our future results depend on our relationship with Tower

We have devoted significant resources to our relationship with Tower and, through September 30, 2003, we have invested approximately $21.3 million toward the completion of its wafer foundry facility.  In return for the investment, we received equity, prepaid wafer credits and committed production capacity in the foundry facility. Our remaining payment of $3.7 million would have become due to Tower, provided Tower achieved certain production milestones by July 2003. Tower has not achieved the required production milestones. We are negotiating with Tower and may decide to pay all or a portion of the remaining $3.7 million investment under renegotiated terms. We believe that Tower’s completion and production ramp of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage investments in Tower from outside sources. If Tower is unable to obtain adequate financing, complete foundry construction and install capacity in a timely manner, complete the development and transfer of advanced CMOS process technologies and our process technology, or ramp-up cost-effective production, the value of our investment in Tower will decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This would require significant development time, would cause product shipment delays, would impair long-lived assets and would severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair values of our Tower investment declines or the wafer credits are deemed to be impaired, we may record additional losses.

In addition, our Eclipse II and QuickMIPS II products will be manufactured at Tower.  If Tower is unable to produce these devices, or if we are unable to achieve engineering targets or cost targets, of if demand for these products does not meet our expectations, our revenue and gross margin will be affected and we may record additional losses against inventory and long-lived assets.

We cannot assure you that we will return to profitability because we have a history of losses

We incurred significant losses in 2001, 2002 and in the first nine months of 2003. Our accumulated deficit as of September 30, 2003 was $108.5 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

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

Fluctuations in our product yields, especially for new products, may increase the costs of our manufacturing process

Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices. Yield reductions have in the past and could in the future occur frequently and without warning during the manufacturing of our products, which may result in substantially higher manufacturing costs and inventory shortages to us. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we experience higher costs or are unable to respond rapidly to yield reductions, our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products or with manufacturing at new facilities or on new manufacturing processes. Newly introduced products are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to refine procedures to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production, or that occur due to manufacturing variations or as new intellectual property is incorporated into our products. We cannot assure you that, despite our testing, defects will not be found in our products following commercial release. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority or be unable to successfully manufacture our products to meet performance, volume or cost targets

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business.  For instance, a single supplier fabricates our pASIC1 and pASIC2 product lines under an agreement that expires in December 2005. Our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for our products as these customers build inventory or design systems using other suppliers components.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our past operating results may not be an indicator of future operating results. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons, including those set forth in these risk factors. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

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

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers.  We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures.  If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, or if market demand for our products fails to materialize, or our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off related long-lived assets.

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

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

We may spend significant time and money to design and develop products around an industry standard or emerging technology. To date, we have introduced product families, such as QuickMIPS, that are designed to support a specific industry standard. If an industry standard or emerging technology that we have identified fails to achieve broad market acceptance in our target markets, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products could materially harm our business.

We may be unable to accurately estimate quarterly revenues, which could adversely affect the trading price of our stock

A significant portion of our revenue is recognized when our distributors complete sales of our products to end customers. Therefore we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. In addition, we offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

Our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return un-programmed products to us. Contractually, our distributors are generally permitted to return up to 10%, by value, of the products they purchase from us every six months. If our distributors or customers cancel or defer significant purchase orders or our distributors or customers return our products, our accounts receivable collections would decrease and inventories would increase, which would materially harm our business.

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

We have in the past and are currently involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of the products that we have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between North Korea and South Korea, and conflicts involving Israel or Malaysia.

A significant portion of our total revenue comes from sales to customers located outside the United States.  We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Asian economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sale of products manufactured by our customers. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Foreign research and development activities accounted for 36% of our research and development expenses for the nine months ended September 30, 2003. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

Business interruptions could impair our suppliers’ ability to manufacture or our ability to sell our products

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

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

Our officers, directors and principal stockholders together control a significant portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of QuickLogic and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

Our Shareholder Rights Plan, certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders

Our Shareholder Rights Plan as well as provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

The market price of our common stock may fluctuate significantly and could lead to securities litigation

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt.  We do not use derivative financial instruments to manage our interest rate risk.  We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk.  Our investment portfolio is generally comprised of government issued securities and commercial paper that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2003 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. In late 2001, we began to conduct research and development in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 26% of total operating expenses in the nine months ended September 30, 2003 and 2002, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $500,000 in the nine months ended September 30, 2003.

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

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic.  QuickLogic was named solely as an alleged control person.  Although the case is in its earliest stages, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.                                      Reports on Form 8-K

On July 23, 2003, QuickLogic furnished its earnings release for the second quarter of 2003 to the Securities and Exchange Commission (the “SEC”) on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: November 12, 2003	Carl M. Mills
Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002