Form 10-K
period 2003-12-31
QUICKLOGIC CORPORATION
filed 2004-03-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Registrant’s telephone number, including area code: (408) 990-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Rights to Purchase Series A Junior Participating Preferred Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 2004 was $68,042,511 based upon the last sales price reported for such date on The NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 27, 2004 Registrant had outstanding 24,843,441 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on or about April 20, 2004.

EXPLANATORY NOTE

Statements in this Business section, and elsewhere in this Annual Report on Form 10-K, which express that QuickLogic “believes,” “anticipates” or “plans to....,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

PART I

ITEM 1. BUSINESS

Overview

QuickLogic Corporation, founded in 1988 and reincorporated in Delaware in 1999, designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. Our ViaLink technology provides high security, low power and design efficiency to our customers.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products combine embedded standard functions with an FPGA. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. We also license our QuickWorks and QuickTools design software and sell our programming hardware.

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

Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the NASDAQ National Market under the symbol “QUIK”.

Our fiscal year ends on the Sunday closest to December 31. The years 2003, 2002 and 2001 ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively. For presentation purposes, the financial information has been presented as ending on the last day of the nearest calendar month.

Product Technology

The key components of our ESP and FPGA product families are our ViaLink programmable metal technology, our user-programmable platform and the associated software tools used for system design. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. The one-time programmable nature of our ViaLink technology also provides our customers with superior intellectual property security, since it is practically impossible to clone or reverse engineer logic that is programmed using our ViaLink technology. Our user-programmable platform facilitates full utilization of a device’s logic cells, clocks and input/output pins. Our architecture maximizes interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use QuickLogic devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of embedded standard products. Finally, our software enables our customers to efficiently implement their designs using our products.

Industry Background

Competitive pressures are forcing system manufacturers to rapidly bring to market products with improved functionality, higher performance and greater reliability, all at lower cost. These market forces have driven the evolution of logic semiconductors, which are used in complex electronic systems to coordinate the functions of other semiconductors, such as microprocessors or memory. There are three types of advanced logic semiconductors:

•       Application specific integrated circuits, or ASICs, are special purpose devices designed for a particular manufacturer’s electronic system. These devices are customized during wafer manufacturing;

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

Historically, systems manufacturers have relied heavily on ASICs to implement the advanced logic required for their products. ASICs provide high performance due to customized circuit design. However, because ASICs are design-specific devices, they require long development and manufacturing cycles, which can extend or delay product introductions and are functional only for a very limited number of products. In addition, because of the expense associated with the design of ASICs, they are cost effective only if they can be manufactured in high volumes. Finally, once ASICs are manufactured, their functionality cannot typically be changed to respond to evolving market demands.

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

•       Ethernet, a widely-used local area network, or LAN, transport standard which controls the interconnection between servers and computers; and

•       Fiber channel interconnect protocol, an industry-networking standard for storage area networks, or SANs, which controls the interconnection between servers and storage devices.

Compared to ASICs, ASSPs offer the systems designer shorter development time, proven functionality, lower risk and reduced development cost. However, ASSPs generally cannot be used by systems manufacturers to differentiate their products.

To address markets where industry standards do not exist or are changing and time-to-market is important, PLDs are often used. These products provide systems manufacturers with the flexibility to customize and thereby differentiate their systems, unlike ASSPs. PLDs also enable systems manufacturers to change the logic functionality of their systems after product introduction without the expense and time of redesigning an ASIC. However, PLDs are generally more expensive than ASSPs and ASICs of equivalent functionality because they require more silicon area. In addition, most PLDs offer lower performance than non-programmable solutions, such as ASSPs and ASICs.

Industry Future: System-on-a-Chip

Over the past few years, semiconductor manufacturers have migrated to smaller process geometries. These smaller process geometries enable more logic elements to be incorporated in a single chip using less silicon area. More recently, advances have been made in the integration of the three basic components of electronic circuit boards; logic, memory and a microprocessor, on a single chip. Advantages of the single-chip approach to systems manufacturers include:

•       simplified system development;

•       reduced time-to-market;

•       elimination of delays associated with the transfer of data between chips;

•       smaller physical size;

•       lower power dissipation;

•       greater reliability; and

•       lower cost.

However, as levels of logic integration have increased, devices have become more specific to a particular application. The benefits of higher performance, low form factors, and low unit costs are quickly offset by high non-recurring engineering charges, expensive development and tool costs, long development cycles, and issues associated with intellectual property. Even though the benefits of system-on-a-chip are compelling, the offsetting limitations reduce their use and potential customer base. Instead of banking on a risky system-on-a-chip alternative, many designers rely on a combination of FPGAs, ASSPs and/or ASICs as a solution to their design needs. This approach often requires using large, expensive devices—or even multiple devices—and can also require extensive development time to implement.

QuickLogic’s ESP Solution

QuickLogic has leveraged its unique ViaLink technology and user-programmable platform to address the limitations inherent in current system-on-a-chip approaches. Our Embedded Standard Products, or ESPs, deliver the system-level functionality of ASSPs and the flexibility of FPGAs in a single device. In its simplest form, an ESP contains three basic parts: a programmable logic array, an embedded standard function, and a flexible interface that allows communication between the standard function and programmable logic array. We believe our ESPs offer the following specific advantages:

•       Shorter Development Time.   With a multiple chip design, systems designers must solve complex routing and timing issues between devices. A single chip ESP provides an “out-of-the-box” solution to the timing issues between devices and simplifies software simulation, leading to shorter development time;

•       Lower Power Consumption.   Our ViaLink technology provides for instant-on functionality reducing power consumption at start-up. Additionally, the FPGA portion of our ESPs consumes less power than SRAM-based FPGAs.

•       More Security.   The FPGA portion of our ESPs provides more security for our customers’ intellectual property than SRAM-based FPGAs.

•       Increased Performance.   In a traditional design, data must travel between an ASSP and an FPGA across a printed circuit board. The limited number of connections available and the distance between the devices can degrade the system’s overall performance. Our ESP solution allows data to travel within a single chip;

•       Decreased Cost.   Because our ESP is a single chip solution, it requires less silicon area and may eliminate the necessity of a printed circuit board. Additionally, this single chip approach lowers the assembly and test cost for the system manufacturer; and

•       Increased Reliability.   ESP designs are more reliable because single chip solutions contain fewer components and circuit board connections that are subject to failure.

Our QuickMIPS family is truly a “programmable system-on-a-chip” and best represents the benefits that designers can realize using our ESP technology. The current product development cycle is generally sequential—hardware is developed first, followed by software, and finally system integration and testing. If the systems architect (who typically manages all these functions) needs to make hardware/software trade-offs, a prototype board must be developed. This can extend development time and increase costs. Designers using QuickMIPS can develop software and hardware in parallel—cutting development time and reducing total cost of ownership.

The QuickMIPS family is a complete solution. All elements needed to develop an electronics system are included—a device (which contains flexible programmable logic and a high-performance MIPS processor core), a prototype or development board, a complete set of development tools, and popular features (buses, Ethernet MACs, PCI, UARTs, etc.) that enable the QuickMIPS device to communicate with other components on the board. Finally, because these devices are based on our ViaLink technology, our customers’ intellectual property is secure as well. During 2003, we announced new QuickMIPS products; we expect to begin production shipments of these devices in the middle of 2004.

Many of today’s embedded electronic systems require peripheral component interconnect, or PCI, bridging capabilities. Often large and complex, these designs can require the developer to become a PCI “expert”. Our QuickPCI family provides a range of PCI bridging solutions, which include a device, comprehensive software and hardware development kits, and a variety of development services. This allows the developer to implement the PCI interface quickly and easily without the requirement of first becoming a PCI expert. Therefore, the designer can focus on adding value to the end product by using his or her expertise rather than spending resources developing a standard interface.

QuickLogic’s FPGA Solution

Our products are based on our ViaLink technology and user-programmable platform, and associated QuickWorks and QuickTools design software. Our FPGAs offer high performance at low power, security of intellectual property and competitive pricing when compared to alternative FPGA solutions. Specifically, our products and tools provide greater design flexibility than standard FPGAs and enable designers of complex systems to achieve rapid time-to-market with highly differentiated products.

During 2003, we announced our newest FPGA family, Eclipse II, developed and manufactured using advanced wafer manufacturing technology. In the first quarter of 2004, we began production shipments of these devices. Our Eclipse II family of FPGAs are medium to low density FPGAs that have the lowest power consumption in the FPGA industry. Designs using Eclipse-II achieve significantly longer system battery life than designs based upon large complex programmable logic devices, or CPLDs, due to ultra-low current draw during power-up, quiescent, and dynamic states. Quiescent power consumption of the Eclipse-II family of devices is 20 to 400 times lower than other FPGAs of similar density.

The QuickLogic Strategy

Our objective is to be the indispensable provider of secure, high-speed, low-power, flexible, cost-effective ESPs—products that integrate standard functions and programmable logic. We believe ESPs offer systems manufacturers the ability to decrease time-to-market while reducing total cost of ownership. To achieve our objective, we have adopted the following strategies:

Extend Technology Leadership

Our ViaLink technology, FPGA architecture, ASSP design capabilities, user-programmable platform and proprietary software design tools allow us to provide our customers with a unique solution to their design requirements. We intend to continue to invest in the development of these technologies and to utilize such developments in future innovations of our ESP products. We also intend to focus engineering resources on developing systems-level ESP solutions.

Provide Complete System Solutions

Our focus on a more targeted set of applications allows us to provide value-added solutions to systems manufacturers. These solutions not only include the device and design software, but also software drivers, reference designs, test boards and complementary intellectual property functions. We currently focus ESP development efforts on two strategic applications areas:

•       embedded high-performance processing solutions; and

•       embedded PCI bridging solutions.

Strategic Alliances

As a part of our ESP strategy, we have engaged with MIPS Technologies, Tower Semiconductor, and other companies to expand the range of technology that we embed in our products. In addition, we continue to sell through a network of industry sales representatives and distributors. These alliances are an essential element of our ESP strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in intellectual property development, wafer fabrication and sales, we can devote our efforts to the development of targeted, well-defined ESP products.

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

Customers and Markets

The following is a representative list by industry of our current customers and the markets in which they do business:

Industry	Customer	Application
High-Performance Computing	IBM Unisys	RAID controller Servers
Instrumentation and Test	Yokogawa ASML LTX Medtronics National Instruments Teradyne	Semiconductor test equipment Semiconductor manufacturing equipment Semiconductor test equipment Medical electronics PC-based instrumentation boards Semiconductor test equipment
Data Communications and Telecommunications	Agere Alcatel Andrews Corporation Emulex IBM Motorola	Wireless access systems Fiber optic transmission equipment Cellular base stations Storage Area Network equipment Data encryption, network servers Cellular base stations
Video, Audio and Graphics Imaging	Loronix Samsung Sony	Video imaging equipment Flat panel display controllers Industrial video cameras
Military & Aerospace Systems	General Dynamics DY-4 L-3 Communications BAE Systems Honeywell	Military communications equipment VME-based computer systems Aircraft data recorders Military flight controls Aircraft navigation and flight controls

In addition, a Chinese systems manufacturer, purchasing our products through a distributor, accounted for 14%, 3% and zero percent of sales in 2003, 2002 and 2001, respectively. This customer used our products in a high-performance computing application.

In the past, there has not been a predictable seasonal pattern to our business.

Sales and Technical Support

We sell our products through a network of sales managers, independent sales representatives and electronics distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in California, Minnesota, Texas, Massachusetts, New Hampshire, North Carolina and Maryland in the United States. We also have international sales operations in Canada, India, England, Germany, China, Japan and Hong Kong. Our sales personnel and independent sales representatives are responsible for sales and applications support for a given region of responsibility generally focusing on major strategic accounts. Our customers typically order our products through our distributors; these distributors also create demand for our devices, generally focusing on customers who are not directly served by our sales managers.

Currently, we have two distributors in North America, and a network of more than seventeen distributors throughout Europe and Asia to support our international business. These firms work with our regional sales managers in discovering new opportunities, providing technical support and other value-added services.

We provide systems manufacturers with comprehensive technical support, which we believe is critical to remaining competitive in the markets we serve. Our factory-based and distributor applications support organizations provide pre-sales and on-site technical support to customers.

Competition

The semiconductor industry is intensely competitive and is characterized by constant technological change, rapid rates of product obsolescence and price erosion. A number of companies offer products that compete with one or more of our products. Our existing competitors include suppliers of conventional standard products, such as PLX Technology; suppliers of CPLDs including Lattice Semiconductor and Altera; suppliers of FPGAs, particularly Xilinx and Actel; and suppliers of embedded processors, such as Integrated Device Technology and Motorola. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources, than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. As we introduce additional ESPs, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by these ESP devices. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies. Increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

We believe that important competitive factors in our market are length of development cycle, price, performance, installed base of development systems, power consumption, adaptability of products to specific applications, ease of use and functionality of development system software, reliability, technical service and support, wafer fabrication capacity and sources of raw materials, market presence, financial strength and intellectual property protection.

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

As of December 31, 2003, our research and development staff consisted of 57 employees working primarily in three locations: Canada, India and Sunnyvale.

•       Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

•       Our FPGA design engineering group develops high-performance programmable systems and analog circuits that can be used stand-alone or combined with high value dedicated functions to form ESP products.

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

Manufacturing

We have established close relationships with third-party manufacturers for our wafer fabrication, package assembly, test and programming requirements in an effort to ensure stability in the supply of our products and focus our internal efforts on product design and sales.

We currently outsource our wafer manufacturing to Cypress Semiconductor Corporation, Taiwan Semiconductor Manufacturing Company, or TSMC, Samsung Semiconductor, Inc. and Tower Semiconductor Ltd. Cypress manufactures our pASIC1 and pASIC2 product families using a three-layer metal, 0.65 micron CMOS process on six-inch wafers. Our Cypress agreement provides for a guaranteed capacity availability through December 2005. TSMC manufactures our pASIC3, QuickRAM and QuickPCI product families using a four-layer metal, 0.35 micron CMOS process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Samsung manufactures our ASSP products. We purchase products from TSMC and Samsung on a purchase order basis. Outsourcing of wafer manufacturing enables us to take advantage of these suppliers’ high-volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

We have entered into a Share Purchase Agreement, a Foundry Agreement and other related agreements, as amended, with Tower. We have invested $21.3 million in Tower as part of Tower’s efforts to build and equip a new wafer fabrication facility. Tower has developed manufacturing capability for our proprietary ViaLink technology, and supplies us with a guaranteed portion of the new fabrication facility’s available wafer capacity at competitive pricing. In 2003, the new fabrication facility began producing 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba. Tower manufactures our Eclipse II and QuickMIPS product families, and certain QuickPCI devices. Our Tower agreement provides for a guaranteed capacity availability through 2010.

We outsource our product packaging, test and programming primarily to Amkor Technology, Inc. and Advanced Semiconductor Engineering, or ASE.

Employees

As of December 31, 2003, we had a total of 160 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are favorable.

Intellectual Property

Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 95 U.S. patents and have 5 pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of three patents and have a total of six patent applications pending. Our issued patents expire between 2009 and 2021. We have also registered seven trademarks with the U.S. Patent and Trademark Office.

From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties’ patents. We evaluate these letters on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party’s demands.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Executive Officers and Directors

The following table sets forth certain information concerning our current executive officers and directors as of February 27, 2004:

Name	Age	Position
E. Thomas Hart	62	Chairman, President and Chief Executive Officer
Hua-Thye Chua	68	Vice President, Process Technology and Director
Carl M. Mills	49	Vice President, Finance and Chief Financial Officer
Timothy Saxe	48	Vice President, Engineering
Jeffrey D. Sexton	42	Vice President, Worldwide Sales
Reynold W. Simpson	55	Senior Vice President, Chief Operating Officer
Arthur O. Whipple	55	Vice President, Business Development
Ronald D. Zimmerman	55	Vice President, Administration
Donald P. Beadle	68	Director
Michael J. Callahan	68	Director
Alan B. Lefkof	51	Director
Henry C. Montgomery	68	Director
Gary H. Tauss	49	Director

E. Thomas Hart has served as our President, Chief Executive Officer and a member of our Board of Directors since June 1994, and as our Chairman since April 2001. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor Corporation where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology based management consulting firm. Prior experience includes senior level management responsibilities in semiconductor operations, engineering, sales and marketing with several companies including Motorola, Inc., an electronics provider and National Semiconductor. Mr. Hart holds a B.S.E.E. from the University of Washington.

Hua-Thye Chua,a co-founder of QuickLogic, has served as a member of our Board of Directors since QuickLogic’s inception in April 1988. Effective February 27, 2004, Mr. Chua resigned as an active director and became Director Emeritus of QuickLogic. Since December 1996, Mr. Chua has served as our Vice President, Process Technology. Prior to December 1996, Mr. Chua held various positions at QuickLogic including Vice President of Technology Development. During the prior 25 years, Mr. Chua worked at several semiconductor manufacturing companies, including Fairchild Semiconductor International, Inc.,

Intel Corporation and Monolithic Memories, Inc. Mr. Chua holds a B.S.E.E. from Ohio University and an M.S.E.E. from the University of California, Berkeley.

Carl M. Millshas served as our Vice President, Finance and Chief Financial Officer since August 2002. From November 2000 to July 2002, Mr. Mills was Vice President of Finance and Chief Financial Officer of AltoWeb, Inc., a software company. From November 1987 to September 2000, Mr. Mills held several positions, most recently Vice President of Finance and Chief Financial Officer, at WaferScale Integration, Inc., a producer of peripheral integrated circuits. Mr. Mills holds a B.S. degree and an M.B.A. degree from Santa Clara University.

Timothy Saxe joined QuickLogic in May 2001 and has served as our Vice President, Engineering since November 2001. From November 2000 to February 2001, Mr. Saxe was Vice President of FLASH Engineering at Actel Corporation, a semiconductor manufacturing company. Mr. Saxe joined GateField Corporation, a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Mr. Saxe became GateField’s Chief Executive Officer in February 1999 and served in that capacity until GateField was acquired by Actel in November 2000. Mr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. and a Ph.D. in electrical engineering from Stanford University.

Jeffrey D. Sexton has served as our Vice President, Sales since August 2001. Between January 1995 and August 2001, he held several positions at National Semiconductor Corporation including Director of Distribution, Regional Sales Manager, Cisco Systems Global Account Manager and OEM Sales Engineer. Mr. Sexton holds a B.S.E.E. degree from Wright State University in Dayton, OH.

Reynold W. Simpson joined QuickLogic in August 1997 and has served as our Senior Vice President and Chief Operating Officer since October 2000. From February 1996 to July 1997, Mr. Simpson was Vice President of Manufacturing at GateField Corporation, a design verification tools and services company formerly known as Zycad. From February 1989 to February 1996 Mr. Simpson held various positions at LSI Logic Corporation, a semiconductor manufacturing company, including Operations Manager and Quality Director. Mr. Simpson holds a Mechanical Engineering Certificate from the Coatbridge Polytechnic Institute in Scotland, a degree in Technical Horology (mechanical engineering) from the Barmulloch Polytechnic Institute in Scotland and studied for a degree in electronic engineering at the Kingsway Polytechnic Institute in Scotland.

Arthur O. Whipple joined QuickLogic in April 1998 and is currently our Vice President, Business Development. He has held several positions at QuickLogic including Vice President and General Manager, Logic Products, and Chief Financial Officer. From April 1994 to April 1998, Mr. Whipple was employed by ILC Technology, a lighting device manufacturer, in various positions including Vice President of Engineering and Vice President of Finance and Operations of its subsidiary, Precision Lamp. From February 1990 to April 1994, Mr. Whipple served as the President of Aqua Design, a privately held provider of water treatment services and equipment. Mr. Whipple holds a B.S.E.E. from the University of Washington and an M.B.A. from Santa Clara University.

Ronald D. Zimmerman has served as our Vice President, Administration since October 1996. From August 1988 to October 1996, Mr. Zimmerman was employed by National Semiconductor Corporation in various positions including Human Resources Director of the Analog Products Group, Human Resources Director of the corporate technology and quality/reliability organizations and the Human Resources Director of Corporate Administration. Mr. Zimmerman holds a B.A. in Sociology and Psychology and an M.A. in Psychology from San Jose State University.

Donald P. Beadle has served as a member of our Board of Directors since July 1997. Since June 1994, Mr. Beadle has been President of Beadle Associates, a consulting firm. From October 1994 to December 1996, Mr. Beadle was a consultant for Asian business development at National Semiconductor

Corporation. At National Semiconductor, he was Managing Director, Southeast Asia from 1993 until June 1994, Vice President of Worldwide Marketing and Sales, International Business Group from 1987 until 1993, and Managing Director, Europe from 1982 to 1986. Mr. Beadle was employed by National Semiconductor in executive sales and marketing positions for 34 years until June 1994, at which time he was Executive Vice President, Worldwide Sales and Marketing. Mr. Beadle serves on the board of ASAT Holdings Limited, which files reports pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is a provider of semiconductor assembly and testing services. Mr. Beadle received his technical education at the University of Connecticut and the Bridgeport Institute of Engineering.

Michael J. Callahan has served as a member of our Board of Directors since July 1997. Since January 2004, Mr. Callahan has been the Executive Chairman of Teknovus, Inc., a privately held company specializing in communications chipsets for subscriber access networks. From March 1990 through his semi-retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, Inc., a producer of peripheral integrated circuits. From 1987 to March 1990, Mr. Callahan was President of Monolithic Memories, Inc., a semiconductor manufacturing company. During this period Monolithic Memories became a subsidiary of Advanced Micro Devices, Inc. where Mr. Callahan was Senior Vice President of Programmable Products. From 1978 to 1987 Mr. Callahan was employed by Monolithic Memories in various positions including Vice President of Operations and Chief Operating Officer. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan also serves on the board of Virtual Silicon Technology, Inc. During 2003, Mr. Callahan served on the Board of Integrated Telecom Express, Inc., which filed reports pursuant to the Exchange Act and was a provider of integrated software and circuit products. Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

Alan B. Lefkof has served as a member of our Board of Directors since July 2002. Mr. Lefkof has been the Chief Executive Officer of Netopia, Inc., a broadband equipment, software and service provider which files reports pursuant to the Exchange Act, since 1994, and has been President and a director of Netopia since 1991. Prior to joining Netopia, Mr. Lefkof served as President of GRiD Systems, a laptop computer manufacturer, and as a management consultant at McKinsey & Company. Mr. Lefkof received a B.S. in computer science from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

Henry C. Montgomery has served as member of our Board of Directors since May 2003.  Since 1980, he has been the Chairman of the Board of Montgomery Professional Services Corporation, a management consulting and financial services firm. From January 2000 to March 2001, Mr. Montgomery served as Executive Vice President, Finance and Administration and Chief Financial Officer of Indus International, Inc., which files reports pursuant to the Exchange Act and is engaged in enterprise asset management systems. From May to September 1999, he served as interim Executive Vice President of Finance and Administration and from November 2001 to December 2002 as a director of Spectrian Corporation, which filed reports pursuant to the Exchange Act and was a wireless telecom infrastructure company. Mr. Montgomery also serves as a director of Swift Energy Company, which files reports pursuant to the Exchange Act, and is Chairman of Catalyst Semiconductor, Inc., which files reports pursuant to the Exchange Act. He holds a B.A. in Economics from Miami University in Oxford, Ohio.

Gary H. Tauss has served as a member of our Board of Directors since June 2002. Since September 2002, Mr. Tauss has been President, Chief Executive Officer and a director of LongBoard, Inc., a provider of voice-over-IP infrastructure software solutions. From August 1998 until June 2002, Mr. Tauss was President, Chief Executive Officer and a director of TollBridge Technologies, Inc., a developer of voice-over broadband products. Prior to co-founding TollBridge, Mr. Tauss was Vice President and General Manager of Ramp Networks, Inc., a provider of Internet security and broadband access products, with responsibility for engineering, customer support and marketing. Mr. Tauss earned both a B.S. and an M.B.A. at the University of Illinois.

Executive Officers

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available on our website at www.quicklogic.com free of charge as soon as reasonably practicable after such reports are furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,000 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let 8,000 square feet of this facility. Our research and development facility in Toronto, Canada, consisting of approximately 11,000 square feet, is leased through January 2005. In December 2001, QuickLogic leased a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2004. We also have office space in Shanghai, Hong Kong and Beijing, China; London, England; and Munich, Germany. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-cv-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. In October 2002, QuickLogic’s officers and directors were voluntarily dismissed without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including QuickLogic. The court’s order did not dismiss any claims against QuickLogic. As a result, discovery may proceed.

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us in June 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on The NASDAQ Stock Market’s National Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock, as reported on The NASDAQ Stock Market’s National Market:

	High	Low
Fiscal Year Ending December 31, 2003
First Quarter (through March 30, 2003)	$1.740	$0.920
Second Quarter (through June 29, 2003)	$3.820	$1.050
Third Quarter (through September 28, 2003)	$9.230	$3.100
Fourth Quarter (through December 28, 2003)	$7.330	$3.950
Fiscal Year Ending December 31, 2002
First Quarter (through March 31, 2002)	$5.950	$4.000
Second Quarter (through June 30, 2002)	$5.170	$3.360
Third Quarter (through September 29, 2002)	$3.700	$2.360
Fourth Quarter (through December 29, 2002)	$2.610	$0.920

The closing price of our common stock on The NASDAQ Stock Market’s National Market was $3.80 per share on February 27, 2004. As of February 27, 2004, there were 24,843,441 shares of common stock outstanding that were held of record by approximately 275 stockholders.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$41,969	$32,581	$32,306	$53,342	$39,785
Cost of revenue	21,021	19,572	21,818	21,068	17,103
Gross profit	20,948	13,009	10,488	32,274	22,682
Operating expenses:
Research and development	10,500	13,113	14,268	9,300	7,355
Selling, general and administrative	15,769	15,249	16,887	17,137	12,618
Goodwill impairment	—	11,428	—	—	—
Restructuring costs	—	783	619	—	—
Income (loss) from operations	(5,321)	(27,564)	(21,286)	5,837	2,709
Write-down of marketable securities(1)	—	(3,816)	(6,844)	—	—
Gain on sale of investment in Tower Semiconductor Ltd.	719	—	—	—	—
Interest expense	(178)	(71)	(23)	(49)	(97)
Interest income and other, net	61	164	1,675	3,842	549
Net income (loss)	$(4,719)	$(31,287)	$(26,478)	$9,630	$3,161
Net income (loss) per share:
Basic	$(0.20)	$(1.34)	$(1.24)	$0.49	$0.42
Diluted	$(0.20)	$(1.34)	$(1.24)	$0.45	$0.19
Weighted average shares:
Basic	24,110	23,291	21,405	19,486	7,615
Diluted	24,110	23,291	21,405	21,614	16,400

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,443	$13,001	$28,853	$70,210	$34,558
Working capital	25,577	21,315	40,374	75,539	32,568
Total assets	58,363	62,131	84,259	100,307	50,482
Long-term obligations	2,723	1,455	2,069	1,121	128
Total stockholders’ equity	43,868	44,931	74,423	85,734	37,005

(1)          Write-down of marketable securities consists of a charge of $3.8 million and $6.8 million in the years ended December 31, 2002 and 2001, respectively, for the write-down of our equity investment in Tower.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our ability to control and reduce operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers, (2) our relationship with Tower Semiconductor Ltd. and the products manufactured at Tower (3) the commercial success of our new products, and (4) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design and sell field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have five FPGA product families: pASIC1, pASIC2, pASIC3, Eclipse, and Eclipse II. The newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products. Our Eclipse II devices, introduced in 2003, are moderate to low density FPGAs that provide more intellectual property security and consume less power than competing products.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our ESP product families include QuickRAM, QuickPCI, and QuickMIPS. We also license our QuickWorks and QuickTools design software and sell our programming hardware, which together have typically accounted for less than 1% of total revenue.

Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Our devices provide a high level of intellectual property security, compared to our competitors’ SRAM-based FPGAs, since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: high-performance computing; instrumentation and test; data communications and telecommunications; video, audio and graphics imaging; and military and aerospace systems.

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

In April 2001, we signed a definitive agreement with V3 Semiconductor, Inc. to acquire certain assets of V3 in a stock transaction. V3, based in Toronto, Canada, designed and sold ASSPs that enhance high-speed data throughput within telecommunications and Internet infrastructure systems. To facilitate the asset sale and the subsequent windup of V3 as a distinct entity, V3 filed for relief under Chapter 11 of the bankruptcy laws in May 2001. In August 2001, we completed the acquisition of certain assets of V3 for approximately 2.5 million shares of our common stock, valued at $13.1 million on the date of the transaction. We believe the acquisition has accelerated our ESP strategy by strengthening our ability to develop and market system-level products.

On December 12, 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower. Under the agreements, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build a new wafer fabrication facility. The new fabrication facility produces 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba. In return for our investment, we received equity, prepaid wafer credits and committed production capacity in Tower’s advanced fabrication facility.

On May 28, 2002, we entered into an amendment to the Share Purchase Agreement, which changed the allocation of the investment between Tower Ordinary Shares and wafer credits and released 700,000 Tower Ordinary Shares from a lock up period. The released Tower shares are classified as available for sale.

During 2001 and 2002, we invested $21.3 million in Tower under the terms of the Share Purchase Agreement, as amended. In partial consideration for the investment, we received 1,757,368 Tower Ordinary Shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $3.8 million and $6.8 million in 2002 and 2001, respectively. We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005. Our final $3.7 million investment in Tower would have been due if Tower had achieved certain production milestones prior to July 2003. Tower did not achieve these milestones, and we have no plans to make this final investment in Tower.

During the year ended December 31, 2003, we sold 412,825 of the available for sale Tower Ordinary Shares, for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000. As of December 31, 2003, we held 1,057,368 restricted Tower Ordinary Shares valued at $3.40 per share. Under the terms of our current agreement with Tower, these shares will be classified as available for sale at March 31, 2004. We also held 287,175 available for sale Tower Ordinary Shares valued at $7.32 per share, the market value of the shares on the last day of our fiscal year. As of December 31, 2003, we have recorded accumulated other comprehensive income on the balance sheet in the amount of $1.1 million on the 287,175 Tower available for sale shares.

In January 2004, in conjunction with a Tower stock offering, we agreed to a 180-day lockup of all the Tower Ordinary Shares that we hold. This lockup period ends in July 2004.

We sell our products through distributors and directly to system manufacturers. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to these point-of-sale distributors. Approximately 81% of the units sold to our point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors was 71%, 70% and 67% in 2003, 2002 and 2001, respectively. The percentage of sales derived through direct sales was 29%, 30% and 33% in 2003, 2002, and 2001, respectively.

A large number of systems manufacturers purchase our products either through our distributors or directly from us. Three distributors of the Company’s products accounted for 19%, 17% and 11% of sales in 2003. Two distributors accounted for approximately 19% and 12% of sales in 2002. Two distributors accounted for approximately 22% and 10% of sales in 2001. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 14%, 3% and zero percent of sales in 2003, 2002 and 2001, respectively. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales and that individual distributors could account for a larger portion of our revenue.

Our international sales were 56%, 52% and 47% of sales in 2003, 2002 and 2001, respectively. Revenue from sales to international customers may continue to represent a significant and growing portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon TSMC, Cypress, Tower and Samsung to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and ASE to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a wafer start forecast on a regular basis. We are committed, under the terms of our agreements with them, to take delivery of and pay for a portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on internal forecasts of customer demand. In the future, if the total volume or product mix of our internal forecasts is inaccurate, we may not be able to meet customer demand, we may be required to purchase excess wafers from our wafer suppliers or we could have excess inventory.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.1%	60.1%	67.5%
Gross profit	49.9%	39.9%	32.5%
Operating Expenses:
Research and development	25.0%	40.2%	44.2%
Selling, general and administrative	37.6%	46.8%	52.3%
Goodwill impairment	—	35.1%	—
Restructuring costs	—	2.4%	1.9%
Loss from operations	(12.7)%	(84.6)%	(65.9)%
Write-down of marketable securities	—	(11.7)%	(21.2)%
Gain on sale of investment in Tower Semiconductor Ltd.	1.7%	—	—
Interest expense	(0.4)%	(0.2)%	(0.1)%
Interest income and other, net	0.2%	0.5%	5.2%
Net loss	(11.2)%	(96.0)%	(82.0)%

Comparison of the Years Ended December 31, 2003 and 2002

Revenue.   Our revenue for 2003 and 2002 was $42.0 million and $32.6 million, respectively, representing a growth of $9.4 million or 28.8% from 2002 to 2003. The revenue increase was primarily due to increased sales volume of our QuickRAM, Eclipse, pASIC3, pASIC2 and QuickPCI product lines, which increased by $4.0 million, $1.9 million, $1.9 million, $1.2 million and $1.0 million, respectively, offset by a decline in our pASIC1 product line. The increase in our QuickRAM product line revenue was primarily due to one customer in China. Our ESP products contributed 41% and 37% of revenue in 2003 and 2002, respectively.

Gross Profit.   Gross profit was $20.9 million and $13.0 million in 2003 and 2002, respectively, which was 49.9% and 39.9% of revenue for those periods. The $7.9 million improvement in gross profit in 2003 was primarily due to higher revenues which improved gross profit by approximately $6.2 million, $870,000 as a result of higher sales of reserved inventory, $440,000 due to product mix, $380,000 less scrapped inventory, and $170,000 less inventory reserves; partially offset by higher freight and other charges. In 2003 and 2002, charges to inventory reserves were $1.5 million and $1.6 million, respectively. The sale of previously reserved inventory reduced our cost of sales by $1.5 million and $640,000 in 2003 and 2002, respectively.

Research and Development Expense.   Research and development expense was $10.5 million and $13.1 million in 2003 and 2002, respectively, which was 25.0% and 40.2% of revenue for those periods. In 2002, research and development expense includes $1.0 million for the write-off of long-lived assets. This charge was triggered by the abandonment of certain product design activities and related technical decisions, and includes the write-off of certain emulation hardware and intellectual property that we acquired in the V3 acquisition. In 2003, research and development expense includes $410,000 for the write-off of long-lived assets, primarily design software no longer in use. In addition to lower long-lived asset write-offs in 2003, the decrease in research and development expense was primarily due to lower compensation costs as a result of our fourth quarter 2002 reduction-in-force. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and shareholders.

Selling, General and Administrative Expense.   Selling, general and administrative expense, or SG&A, was $15.8 million and $15.2 million in 2003 and 2002, respectively, which was 37.6% and 46.8% of revenue for those periods, respectively. SG&A expense was higher in 2003 as compared to 2002 primarily due to an increase in commissions on higher revenues, consulting related to Sarbanes Oxley compliance activities, bad debt expense and marketing activities for our new products, partially offset by lower compensation costs as a result of our reduction-in-force in the fourth quarter of 2002.

Goodwill Impairment.   On August 1, 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, we are required to perform an impairment test on the goodwill on an annual basis, and when circumstances lead us to believe that impairment has occurred. During the fourth quarter of fiscal 2002, our market capitalization, as implied by our stock price, dropped below our net asset value. Accordingly, we performed an impairment analysis. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount attributable to the V3 acquisition on our balance sheet and was included as a component of operating income in 2002. As the charge was non-cash in nature, it did not affect our liquidity.

Restructuring Costs.   In November 2002, we reduced our worldwide headcount by approximately 25% and closed offices in La Palma, California and Richardson, Texas. We undertook this restructuring activity to better align our overhead and expenses with our level of revenue and gross profit. In the fourth quarter of 2002, we incurred a $783,000 restructuring charge for employee severance costs and office closure expenses. There were no restructuring activities in 2003.

Deferred Compensation.   With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of $908,000 in 1999. There was no deferred compensation recorded as a result of stock option grants to employees in 2003 or 2002. Deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $145,000 and $330,000 in 2003 and 2002, respectively, and as of December 31, 2003 we had fully amortized these expenses. The amortization of deferred compensation is recorded as research and development and selling, general and administrative expenses, depending on the related employees’ activities.

Write-down of Marketable Securities.   In the fourth quarter of 2002, it was determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary”. This determination included factors such as market value and other key measures for our investment. Accordingly, we recorded an impairment charge of $3.8 million in the fourth quarter of 2002 based on the quoted market price of the stock on the last day of the reporting period. As a result of these write-downs, the carrying value of our Tower Ordinary Shares was $3.40 per share at the end of our fiscal year. A portion of these shares is available for sale at December 31, 2003. Unrealized income on available for sale Tower Ordinary Shares is included within stockholders’ equity.

Interest Expense; Interest Income and Other, Net.   In total, interest expense and interest income and other, net, was an expense of $117,000 in 2003 as compared to income of $93,000 in 2002. The $210,000 decrease in 2003 as compared to 2002 was primarily due to the amortization of loan fees charged in connection with our credit facility, lower returns on cash and marketable securities as a result of lower interest rates and foreign income tax expense, partially offset by a reduction of deferred compensation charges in 2003. We did not have significant foreign tax liability during the periods presented.

Provision for Income Taxes.   In 2003 and 2002, we incurred tax losses. However, our ability to utilize these losses in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. As such, no provision for federal or state income taxes has been recorded for 2003 and 2002.

As of December 31, 2003, we had net operating loss carryforwards for federal and state tax purposes of approximately $73 million and $20 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and in 2004 for state purposes.

We reduced our net loss to $4.7 million in 2003 from $31.3 million in 2002. This $26.6 million improvement is primarily attributable to higher net revenue of $9.4 million, higher gross profit of $7.9 million, a net reduction of $2.1 million in combined research and development and SG&A expenses, and a $700,000 gain on the sale of Tower shares. In addition, we incurred $16.0 million of charges in 2002 that we did not incur in 2003, including goodwill impairment, restructuring costs and the write-down of marketable securities.

Comparison of the Years Ended December 31, 2002 and 2001

Revenue.   Our revenue for 2002 and 2001 was $32.6 million and $32.3 million, respectively, representing a growth of 0.9% from 2001 to 2002. The increase in revenue was due to a $2.6 million, or 27.6%, growth in sales of our ESP products and a $1.1 million increase in Eclipse product sales, partially offset by a decline in pASIC 1 and pASIC 2 revenues. Sales to a new customer in China were a significant factor in the increase in our ESP product revenue.

Gross Profit.   Gross profit was $13.0 million and $10.5 million in 2002 and 2001, respectively, which was 39.9% and 32.5% of revenue for those periods. The 24.0% increase in gross profit from 2001 to 2002 was primarily driven by inventory write-offs that were $2.1 million lower in 2002 compared to 2001.

Research and Development Expense.   Research and development expense was $13.1 million and $14.3 million in 2002 and 2001, respectively, which was 40.2% and 44.2% of revenue for those periods. Late in 2001, we added research and development centers in Toronto, Canada, through our acquisition of V3, and in Bangalore, India. In 2002, research and development expense includes $1.0 million for the write-off of long-lived assets. This charge was triggered by the abandonment of certain product design activities and related technical decisions, and includes the write-off of certain emulation hardware and intellectual property that we acquired in the V3 acquisition. This write-off and the higher spending at our new international development centers was offset by lower compensation expenses of $1.0 million and lower outside services of $2.3 million as a result of our 2001 reduction-in-force and reduced engineering activities.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $15.2 million and $16.9 million in 2002 and 2001, respectively, which was 46.8% and 52.3% of revenue for those periods. Selling, general and administrative expense was reduced by approximately $1.7 million from 2001 to 2002, primarily due to a $700,000 reduction in compensation expenses due to our 2001 reduction in force, a $500,000 reduction in outside services and a $100,000 reduction in other marketing activities.

Goodwill Impairment.   On August 1, 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, we are required to perform an impairment test on the goodwill on an annual basis, and when circumstances lead us to believe that impairment has occurred. During the fourth quarter of fiscal 2002, our market capitalization, as implied by our stock price, dropped below QuickLogic’s net asset value. Accordingly, we performed an impairment analysis. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount attributable to the V3 acquisition on our balance sheet and was included as a component of operating income. As the charge was non-cash in nature, it did not affect our liquidity.

Restructuring Costs.   In October 2001, we reduced our worldwide headcount by approximately 20%. We incurred a restructuring charge of $619,000 consisting of a write-off of $350,000 related to intellectual property associated with a cancelled product and $269,000 in severance and other employee-related costs. In November 2002, we reduced our worldwide headcount by approximately 25% and closed offices in La Palma, California and Richardson, Texas. We undertook this additional restructuring activity to better align our overhead and expenses with our level of revenue and gross profit. We incurred a restructuring charge of $783,000 in the fourth quarter of 2002 for employee severance costs and office closure expenses.

Deferred Compensation.   With respect to the grant of stock options to employees, we recorded aggregate deferred compensation of $908,000 in 1999. There was no deferred compensation recorded as a result of stock option grants to employees in 2002 or 2001. Deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $330,000 and $400,000 in 2002 and 2001, respectively. The amortization of deferred compensation is recorded as research and development and selling, general and administrative expenses, depending on the related employees’ activities.

Write-down of Marketable Securities.   In the third quarter of 2001 and in the fourth quarter of 2002, it was determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary”. This determination included factors such as market value and other key measures for our investment. Accordingly, we recorded an impairment charge of $3.8 million and $6.8 million in 2002 and 2001, respectively, based on the quoted market price of the stock on the last day of the reporting period.

Interest Expense; Interest Income and Other, Net.   In total, interest expense and interest income and other, net, was $93,000 and $1.7 million in 2002 and 2001, respectively. Interest and other income decreased in 2002 due to decreased cash balances, lower returns on cash and marketable securities as a result of lower interest rates, and interest expense incurred under our credit facilities.

Provision for Income Taxes.   In 2002 and 2001, we incurred tax losses. However, our ability to utilize these losses in future periods was uncertain, and accordingly we recorded a full valuation allowance against the related tax benefit. As such, no provision for federal or state income taxes has been recorded for 2002 and 2001.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At December 31, 2003, our principal sources of liquidity consisted of our cash and cash equivalents of $26.4 million, available credit under our agreement with Silicon Valley Bank of approximately $5.1 million, and Tower shares available for sale with a market value of approximately $2.1 million. We hold additional shares of Tower that become available for sale in 2004. At December 31, 2003 these additional shares had a market value of $7.7 million and a carrying value of $3.6 million on our balance sheets.

At December 31, 2003, our interest-bearing debt consisted of $6.3 million outstanding from Silicon Valley Bank and $380,000 outstanding from an insurance company to finance directors’ and officers’ insurance. At December 31, 2003, our accumulated deficit was $110.9 million. Capital expenditures, which are largely driven by the development and initial manufacturing of new products, could be up to $4.0 million in the next twelve months.

In June 2003, we signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that was available to be drawn against through December 2003. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million. At December 31, 2003 under the revolving line of credit, we had borrowed $2.9 million and had available formula and non-formula advances of $200,000 and $4.9 million, respectively. During the fourth quarter of 2003, we drew $2.1 million against our equipment line of credit. At December 31, 2003, we had an outstanding balance of $3.4 million on our equipment line of credit and our ability to make further draws under the equipment line of credit had expired. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms and definitions of the agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions on other indebtedness, the maintenance of depository and investment accounts and the payment of dividends.

Our Consolidated Statements of Cash Flows reflects the changes in our unrestricted cash and cash equivalents.

Net cash from operating activities

In 2003, our positive operating cash flow of $4.8 million compared to a negative operating cash flow of $8.7 million in 2002. The 2003 positive cash flow resulted from a net loss of $4.7 million, adjusted for non-cash charges and other items including depreciation and amortization of $4.3 million, reserves for excess inventory in the amount of $1.5 million, $750,000 for the write-off of long-lived assets related to specific products that are not expected to achieve volume production and software that is no longer used in the development of our products, gains on the sale of Tower shares of $720,000 and amortization of deferred compensation costs of $150,000. In addition, changes in working capital accounts provided cash of $3.6 million primarily as a result of lower inventories of $1.2 million due to higher sales levels and a reduction in the number of weeks of inventory on hand for several products, lower other assets of $1.2 million due primarily to lower prepaid expenses and the termination of our deferred compensation plan, lower accounts receivable of $1.0 million due to improved collection efforts, and higher accounts payable of $540,000 due to higher manufacturing volumes. These sources of operating cash were partially offset by a decrease of $360,000 in accrued liabilities primarily due to the termination of the deferred compensation plan.

In 2002, our negative operating cash flow of $8.7 million resulted from a net loss of $31.3 million adjusted for non-cash charges including goodwill impairment of $11.4 million related to goodwill recorded as a result of the V3 acquisition, a $3.8 million write-down of marketable securities related to the decline in market value of Tower shares, depreciation and amortization of $3.7 million, a reserve for excess inventory and inventory cost in excess of net realizable value of $1.6 million, a $1.0 million write-off of R&D assets acquired from V3, and $330,000 of amortization of deferred compensation costs. In addition, changes in working capital accounts provided cash of $660,000 primarily as a result of lower inventories of $4.1 million due to selling inventory purchased under firm commitments in 2001, lower other assets of $450,000, partially offset by higher accounts receivable of $1.8 million due to higher fourth quarter revenues as compared to 2001, lower accounts payable of $1.3 million due to lower manufacturing purchases, and lower accrued liabilities of $810,000.

In 2001, our negative operating cash flow of $20.5 million resulted from a net loss of $26.5 million adjusted for non-cash charges primarily consisting of a write-down of $6.8 million related to the decline in market value of Tower shares, an inventory reserve of $3.7 million due to excess quantities and inventory cost in excess of net realizable value, depreciation and amortization of $3.3 million, amortization of deferred compensation costs of $400,000, and a $350,000 write-off of long-lived assets. In addition, changes in working capital accounts used cash of $8.6 million primarily as a result of higher inventories of $5.7 million due to purchases made throughout the year under firm purchase commitments, lower accounts payable and accrued liabilities of $4.8 million due to lower manufacturing volumes and headcount, and lower other assets of $1.6 million, partially offset by lower accounts receivable of $3.5 million due to lower revenue levels.

Net cash from investing activities

In 2003, investing activities provided cash of $125,000. We received $2.1 million from the sale of 412,825 Tower shares available for sale and spent $2.0 million for capital expenditures. The capital expenditures were primarily for software and equipment to develop and produce our new products.

In 2002, investing activities used cash of $9.0 million. We invested $7.3 million in Tower under the terms of our agreements and we used $1.7 million for capital expenditures. The capital expenditures were primarily for software and equipment to develop and produce our products.

In 2001, cash used by financing activities was $22.4 million. The primary components of our financing activities were our $14.0 million investment in Tower under the terms of our agreements and $7.8 million of capital expenditures.

Net cash from financing activities

In 2003, cash provided from financing activities was $8.5 million. The primary source of these funds was the reclassification of our restricted cash resulting from the amendment of our Silicon Valley Bank credit facility. In addition, we received $2.4 million from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, and we used $2.9 million to reduce our long-term and revolving debt, net of new borrowings.

In 2002, cash provided from financing activities was $1.8 million. Our positive cash flow from financing activities was primarily due to a $9.5 million increase in long-term and revolving debt, net of debt repayments, and $1.4 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, partially offset by $9.0 million of restricted cash under the terms of our June 2002 credit facility with Silicon Valley Bank.

In 2001, cash provided from financing activities was $1.5 million. Our positive cash flow from financing activities was primarily due to $1.7 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, offset by $150,000 of cash used to repay debt.

We require substantial working capital to fund our business, particularly to finance our operating losses, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of new product introductions and production volumes, wafer purchase commitments, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt and insurance premium financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares, our ability to sell equity and other factors related to the uncertainties of the industry and global economics. We anticipate that our existing cash resources will fund any operating losses, capital expenditures of up to $4.0 million, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital during the next twelve months or, if so required, that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Contractual cash obligations
Operating leases	$3,045	$663	$1,069	$1,163	$150
Wafer purchases(1)	8,467	8,467	—	—	—
Other purchase commitments	1,426	1,426	—	—	—
Total contractual cash obligations	$12,938	$10,556	$1,069	$1,163	$150
Other commercial commitments
Notes payable to bank	$3,432	$1,651	$1,781	$—	$—
Bank revolving line of credit	2,900	2,900	—	—	—
Other commercial commitments	380	380	—	—	—
Total commercial commitments	$6,712	$4,931	$1,781	$—	$—
Total contractual obligations and commercial commitments	$19,650	$15,487	$2,850	$1,163	$150

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $8.5 million include both firm purchase commitments and forecasted wafer starts as of December 31, 2003.

Other commercial commitment amounts are included as liabilities on our balance sheet as of December 31, 2003. During the first quarter of 2004, we entered into a capital lease for software that contractually obligates us to pay $780,000 in 2004 and $780,000 in 2005.

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition.

Revenue recognition

We generally recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

We sell products directly to original equipment manufacturers (“OEMs”) and through distributors. We ship programmed parts and unprogrammed parts. Distributors or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. We sell to certain distributors under agreements, which, in the case of unprogrammed parts, allow certain rights of return, and price adjustments on unsold inventory. These agreements generally permit the distributor to return unprogrammed parts up to 10%, by value, of the total products they purchase from us every six months. Upon shipment of unprogrammed parts to a distributor, we record an account receivable from the distributor, relieve inventory by the cost of the product shipped, and record the gross profit, revenue less cost of revenue, on the balance sheet as “deferred income on shipments to distributors” until the inventory is resold by the distributor. Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors. Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, we have no significant obligations with regard to implementation or integration, the fee is fixed or determinable and collection is probable. Software revenues amount to less than 1% of total revenues.

Inventory valuation

We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in-first-out basis. We routinely evaluate the value and quantities of our inventory in light of current market conditions and market trends. Our analysis may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on sales of existing products, product obsolescence, customer design activity, customer concentrations and other factors. Market conditions are subject to change and forecast demand for our inventory may differ from actual consumption. During the introduction of a new product, we may begin production of products that have not been qualified and we may experience yields lower than anticipated. Such factors may be material to our financial statements. The lives of our products are unusually long and obsolescence has not been a significant factor historically in the valuation of our inventories. We also evaluate our inventory in light of its merchantability. As a result of our evaluations, we have recorded reserves for quantities in excess of demand, cost in excess of market value, and product obsolescence.

We recorded reserves against inventory of $1.5 million, $1.6 million and $3.7 million in 2003, 2002 and 2001, respectively. In 2003, we recorded inventory reserves on several parts due to quantities in excess of demand. During 2002, we reserved inventory primarily due to the write-down of two products to their net realizable value and due to the planned obsolescence of a product. During 2001, demand for our products declined precipitously and our arrangements with our suppliers caused us to purchase more inventory than we required, which resulted in recording reserves for excess quantities.

Estimating allowance for doubtful accounts

Management estimates the collectibility of our accounts receivable at each reporting period. Management specifically analyzes the aging of accounts receivable and also analyzes bad debt history, payment history, customer concentration, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.9 million, net of allowance for doubtful accounts of $1.1 million, as of December 31, 2003.

Valuation of investments

At December 31, 2003, we have $5.7 million recorded as an investment in Tower Ordinary Shares. This investment consists of 1,057,368 shares that we are restricted from selling in accordance with the terms of our agreement with Tower and 287,175 shares that are available for sale. These shares have a carrying value of $3.40 per share. If the market value of the shares were to decline below the carrying value, and if the decline is determined to be other than temporary, we would record a write-down of marketable securities against this investment and reduce the carrying value of the shares. In addition, the available for sale securities are marked to market on our balance sheet each reporting period. If the market value of the available for sale shares changes during a reporting period, we record comprehensive gain or loss in the equity section of the balance sheet and we increase or decrease the carrying value of our shares to the market value. These changes are also reflected in our consolidated statement of comprehensive income. The market value of the available for sale shares at the end of fiscal 2003 was $7.32 per share. A 10% decline in the market value of the Tower shares would have no effect on the carrying value of the restricted shares and a $210,000 effect on the market value of the available for sale shares.

During the third quarter of 2001 and during the fourth quarter of 2002, we wrote down the value of our Tower shares due to declines in value that we determined to be “other than temporary”. This determination included factors such as market value and other key measures for our investment. The Tower shares purchased in 2001 were obtained at an average price of $12.84 per share. In 2001, we wrote-down the carrying value for these shares by $6.8 million, or to $5.60 per share based on the market price of Tower’s stock at that time. The Tower shares purchased in 2002 were obtained at an average price of $5.46 per share. At December 31, 2002, all Tower shares held by us were written-down by $3.8 million, or to $3.40 per share based on the market price of Tower’s common stock at the end of our fiscal year.

Valuation of long-lived assets and goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•       significant under-performance relative to expected historical or projected future operating results;

•       significant changes in the manner of our use of or the expected cash flow from the assets;

•       significant changes in the strategy for our overall business;

•       significant negative economic events or trends affecting our business;

•       a significant decline in our stock price; and

•       our market capitalization relative to net book value.

We review the recoverability of our long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

In 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. We allocated approximately $2.3 million of the purchase price to the net assets acquired and $11.4 million to goodwill. Under SFAS No. 142, we are required to annually perform an impairment test on the goodwill and when circumstances lead us to believe that impairment has occurred. As such, we completed an annual impairment analysis during the third quarter of 2002 and determined that there was no impairment at that time. During the fourth quarter of 2002, our market capitalization, as implied by our stock price, dropped below our net asset value. Accordingly, we performed another impairment analysis.

As a result of the analysis, we recorded a non-cash charge of $11.4 million to write-off the goodwill amount attributable to the V3 acquisition. As the charge was non-cash in nature, it did not affect our liquidity.

In 2003, 2002 and 2001, we wrote-off long-lived assets with a net book value of $750,000, $1.0 million and $350,000, respectively. Our review determined that these assets no longer had any value to our operations.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax asset, consisting primarily of net operating loss carryforwards, is valued at $41.0 million as of December 31, 2003. We have also recorded a valuation allowance of $41.0 million as of December 31, 2003 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which our deferred tax assets will be recoverable. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and in 2004 for state purposes.

Estimating accrued liabilities

We review our accounts payable and accrued liabilities at each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending, budgeted spending, and anticipated changes in the costs of services.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material affect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.” The adoption of EITF 00-21 did not have a material affect on the Company’s results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

Risk Factors

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few of our end customers purchase a limited number of our products and represent a significant portion of our total revenue. Future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, a Chinese customer, purchasing product through a distributor, represented 14% of our total revenue in 2003, but only 4% of revenue in the fourth quarter of 2003. This customer began purchasing our products in the fourth quarter of 2002. This customer currently uses our products in a specific application, and we anticipate that revenue from this application will be ending over the next few quarters. We expect to work with this customer to design our products into additional applications. If revenue from this customer or any other customer were to decline significantly, we may be unable to offset this decline with revenue growth from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may have made significant investments in long-lived assets for the production of these products. If demand for or gross margin generated from these products does not meet our expectations, we may be required to write-off inventory or expense long-lived assets, which would materially harm our business.

Our future results depend on our relationship with Tower

We have devoted significant resources to our relationship with Tower and, through December 31, 2003, we have invested approximately $21.3 million toward the completion of its wafer foundry facility. In return for the investment, we received equity, prepaid wafer credits and committed production capacity in the foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing, complete foundry construction and increase capacity in a timely manner, or ramp-up cost-effective production, the value of our investment in Tower may decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This would require significant development time, would cause product shipment delays, would impair long-lived assets, could damage our liquidity and would severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines below $3.40 per share or the wafer credits are deemed to be impaired, we may record additional losses. At December 31, 2003, the value of our Tower investment and wafer credits recorded on our balance sheet was $10.4 million.

In addition, our Eclipse II and QuickMIPS products will be manufactured at Tower, and we have significant commitments with Tower to procure these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these orders. If Tower is unable to produce these devices, or if we are unable to achieve engineering targets or cost targets, of if demand for these products does not meet our expectations, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record additional losses against inventory and long-lived assets.

We may be unable to accurately estimate quarterly revenues, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. In addition, a significant portion of our revenue is recognized when our distributors complete sales of our products to end customers. Therefore we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

We may not have the liquidity to support our future capital requirements

Our cash balance at December 31, 2003 was $26.4 million. At December 31, 2003, our interest-bearing debt consisted of $6.3 million outstanding from Silicon Valley Bank and $380,000 outstanding from an insurance company to finance directors and officers liability insurance. At December 31, 2003, we had approximately $5.1 million available to borrow under our credit facility with Silicon Valley Bank, and we had 287,175 available for sale Tower Ordinary Shares worth approximately $2.1 million based upon the market closing price of $7.32 per share on the NASDAQ National Market at the end of fiscal 2003. During 2004, 1,057,368 restricted Tower shares are expected to become available for sale. These restricted shares had a market value of $7.7 million at the end of fiscal 2003. We have agreed not to sell any Tower shares before July 2004, and our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 Tower shares, as adjusted.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could be up to $4.0 million in the next twelve months.

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

We have a history of losses and cannot assure you that we will return to profitability

We incurred significant losses in 2003, 2002 and 2001. Our accumulated deficit as of December 31, 2003 was $110.9 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historic revenue or our profitability in certain years prior to 2001 as any indication of our future operating results or prospects.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority or be unable to successfully manufacture our products to meet performance, volume or cost targets

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 product lines under an agreement that expires in December 2005, and we have announced to our customers that we will not be able to supply these products after 2005. These products contributed $13.1 million of our revenue in 2003. Our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for our products as these customers build inventory or design systems using other suppliers components. If we are unable to migrate these customers to other products, and if we are unable to increase revenue of our other products, our revenue and gross margin may decline and our operating results would be adversely affected.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market, and, in the future, we may have a single distributor covering a single geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

Fluctuations in our manufacturing processes and product yields and quality, especially for new products, may increase our costs

Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional, and manufacturing fluctuations may change the performance distribution of manufactured products. We have, in the recent past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated slower than normal devices. Yield reductions have in the past and could in the future occur frequently and without warning during the manufacture of our products, which may result in substantially higher manufacturing costs and inventory shortages to us. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we experience higher costs or are unable to respond rapidly to yield reductions, our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products or with manufacturing at new facilities or on new manufacturing processes. Newly introduced products, like our QuickMIPS and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to refine procedures to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production, or that occur due to manufacturing variations or as new intellectual property is incorporated into our products. We cannot assure you that, despite our testing, defects will not be found in our products following commercial release. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

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

•       successful development and market acceptance of our products;

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

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, or if market demand for our products fails to materialize, or our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off related long-lived assets.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may ultimately discontinue production of the systems that incorporate our products. Customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

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

We design and develop products that support a limited number of industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by an industry-wide semiconductor oversupply, which could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner or at the costs or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term since most of our products have only a single fabrication source. Our failure to adequately forecast demand for our products could materially harm our business.

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

We also face competition from companies that offer ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as IDT Corporation and Motorola, Inc., or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

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

We have in the past and are currently involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention, and items that we consider not material to our business could become material. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation could materially harm our business.

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

Business interruptions could impair our suppliers’ ability to manufacture or our ability to sell our products

Our operations are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. If there is an earthquake in the region, our business could be seriously harmed. In addition, we rely on sole suppliers to manufacture our products. These suppliers often hold significant quantities of our inventory and, in the event of a disaster, our ability to use this inventory and to move production to new suppliers may significantly impact us for several quarters. We may also be adversely affected by business interruptions at systems manufacturers. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders

Our officers, directors and principal stockholders together control a significant portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence our operations, affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of government issued securities and commercial paper that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 2003 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. Since 2001, we have conducted a portion of our research and development activities in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22%, 18% and 11% of total operating expenses in 2003, 2002 and 2001, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $650,000 in the year ended December 31, 2003.

ITEM 8.                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
QuickLogic Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed under item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 26, 2004.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue	$41,969	$32,581	$32,306
Cost of revenue	21,021	19,572	21,818
Gross profit	20,948	13,009	10,488
Operating expenses:
Research and development	10,500	13,113	14,268
Selling, general and administrative	15,769	15,249	16,887
Goodwill impairment	—	11,428	—
Restructuring costs	—	783	619
Loss from operations	(5,321)	(27,564)	(21,286)
Write-down of marketable securities	—	(3,816)	(6,844)
Gain on sale of investment in Tower Semiconductor Ltd.	719	—	—
Interest expense	(178)	(71)	(23)
Interest income and other, net	61	164	1,675
Net loss	$(4,719)	$(31,287)	$(26,478)
Net loss per share:
Basic and diluted	$(0.20)	$(1.34)	$(1.24)
Weighted average shares:
Basic and diluted	24,110	23,291	21,405

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$26,443	$13,001
Cash and cash equivalents, restricted	—	9,002
Accounts receivable, net of allowances for doubtful accounts of $1,100 and $740	3,924	4,900
Inventory	5,255	7,876
Other current assets	1,727	2,281
Total current assets	37,349	37,060
Property and equipment, net	9,070	11,967
Investment in Tower Semiconductor Ltd.	5,697	5,975
Other assets	6,247	7,129
TOTAL ASSETS	$58,363	$62,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$3,555	$3,013
Accrued liabilities	1,940	1,840
Deferred income on shipments to distributors	1,305	1,242
Current portion of long-term obligations	4,972	9,650
Total current liabilities	11,772	15,745
Long-term obligations	2,723	1,455
Total liabilities	14,495	17,200
Commitments and contingencies (see notes 13 and 14)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 24,830 and 23,745 shares issued and outstanding, respectively	25	24
Additional paid-in capital	153,582	151,198
Deferred compensation	—	(145)
Accumulated other comprehensive income	1,126	—
Accumulated deficit	(110,865)	(106,146)
Total stockholders’ equity	43,868	44,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,363	$62,131

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock At Par Value		Additional Paid In	Deferred	Accumulated Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at December 31, 2000	20,209	$20	$134,970	$(875)	$—	$(48,381)	$85,734
Common stock issued under stock option and employee purchase plans, net of repurchases	441	—	1,678	—	—	—	1,678
Common stock issued for purchase of V3	2,522	3	13,086	—	—	—	13,089
Amortization of deferred compensation	—	—	—	400	—	—	400
Net loss	—	—	—	—	—	(26,478)	(26,478)
Balance at December 31, 2001	23,172	$23	$149,734	$(475)	$—	$(74,859)	$74,423
Common stock issued under stock option and employee purchase plans, net of repurchases	573	1	1,375	—	—	—	1,376
Issuance of stock options to non-employees	—	—	89	—	—	—	89
Amortization of deferred compensation	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	(31,287)	(31,287)
Balance at December 31, 2002	23,745	$24	$151,198	$(145)	$—	$(106,146)	$44,931
Common stock issued under stock option and employee purchase plans	1,085	1	2,384	—	—	—	2,385
Amortization of deferred compensation	—	—	—	145	—	—	145
Unrealized gain on available-for-sale securities	—	—	—	—	1,126	—	1,126
Net loss	—	—	—	—	—	(4,719)	(4,719)
Balance at December 31, 2003	24,830	$25	$153,582	$—	$1,126	$(110,865)	$43,868

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,719)	$(31,287)	$(26,478)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,333	3,654	3,254
Write-off of long-lived assets	753	1,039	350
Loss on disposal of property and equipment	6	—	11
Amortization of deferred compensation	145	330	400
Utilization of wafer credits	15	—	—
Inventory write-down	1,453	1,618	3,724
Gain on sale of Tower Semiconductor Ltd. Ordinary Shares	(719)	—	—
Issuance of stock options to non-employees	—	89	—
Goodwill impairment	—	11,428	—
Write-down of marketable securities	—	3,816	6,844
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net of allowances for doubtful accounts	976	(1,799)	3,477
Inventory	1,168	4,098	(5,708)
Other assets	1,224	454	(1,575)
Trade payables	542	(1,280)	(1,528)
Accrued liabilities, deferred income, and other obligations	(358)	(814)	(3,282)
Net cash provided by (used for) operating activities	4,819	(8,654)	(20,511)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,998)	(1,695)	(7,794)
Investment in Tower Semiconductor Ltd. and other investments	—	(7,335)	(14,580)
Proceeds from sale of investment in Tower Semiconductor Ltd.	2,123	—	—
Net cash provided by (used for) investing activities	125	(9,030)	(22,374)
Cash flows from financing activities:
Payment of bank borrowing and other long-term obligations	(1,563)	(673)	(150)
Proceeds from bank borrowings and other long-term obligations	2,624	3,281	—
Net proceeds from revolving line of credit	(3,950)	6,850	—
Proceeds from issuance of common stock, net	2,385	1,376	1,678
Restricted cash	9,002	(9,002)	—
Net cash provided by financing activities	8,498	1,832	1,528
Net increase (decrease) in cash and cash equivalents	13,442	(15,852)	(41,357)
Cash and cash equivalents at beginning of period	13,001	28,853	70,210
Cash and cash equivalents at end of period	$26,443	$13,001	$28,853
Supplemental Disclosures of cash flow information:
Interest paid	$155	$154	$23
Income taxes paid	$30	$23	$3

The accompanying notes form an integral part of these Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net loss	$(4,719)	$(31,287)	$(26,478)
Other comprehensive income, net of tax:
Realized gain on sale of investments	236	—	—
Unrealized gain on investments	890	—	—
Total comprehensive loss	$(3,593)	$(31,287)	$(26,478)

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

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31. The years 2003, 2002 and 2001 ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund any operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the market acceptance and revenue levels of new and existing products, the level of product development efforts, wafer purchase commitments, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined by using available market information and appropriate valuation methodologies. The estimated fair value of all financial instruments

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

at December 31, 2003, 2002 and 2001 approximate the amounts presented in the balance sheets, due primarily to the short-term nature of these instruments.

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these costs are incurred in local currency. Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 22%, 18%, and 11% of total operating expenses in the years ended December 31, 2003, 2002 and 2001, respectively. The Company incurred a majority of these foreign expenses in Canada. The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Inventory

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates values and quantities of our inventory in light of current market conditions and market trends, and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecast demand. The Company’s semiconductor products have an unusually long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. The Company also regularly reviews the cost of inventory against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements and capital leases is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, generally three to seven years.

Goodwill

In 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of application specific standard products, or ASSPs, for a total of $13.7 million. The Company allocated approximately $2.3 million of the purchase price to the net assets acquired and $11.4 million to goodwill. As the acquisition was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, no amortization of goodwill has been recognized in the Company’s operating results. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test on goodwill annually and when

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances lead management to believe that substantial impairment may have occurred. SFAS No. 142 requires the Company to compare the fair value of the Company to the carrying value of its net assets to determine if there is potential impairment. If the fair value of the Company is less than the book value, an impairment loss is recorded to the extent that the fair value of the Company is less than its book value up to the carrying amount of the goodwill. The Company completed its annual impairment analysis during the third quarter of fiscal 2002, and determined then that there was no impairment. QuickLogic estimated the fair value of the Company based on market capitalization, as implied by the value of QuickLogic common stock, and estimated future discounted cash flows. During the fourth quarter of fiscal 2002, the Company’s market capitalization dropped below QuickLogic’s net asset value. Accordingly, the Company conducted another impairment analysis and based on the results recorded a non-cash charge of $11.4 million. The charge wrote off the entire amount of the goodwill and was included as a component of operating income.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Licensed Intellectual Property

The Company licenses intellectual property that is incorporated into its products. Costs incurred under the license agreements prior to the establishment of technological feasibility are included in research and development expense as incurred. Costs incurred for intellectual property once technological feasibility has been established and that can be used in multiple products are capitalized. At December 31, 2003 and 2002, $1.5 million and $1.7 million, respectively, of capitalized costs were included in other long-term assets on the consolidated balance sheets. Once a product incorporating licensed intellectual property has production sales, the amount is amortized using the greater of the straight-line method over the estimated useful life of the asset, generally five years, or a cumulative per unit basis. In 2003, $200,000 of licensed intellectual property was amortized on a straight-line basis.

Revenue Recognition

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors. The Company ships programmed parts and unprogrammed parts. Distributors or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. The Company sells to certain distributors under agreements, which, in the case of unprogrammed parts, allow certain rights of return, and price adjustments on unsold inventory. These agreements generally

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

permit the distributor to return unprogrammed parts up to 10%, by value, of the total products they purchase from QuickLogic every six months. Upon shipment of unprogrammed parts to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the gross profit, revenue less cost of revenue, on the balance sheet as “deferred income on shipments to distributors” until the inventory is resold by the distributor. Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors. Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable. Software revenues amount to less than 1% of total revenues.

Warranty costs

The Company warrants finished goods against defects in material and workmanship under normal use for 12 months. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss—as reported	$(4,719)	$(31,287)	$(26,478)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	145	330	400
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(5,702)	(6,195)	(8,104)
Less: Employee stock purchase compensation expense determined under fair value based method, net of tax	(356)	(396)	(518)
Net loss—pro forma	$(10,632)	$(37,548)	$(34,700)
Net loss per share:
Basic and diluted—as reported	$(0.20)	$(1.34)	$(1.24)
Basic and diluted—pro forma	$(0.44)	$(1.61)	$(1.62)

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

At December 31, 2003, the Company’s largest accounts receivable balances were associated with four of QuickLogic’s worldwide distributors. These distributors accounted for the following percentages of accounts receivable as of the periods presented:

	December 31,
	2003	2002
Distributor “A”	26%	7%
Distributor “B”	15%	14%
Distributor “C”	6%	18%
Distributor “D”	4%	10%

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

feasibility and general availability has been short, and as a result the costs incurred during this period have been insignificant and expensed as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on ordinary shares of Tower Semiconductor Ltd. (“Tower”) available for sale (see Note 8).

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 for any variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material affect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF No. 00-21”), “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services,

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, “Accounting Changes.”  The adoption of EITF 00-21 did not have a material affect on the Company’s results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

NOTE 3—NET LOSS PER SHARE

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

	Years Ended December 31,
	2003			2002			2001
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(4,719)	24,110	$(0.20)	$(31,287)	23,291	$(1.34)	$(26,478)	21,405	$(1.24)
Effect of stock options	—	—	—	—	—	—	—	—	—
Diluted	$(4,719)	24,110	$(0.20)	$(31,287)	23,291	$(1.34)	$(26,478)	21,405	$(1.24)

For the years ended December 31, 2003, 2002, and 2001, there were 1,457,000, 569,000 and 804,000, respectively, potential common shares that were not included in the calculation of diluted net loss per share as they were considered anitdilutive due to the net loss the Company experienced in these years.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BALANCE SHEET COMPONENTS

	December 31,
	2003	2002
	(in thousands)
Inventory:
Raw materials	$848	$705
Work-in-process	3,829	6,166
Finished goods	578	1,005
	$5,255	$7,876
Other current assets
Prepaid expenses	$1,429	$2,026
Employee receivables	232	211
Other	66	44
	$1,727	$2,281
Property and equipment:
Equipment	$12,802	$13,296
Software	10,509	10,522
Furniture and fixtures	896	922
Leasehold improvements	861	876
	$25,068	$25,616
Accumulated depreciation	(15,998)	(13,649)
	$9,070	$11,967
Other assets:
Licensed intellectual property	$1,490	$1,687
Deferred compensation plan assets	—	555
Prepaid wafer credits	4,698	4,713
Other	59	174
	$6,247	$7,129
Accrued liabilities:
Accrued employee compensation	$1,629	$1,357
Other	311	483
	$1,940	$1,840

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM OBLIGATIONS

	December 31,
	2003	2002
	(in thousands)
Notes payable to bank	$6,332	$9,002
Notes payable	380	555
Deferred compensation	—	705
Deferred royalty income	942	750
Capital leases	—	45
Other	41	48
	7,695	11,105
Current portion of long-term obligations	(4,972)	(9,650)
	$2,723	$1,455

Notes Payable to Bank

In June 2003, the Company signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that was available to be drawn against through December 2003. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million. Advances under the equipment line of credit must be repaid in either 30 or 36 equal installments, depending upon the nature of the items financed. Terms of the various advances under the amended agreement are as follows (in thousands):

	Original Balance	Balance at December 31, 2003	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$2,900	$200	Prime + 1%	June 28, 2004
Non-formula advances	n/a	—	4,900	Prime + 2%	June 28, 2004
Equipment Line of Credit:
Term loan A	$850	496	n/a	Prime + 0.75%	September 1, 2005
Term loan B	1,095	547	n/a	Prime + 0.75%	March 1, 2005
Term loan C	303	202	n/a	Prime + 0.75%	December 31, 2005
Term loan D	84	51	n/a	Prime + 0.75%	June 1, 2005
Term loan E	893	893	n/a	Prime + 2%	December 1, 2006
Term loan F	1,243	1,243	n/a	Prime + 2%	June 1, 2006
Total		$6,332

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the amended agreement. Under the terms and definitions of the amended agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The amended agreement also has certain restrictions on other indebtedness, the maintenance of

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM OBLIGATIONS (Continued)

depository accounts, and the payment of dividends. The Company is in compliance with the amended agreement’s covenants as of December 31, 2003.

At December 31, 2003, the prime rate under the credit facility was 4.25%. As of December 31, 2003, $1.8 million of amounts outstanding under the equipment line of credit were classified as long-term obligations. As of December 31, 2002, the amounts outstanding under the equipment line of credit were classified as short-term since the Company was not in compliance with certain covenants of its loan agreement. In June 2003 the Company amended and restated the loan agreement, and has been in compliance with the covenants of the amended agreement.

Notes Payable

In November 2003, the Company signed a $488,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.0% per annum. Terms of the agreement required the Company to repay the principal and interest in monthly installments of $55,000 through August 2004. As of December 31, 2003, the Company had $380,000 outstanding under this agreement, all of which was classified as short-term.

In November 2002, the Company signed a $949,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.7%. At December 31, 2002, the Company had $555,000 outstanding under this agreement, all of which was classified as short-term. The total outstanding amount was paid in accordance with the agreement during 2003.

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

Deferred Royalty Income

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as long-term obligations and will be recognized as income when Aeroflex UTMC sells products

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM OBLIGATIONS (Continued)

incorporating the licensed technology. As of December 31, 2003 and 2002, the Company had recorded $942,000 and $750,000, respectively, of deferred royalty income under this agreement. As of December 31, 2003, no royalty income had been earned under the agreement.

NOTE 6—INCOME TAXES

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in each of the last three years, the Company has provided a full valuation allowance against the deferred tax assets. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company’s products. Accordingly, no provision for income taxes was recorded for the years ended December 31, 2003, 2002 and 2001. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $73.3 million and $20.4 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and 2004 for state purposes.

A rate reconciliation between income tax provisions at the US federal statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

	Years Ended December 31,
	2003	2002	2001
Provision at statutory rate	34%	34%	34%
Future benefit of deferred tax assets not recognized	(34)	(34)	(34)
	0%	0%	0%

The Company did not have any significant foreign tax liability during the periods presented.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INCOME TAXES (Continued)

Deferred tax balances are comprised of the following:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$26,829	$24,993
Accruals and reserves	5,360	4,394
Unrealized loss on marketable securities	—	4,353
Credit carryforward	5,685	4,893
Depreciation and amortization	3,149	3,019
Capitalized research and development	—	—
	41,023	41,652
Valuation allowances	(41,023)	(41,652)
Deferred tax asset	$—	$—

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can carried forward may be impaired in certain circumstances. Events which may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over the three-year period. Since inception, the Company believes cumulative changes in ownership have triggered the loss carryforward deduction limitation under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of the losses.

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

The Company was originally incorporated in California in April 1988 and reincorporated in Delaware in October 1999. The board of directors also approved a recapitalization that authorized 100 million shares of common stock and ten million shares of undesignated preferred stock. The Board of Directors has the authority to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock, without any further vote or action by the Company’s stockholders.

The Company completed an initial public offering of its common stock on October 15, 1999. At the completion of the offering, all of the Company’s preferred stock then outstanding, totaling 9,912,000 shares, was converted into Company common stock on a 1-for-1 basis. QuickLogic sold a total of 3,770,635 common shares at $10.00 per share. In addition, a selling stockholder sold 3,896,415 shares of common stock in the Company’s initial public offering at an initial price to the public of $10.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses, were $33.9 million.

The Company completed a secondary public offering of its common stock on April 12, 2000. QuickLogic sold a total of 1,629,269 common shares at $23.50 per share. Proceeds, net of underwriting discounts and commissions and related offering expenses, were $35.5 million.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCKHOLDERS’ EQUITY (Continued)

Employee Stock Option Plans

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of common stock. Options could be granted to employees, directors and consultants of the Company. Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period. However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant. In September 1999, the Company adopted the 1999 Stock Plan and all subsequent stock option grants are made under this later plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of December 31, 2003, approximately 11 million shares were reserved for issuance under the 1999 Plan. In addition, each January, an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the years ended December 31, 2003, 2002 and 2001:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(In thousands)	(In thousands)
Balance at December 31, 2000	4,225	5,132	$9.87
Authorized	998	—	—
Granted	(2,878)	2,878	4.82
Canceled	1,253	(1,253)	9.03
Exercised	—	(100)	3.21
Balance at December 31, 2001	3,598	6,657	7.95
Authorized	1,159	—	—
Granted	(3,917)	3,917	2.69
Canceled	1,365	(1,365)	7.56
Exercised	—	(158)	2.23
Balance at December 31, 2002	2,205	9,051	5.83
Authorized	1,188	—	—
Granted	(515)	515	4.01
Canceled	949	(949)	6.74
Exercised	—	(392)	3.26
Balance at December 31, 2003	3,827	8,225	$5.73

As of December 31, 2003, options to purchase 4,472,748 shares were vested. Options to purchase 3,523,800 and 2,407,081 shares were vested as of December 31, 2002 and 2001, respectively.

Related weighted average exercise price and contractual life information at December 31, 2003 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.60-$2.12	2,320	7.54	$1.60	842	$1.25
2.42- 4.50	2,455	6.91	3.77	1,140	3.94
4.60- 9.94	2,335	7.34	6.10	1,525	6.32
13.62-34.56	1,115	6.10	17.89	966	17.49
	8,225	7.10	$5.73	4,473	$7.17

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during 2003, 2002 and 2001 was $2.42, $1.69 and $2.96 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model,

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCKHOLDERS’ EQUITY (Continued)

as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, and these assumptions differ significantly from the characteristics of QuickLogic stock option grants.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Years Ended December 31,
	2003	2002	2001
Expected life (years)	5.3	5.3	5.3
Risk-free interest rate	3.15%	3.68%	5.90%
Volatility	69%	72%	67%
Dividend yield	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of December 31, 2003, approximately 3.9 million shares were reserved for issuance under the ESPP. In addition, each August, an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under ESPP:

	Years Ended December 31,
	2003	2002	2001
Expected life	6 months	6 months	6 months
Risk-free interest rate	1.17%	2.61%	5.15%
Volatility	45%	63%	67%
Dividend yield	—	—	—

The estimated fair value of rights issued pursuant to the Company’s ESPP in 2003, 2002, 2001 was $0.59, $1.45 and $2.23 per right, respectively.

The Company applies APB No. 25 accounting to its stock-based compensation plans. Compensation expense is recorded for awards of shares over the period earned. Compensation expense of $145,000, $330,000 and $400,000 was recorded in 2003, 2002 and 2001, respectively. All of the compensation expense recorded in these years related to options issued at lower than fair value on the grant date. See deferred stock compensation below.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCKHOLDERS’ EQUITY (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123. If QuickLogic had elected to recognize compensation expense under SFAS No. 123, net income in 2003, 2002 and 2001 would have decreased by $5.9 million, $6.3 million and $8.2 million, respectively.

Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. This stock compensation was amortized ratably over the four-year vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the years ended December 31, 2003, 2002 and 2001, deferred stock compensation amortization was $145,000, $330,000 and $400,000, respectively. At December 31, 2003, no deferred stock compensation was included in stockholders’ equity on the balance sheet as all of these options had fully vested or been cancelled as of that date.

Rights Plan

In November 2001, the QuickLogic Board of Directors adopted a Rights Agreement which provides for a dividend of one Preferred Stock Purchase Right for each share of common stock to stockholders of record on December 12, 2001. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of common stock, which is not approved by the Company’s Board of Directors. QuickLogic is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

NOTE 8—INVESTMENT IN TOWER SEMICONDUCTOR LTD.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower. Under the Agreement, as amended, the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron and below, using advanced CMOS technology acquired from Toshiba. The Company has invested $21.3 million and does not expect to make additional investments under these agreements. In return for the investment, the Company received equity, prepaid wafer credits and committed production capacity in Tower’s advanced fabrication facility.

On May 28, 2002, the Company entered into an amendment to the Agreement, which changed the allocation of the investment between Tower Ordinary Shares and wafer credits and released the Company from its lockup on 700,000 Tower Ordinary Shares. The Company classifies these released shares as available for sale.

During 2001 and 2002 the Company invested a total of $21.3 million in Tower under the terms of the Agreement, as amended. In partial consideration for the investment, the Company received 1,757,368

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INVESTMENT IN TOWER SEMICONDUCTOR LTD. (Continued)

Tower Ordinary Shares with an original cost of $16.6 million. The Company wrote down the Tower shares due to an “other than temporary” decline in their market value by $3.8 million and $6.8 million in 2002 and 2001, respectively. The Company also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits are recorded in other assets on the balance sheets and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the year ended December 31, 2003, the Company sold 412,825 of the Tower Ordinary Shares available for sale for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations. As of December 31, 2003, the Company held 1,057,368 restricted Tower Ordinary Shares valued at $3.40 per share. The Company also held 287,175 Tower Ordinary Shares that were available for sale valued at $7.32 per share, the market value of the shares on the last day of the Company’s fiscal year. As of December 31, 2003, the Company has recorded accumulated other comprehensive income on the balance sheet in the amount of $1.1 million, which represents an unrealized gain on the 287,175 shares that are available for sale.

Under the terms of the Agreement, the lockup period on the 1,057,368 restricted shares expires in the first quarter of 2004, and these shares would then be classified as available for sale. In 2004 the Company agreed to a six-month lockup on all of the ordinary shares it holds. This lockup expires in July 2004. In addition, the Company is required to hold 450,000 Tower shares in order to receive competitive product pricing.

NOTE 9—V3 SEMICONDUCTOR ACQUISITION

On August 1, 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of ASSPs. This acquisition has accelerated the Company’s ESP strategy by strengthening its ability to develop and market system-level products for the communications and networking markets. The results of V3 have been included in the Company’s operating results from the date of acquisition. Details of the purchase are as follows (in thousands):

Shares issued	2,522
Value of shares issued	$13,089
Direct acquisition cost	567
Total purchase price	$13,656

The purchase price was allocated as follows (in thousands):

Fixed assets	$1,170
Inventory	1,281
Assumed liabilities	(223)
Goodwill	11,428
Total purchase price	$13,656

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—V3 SEMICONDUCTOR ACQUISITION (Continued)

The Company did not identify any intangible assets associated with the purchase, and accordingly allocated the entire purchase price in excess of book value of net assets acquired to goodwill.

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended December 31, 2001, as if the acquisition had taken place as of the beginning of the period. This pro forma result has been prepared for comparative purposes only, does not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands, except per share data):

Unaudited Year Ended December 31, 2001
Net revenue	$33,536
Net loss	(29,155)
Net loss per share:
Basic	$(1.27)
Diluted	$(1.27)
Weighted average shares:
Basic	22,970
Diluted	22,970

During 2002, after performing an impairment test in accordance with SFAS No. 142, the Company wrote off the carrying amount of goodwill and recorded a non-cash charge of $11.4 million (See Note 2).

NOTE 10—RELATED PARTY TRANSACTIONS

Notes Receivable from Officer

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $176,000 and $168,000 at December 31, 2003 and 2002, respectively.

NOTE 11—RESTRUCTURING CHARGES

In October 2001, the Company reduced its worldwide headcount by 44 employees and instituted a salary reduction plan. The Company incurred a restructuring charge of $619,000 that included a $350,000 write-off of intellectual property associated with a cancelled product and $269,000 in severance and other related expenses.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—RESTRUCTURING CHARGES (Continued)

In November 2002, the Company reduced its worldwide headcount by 55 employees and closed offices in La Palma, California and Richardson, Texas. In connection with this decision, the Company recognized a $783,000 restructuring charge. Restructuring activity through December 31, 2003 was (in thousands):

	2002 Provision	2002 Cash Payments	Balance at December 31, 2002	2003 Cash Payments	Balance at December 31, 2003
Employee severance	$669	$(530)	$139	$(139)	$—
Lease termination	114	(8)	106	(106)	—
Total	$783	$(538)	$245	$(245)	$—

NOTE 12—INFORMATION CONCERNING BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Information About Geographic Areas

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. The following is a breakdown of revenue by shipment destination:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue by country:
United States	$18,448	$15,736	$17,238
Europe	6,952	6,640	7,616
China	6,686	2,043	620
Japan	5,895	4,042	3,273
Rest of North America	2,091	2,000	1,562
Rest of Asia Pacific	1,897	2,120	1,997
Total revenue	$41,969	$32,581	$32,306

Three distributors of the Company’s products accounted for approximately 19%, 17% and 11% of revenues in 2003; two distributors of the Company’s products accounted for approximately 19% and 12% of revenues in 2002; two distributors of the Company’s products accounted for approximately 22% and 10% of revenues in 2001. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 14%, 3% and zero percent of revenues in 2003, 2002 and 2001, respectively.

As of December 31, 2003, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, was located outside the United States.

NOTE 13—COMMITMENTS

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of December 31, 2003 and December 31, 2002, the Company had $8.5 million and $0.6 million, respectively, of outstanding commitments for the purchase of wafers.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS (Continued)

The Company leases its primary facility under a noncancelable operating lease that expires in 2009, and includes an option to renew. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the years ended December 31, 2003, 2002 and 2001 was approximately $915,000, $1,024,000, and $767,000, respectively.

Assets acquired under capital leases and included in plant and equipment were $324,000 at December 31, 2003 and 2002. The Company recorded accumulated depreciation on leased assets of $324,000 and $293,000 as of December 31, 2003 and 2002, respectively. As of December 31, 2003, the capital lease obligation was fully paid and the related assets were fully depreciated.

Future minimum lease commitments, excluding property taxes and insurance, are as follows:

Operating Leases
(In thousands)
Year Ending December 31,
2004	$663
2005	521
2006	547
2007	574
2008	589
2009 and thereafter	151
$3,045

NOTE 14—LITIGATION

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. This lawsuit is now captioned In re QuickLogic Corp. Initial Public Offering Sec. Litig., Case No. 01-cv-9503. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants in these cases filed an omnibus motion to dismiss on common pleading issues. In October 2002, QuickLogic’s officers and directors were voluntarily dismissed without prejudice. On February 19, 2003, the court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including QuickLogic. The court’s order did not dismiss any claims against QuickLogic. As a result, discovery may proceed.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—LITIGATION (Continued)

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by us in June 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

Not applicable.

Item 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2004 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the backgrounds of our directors and officers is contained herein under Item 1, “Executive Officers and Directors.”

Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled “Board Meetings, Committees and Corporate Governance” in the Proxy Statement.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Executive Compensation” and “Change in Control Agreements” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers LLP During Fiscal 2003” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           1.   Financial Statements

Reference is made to page 41 for a list of all financial statements and schedules filed as a part of this report.

2.   Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2003	$740	371	—	(11)	$1,100
Year ended December 31, 2002	$393	429	—	(82)	$740
Year ended December 31, 2001	$294	148	—	(49)	$393

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.   Exhibits

The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)          Reports on Form 8-K

We filed a Form 8-K on October 22, 2003, furnishing under “Item 12. Disclosure of Results of Operations and Financial Condition” a press release we issued on that date to report our financial results for the quarter ended September 30, 2003.

(c)           Exhibits

The following exhibits are filed with or incorporated by reference into this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	1989 Stock Option Plan.
10.5(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.

10.6(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.7(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.9(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.10(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.11(1,8)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.
10.15(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.16(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.17(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.18(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.19(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.20(6,11)	Form of Change of Control Severance Agreement.
10.22(7)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.23(9,11)	Ronald D. Zimmerman Promissory Note dated July 13, 2000, as amended.
10.24(10)	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and registrant dated June 20, 2003.
21.1(6)	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See page 74).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(9)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2003 (Commission File No. 000-22671).

(10)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-22671).

(11)   This exhibit is a management contract or compensatory plan or arrangement.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ninth day of March 2004.

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

Signature	Title	Date
/s/ E. Thomas Hart	Chairman, President and Chief Executive Officer	March 9, 2004
E. Thomas Hart	(Principal Executive Officer)
/s/ Carl M. Mills	Vice President, Finance, Chief Financial Officer and	March 9, 2004
Carl M. Mills	Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ Donald P. Beadle	Director	March 9, 2004
Donald P. Beadle
/s/ Michael J. Callahan	Director	March 9, 2004
Michael J. Callahan
/s/ Hua-Thye Chua	Director	March 9, 2004
Hua-Thye Chua
/s/ Alan Lefkof	Director	March 9, 2004
Alan Lefkof
/s/ Henry Montgomery	Director	March 9, 2004
Henry Montgomery
/s/ Gary H. Tauss	Director	March 9, 2004
Gary H. Tauss

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In thousands)
Statement of Operations
Revenue	$10,794	$11,171	$10,603	$9,401	$8,425	$8,315	$8,360	$7,481
Cost of revenue	6,028	5,416	5,040	4,537	4,381	6,226	4,598	4,367
Gross profit	4,766	5,755	5,563	4,864	4,044	2,089	3,762	3,114
Operating expenses:
Research and development	3,040	2,712	2,420	2,328	2,480	3,965	3,391	3,277
Selling, general and administrative	4,021	3,771	3,842	4,135	3,822	4,030	3,764	3,633
Goodwill impairment	—	—	—	—	11,428	—	—	—
Restructuring costs	—	—	—	—	783	—	—	—
Loss from operations	(2,295)	(728)	(699)	(1,599)	(14,469)	(5,906)	(3,393)	(3,796)
Write-down of marketable securities	—	—	—	—	(3,816)	—	—	—
Gain on sale of investment in Tower Semiconductor Ltd.	—	23	696	—	—	—	—	—
Interest income and other, net	(57)	(4)	(21)	(35)	(129)	(117)	248	91
Net loss	$(2,352)	$(709)	$(24)	$(1,634)	$(18,414)	$(6,023)	$(3,145)	$(3,705)
Net loss per share:
Basic	$(0.10)	$(0.03)	$—	$(0.07)	$(0.78)	$(0.26)	$(0.13)	$(0.16)
Diluted	$(0.10)	$(0.03)	$—	$(0.07)	$(0.78)	$(0.26)	$(0.13)	$(0.16)

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In thousands)
Consolidated Statement of Comprehensive Income (Loss)
Net loss	$(2,352)	$(709)	$(24)	$(1,634)	$(18,414)	$(6,023)	$(3,145)	$(3,705)
Other comprehensive gain (loss), net of tax:	—	(20)	256	—	—	—	—	—
Net unrealized gain (loss) on investments	916	(227)	649	(448)	1,218	(1,337)	119	—
Total comprehensive income (loss)	$(1,436)	$(956)	$881	$(2,082)	$(17,196)	$(7,360)	$(3,026)	$(3,705)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1999 Stock Plan and form of Option Agreement thereunder.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	1989 Stock Option Plan.
10.5(1)	Termination Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.6(1)	Cross License Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.7(1)	Wafer Fabrication Agreement dated March 29, 1997 between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	Sixth Amended and Restated Shareholder Agreement dated March 29, 1997 by and among the Registrant, Cypress Semiconductor Corporation and certain stockholders.
10.9(1)	Sixth Amended and Restated Registration Rights Agreement dated March 29, 1997 by and among the Registrant, Cypress and certain stockholders.
10.10(1)	Technical Transfer, Joint Development License and Foundry Supply Agreement, dated October 2, 1992, between the Registrant and Cypress.
10.11(1,8)	Lease dated June 17, 1995, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.
10.15(1)	First Amended and Restated Common Stock Purchase Agreement dated June 13, 1997 between the Registrant and Cypress.
10.16(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.17(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.18(2,5)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.19(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.20(6,11)	Form of Change of Control Severance Agreement.

10.22(7)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.23(9,11)	Ronald D. Zimmerman Promissory Note dated July 13, 2000, as amended.
10.24(10)	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and registrant dated June 20, 2003.
21.1(6)	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See page 74).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(9)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 20, 2003 (Commission File No. 000-22671).

(10)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12,2003 (Commission File No. 000-22671).

(11)   This exhibit is a management contract or compensatory plan or arrangement.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.