Form 10-Q
period 2004-03-31
QUICKLOGIC CORPORATION
filed 2004-05-06
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA 94089
(Address of principal executive offices, including Zip Code)

(408) 990-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 26, 2004, 24,887,632 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 31, 2004

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Revenue	$10,368	$9,401
Cost of revenue	4,555	4,537
Gross profit	5,813	4,864
Operating expenses:
Research and development	3,248	2,328
Selling, general and administrative	3,909	4,135
Loss from operations	(1,344)	(1,599)
Interest expense	(68)	(61)
Interest income and other, net	44	26

Net loss	$(1,368)	$(1,634)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)
Weighted average shares:
Basic and diluted	24,846	23,745

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$25,071	$26,443
Short term investment in Tower Semiconductor Ltd.	6,244	—
Accounts receivable, net of allowances for doubtful accounts of $1,100 and $1,100	4,427	3,924
Inventory	6,008	5,255
Other current assets	1,522	1,727
Total current assets	43,272	37,349
Property and equipment, net	9,592	9,070
Investment in Tower Semiconductor Ltd.	3,141	5,697
Other assets	6,211	6,247

TOTAL ASSETS	$62,216	$58,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,624	$3,555
Accrued liabilities	1,979	1,940
Deferred income on shipments to distributors	1,739	1,305
Current portion of long-term obligations	5,625	4,972
Total current liabilities	12,967	11,772
Long-term obligations	2,955	2,723
Total liabilities	15,922	14,495

Commitments and contingencies (see notes 11 and 12)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 24,888 and 24,830 shares issued and outstanding, respectively	25	25
Additional paid-in capital	153,688	153,582
Accumulated other comprehensive income	4,814	1,126
Accumulated deficit	(112,233)	(110,865)
Total stockholders’ equity	46,294	43,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,216	$58,363

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,368)	$(1,634)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,163	975
Write-off of long-lived assets	—	251
Loss on disposal of property and equipment	20	5
Amortization of deferred compensation	—	62
Utilization of wafer credits	52	—
Inventory write-down	130	—
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	(503)	240
Inventory	(883)	655
Other assets	381	991
Trade payables	69	547
Accrued liabilities, deferred income, and other obligations	573	(648)
Net cash provided by (used for) operating activities	(366)	1,444

Cash flows from investing activities:
Capital expenditures for property and equipment	(415)	(358)
Net cash used for investing activities	(415)	(358)

Cash flows from financing activities:
Payment of bank borrowings and other long-term obligations	(697)	(463)
Proceeds from issuance of common stock, net	106	—
Restricted cash	—	214
Net cash used for financing activities	(591)	(249)

Net increase (decrease) in cash and cash equivalents	(1,372)	837
Cash and cash equivalents at beginning of period	26,443	13,001
Cash and cash equivalents at end of period	$25,071	$13,838

Supplemental schedule of non-cash activities:
Capital lease obligation for purchase of capital expenditures and related maintenance	$1,482	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2004	2003

Net loss	$(1,368)	$(1,634)
Other comprehensive gain (loss), net of tax:
Net unrealized gain (loss) on investments	3,688	(448)
Total comprehensive income (loss)	$2,320	$(2,082)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation, founded in 1988, operates in a single industry segment where it designs and sells field programmable gate arrays (“FPGAs”), embedded standard products (“ESPs”) and associated design software and programming hardware.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. While management believes that the disclosures are adequate to make the financial information not misleading, it is suggested that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current three-month period ended Sunday, March 28, 2004.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund anticipated operating losses, purchases of capital equipment, and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the market acceptance and revenue levels of new and existing products, the level of product development efforts, wafer purchase commitments and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic (India) Private Limited, and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could vary from those estimates, particularly in relation to sales returns and allowance, and product obsolescence.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.  Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on ordinary shares of Tower Semiconductor Ltd. (“Tower”) classified as available for sale (see Note 4).

Stock-Based Compensation

The Company has elected to measure employees’ stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation to non-employees is based on the fair value of the option, estimated using the Black-Scholes model on the date of grant and re-measured until vested.  The related stock-based compensation expense is recognized over the vesting period.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss - as reported	$(1,368)	$(1,634)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	—	62
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(1,294)	(1,345)

Net loss - pro forma	$(2,662)	$(2,917)

Net loss per share:
Basic and diluted - as reported	$(0.06)	$(0.07)
Basic and diluted - pro forma	$(0.11)	$(0.12)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars.  The Company conducts research and development activities in Canada and India and has sales and marketing activities in various counties outside the United States. Most of these costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were 23% and 20% of total operating expenses for the three months ended March 31, 2004 and 2003, respectively.  The Company incurred a majority of these foreign expenses in Canada.  The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents, investment in Tower, and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s Tower holdings resulted from a strategic investment made to acquire committed production capacity in an advanced fabrication facility.  The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, and Asia.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Warranty costs

The Company warrants finished goods for 12 months against defects in material and workmanship under normal use.  The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic’s products minimizes warranty costs.

New Accounting Pronouncements

During December 2003, the Securities and Exchange Commission released Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector developments in U.S. generally accepted accounting principles.  The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

Note 3—Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004			2003
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(1,368)	24,846	$(0.06)	$(1,634)	23,745	$(0.07)
Effect of stock options	—	—	—	—	—	—

Diluted	$(1,368)	24,846	$(0.06)	$(1,634)	23,745	$(0.07)

For the three months ended March 31, 2004 and 2003, 1,604,920 and 182,888, respectively, potential common shares were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these periods.  While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower. Under the Agreement, as amended, the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its entire investment requirements under the terms of the Agreement, as amended. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $3.8 million and $6.8 million in 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. The Company also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits are recorded in other assets on the balance sheet and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the second and third quarters of 2003, the Company sold a total of 412,825 of the Tower ordinary shares available for sale for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations.

Under the terms of the Agreement, as amended, the Company was restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004. In January 2004, the Company reclassified the shares from restricted to available for sale and began recording these shares at market value on the balance sheet in accordance with SFAS No. 115, with unrealized gains and losses recognized as other comprehensive income.

As of March 31, 2004, the Company held 1,344,543 Tower ordinary shares valued at $6.98 per share, the market value at the end of the reporting period. As a result of the reclassification of the restricted shares to available for sale and the change in the market value of the Tower shares, the Company recorded accumulated other comprehensive income of $4.8 million at March 31, 2004. The

Agreement, as amended, requires the Company to hold 450,000 Tower shares in order to receive competitive product pricing.  As a result of this requirement, the Company intends to hold 450,000 Tower shares and has recorded these shares as a long-term investment on the balance sheet. The remaining 894,543 shares are classified as a short-term investment on the balance sheet.  In conjunction with a Tower stock offering in January 2004, the Company agreed to a 180-day lockup of all the Tower ordinary shares that ends in July 2004.

Note 5—Balance Sheet Components

	March 31, 2004	December 31, 2003
	(in thousands)
Inventory:
Raw materials	$957	$848
Work-in-process	4,300	3,829
Finished goods	751	578
	$6,008	$5,255

Other current assets
Prepaid expenses	$1,287	$1,429
Employee receivables	197	232
Other	38	66
	$1,522	$1,727

Property and equipment:
Equipment	$13,168	$12,802
Software	11,728	10,509
Furniture and fixtures	896	896
Leasehold improvements	861	861
	$26,653	$25,068
Accumulated depreciation	(17,061)	(15,998)
	$9,592	$9,070

Other assets:
Prepaid wafer credits	$4,646	$4,698
Licensed intellectual property	$1,406	$1,490
Other	159	59
	$6,211	$6,247

Accrued liabilities:
Accrued employee compensation	$1,160	$1,629
Other	819	311
	$1,979	$1,940

Long-term obligations:
Notes payable to bank	$5,919	$6,332
Capital lease	1,306	—
Deferred royalty revenue	1,027	942
Notes payable	272	380
Other	56	41
	8,580	7,695
Current portion of long-term obligation	(5,625)	(4,972)
	$2,955	$2,723

Notes Payable to Bank

In June 2003, the Company signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  Terms of the amended agreement included an $8.0 million revolving line of credit available through June 2004 and a $4.5 million equipment financing line of credit that was available to be drawn against through December 2003.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  Advances under the equipment line of credit must be repaid in either 30 or 36 equal installments, depending upon the nature of the items financed. Terms of the various advances under the amended agreement are as follows (in thousands):

	Original Balance	Balance at March 31, 2004	Available Credit	Interest Rate	Maturity
Revolving Line of Credit:
Formula advances	n/a	$2,900	$1,484	Prime + 1%	June 28, 2004
Non-formula advances	n/a	—	3,616	Prime + 2%	June 28, 2004
Equipment Line of Credit:
Term loans	$2,332	1,082	n/a	Prime + 0.75%	through December 2005
Term loans	2,136	1,937	n/a	Prime + 2%	through December 2006
Total		$5,919

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the amended agreement. Under the terms and definitions of the amended agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The amended agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts, and the payment of dividends. The Company is in compliance with the covenants of the amended agreement as of March 31, 2004.

At March 31, 2004, the prime rate under the credit facility was 4.25%. As of March 31, 2004 and December 31, 2003, $1.4 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Notes Payable

In November 2003, the Company signed a $488,000 credit agreement with a financial institution to finance its insurance payments at an interest rate of 3.0%. Terms of the agreement require the Company to repay principal and interest in monthly installments of $55,000 through August 2004. As of March 31, 2004 and December 31, 2003, the Company had $272,000 and $380,000, respectively, outstanding under this agreement, all of which was classified as a short-term obligation.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0%.  The terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through 2005.  Accordingly, the Company recorded a capital asset for $1.2 million that will be depreciated over the term of the agreement, prepaid maintenance of $280,000 that will be amortized over the term of the agreement and a capital lease obligation of $1.5 million.  As of March 31, 2004, the outstanding balance under this agreement was $1.3 million, of which $560,000 was classified as a long-term obligation.

Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalty from Aeroflex UTMC. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex UTMC sells products incorporating the licensed technology. As of March 31, 2004 and December 31, 2003, the Company had recorded $1,027,000 and $942,000, respectively, of deferred royalty revenue under the agreement.  As of March 31, 2004, no royalty revenue had been earned under the agreement.

Note 6 – Deferred Stock Compensation

During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. Such deferred stock compensation was amortized ratably over the four-year vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the three months ended March 31, 2004 and 2003, deferred stock compensation amortization was zero and $62,000, respectively.  As of March 31, 2004 and December 31, 2003, no deferred stock compensation was included in stockholders’ equity on the balance sheet as all of these options had fully vested or been cancelled as of that date.

Note 7 – Employee Stock Option Plans

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of March 31, 2004, approximately 12 million shares were reserved for issuance under the 1999 plan.  In addition, each January, an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years.  Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter.  However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended March 31, 2004 and 2003 was $2.39 and $0.63 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of QuickLogic stock option grants.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended March 31,
	2004	2003

Expected life (years)	5.2	5.3
Risk-free interest rate	3.15%	2.86%
Volatility	73%	70%
Dividend yield	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of March 31, 2004, approximately 3.9 million shares were reserved for issuance under the ESPP.  In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods.  Each offering period includes four six-month purchase periods.  The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.  There were no purchases pursuant to the Company’s ESPP during the three months ended March 31, 2004 and 2003.

Stock-based compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.  Compensation expense is recorded for awards of shares over the period earned.  Compensation expense of zero and $62,000 was recorded in the three months ended March 31, 2004 and 2003, respectively.  All compensation expense recorded related to options issued at lower than fair value on the grant date (see Note 6).

The Company has adopted the disclosure-only provisions of SFAS No. 123.  If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three months ended March 31, 2004 and 2003 would have been $2.7 million and $2.9 million, respectively (see Note 2).

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

Note 8—Income Taxes

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the deferred tax assets.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company’s products.  Accordingly, no provision for income taxes was recorded for the three-month periods ended March 31, 2004 and 2003. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $73.3 million and $20.4 million, respectively.  These carryforwards, if not utilized to offset future taxable income and income taxes payable, will begin to expire in 2006 for federal purposes and 2004 for state purposes.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company’s tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Since inception, the Company believes cumulative changes in ownership may have triggered the loss carryforward deduction limitation under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of the losses.

Note 9—Related Party Transactions

Note Receivable from Officer

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bears simple interest at the rate of 5.00% per annum, and is payable upon demand by the Company. The total amount of principal and interest outstanding under the note was $178,000 and $176,000 at March 31, 2004 and December 31, 2003, respectively.

Note 10—Information Concerning Geographic Information and Major Customers

The following is a breakdown of revenue by shipment destination:

	March 31,
	2004	2003
	(in thousands)
Revenue by country:
United States	$4,960	$4,560
Japan	2,437	1,092
Europe	1,805	1,492
China	90	1,482
Rest of North America	715	317
Rest of Asia Pacific	361	458
Total Revenue	$10,368	$9,401

Three distributors of the Company’s products accounted for approximately 18%, 17%, and 16% of revenue in the three months ended March 31, 2004. Three distributors of the Company’s products accounted for approximately 15%, 15% and 10% of revenues in the three months ended March 31, 2003.  One Japanese systems manufacturer, purchasing our products through a distributor, accounted for 14% and 2% of revenue in the three months ended March 31, 2004 and 2003, respectively.  One Chinese systems manufacturer, purchasing our products through a distributor, accounted for zero and 13% of our revenue in the three months ended March 31, 2004 and 2003.

As of March 31, 2004, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 11—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 31, 2004 and December 31, 2003, the Company had $7.0 million and $8.5 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2009, with an option to renew. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended March 31, 2004 and 2003 was approximately $230,000 and $229,000, respectively.

Note 12—Litigation

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

A proposal to settle the claims against all of the issuers and individual defendants in the coordinated litigation was conditionally accepted by QuickLogic in June 2003. The completion of the settlement is subject to a number of conditions, including Court approval. Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2003, found in our Annual Report on Form 10-K filed March 9, 2004.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers or for new products, (2) our relationship with Tower Semiconductor Ltd. (“Tower”) and the manufacture of products at Tower, (3) the commercial success of our new products, and (4) the liquidity required to support our future operating and capital requirements.  Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  Furthermore, past performance in operations and share price is not necessarily indicative of future performance.  QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design and sell field programmable gate arrays, embedded standard products, associated design software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. We currently have three FPGA product families: pASIC1, pASIC2 and pASIC3. Our newer product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our ESP product families include QuickRAM, QuickPCI and V3 products.  Our Advanced ESP product families include QuickMIPS, Eclipse, Eclipse II and certain QuickPCI products. We also license our QuickWorks and QuickTools design software and sell our programming hardware and include these sales as Advanced ESP revenue.

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

In December 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements with Tower. Under the terms of the amended agreement, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our entire investment requirements under the terms of the amended agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $3.8 million and $6.8 million in 2002 and 2001, respectively.  We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the second and third quarters of 2003, we sold a total of 412,825 of the Tower ordinary shares available for sale for proceeds of approximately $2.1 million and recognized a gain of $719,000.

Under the terms of the amended agreement, we were restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004. In January 2004, we reclassified these shares from restricted to available for sale and began recording these shares at market value on the balance sheet.

As of March 31, 2004, we held 1,344,543 Tower ordinary shares valued at $6.98 per share, their market value at the end of our reporting period. As a result of the expiration of the restriction on the sale of shares and the change in the market value of the Tower shares, we recorded accumulated other comprehensive income on the balance sheet of $4.8 million at March 31, 2004. The amended agreement requires us to hold 450,000 Tower shares in order to receive competitive product pricing.  As a result of this requirement, we intend to hold 450,000 Tower shares and have classified these shares as a long-term investment. The remaining 894,543 shares are recorded as a short-term investment on the balance sheet.  In conjunction with a Tower stock offering in January 2004, we agreed to a 180-day lockup of all the Tower ordinary shares that ends in July 2004.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We sell the majority of our products through distributors who have contractual rights to earn a negotiated margin on the sale of our products. We refer to these distributors as point-of-sale distributors. We defer recognition of revenue for sales of unprogrammed products to these point-of-sale distributors until after they have sold these products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to these point-of-sale distributors. Approximately 67% of the units sold to our point-of-sale distributors are programmed by us and are not returnable by these point-of-sale distributors. We also sell products directly to systems manufacturers and recognize revenue at the time of shipment. The percentage of sales derived through distributors was 71% and 65% in the three months ended March 31, 2004 and 2003, respectively.

Three distributors of the Company’s products accounted for 18%, 17% and 16% of revenues in the three months ended March 31, 2004. Three distributors accounted for approximately 15%, 15% and 10% of revenues in the three months ended March 31, 2003. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for zero and 13% of revenues in the three months ended March 31, 2004 and 2003, respectively.  One Japanese systems manufacturer, purchasing our products through a distributor, accounted for 14% and 2% of revenues in the three months ended March 31, 2004 and 2003, respectively. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales and that individual distributors could account for a larger portion of our revenue.

Our international sales were 52% and 51% of revenues in the three months ended March 31, 2004 and 2003, respectively. Revenue from sales to international customers may continue to represent a significant and growing portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing, or TSMC, Cypress Semiconductor Corporation, Tower and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and Advanced Semiconductor Engineering, or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a wafer start forecast on a regular basis. We are committed, under the terms of our agreements with them, to take delivery of and pay for a portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on internal forecasts of customer demand. In the future, if the total volume or product mix of our internal forecasts is inaccurate, we may not be able to meet customer demand, we may be required to purchase excess wafers from our wafer suppliers or we could have excess inventory.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2004	2003

Revenue	100.0%	100.0%
Cost of revenue	43.9%	48.3%
Gross profit	56.1%	51.7%
Research and development	31.3%	24.8%
Selling, general and administrative	37.7%	43.9%
Loss from operations	(12.9)%	(17.0)%
Interest expense	(0.7)%	(0.7)%
Interest income and other, net	0.4%	0.3%
Net loss	(13.2)%	(17.4)%

Three months Ended March 31, 2004 and March 31, 2003

Revenue.  Our revenue for the first quarter of 2004 was $10.4 million, an increase of 10% compared to revenue of $9.4 million in the first quarter of 2003. This increase in revenue resulted primarily from a $1.7 million, or 375%, increase in sales of our Advanced ESP products primarily due to sales of Eclipse products to a Japanese systems manufacturer, our largest customer in the first quarter of 2004, and an increase of $240,000 in sales of our mature products.  These increases were partially offset by a decline in our ESP revenue of $930,000 primarily due to a decrease in sales of our QuickRAM products to a Chinese systems manufacturer, our largest customer in the first quarter of 2003.

Our first quarter revenue was 4% lower sequentially, decreasing to $10.4 million from $10.8 million in the fourth quarter of 2003.  This decrease resulted from a $1.1 million decrease in sales of our ESP products primarily due to a decline in QuickRAM and QuickPCI products sales. This decrease was partially offset by a $680,000 increase in sales of our Advanced ESP products primarily due to sales of Eclipse products to a Japanese systems manufacturer.  First quarter 2004 mature product revenues were similar to the fourth quarter of 2003.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities. Our industry is characterized by intense price competition and by lower prices as order volumes increase.  While winning large volume sales opportunities will increase our average volume, we believe these opportunities may decrease our average selling price.

Gross Profit. Gross profit was $5.8 million and $4.9 million in the three months ended March 31, 2004 and 2003, respectively, which was 56% and 52% of revenue for those periods. The  $950,000 improvement in gross profit was primarily due to sales of products with a higher gross margin and lower overall product costs totaling approximately $800,000 and higher revenue quantities contributed approximately $600,000. These improvements were partially offset by $310,000 lower benefit from the sale of previously reserved inventory and a $130,000 increase in the cost of yield variances due to new production runs at Tower.

Research and Development Expense. Research and development expense was $3.2 million and $2.3 million in the three months ended March 31, 2004 and 2003, respectively, which was 31% and 25% of revenue for those periods. The increase of approximately $920,000 was primarily due to an increase of $610,000 in engineering preproduction material and mask expenses, an increase of $150,000 for the testing and qualification of new products and an increase of $80,000 in salary related costs.

Selling, General and Administrative Expense. Selling, general and administrative expense was $3.9 million and $4.1 million for the three months ended March 31, 2004 and 2003, respectively, which was 38% and 44% of revenue for those periods. The $230,000 decrease in SG&A expense was primarily the result of $330,000 of bad debt expense in the first quarter of 2003 that was not incurred in the first quarter of 2004, a decrease in depreciation expense of $90,000, and a decrease in sales commissions of $90,000 due to lower commissionable international sales.  This was partially offset by an increase of $270,000 in consulting costs related to information technology upgrades and regulatory compliance matters.

Interest Expense.  Interest expense was $68,000 for the three months ended March 31, 2004 compared to $61,000 for the three months ended March 31, 2003.  This increase was primarily due to the amortization of loan fees associated with the amendment of our credit facility with Silicon Valley Bank in June 2003.

Interest and Other Income, Net.  Interest and other income, net was $44,000 of income for the three months ended March 31, 2004 compared to $26,000 of income for the three months ended March 31, 2003. This improvement in interest and other income, net is due to lower international income taxes and foreign exchange gains offset by higher losses on the disposition of assets.  We did not have significant foreign tax liability during the periods presented.

Deferred Stock Compensation.  Deferred stock compensation recorded in years prior to 2000 was amortized ratably over the vesting period of the options. During the three months ended March 31, 2004 and 2003, deferred stock compensation amortization was zero and $62,000, respectively.

Provision for Income Taxes.  No provision for income taxes was recorded for the three months ended March 31, 2004 or 2003 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include the Company’s history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At March 31, 2004, our principal sources of liquidity consisted of our cash and cash equivalents of $25.1 million, available credit under our agreement with Silicon Valley Bank of approximately $5.1 million, and our short-term investment in Tower with a market value of approximately $6.2 million. We also have 450,000 Tower shares with a market value of $3.1 million that are classified as a long-term investment  since we are required to hold at least this number of shares to obtain competitive wafer pricing from Tower.  We have agreed not to sell any Tower shares before July 2004.

At March 31, 2004, our interest-bearing debt consisted of $5.9 million outstanding from Silicon Valley Bank, $1.3 million outstanding under a capital lease, and $272,000 outstanding from other sources.  At March 31, 2004, our accumulated deficit was $112.2 million.  Capital expenditures, which are largely driven by the development and initial manufacturing of new products, could be up to $4.0 million in the next 12 months.

In June 2003, we signed an Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include an $8.0 million revolving line of credit available through June 28, 2004 and a $4.5 million equipment financing line of credit that was available to be drawn against through December 2003. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $5.0 million.  At March 31, 2003 under the revolving line of credit, we had borrowed $2.9 million and had available formula and non-formula advances of $1.5 million and $3.6 million, respectively. At March 31, 2004, we had an outstanding balance of $3.0 million on our equipment line of credit and our ability to make further draws under the equipment line of credit had expired. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms and definitions of the agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions on other indebtedness, the maintenance of depository and investment accounts and the payment of dividends.  We have begun discussions with the bank to renew our credit facility which expires on June 28, 2004.  If we do not renew this credit facility, we will be required to repay the outstanding balance of the revolving line of credit on or before the expiration date.

As of March 31, 2004, we also had $272,000 outstanding under an insurance financing agreement and $1.3 million outstanding under capital lease obligations. The insurance financing agreement bears interest at the rate of 3.0% and is being repaid in monthly amounts of $55,000 through August 2004. The capital lease obligation bears interest at 6.0% and is being repaid in quarterly amounts of $196,000 through October 2005.

Our Condensed Unaudited Consolidated Statements of Cash Flows reflect the changes in our unrestricted cash and cash equivalents.

Net cash from operating activities

Net cash used by operating activities was $366,000 in the first quarter of 2004.  The cash used resulted primarily from the net loss of $1.4 million, adjusted for non-cash charges and other items including depreciation and amortization of $1.2 million and reserves for excess inventories of $130,000.  In addition, changes in working capital accounts used cash in the amount of $363,000 primarily as a result of higher inventories of $883,000 due to the build up of wafers, programming hardware for sale to customers and finished goods that are scheduled to ship early in the next quarter and a higher receivables balance of $503,000 due primarily to the timing of sales in the quarter. These increases were partially offset by a $573,000 increase in accrued liabilities primarily as a result of an increase in deferred revenue from shipments made to our distributors and a decrease in other assets of $381,000 primarily due to the amortization of prepaid expenses.

In the three months ended March 31, 2003, our positive operating cash flow of $1.4 million resulted from a net loss of $1.6 million, adjusted for non-cash charges including depreciation and amortization of $975,000 and the write-off of long-lived assets related to a specific product of $251,000. In addition, changes in working capital accounts provided cash of $1.8 million primarily as a result of a $655,000 decrease in inventories, a $240,000 decrease in accounts receivable, a $547,000 increase in accounts payable, and a $991,000 decrease in other assets primarily due to amortization of prepaid assets.

Net cash from investing activities

Net cash used for investing activities was $415,000, and $358,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts were invested primarily to acquire equipment and software used in the development and production of our products.  Also, in the three months ended March 31, 2004, we entered into a capital lease obligation to acquire design software and related maintenance.  As a result of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million, and prepaid maintenance of $280,000 on the balance sheet.  This transaction was treated as a non-cash transaction in our statement of cash flows.

Net cash from financing activities

Net cash used by financing activities was $591,000 for the three months ended March 31, 2004.  The use of funds was due to scheduled repayments of $697,000 under the terms of our long-term obligations, partially offset by $106,000 of proceeds related to the issuance of common stock upon the exercise of stock options by employees.

Net cash used by financing activities was $249,000 for the three months ended March 31, 2003.  In the first quarter of 2003, we used cash to make scheduled repayments of $463,000 against our borrowings and $214,000 of cash was provided by a reduction in the amount of our restricted cash position.

We require substantial working capital to fund our business, particularly to finance our operating losses, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit, market acceptance of our existing and new products, the amount and timing of research and development expenditures, the timing of new product introductions and production volumes, wafer purchase commitments, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt and insurance premium financing and to remain in compliance with the terms of the credit facilities, our ability to raise funds from the sale of Tower shares, our ability to obtain equity financing and other factors related to the uncertainties of the industry and global economics. We anticipate that our existing cash resources will fund any operating losses, capital expenditures of up to $4.0 million, and provide adequate working capital for the next 12 months, although we could seek to raise additional capital during that period. In addition, as our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that events in the future will not require us to seek additional capital during the next twelve months or, if so required, that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Contractual cash obligations
Operating leases	$2,889	$651	$1,068	$1,170	$—
Wafer purchases (1)	6,971	6,341	630	—	—
Other purchase commitments	1,811	1,811	—	—	—
Total contractual cash obligations	11,671	8,803	1,698	1,170	—

Other commercial commitments (2)
Notes payable to bank	3,019	1,651	1,368	—	—
Bank revolving line of credit	2,900	2,900	—	—	—
Capital lease obligations	1,306	729	577	—	—
Other commercial commitments	272	272	—	—	—
Total commercial commitments	7,497	5,552	1,945	—	—

Total contractual obligations and commercial commitments	$19,168	$14,355	$3,643	$1,170	$—

(1)             Certain of our wafer manufacturers require us to forecast wafer starts several months in advance.  We are committed to take delivery of and pay for a portion of forecasted wafer volume.  Wafer purchase commitments of $7.0 million include both firm purchase commitments and forecasted wafer starts as of March 31, 2004.

(2)             Other commercial commitments are included as liabilities on our balance sheets as of March 31, 2004.

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see the discussion in our Annual Report on Form 10-K for fiscal year ended December 31, 2003 filed on March 9, 2004.

Recently Issued Accounting Pronouncements

During December 2003, the Securities and Exchange Commission released Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of staff accounting bulletin “Revenue Recognition” in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principle revisions relate to the deletion of interpretive material that is no longer necessary because of private sector developments in U.S. generally accepted accounting principles.  The revenue recognition principles of SAB No. 101, however, remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The Company’s adoption of SAB No. 104 did not have any effect on its financial position or results of operations.

Risk Factors

We have significant customers and limited visibility into the long-term demand for our products, which makes our revenues subject to significant fluctuations

A few of our end customers purchase a limited number of our products and may represent a significant portion of our total revenue in a given reporting period. Future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, one customer purchasing FPGA devices through a distributor accounted for 14% of our revenue in the first quarter of 2004 and for 8% of our revenue in the fourth quarter of 2003. In addition, a Chinese customer, purchasing product through a distributor, accounted for 14% of our revenue in 2003, but purchased no products from us in the first quarter of 2004. If revenue from these or any other customers were to decline significantly, we may be unable to offset this decline with revenue growth from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may have made significant investments in long-lived assets for the production of these products. If demand for or gross margin generated from these products does not meet our expectations, we may be required to write-off inventory or expense long-lived assets, which would materially harm our business.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million as a result of our relationship with Tower towards the completion of its wafer foundry facility. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in the foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production yields and capacity in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines below $3.40 per share or the wafer credits are deemed to be impaired, we may record additional losses. At March 31, 2004, the aggregated value of our Tower investment and wafer credits recorded on our balance sheet was $14.0 million.

In addition, our Eclipse II and QuickMIPS families of products will be manufactured at Tower, and we have significant commitments with Tower to procure these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these orders. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record additional losses against inventory and long-lived assets.

We may be unable to accurately estimate quarterly revenues, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. In addition, a significant portion of our revenue is recognized when our distributors complete sales of our products to end customers. Therefore, we are highly dependent on the accuracy and timeliness of their resale and inventory reports. Inaccurate distributor resale or inventory reports could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately predict our revenue and results of operations on a quarterly basis, our results of operations could be harmed and our stock price could materially fluctuate.

We may not have the liquidity to support our future capital requirements

Our cash balance at March 31, 2004 was $25.1 million. At March 31, 2004, our interest-bearing debt consisted of $5.9 million outstanding from Silicon Valley Bank, $1.3 million of capital lease obligations and $272,000 outstanding from an insurance company to finance directors and officers liability insurance. At March 31, 2004, we had approximately $5.1 million of short-term debt available to borrow under our credit facility with Silicon Valley Bank. We had 1,344,543 available for sale Tower ordinary shares worth approximately $9.4 million based upon the market closing price of $6.98 per share on the NASDAQ National Market at the end of our first quarter of fiscal 2004. We have agreed not to sell any Tower shares before July 2004, and our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 Tower shares.  We are currently negotiating to renew our revolving line of credit facility with Silicon Valley Bank, which expires June 28, 2004.  If we do not renew this facility, we would have to repay the $2.9 million of outstanding revolving debt and would lose access to the $8.0 million revolving line of credit.

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

We have a history of losses and cannot assure you that we will return to profitability

We incurred significant losses in the past. Our accumulated deficit as of March 31, 2004 was $112.2 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historic revenue or our profitability in certain years prior to 2001 as any indication of our future operating results or prospects.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority or be unable to successfully manufacture our products to meet performance, volume or cost targets

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse affect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 product lines under an agreement that expires in December 2005, and we have announced to our customers that we will not be able to supply these products after 2005. These products contributed $3.3 million and $3.1 million of our revenue in the three months ended March 31, 2004 and December 31, 2003, respectively. Our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for our products as these customers build inventory or design systems using other suppliers components. If we are unable to migrate these customers to other products, and if we are unable to increase revenue of our other products, our revenue and gross margin may decline and our operating results would be adversely affected.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to market, sell and support our products effectively.

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

Yield reductions frequently occur in connection with the manufacture of newly introduced products or with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, like our QuickMIPS and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to refine procedures to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production, or that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of the products that we currently have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between North Korea and South Korea, and conflicts involving Israel or Malaysia.

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

In the past, we have denominated sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee-related laws and practices in those foreign countries.

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

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we only maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay area and may be susceptible to the risk of earthquakes. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters.  Our suppliers often hold significant quantities of our inventory and, in the event of a disaster, our inventory could be destroyed.  We may also be adversely affected by business interruptions at systems manufacturers. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities or our suppliers’ facilities, our business could be seriously harmed.

In addition, our business processes and systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design or manufacture or ship our products. The occurrence of any of these events could also affect our distributors and suppliers and produce similar disruptive effects upon their business.

We do not have a detailed disaster recovery plan. In addition, we do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur.  Any losses or damages incurred by us as a result of a catastrophic event or other significant uninsured loss could have a material adverse effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt.  We do not use derivative financial instruments to manage our interest rate risk.  We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk.  Our excess cash is generally invested in government issued securities, commercial paper and other instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. Since 2001, we have conducted a portion of our research and development activities in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23% and 20% of total operating expenses in the three months ended March 31, 2004 and 2003, respectively. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $187,000 in the first quarter of 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.                                             Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

b.                                            Reports on Form 8-K

On January 28, 2004, QuickLogic furnished its earnings release for the year ended December 28, 2003 to the Securities and Exchange Commission (the “SEC”) on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: May 6, 2004	Carl M. Mills
Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act of 2002