Form 10-Q
period 2004-06-30
QUICKLOGIC CORPORATION
filed 2004-08-04
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 28, 2004, 25,779,411 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

JUNE 30, 2004

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$11,221	$10,603	$21,589	$20,004
Cost of revenue	4,465	5,040	9,020	9,577
Gross profit	6,756	5,563	12,569	10,427
Operating expenses:
Research and development	3,052	2,420	6,300	4,748
Selling, general and administrative	4,194	3,842	8,103	7,977
Loss from operations	(490)	(699)	(1,834)	(2,298)
Gain on sale of investment in Tower Semiconductor Ltd.	—	696	—	696
Interest expense	(62)	(55)	(130)	(116)
Interest income and other, net	23	34	67	60

Net loss	$(529)	$(24)	$(1,897)	$(1,658)

Net loss per share:
Basic and diluted	$(0.02)	$0.00	$(0.08)	$(0.07)
Weighted average shares:
Basic and diluted	25,231	23,901	25,039	23,693

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$26,089	$26,443
Short term investment in Tower Semiconductor Ltd.	5,117	—
Accounts receivable, net of allowances for doubtful accounts of $1,100 and $1,100	3,900	3,924
Inventory	6,339	5,255
Other current assets	1,076	1,727
Total current assets	42,521	37,349
Property and equipment, net	8,900	9,070
Investment in Tower Semiconductor Ltd.	2,574	5,697
Other assets	6,081	6,247

TOTAL ASSETS	$60,076	$58,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,900	$2,900
Trade payables	2,915	3,555
Accrued liabilities	2,069	1,981
Deferred income on shipments to distributors	1,932	1,305
Current portion of debt and capital lease obligations	2,383	2,031
Total current liabilities	12,199	11,772
Long-term liabilities:
Debt and capital lease obligations, less current portion	1,448	1,781
Deferred royalty revenue	1,108	942
Total long-term liabilities	2,556	2,723
Total liabilities	14,755	14,495

Commitments and contingencies (see notes 10 and 11)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized, 25,771 and 24,830 shares issued and outstanding, respectively	26	25
Additional paid-in capital	154,937	153,582
Accumulated other comprehensive income	3,120	1,126
Accumulated deficit	(112,762)	(110,865)
Total stockholders’ equity	45,321	43,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,076	$58,363

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,897)	$(1,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,279	1,981
Inventory write-down	130	150
Utilization of wafer credits	62	—
Gain/loss on disposal of property and equipment	20	5
Gain on sale of investment in Tower Semiconductor Ltd.	—	(696)
Write-off of long-lived assets	—	251
Amortization of deferred compensation	—	119
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	24	1,345
Inventory	(1,214)	140
Other assets	862	1,103
Trade payables	(640)	152
Accrued liabilities, deferred income, and other obligations	881	(473)
Net cash provided by operating activities	507	2,419

Cash flows from investing activities:
Capital expenditures for property and equipment	(754)	(938)
Proceeds from sale of investment in Tower Semiconductor Ltd.	—	2,055
Net cash provided by (used for) investing activities	(754)	1,117

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,463)	(926)
Proceeds from issuance of common stock, net	1,356	452
Net change in revolving line of credit	—	(1,000)
Restricted cash	—	9,002
Net cash provided by (used for) financing activities	(107)	7,528

Net increase (decrease) in cash and cash equivalents	(354)	11,064
Cash and cash equivalents at beginning of period	26,443	13,001
Cash and cash equivalents at end of period	$26,089	$24,065

Supplemental schedule of non-cash activities:
Capital lease obligation to finance capital expenditures and related maintenance	$1,482	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(529)	$(24)	$(1,897)	$(1,658)
Other comprehensive gain (loss), net of tax:
Gain on sale of investments	—	256	—	256
Unrealized gain (loss) on investments	(1,694)	649	1,994	201
Total comprehensive income (loss)	$(2,223)	$881	$97	$(1,201)

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

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The Company suggests that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31.  The current three-month period ended Sunday, June 27, 2004.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund anticipated operating losses, finance purchases of capital equipment, and provide adequate working capital for at least the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company makes additional capital expenditures, the market acceptance and revenue levels of new and existing products, the performance and capacity of subcontract manufacturers, the level of product development efforts, wafer purchase commitments and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries:  QuickLogic International, Inc.; QuickLogic Canada Company; QuickLogic Kabushiki Kaisha; QuickLogic (India) Private Limited; and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could vary from those estimates, particularly in relation to the allowance for doubtful accounts, sales returns and allowances, and product obsolescence.

Note 2—Significant Accounting Policies

Revenue Recognition

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors.  The Company ships programmed parts and unprogrammed parts. Distributors, other third parties, or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. The Company sells to certain distributors under agreements which, in the case of unprogrammed parts, allow certain rights of return and price adjustments on unsold inventory. These agreements generally permit the distributor to return unprogrammed parts, up to 10% of the value of total products they purchase from QuickLogic, every six months. Upon shipment of unprogrammed parts to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the gross profit (revenue less cost of revenue) on the balance sheet as “deferred income on shipments to distributors” until the inventory is resold by the distributor.  Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors.  Reserves for estimated returns and allowances are provided against accounts receivable.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$(529)	$(24)	$(1,897)	$(1,658)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	—	57	—	119
Less: Stock-based employee compensation expense related to stock option plans determined under fair value based method, net of tax	(960)	(1,544)	(2,254)	(2,889)
Less: Stock-based employee compensation expense related to the stock purchase plan determined under fair value based method, net of tax	(457)	(140)	(457)	(140)

Net loss - pro forma	$(1,946)	$(1,651)	$(4,608)	$(4,568)

Net loss per share:
Basic and diluted - as reported	$(0.02)	$0.00	$(0.08)	$(0.07)
Basic and diluted - pro forma	$(0.08)	$(0.07)	$(0.18)	$(0.19)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars.  The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside the United States. Most of these costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were 23% and 22% of total operating expenses for the six months ended June 30, 2004 and 2003, respectively.  These expenses were denominated primarily in Canadian dollars.  The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

New Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of this consensus to have a material impact on its consolidated financial position, results of operations and cash flows.

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

	Three Months Ended June 30,
	2004			2003
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(529)	25,231	$(0.02)	$(24)	23,901	$0.00
Effect of stock options	—	—	—	—	—	—

Diluted	$(529)	25,231	$(0.02)	$(24)	23,901	$0.00

	Six Months Ended June 30,
	2004			2003
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(1,897)	25,039	$(0.08)	$(1,658)	23,693	$(0.07)
Effect of stock options	—	—	—	—	—	—

Diluted	$(1,897)	25,039	$(0.08)	$(1,658)	23,693	$(0.07)

For the three months ended June 30, 2004 and 2003, potential common shares of 1,164,000 and 813,000, respectively, were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these periods.  For the six months ended June 30, 2004 and 2003, potential common shares of 1,399,000 and 431,000, respectively, were not included in the calculation of diluted net loss per share as they were considered antidilutive due to the net loss the Company experienced in these periods.  While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement (as amended, the “Agreement”), a Foundry Agreement and other related agreements with Tower. Under the Agreement, the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its entire investment requirements under the terms of the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $3.8 million and $6.8 million in 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. The adjusted cost of these shares following the write-downs was $3.40 per share.  The Company also received $4.7 million in prepaid wafer credits in consideration for the investment.

These credits are recorded in other assets on the balance sheet and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the second quarter of 2003, the Company sold 399,607 Tower ordinary shares for proceeds of approximately $2.1 million and recognized a gain of $696,000 in the statements of operations for that period.  In addition, the Company sold 13,218 Tower ordinary shares for proceeds of approximately $70,000 and recognized a gain of $23,000 in the statements of operations in the third quarter of 2003.

Under the terms of the Agreement, the Company was restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004. In January 2004, the Company reclassified the shares from restricted to available for sale and began recording these shares at market value on the balance sheet in accordance with SFAS No. 115, with unrealized gains and losses recognized as other comprehensive income.

As of June 30, 2004, the Company held 1,344,543 Tower ordinary shares.  The Company recorded accumulated other comprehensive income of $3.1 million at June 30, 2004, representing the difference between the adjusted cost per share and $5.72 per share, the market value on the last day of the second fiscal quarter of 2004. The Agreement requires the Company to hold 450,000 Tower shares in order to receive competitive product pricing.  As a result of this requirement, the Company intends to hold 450,000 Tower shares and has recorded these shares as a long-term investment on the balance sheet. The remaining 894,543 shares are classified as a short-term investment on the balance sheet.  In conjunction with a Tower stock offering in January 2004, the Company agreed to hold all of its Tower ordinary shares for a 180-day lockup period that ended in July 2004.

Note 5—Balance Sheet Components

	June 30, 2004	December 31, 2003
	(in thousands)
Inventory:
Raw materials	$1,294	$848
Work-in-process	4,456	3,829
Finished goods	589	578
	$6,339	$5,255

Other current assets:
Prepaid expenses	$1,017	$1,429
Employee receivables	18	232
Other	41	66
	$1,076	$1,727

Property and equipment:
Equipment	$13,502	$12,802
Software	11,732	10,509
Furniture and fixtures	897	896
Leasehold improvements	861	861
	26,992	25,068
Accumulated depreciation and amortization	(18,092)	(15,998)
	$8,900	$9,070

Other assets:
Prepaid wafer credits	$4,636	$4,698
Licensed intellectual property	1,321	1,490
Other	124	59
	$6,081	$6,247

Accrued liabilities:
Accrued employee compensation	$1,652	$1,629
Other	417	352
	$2,069	$1,981

Debt and capital lease obligations:
Notes payable to bank	$2,606	$3,432
Capital lease	1,116	—
Notes payable	109	380
	3,831	3,812
Current portion	(2,383)	(2,031)
	$1,448	$1,781

Revolving Line of Credit and Notes Payable to Bank

Effective June 2004, the Company modified its Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2005, and an additional $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2005.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million.  Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. Terms of the various advances under the modified agreement are as follows (in thousands):

	Original Balance	Balance at June 30, 2004	Available Credit	Interest Rate	Maturity
Revolving Line of Credit:
Formula advances	n/a	$2,900	$709	Prime + 1%	June 28, 2005
Non-formula advances	n/a	—	4,000	Prime + 2%	June 28, 2005
Equipment Line of Credit:
Notes payable	$2,332	867	n/a	Prime + 0.75%	through December 2005
Notes payable	2,136	1,739	n/a	Prime + 2%	through December 2006
Notes payable	—	—	2,000	Prime + 2%	30 or 36 months from date of advance
Total		$5,506

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts and the payment of dividends. The Company is in compliance with the covenants of the modified agreement as of June 30, 2004.

At June 30, 2004, the prime rate under the credit facility was 4.00%. As of June 30, 2004 and December 31, 2003, $1.1 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term liabilities.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum.  Terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through 2005.  Accordingly, the Company recorded a capital asset for $1.2 million that will be depreciated over the term of the agreement, prepaid maintenance of $280,000 that will be amortized over the term of the agreement and a capital lease obligation of $1.5 million.  As of June 30, 2004, the outstanding balance under the capital lease was $1.1 million, of which $380,000 was classified as a long-term obligation.

Note Payable

In November 2003, the Company signed a $488,000 credit agreement with a financial institution to finance its insurance payments at an interest rate of 3.0% per annum. Terms of the agreement require the Company to repay principal and interest in monthly installments of $55,000 through August 2004. As of June 30, 2004 and December 31, 2003, the Company had $109,000 and $380,000, respectively, outstanding under the agreement, all of which was classified as a short-term obligation.

Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received a prepaid royalty of $750,000. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amount paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of June 30, 2004, no royalty revenue had been earned under the agreement.

Note 6 — Employee Stock Option Plans

The Company has adopted the disclosure-only provisions of SFAS No. 123.  If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three months ended June 30, 2004 and 2003 would have been $1.9 million and $1.7 million, respectively, and net loss for the six months ended June 30, 2004 and 2003 would have been $4.6 million and $4.6 million, respectively (see Note 2).

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4,617,000 shares of common stock.  Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period.  However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant.  In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of June 30, 2004, approximately 12 million shares were reserved for issuance under the 1999 plan.  In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  Options that are cancelled under the 1989 Plan become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years.  Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter.  However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended June 30, 2004 and 2003 was $1.99 and $1.11 per option, respectively, and for options granted during the six months ended June 30, 2004 and 2003, was $1.99 and $1.08 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (years)	5.18	5.3	5.18	5.3
Risk-free interest rate	3.81%	2.81%	3.81%	2.81%
Volatility	79%	70%	78%	70%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of June 30, 2004, approximately 3.3 million shares were reserved for issuance under the ESPP.  In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods.  Each offering period includes four six-month purchase periods.  The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.  During the three and six months ended June 30, 2004, 607,393 shares of common stock were purchased under the ESPP.

The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the three months ended June 30, 2004 and 2003 was $2.24 and $0.54 per right, respectively, and during the six months ended June 30, 2004 and 2003 was $2.24 and $0.54 per right, respectively. The fair value of rights granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (months)	6	6	6	6
Risk-free interest rate	1.34%	1.28%	1.34%	1.28%
Volatility	81%	50%	81%	50%
Dividend yield	—	—	—	—

Deferred Stock-Based Compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.  Compensation expense is recorded for awards of shares over the period earned.  During the six months ended June 30, 2004 and 2003, compensation expense was zero and $119,000, respectively.  All compensation expense recorded relates to options granted in 1999 that were issued at a price lower than fair value on the grant date.

Rights Plan

In November 2001, the board of directors adopted a Rights Agreement which provides for a dividend of one Preferred Stock Purchase Right for each share of common stock to stockholders of record on December 12, 2001. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of common stock, which is not approved by the board of directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

Note 7—Income Taxes

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the deferred tax assets.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding development and market acceptance of the Company’s products.  Accordingly, no provision for income taxes was recorded for the three or six month periods ended June 30, 2004 and 2003. The Company will continue to assess the realizability of the deferred tax assets in future periods.

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

Note 8—Related Party Transactions

Note Receivable from Officer

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bore simple interest at the rate of 5.00% per annum, and was payable upon demand by the Company.  In June 2004, the note, including accrued interest, was paid in full.  The total amount of principal and interest outstanding under the note was zero and $176,000 at June 30, 2004 and December 31, 2003, respectively, and was included in other current assets on the balance sheet.

Note 9—Information Concerning Geographic Information and Major Customers

The following is a breakdown of revenue by shipment destination (in thousands):

	Six Months Ended June 30,
	2004	2003

Revenue by country:
United States	$10,337	$8,077
Europe	4,254	3,024
Japan	3,918	2,571
China	687	4,763
Rest of Asia Pacific	1,210	855
Rest of North America	1,183	714
Total Revenue	$21,589	$20,004

Three distributors of the Company’s products accounted for approximately 19%, 16%, and 11% of revenue in the six months ended June 30, 2004. Three distributors of the Company’s products accounted for approximately 24% and 16% and 12% of revenue in the six months ended June 30, 2003.  One Chinese systems manufacturer, purchasing our products through a distributor, accounted for

2% and 27% of revenue in the three months ended June 30, 2004 and 2003, respectively, and accounted for 1% and 20% of revenue in the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 10—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. In addition, the Company is limited in the amount that it can increase wafer volume during the forecast period.  As of June 30, 2004 and December 31, 2003, the Company had $9.7 million and $8.5 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2009, with an option to renew. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended June 30, 2004 and 2003 was approximately $240,000 and $260,000, respectively, and for the six months ended June 30, 2004 and 2003 was approximately $470,000 and $490,000, respectively.

Note 11—Litigation

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

A stipulation of settlement for the claims against the issuer defendents, including the Company, has been submitted to the Court for preliminary approval.  Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.  There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval.

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

Overview

We design and sell field programmable gate arrays, embedded standard products, associated design software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. Our Mature product family consists of our three FPGA product families: pASIC1, pASIC2 and pASIC3. Our newer FPGA product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

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

Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Compared to our competitors’ SRAM-based FPGAs, our devices provide a high level of intellectual property security since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: high-performance computing; instrumentation and test; data communications and telecommunications; video, audio and graphics imaging; and military and aerospace systems.

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

In December 2000, we entered into a Share Purchase Agreement, a Foundry Agreement and other related agreements with Tower, as amended. Under the terms of the agreement, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our entire investment requirements under the terms of the agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $3.8 million and $6.8 million in 2002 and 2001, respectively.  The adjusted cost of these shares following the write-downs was $3.40 per share.  We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the second and third quarters of 2003, we sold a total of 412,825 of the Tower ordinary shares available for sale for proceeds of approximately $2.1 million and recognized a gain of $719,000.

Under the terms of the agreement, we were restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost as of December 31, 2003.  In January 2004, we reclassified these shares from restricted to available for sale and began recording these shares at market value on the balance sheet.

As of June 30, 2004, we held 1,344,543 Tower ordinary shares valued at $5.72 per share, their market value on the last day of the second fiscal quarter of 2004.  Accordingly, we have recorded $3.1 million of accumulated other comprehensive income on the balance sheet at June 30, 2004.  The amended agreement requires us to hold 450,000 Tower shares in order to receive competitive product pricing.  As a result of this requirement, we intend to hold 450,000 Tower shares and have classified these shares as a long-term investment. The remaining 894,543 shares are recorded as a short-term investment on the balance sheet.  In conjunction with a Tower stock offering in January 2004, we agreed to hold all of our Tower ordinary shares for a 180-day lockup period that ended in July 2004.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We sell the majority of our products through point-of-sale distributors who earn a negotiated margin on the sale of our products.  We defer recognition of revenue from sales of unprogrammed products to point-of-sale distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to point-of-sale distributors. For the three months ended June 30, 2004, approximately 63% of the units shipped to our point-of-sale distributors were programmed by us and, accordingly, are not returnable. We also recognize revenue at the time of shipment on the sale of products directly to systems manufacturers. The percentage of sales derived through distributors was 74% and 72% in the six months ended June 30, 2004 and 2003, respectively.

Three distributors of the Company’s products accounted for 19%, 16% and 11% of revenue in the six months ended June 30, 2004. Three distributors accounted for approximately 24%, 16% and 12% of revenue in the six months ended June 30, 2003. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 1% and 20% of revenue in the six months ended June 30, 2004 and 2003, respectively.  We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our total sales and that individual distributors or customers could account for a larger portion of our revenue.

Our international sales were 52% and 60% of revenue in the six months ended June 30, 2004 and 2003, respectively. Revenue from sales to international customers may continue to represent a significant portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing, or TSMC, Cypress Semiconductor Corporation, Tower and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and Advanced Semiconductor Engineering, or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a monthly wafer start forecast. Under the terms of our agreements with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on internal forecasts of customer demand. In the future, if the total volume or product mix of our internal forecasts is inaccurate, we may not be able to meet customer demand, we may be required to purchase excess wafers from our wafer suppliers or we could have excess inventory.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.8%	47.5%	41.8%	47.9%
Gross profit	60.2%	52.5%	58.2%	52.1%
Research and development	27.2%	22.8%	29.2%	23.7%
Selling, general and administrative	37.4%	36.2%	37.5%	39.9%
Loss from operations	(4.4)%	(6.5)%	(8.5)%	(11.5)%
Gain on sale of investment in Tower Semiconductor Ltd.	—	6.6%	—	3.5%
Interest expense	(0.5)%	(0.5)%	(0.6)%	(0.6)%
Interest income and other, net	0.2%	0.2%	0.3%	0.3%
Net loss	(4.7)%	(0.2)%	(8.8)%	(8.3)%

Three Months Ended June 30, 2004 and 2003

Revenue.  Our revenue for the three months ended June 30, 2004 was $11.2 million, an increase of 5.8% compared to revenue of $10.6 million in the three months ended June 30, 2003. This increase in revenue resulted primarily from a $1.7 million, or 33.9%, increase in sales of our Mature products.  We believe a majority of this increase is due to higher customer demand and, to a lesser extent, end-of-life purchases of our pASIC1 and pASIC2 products. This increase was partially offset by a decline in our ESP revenue of $1.0 million that was primarily due to a $2.0 million decrease in sales of our QuickRAM products to a single Chinese customer.

Our revenue for the three months ended June 30, 2004 was 8.2% higher sequentially, increasing to $11.2 million from $10.4 million in the three months ended March 31, 2004.  This increase resulted from a $1.5 million increase in sales of our Mature products and a $450,000 increase in sales of our ESP products primarily due to an increase demand for our QuickRAM products. This increase was partially offset by a $1.1 million decrease in sales of our Advanced ESP products primarily due to a decline in Eclipse product sales to a single customer purchasing through a distributor.  In the three months ended June 2004 and March 2004, this customer accounted for 4% and 14% of revenue, respectively.

A single supplier fabricates our pASIC1 and pASIC2 product lines under an agreement that expires in December 2005.  As a result of the anticipated expiration of the agreement and related loss of production capability, we have announced an end of life for these products effective September 2005.  These products contributed $4.3 million and $3.3 million of our Mature product revenue in the three months ended June 30 and March 31, 2004, respectively. However, our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for our products as these customers build inventory or design systems using other suppliers components.  We believe we will ship some pASIC1 and pASIC2 products after September 2005, but our total revenue from these products is currently expected to decline significantly in late 2005 and thereafter.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities. Our industry is characterized by intense price competition and by lower prices as order volumes increase.  While winning large volume sales opportunities will increase our average volume, we believe these opportunities may decrease our average selling price.

Gross Profit. Gross profit was $6.8 million and $5.6 million in the three months ended June 30, 2004 and 2003, respectively, which was 60.2% and 52.5% of revenue for those periods. The  $1.2 million improvement in gross profit was primarily due to the sale of products with a higher gross margin and lower overall product costs totaling approximately $1.4 million, higher revenue contributing approximately $350,000 and lower reserves for excess inventory of $150,000. These improvements were partially offset by $700,000 of lower overhead absorption.  The higher overhead absorption in the three months ended June 2003 was primarily due to building inventory to supply a Chinese customer that accounted for 27% of revenue in the three months ended June 30, 2003.

Research and Development Expense. Research and development expense was $3.1 million and $2.4 million in the three months ended June 30, 2004 and 2003, respectively, which was 27.2% and 22.8% of revenue for those periods. The increase of approximately $630,000 was primarily due to an increase of $540,000 for pre-production material and mask expenses and an increase of $120,000 for the testing and qualification of new products.  These increased costs were related to development of our Eclipse II and QuickMIPS Advanced ESP products.

Selling, General and Administrative Expense. Selling, general and administrative expense was $4.2 million and $3.8 million for the three months ended June 30, 2004 and 2003, respectively, which was 37.4% and 36.2% of revenue for those periods. The $350,000 increase in SG&A expense was primarily the result of an increase of $310,000 in consulting fees associated with Sarbanes-Oxley compliance matters and a computer software upgrade, an increase of $150,000 in legal costs primarily associated with a patent infringement lawsuit and an increase of $110,000 in salary related costs which were primarily due to severance expenses.  These increases were partially offset by a decrease of $90,000 in depreciation expense and a decrease of $80,000 in insurance expense.

Interest Expense.  Interest expense was $62,000 for the three months ended June 30, 2004 compared to $55,000 for the three months ended June 30, 2003.  This increase was primarily due to the amortization of loan fees associated with our credit facility.

Interest and Other Income, Net.  Interest and other income, net was $23,000 of income for the three months ended June 30, 2004 compared to $34,000 of income for the three months ended June 30, 2003. This decline in interest and other income, net is primarily due to foreign exchange rate fluctuations.  We did not have a significant foreign tax liability during the periods presented.

Provision for Income Taxes.  No provision for income taxes was recorded for the three months ended June 30, 2004 or 2003 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include our history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Six Months Ended June 30, 2004 and 2003

Revenue.  Our revenue for the six months ended June 30, 2004 was $21.6 million, an increase of 7.9% compared to revenue of $20.0 million in the six months ended June 30, 2003. This increase in revenue resulted primarily from a $2.0 million increase in sales of our Mature products and a $1.6 million, or 102.2%, increase in sales of our Advanced ESP products primarily due to sales of Eclipse products to a single customer, purchasing through a distributor.  These increases were partially offset by a decline in our ESP revenue of $1.9 million primarily due to a $3.2 million decrease in sales of our QuickRAM products to a Chinese systems manufacturer, our largest customer in the six months ended June 30, 2003.  Total sales to this Chinese customer declined by $3.9 million in the six months ended June 2004 compared to the six months ended June 2003.

Gross Profit. Gross profit was $12.6 million and $10.4 million in the six months ended June 30, 2004 and 2003, respectively, which was 58.2% and 52.1% of revenue for those periods. The $2.1 million improvement in gross profit was primarily due to sales of products with a higher gross margin and lower overall product costs totaling approximately $2.3 million and higher revenue contributing approximately $900,000. These improvements were partially offset by $700,000 of lower absorbed overhead and a $410,000 lower benefit from the sale of previously reserved inventory.

Research and Development Expense. Research and development expense was $6.3 million and $4.7 million in the six months ended June 30, 2004 and 2003, respectively, which was 29.2% and 23.7% of revenue for those periods. The increase of approximately $1.6 million was primarily due to an increase of $1.2 million in engineering preproduction material and mask expenses, an increase of $270,000 for the testing and qualification of new products and an increase of $80,000 in depreciation expense.

Selling, General and Administrative Expense. Selling, general and administrative expense was $8.1 million and $8.0 million for the six months ended June 30, 2004 and 2003, respectively, which was 37.5% and 39.9% of revenue for those periods. The $130,000 increase in SG&A expense was primarily the result of a $580,000 increase in consulting costs related to a computer software upgrade and Sarbanes-Oxley compliance matters and an increase of $220,000 in legal costs.  These increases were partially offset by a decrease of $410,000 in the provision for bad debt as there have been no additions to the allowance for doubtful accounts in 2004, a decrease of $180,000 in depreciation expense, and a decrease of $140,000 in insurance expense.

Interest Expense.  Interest expense was $130,000 for the six months ended June 30, 2004 compared to $116,000 for the six months ended June 30, 2003.  This increase was primarily due to the amortization of loan fees associated with our bank credit facility.

Interest and Other Income, Net.  Interest and other income, net was $67,000 of income for the six months ended June 30, 2004 compared to $60,000 of income for the six months ended June 30, 2003. This improvement in interest and other income, net is primarily due to foreign exchange rate fluctuations.  We did not have a significant foreign tax liability during the periods presented.

Provision for Income Taxes.  No provision for income taxes was recorded for the six months ended June 30, 2004 or 2003 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include our history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At June 30, 2004, our principal sources of liquidity consisted of our cash and cash equivalents of $26.1 million, available credit under our agreement with Silicon Valley Bank of approximately $6.7 million, and our short-term investment in Tower with a market value of approximately $5.1 million. We also have 450,000 Tower shares with a market value of $2.6 million that are classified as a long-term investment since we are required to hold at least this number of shares to obtain competitive wafer pricing from Tower.  In conjunction with a Tower stock offering in January 2004, the Company agreed to hold all of its Tower ordinary shares for a 180-day lockup period that ended in July 2004.

At June 30, 2004, our interest-bearing debt consisted of $5.5 million outstanding from Silicon Valley Bank, $1.1 million outstanding under a capital lease, and $109,000 outstanding from other sources.  At June 30, 2004, our accumulated deficit was $112.8 million.  Capital expenditures, which are largely driven by costs associated with the development and initial manufacturing of new products, could be up to $4.0 million in the next 12 months.

In June 2004, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 27, 2005 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2005. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million.  At June 30, 2004, under the revolving line of credit, we had borrowed $2.9 million and had available formula and non-formula advances totaling $4.7 million. At June 30, 2004, we had an outstanding balance of $2.6 million and had $2.0 million available to draw under the equipment line of credit. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms and definitions of the agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions on other indebtedness, the maintenance of depository and investment accounts and the payment of dividends.

As of June 30, 2004, we also had $109,000 outstanding under an insurance financing agreement and $1.1 million outstanding under a capital lease obligation. The insurance financing agreement bears interest at the rate of 3.0% per annum and is being repaid in monthly amounts of $55,000 through August 2004. The capital lease obligation bears interest at 6.0% per annum and is being repaid in quarterly amounts of $196,000 through October 2005.

Our Condensed Unaudited Consolidated Statements of Cash Flows reflect the changes in our unrestricted cash and cash equivalents.

Net cash from operating activities

Net cash provided by operating activities was $507,000 in the six months ended June 30, 2004.  The cash provided resulted primarily from the net loss of $1.9 million, adjusted for non-cash charges and other items including depreciation and amortization of $2.3 million and reserves for excess inventory of $130,000.  In addition, changes in working capital accounts used cash in the amount of $87,000 primarily as a result of higher inventory levels of $1.2 million primarily due to an increase in raw materials and work-in-process inventory to fulfill customer demand and to acquire programming hardware for sale to customers; and a decrease in accounts payable of $640,000 primarily due to the timing of wafer receipts and vendor payments.  These changes in working capital were partially offset by a decrease in other assets of $862,000 primarily due to the amortization of prepaid expenses and the repayment of a related party loan; and an $881,000 increase in accrued liabilities primarily due to an increase in deferred revenue from shipments made to our distributors.

In the six months ended June 30, 2003, our positive operating cash flow of $2.4 million resulted from a net loss of $1.7 million, adjusted for non-cash charges including depreciation and amortization of $2.0 million, the gain on sale of Tower shares of $696,000, and a $251,000 write-off of long-lived assets related to a specific product that is not expected to achieve significant production volume. In addition, changes in working capital accounts provided cash of $2.3 million primarily as a result of lower accounts receivable balances of $1.3 million due to strong shipments early in the second quarter and improved collection efforts and lower other assets of $1.1 million primarily due to the termination of our deferred compensation plan during the first quarter of 2003, partially offset by higher accrued liabilities due to increased operating activity.

Net cash from investing activities

Net cash used for investing activities for the six months ended June 30, 2004 was $754,000 as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.  Net cash provided by investing activities for the six months ended June 30, 2003 was $1.1 million as a result of $2.1 million in proceeds from the sale of Tower shares, partially offset by $938,000 of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.  Also in the six months ended June 30, 2004, we entered into a capital lease obligation to acquire design software and related maintenance.  At the inception of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million, and prepaid maintenance expenses of $280,000 on the balance sheet.  This transaction was treated as a non-cash transaction in our statement of cash flows.

Net cash from financing activities

Net cash used by financing activities was $107,000 for the six months ended June 30, 2004.  The use of funds was due to scheduled repayments of $1.5 million under the terms of our long-term obligations, partially offset by $1.4 million of proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees.

Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2003.  Our positive cash flow from financing activities was due to $9.0 million of restricted cash being reclassified as unrestricted under the terms of our amended credit facility and due to $452,000 of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, partially offset by $1.9 million used for debt and revolving line of credit repayments.

We require substantial cash resources to fund our business, particularly to finance our operating losses, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit; market acceptance of our existing and new products; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes and related wafer purchase commitments; sales and marketing efforts; changes in operating assets and liabilities; our ability to obtain debt and insurance premium financing and to remain in compliance with the terms of our credit facilities; our ability to raise funds from the sale of Tower shares; our ability to obtain equity financing; and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will fund any operating losses, capital expenditures of up to $4.0 million, and provide adequate working capital for at least the next 12 months.  As our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Contractual cash obligations
Operating leases	$2,827	$645	$1,155	$1,027	$—
Wafer purchases(1)	9,695	8,885	810	—	—
Other purchase commitments	1,548	1,548	—	—	—
Total contractual cash obligations	14,070	11,078	1,965	1,027	—

Other commercial commitments(2)
Revolving line of credit	2,900	2,900	—	—	—
Notes payable to bank	2,606	1,542	1,064	—	—
Capital lease obligations	1,116	733	383	—	—
Note Payable	109	109	—	—	—
Total commercial commitments	6,731	5,284	1,447	—	—

Total contractual obligations and commercial commitments	$20,801	$16,362	$3,412	$1,027	$—

(1)             Certain of our wafer manufacturers require us to forecast wafer starts several months in advance.  We are committed to take delivery of and pay for a portion of forecasted wafer volume.  Wafer purchase commitments of $9.7 million include both firm purchase commitments and forecasted wafer starts as of June 30, 2004.

(2)             Other commercial commitments are included as liabilities on our balance sheet as of June 30, 2004.

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see Note 2 to the Condensed Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 9, 2004.

Recently Issued Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of this consensus to have a material impact on its consolidated financial position, results of operations and cash flows.

Risk Factors

We have significant customers and limited visibility into the long-term demand for our products, which makes our revenues subject to significant fluctuations

A few of our customers may represent a significant portion of our total revenue in a given reporting period. Future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, one customer purchasing primarily Advanced ESP devices through a distributor accounted for 14% of our revenue in the first quarter of 2004 and for 4% of our revenue in the second quarter of 2004.  Another customer, purchasing product through a different distributor, accounted for 20% of our revenue in the six months ended June 30, 2003, but has only accounted for 1% of our revenue in the six months ended June 30, 2004. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with revenue growth from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we have made significant investments in long-lived assets for the production of several products. If demand for or gross margin generated from these products does not meet our expectations, we may be required to write-off inventory or expense long-lived assets, which would materially harm our business.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million as a result of our relationship with Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s new foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production yields and capacity in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment declines below $3.40 per share or the wafer credits are deemed to be impaired, we may record additional losses. At June 30, 2004, the aggregated value of our Tower investment and wafer credits recorded on our balance sheet was $12.3 million.

In addition, our Eclipse II and QuickMIPS product families are solely manufactured by Tower, and we have made significant purchase commitments to Tower for these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these orders. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record additional losses against inventory and long-lived assets.

We may be unable to accurately estimate quarterly revenues, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on-hand or on-order and the capacity available for us at our contract manufacturers.  In addition, a significant portion of our revenue is recognized when our distributors complete sales of our products to end customers. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors.  Inaccurate distributor resale or inventory reports could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand or record revenues, or if our available capacity is less than we need to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority or be unable to successfully manufacture our products to meet performance, volume or cost targets

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 product lines under an agreement that expires in December 2005, and we have announced that we will not be able to supply these products after 2005. These products contributed $4.3 million and $3.3 million of our revenue in the three months ended June 30 and March 31, 2004, respectively. Our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for our products as these customers build inventory or design systems using devices supplied by others. In addition, demand for these products may increase above our available capacity as customers purchase extra inventory in anticipation of our pASIC1 and pASIC2 product lines no longer being available.  If we are unable to migrate these customers to other products, if we are unable to increase revenue from our other products, or if we are unable to obtain adequate capacity, our revenue and gross margin may decline and our operating results would be adversely affected.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers. For example, our new Eclipse II and QuickMIPS product families are produced at Tower’s new advanced fabrication facility. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off related long-lived assets.

We may not have the liquidity to support our future capital requirements

Our cash balance at June 30, 2004 was $26.1 million. At June 30, 2004, our interest-bearing debt consisted of $5.5 million outstanding from a banking institution, $1.1 million of capital lease obligations and $109,000 outstanding from an insurance company to finance directors and officers liability insurance. At June 30, 2004, we had approximately $4.7 million of short-term debt available to borrow under our credit facility with a banking institution and $2.0 million available to borrow against future capital expenditures. We had 1,344,543 available for sale Tower ordinary shares worth approximately $7.7 million based upon the market closing price at the end of our reporting period of $5.72 per share. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could be up to $4.0 million in the next twelve months.

As a result of these potential investments, as well as research and development expenses, selling, marketing and administrative expenses, a history of losses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit to generate positive cash flow in the future. Whether we can achieve cash flow levels sufficient to support our operations on a continuing basis cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results could be materially adversely affected and we may not be able to operate our business without significant changes in our operations or at all.

Fluctuations in our manufacturing processes and product yields and quality, especially for new products, may increase our costs

Difficulties in the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional, and manufacturing fluctuations may change the performance distribution of manufactured products. We have, in the recent past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with slower than normal performance. Yield reductions have in the past and could in the future occur frequently and without warning during the manufacture of our products, which may result in substantially higher manufacturing costs and inventory shortages. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, if we experience higher costs or are unable to respond rapidly to yield reductions, our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products, with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, like our QuickMIPS and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production, or that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products do contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance or be required to issue a product recall. In addition, we would be at risk of product liability litigation for financial or other damages to our customers because of defects in our products. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term since most of our products have only a single fabrication and assembly source. Our failure to adequately forecast demand for our products could materially harm our business.

We have a history of losses and cannot assure you that we will return to profitability

We incurred significant losses in the past. Our accumulated deficit as of June 30, 2004 was $112.8 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historic revenue or our profitability in certain years prior to 2001 as any indication of our future operating results or prospects.

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

Individual distributors and OEM customers often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these customers our financial results may be materially harmed.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for the industry’s products have been widely out of balance. Our operating results may be materially harmed by an industry-wide semiconductor oversupply, which could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner or at the costs or in quantities necessary to meet our requirements. Since we outsource all of our manufacturing and have only a single-source of wafer supply, test and assembly for most of our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

Our distributors or customers may cancel purchase orders at any time with little or no penalty. In addition, our distributor agreements generally permit our distributors to return un-programmed products to us. Contractually, our distributors are generally permitted to return up to 10%, by value of the products they purchase from us, every six months. If our distributors or customers cancel or defer significant purchase orders or our distributors or customers return our products, our accounts receivable collections would decrease and inventories would increase, which could materially harm our business.

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of the products that we currently have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, our manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between South Korea and North Korea, and conflicts involving Israel or Malaysia.

A significant portion of our total revenue comes from sales to customers located outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce. Economic instability could also materially and adversely affect our business, particularly to the extent that this instability impacts the sale of products manufactured by our customers. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

•       managing foreign distributors;

•       staffing and managing foreign offices;

•       political and economic instability;

•       foreign currency exchange fluctuations;

•       changes in tax laws, tariffs and freight rates;

•       timing and availability of export licenses;

•       inadequate protection of intellectual property rights; and

•       obtaining governmental approvals for certain products.

In the past, we have denominated sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business could be materially harmed.

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

We also face competition from companies that offer ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as IDT Corporation and Motorola, Inc., or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

•       the development of new products and advanced manufacturing technologies;

•       the quality, performance characteristics, price and availability of devices, programming hardware and software development tools;

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

We have in the past and are currently involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention.  Additionally, matters that we initially consider not material to our business could become costly. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation could materially harm our business.

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

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and other third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States.

We may engage in manufacturing or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that have involved numerous risks, including the use of significant amounts of our cash; diversion from other development projects or market opportunities; our ability to incorporate licensed technology in our products; our ability to introduce related products in a cost-effective and timely manner; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from other third-party companies. If we fail to recover the cost of these assets from the gross profits of the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we only maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters is located near earthquake fault lines in the San Francisco Bay area. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters.  Our suppliers often hold significant quantities of our inventory which, in the event of a disaster, could be destroyed.  In addition, our business processes and systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities or our suppliers’ facilities, our business could be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt.  We do not use derivative financial instruments to manage our interest rate risk.  We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk.  Our excess cash is generally invested in government issued securities, commercial paper and other instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. Since 2001, we have conducted a portion of our research and development activities in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23% and 22% of total operating expenses in the six months ended June 30, 2004 and 2003, respectively. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $370,000 in the six months ended June 30, 2004.

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

Changes in Internal Controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 20, 2004.  The following matters were voted upon at the meeting:

(i)                                     The following nominee was elected to hold office as a Class II director until 2007:

Nominee	Votes For	Votes Withheld

Gary H. Tauss	23,220,634	58,729

(ii)                                  The ratification of PricewaterhouseCoopers LLP as independent accountants of QuickLogic for the fiscal year ending December 31, 2004.

Votes For:	20,999,421
Votes Against:	2,272,772
Abstentions:	7,170

Item 6. Exhibits and Reports on Form 8-K

a.                                             Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

10.1	Loan Modification Agreement between Silicon Valley Bank and the registrant effective June 28, 2004
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

b.                                            Reports on Form 8-K

On April 21, 2004, QuickLogic furnished its earnings release for the first quarter of 2004 to the Securities and Exchange Commission (the “SEC”) on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Dated: August 4, 2004	Carl M. Mills
Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Modification Agreement between Silicon Valley Bank and the registrant effective June 28, 2004
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications under Section 906 of the Sarbanes-Oxley Act of 2002