Form 10-Q
period 2004-09-30
QUICKLOGIC CORPORATION
filed 2004-11-10
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE SUNNYVALE, CA  94089

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

As of November 4, 2004, 25,805,481 shares of the Registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

SEPTEMBER 30, 2004

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$11,944	$11,171	$33,533	$31,175
Cost of revenue	6,059	5,416	15,079	14,993
Gross profit	5,885	5,755	18,454	16,182
Operating expenses:
Research and development	3,046	2,712	9,346	7,460
Selling, general and administrative	3,729	3,771	11,832	11,748
Loss from operations	(890)	(728)	(2,724)	(3,026)
Gain on sale of investment in Tower Semiconductor Ltd.	—	23	—	719
Interest expense	(69)	(33)	(199)	(149)
Interest income and other, net	60	29	127	89

Net loss	$(899)	$(709)	$(2,796)	$(2,367)

Net loss per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.10)
Weighted average shares:
Basic and diluted	25,786	24,194	25,300	23,948

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$27,022	$26,443
Short term investment in Tower Semiconductor Ltd.	2,997	—
Accounts receivable, net of allowances for doubtful accounts of $1,088 and $1,100	2,678	3,924
Inventory	6,936	5,255
Other current assets	1,044	1,727
Total current assets	40,677	37,349
Property and equipment, net	8,207	9,070
Investment in Tower Semiconductor Ltd.	1,507	5,697
Other assets	5,884	6,247

TOTAL ASSETS	$56,275	$58,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,900
Trade payables	3,437	3,555
Accrued liabilities	2,904	1,981
Deferred income on shipments to distributors	1,868	1,305
Current portion of debt and capital lease obligations	2,333	2,031
Total current liabilities	12,542	11,772
Long-term liabilities:
Debt and capital lease obligations, less current portion	1,297	1,781
Deferred royalty revenue	1,156	942
Total long-term liabilities	2,453	2,723
Total liabilities	14,995	14,495

Commitments and contingencies (see notes 10 and 11)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 25,804 and 24,830 shares issued and outstanding, respectively	26	25
Additional paid-in capital	154,982	153,582
Accumulated other comprehensive income (loss)	(67)	1,126
Accumulated deficit	(113,661)	(110,865)
Total stockholders’ equity	41,280	43,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,275	$58,363

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(2,796)	$(2,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,336	3,197
Inventory write-down	385	432
Write-off of long-lived assets	165	307
Utilization of wafer credits	138	—
Loss on disposal of property and equipment	20	6
Gain on sale of investment in Tower Semiconductor Ltd.	—	(719)
Amortization of deferred compensation	—	145
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,246	1,971
Inventory	(2,066)	648
Other assets	931	1,639
Trade payables	(118)	(601)
Accrued liabilities and deferred income and royalty revenue	1,700	(307)
Net cash provided by operating activities	2,941	4,351

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,199)	(1,712)
Proceeds from sale of investment in Tower Semiconductor Ltd.	—	2,123
Net cash provided by (used for) investing activities	(1,199)	411

Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,319)	(1,231)
Proceeds from debt obligations	655	—
Proceeds from issuance of common stock, net	1,401	1,647
Net change in revolving line of credit	(900)	(1,850)
Restricted cash	—	9,002
Net cash provided by (used for) financing activities	(1,163)	7,568

Net increase in cash and cash equivalents	579	12,330
Cash and cash equivalents at beginning of period	26,443	13,001
Cash and cash equivalents at end of period	$27,022	$25,331

Supplemental schedule of non-cash activities:
Capital lease obligation to finance capital expenditures and related maintenance	$1,482	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(899)	$(709)	$(2,796)	$(2,367)
Other comprehensive gain (loss), net of tax:
Realized gain (loss) on sale of investments	—	(20)	—	236
Unrealized loss on investments	(3,187)	(227)	(1,193)	(26)
Total comprehensive loss	$(4,086)	$(956)	$(3,989)	$(2,157)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”), founded in 1988, operates in a single industry segment where it designs and sells field programmable gate arrays (“FPGAs”), embedded standard products (“ESPs”), associated design software and programming hardware.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The Company suggests that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  The current three-month period ended Sunday, October 3, 2004.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund anticipated operating losses, finance purchases of capital equipment, and provide adequate working capital for at least the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company makes additional capital expenditures, the market acceptance and revenue levels of new and existing products, the performance and capacity of subcontract manufacturers, product quality, the level of product development efforts, wafer purchase commitments and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly-owned subsidiaries: QuickLogic International, Inc.; QuickLogic Canada Company; QuickLogic Kabushiki Kaisha; QuickLogic Software (India) Private Limited; and QuickLogic GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could vary from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence.

Reclassifications

For presentation purposes only, certain amounts in prior period financial statements, referred to in these financial statements, have been reclassified to conform to current period financial statements.

Note 2—Significant Accounting Policies

Revenue Recognition

The Company generally recognizes revenue as products are shipped if persuasive evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and inventory valuation including product returns are reasonably estimable.

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors.  The Company ships programmed parts and unprogrammed parts. Distributors, other third parties, or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. The Company sells to certain distributors under agreements, which, in the case of unprogrammed parts, provide for certain rights of return and price adjustments on unsold inventory. These agreements generally permit the distributor to return unprogrammed parts, up to 10% of the value of total products they purchase from QuickLogic, every six months. Upon shipment of unprogrammed parts to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the deferred gross profit (revenue less cost of revenue) on the balance sheet as “deferred income on shipments to distributors” until the inventory is resold by the distributor.  Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors.  Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collection is probable.  Software revenue totals less than 1% of revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.  Comprehensive income (loss) for the Company has included realized and unrealized holding gains and losses on ordinary shares of Tower Semiconductor Ltd. (“Tower”) classified as available for sale (see Note 4).

Stock-Based Compensation

The Company has elected to measure employees’ stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation to non-employees is calculated based on the fair value of the option, estimated using the Black-Scholes model on the date of grant, and re-measured until vested.  The related stock-based compensation expense is recognized over the vesting period.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss - as reported	$(899)	$(709)	$(2,796)	$(2,367)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	—	26	—	145
Less: Stock-based employee compensation expense related to stock option plans determined under the fair value based method, net of tax	(1,127)	(1,512)	(3,381)	(4,401)
Less: Stock-based employee compensation expense related to the stock purchase plan determined under the fair value based method, net of tax	—	—	(457)	(140)

Net loss - pro forma	$(2,026)	$(2,195)	$(6,634)	$(6,763)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.03)	$(0.11)	$(0.10)
Basic and diluted - pro forma	$(0.08)	$(0.09)	$(0.26)	$(0.28)

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars.  The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside the United States. Most of these costs are incurred in local currency.  Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were 23% and 22% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively.  These expenses were denominated primarily in Canadian dollars.  The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents, investment in Tower, and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s Tower holdings resulted from a strategic investment made primarily to receive competitive product pricing and to acquire committed production capacity in an advanced fabrication facility.  The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, and Asia.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Warranty Costs

The Company generally warrants finished goods for 12 months against defects in material and workmanship under normal use.  The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic’s products minimizes warranty costs.

Note 3—Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004			2003
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(899)	25,786	$(0.03)	$(709)	24,194	$(0.03)
Effect of stock options	—	—	—	—	—	—

Diluted	$(899)	25,786	$(0.03)	$(709)	24,194	$(0.03)

	Nine Months Ended September 30,
	2004			2003
	Net loss	Shares	Per share amount	Net loss	Shares	Per share amount
Basic	$(2,796)	25,300	$(0.11)	$(2,367)	23,948	$(0.10)
Effect of stock options	—	—	—	—	—	—

Diluted	$(2,796)	25,300	$(0.11)	$(2,367)	23,948	$(0.10)

Because of the net loss experienced by the Company for the periods presented, potential common shares did not have a dilutive effect on the per share amount calculations.  For the three months ended September 30, 2004 and 2003, potential common shares of 739,000 and 2,576,000, respectively, were not included in the calculation of diluted net loss per share as they were considered anti-dilutive due to the net loss the Company experienced in these periods.  For the nine months ended September 30, 2004 and 2003, potential common shares of 1,210,000 and 1,196,000, respectively, were not included in the calculation of diluted net loss per share as they were considered anti-dilutive due to the net loss the Company experienced in these periods.  While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into a Share Purchase Agreement, as amended (the “Agreement”), a Foundry Agreement and other related agreements with Tower. Under the Agreement, the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

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

During the third quarter of 2003, the Company sold 13,218 Tower shares for proceeds of approximately $70,000 and recognized a gain of $23,000 in the statement of operations.  During the nine months ended September 30, 2003, the Company sold a total of 412,825 Tower shares for proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statement of operations.

Under the terms of the Agreement, the Company was restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004. In January 2004, the Company reclassified the shares from restricted to available for sale and began recording these shares at market value on the balance sheet in accordance with SFAS No. 115, with unrealized gains and losses recognized as other comprehensive income (loss) on the balance sheets.

As of September 30, 2004, the Company held 1,344,543 Tower ordinary shares with an accumulated other comprehensive loss of $67,000, representing the difference between the adjusted cost per share and $3.35 per share, the market value on the last day of the Company’s third fiscal quarter of 2004. The Company intends to hold 450,000 Tower shares in order to receive competitive product pricing under the agreement and has recorded these shares as a long-term investment on the balance sheet. The remaining 894,543 shares are classified as a short-term investment on the balance sheet.  In conjunction with a Tower stock offering in January 2004, the Company agreed to hold all of its Tower ordinary shares for a 180-day lockup period that ended in July 2004.

Note 5—Balance Sheet Components

	September 30, 2004	December 31, 2003
	(in thousands)
Inventory:
Raw materials	$1,196	$848
Work-in-process	4,986	3,829
Finished goods	754	578
	$6,936	$5,255

Other current assets:
Prepaid expenses	$969	$1,429
Employee receivables	16	232
Other	59	66
	$1,044	$1,727

Property and equipment:
Equipment	$13,486	$12,802
Software	11,645	10,509
Furniture and fixtures	851	896
Leasehold improvements	811	861
	26,793	25,068
Accumulated depreciation and amortization	(18,586)	(15,998)
	$8,207	$9,070

Other assets:
Prepaid wafer credits	$4,560	$4,698
Licensed intellectual property	1,237	1,490
Other	87	59
	$5,884	$6,247

Accrued liabilities:
Accrued employee compensation	$1,925	$1,666
Accrued adverse purchase commitments	610	—
Other	369	315
	$2,904	$1,981

Debt and capital lease obligations:
Notes payable to bank	$2,693	$3,432
Capital lease	937	—
Note payable	—	380
	3,630	3,812
Current portion	(2,333)	(2,031)
	$1,297	$1,781

Adverse Purchase Commitment

As of September 30, 2004, the Company accrued an adverse purchase commitment in the amount of $610,000 for wafers on order that are expected to yield no usable die.  This charge was recorded as a cost of revenue in the statements of operations for the three and nine months ended September 30, 2004.

Revolving Line of Credit and Notes Payable to Bank

Effective June 2004, the Company modified its Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement included an $8.0 million revolving line of credit available through June 2005, and an additional $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2005.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million.  Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. Terms of the various advances under the modified agreement are as follows (in thousands):

	Original Balance	Balance at September 30, 2004	Available Credit	Interest Rate	Maturity
Revolving Line of Credit:
Formula advances	n/a	$2,000	$1,938	Prime + 1%	June 28, 2005
Non-formula advances	n/a	—	4,000	Prime + 2%	June 28, 2005
Equipment Line of Credit:
Notes payable	$2,332	582	n/a	Prime + 0.75%	through December 2005
Notes payable	2,136	1,474	n/a	Prime + 2%	through December 2006
Notes payable	655	637	1,345	Prime + 2%	30 or 36 months from date of advance
Total		$4,693

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts and the payment of dividends. The Company is in compliance with the covenants of the modified agreement as of September 30, 2004.

At September 30, 2004, the prime rate under the credit facility was 4.75%. As of September 30, 2004 and December 31, 2003, $1.1 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term liabilities.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum.  Terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through 2005.  Accordingly, the Company recorded a capital asset for $1.2 million that will be depreciated over the term of the agreement, prepaid maintenance of $280,000 that will be amortized over the term of the agreement and a capital lease obligation of $1.5 million.  As of September 30, 2004, the outstanding balance under the capital lease was $937,000, of which $193,000 was classified as a long-term liability.

Note Payable

In November 2003, the Company signed a $488,000 credit agreement with a financial institution to finance its insurance payments at an interest rate of 3.0% per annum. Terms of the agreement require the Company to repay principal and interest in monthly installments of $55,000 through August 2004. As of September 30, 2004, the note payable was paid in full. As of December 31, 2003, the Company had $380,000 outstanding under the agreement, all of which was classified as a short-term liability.

Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received a prepaid royalty of $750,000. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amount paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of September 30, 2004, no royalty revenue had been earned under the agreement.

Note 6 — Employee Stock Option Plans

The Company has adopted the disclosure-only provisions of SFAS No. 123.  If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three months ended September 30, 2004 and 2003 would have been $2.0 million and $2.2 million, respectively, and net loss for the nine months ended September 30, 2004 and 2003 would have been $6.6 million and $6.8 million, respectively (see Note 2).

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to approximately 4.6 million shares of common stock.  Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period.  However, the Company could, at its discretion, implement a different vesting schedule with respect to any new stock option grant.  In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of September 30, 2004, approximately 12 million shares were reserved for issuance under the 1999 Plan.  In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years.  Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter.  However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended September 30, 2004 and 2003 was $1.87 and $3.90 per option, respectively, and for options granted during the nine months ended September 30, 2004 and 2003, was $1.98 and $2.29 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (years)	5.2	5.3	5.2	5.3
Risk-free interest rate	3.59%	3.15%	3.78%	2.96%
Volatility	82%	69%	79%	69%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of September 30, 2004, approximately 4.3 million shares were reserved for issuance under the ESPP.  In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods.  Each offering period includes four six-month purchase periods.  The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.  During the nine months ended September 30, 2004, 607,393 shares of common stock were purchased under the ESPP. There were no purchases pursuant to the Company’s ESPP during the three months ended September 30, 2004.

The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the nine months ended September 30, 2004 and 2003 was $2.24 and $0.54 per right, respectively.  The fair value of rights granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (months)	6	6	6	6
Risk-free interest rate	1.34%	1.28%	1.34%	1.28%
Volatility	81%	50%	81%	50%
Dividend yield	—	—	—	—

Deferred Stock-Based Compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans.  Compensation expense is recorded for awards of shares over the period earned.  During the nine months ended September 30, 2004 and 2003, compensation expense was zero and $145,000, respectively.  All compensation expense recorded relates to options granted in 1999 that were issued at a price lower than fair value on the grant date.

Rights Plan

In November 2001, the board of directors adopted a Rights Agreement, which provides for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of common stock to stockholders of record on December 12, 2001. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock, without the approval of the board of directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

Note 7—Income Taxes

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the associated deferred tax assets.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carry back capacity to realize deferred tax assets, and the uncertainty regarding development and market acceptance of the Company’s products.  Accordingly, no provision for income taxes was recorded for the three or nine month periods ended September 30, 2004 and 2003. The Company will continue to assess the realizability of the deferred tax assets in future periods.

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

Note 8—Related Party Transactions

Note Receivable from Officer

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bore simple interest at the rate of 5.00% per annum and was payable upon demand by the Company.  In June 2004, the note, including accrued interest, was paid in full.  The total amount of principal and interest outstanding under the note was zero and $176,000 at September 30, 2004 and December 31, 2003, respectively, and was included in other current assets on the balance sheets.

Note 9—Information Concerning Geographic Information and Major Customers

The following is a breakdown of revenue by shipment destination (in thousands):

	Nine Months Ended September 30,
	2004	2003

Revenue by country:
United States	$15,256	$13,392
Europe	7,870	5,276
Japan	5,747	4,088
China	1,128	5,982
Rest of North America	1,805	1,211
Rest of Asia Pacific	1,727	1,226
Total Revenue	$33,533	$31,175

Three distributors of the Company’s products accounted for approximately 23%, 16%, and 11% of revenue in the nine months ended September 30, 2004. Three distributors of the Company’s products accounted for approximately 20%, 18% and 13% of revenue in the nine months ended September 30, 2003.  One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 4% and 11% of revenue in the three months ended September 30, 2004 and 2003, respectively, and accounted for 2% and 17% of revenue in the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 10—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. In addition, the Company is limited in the amount that it can increase or decrease wafer volume during the forecast period.  As of September 30, 2004 and December 31, 2003, the Company had $8.9 million and $8.5 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended September 30, 2004 and 2003 was approximately $230,000 and $200,000, respectively, and for the nine months ended September 30, 2004 and 2003 was approximately $690,000 and $690,000, respectively.

Note 11—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against some investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been submitted to the court for preliminary approval.  Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases.  There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including court approval.

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person.  On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice.  One of the plaintiffs has filed a notice of appeal from the judgment.

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

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers or for new products, (2) our relationship with Tower Semiconductor Ltd. and the manufacture of products at Tower, (3) the commercial and technological success of our new products, and (4) the liquidity required to support our future operating and capital requirements.  Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  Furthermore, past performance in operations and share price is not necessarily indicative of future performance.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our ESP and FPGA products target complex, high-performance systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Compared to our competitors’ SRAM-based FPGAs, our devices provide a high level of intellectual property security since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: instrumentation and test; data communications and telecommunications; video, audio and graphics imaging; high-performance computing; and military and aerospace systems.

Our proprietary ViaLink programmable metal-to-metal technology is the core of our FPGA product families and the foundation of our ESP products families.  Along with our user-programmable platform and the associated software tools used for system design, we are able to provide our customers with a complete design capability. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and lower power consumption. Our user-programmable platform facilitates full utilization of a device’s logic cells, clocks and input/output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of Embedded Standard Products. Finally, our software enables our customers to efficiently implement their designs using our products.

In December 2000, we entered into a Share Purchase Agreement, as amended, a Foundry Agreement and other related agreements with Tower. Under the terms of the agreement, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200mm wafers in geometries of 0.18 micron, using advanced CMOS technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our entire investment requirements under the terms of the agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $3.8 million and $6.8 million in 2002 and 2001, respectively.  The adjusted cost of these shares following the write-downs was $3.40 per share.  If the fair value of our Tower investment remains below $3.40 per share, we may record additional losses on this investment.  We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the second and third quarters of 2003, we sold a total of 412,825 of the Tower shares available for sale for proceeds of approximately $2.1 million and recognized a gain of $719,000.

Under the terms of the agreement, we were restricted from selling 1,057,368 of the Tower shares until January 2004.  Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004.  In January 2004, we reclassified these shares from restricted to available for sale and began recording these shares at market value on the balance sheet.

As of September 30, 2004, we held 1,344,543 Tower ordinary shares valued at $3.35 per share, their market value on the last day of our third fiscal quarter of 2004.  Accordingly, we have recorded $67,000 of accumulated other comprehensive loss on the balance sheet at September 30, 2004 representing the difference between the adjusted cost and market value as of that date.  We intend to hold 450,000 Tower shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on the balance sheet. The remaining 894,543 shares are recorded as a short-term investment on the balance sheet.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment on the sale of products directly to systems manufacturers. However, we sell the majority of our products through point-of-sale distributors who earn a negotiated margin on the sale of our products.  We defer recognition of revenue from sales of unprogrammed products to point-of-sale distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to point-of-sale distributors. For the three months ended September 30, 2004, approximately 67% of the units shipped to our point-of-sale distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 75% and 73% in the nine months ended September 30, 2004 and 2003, respectively.

Three distributors of the Company’s products accounted for 23%, 16% and 11% of revenue in the nine months ended September 30, 2004. Three distributors accounted for approximately 20%, 18% and 13% of revenue in the nine months ended September 30, 2003. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 2% and 17% of revenue in the nine months ended September 30, 2004 and 2003, respectively.  We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our total sales and that individual distributors or customers could account for a larger portion of our revenue.

Our international sales were 55% and 57% of revenue in the nine months ended September 30, 2004 and 2003, respectively. Revenue from sales to international customers may continue to represent a significant portion of our total revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.7%	48.5%	45.0%	48.1%
Gross profit	49.3%	51.5%	55.0%	51.9%
Operating expenses:
Research and development	25.5%	24.3%	27.8%	23.9%
Selling, general and administrative	31.2%	33.7%	35.3%	37.7%
Loss from operations	(7.4)%	(6.5)%	(8.1)%	(9.7)%
Gain on sale of investment in Tower Semiconductor Ltd.	—	0.2%	—	2.3%
Interest expense	(0.6)%	(0.3)%	(0.6)%	(0.5)%
Interest income and other, net	0.5%	0.3%	0.4%	0.3%
Net loss	(7.5)%	(6.3)%	(8.3)%	(7.6)%

Three Months Ended September 30, 2004 and 2003

Revenue.  Our revenue for the three months ended September 30, 2004 was $11.9 million, an increase of 6.9% compared to revenue of $11.2 million in the three months ended September 30, 2003. This increase in revenue resulted primarily from a $1.9 million, or 35.1%, increase in sales of our Mature products.  We believe a majority of this increase is due to higher customer demand and end-of-life purchases of our pASIC1 and pASIC2 products. This increase was partially offset by a decline in our ESP revenue of $1.1 million that was primarily due to a $650,000 decrease in sales of our QuickRAM products to a single Chinese customer.

Our revenue for the three months ended September 30, 2004 was 6.4% higher sequentially, increasing to $11.9 million from $11.2 million in the three months ended June 30, 2004.  This increase resulted from a $610,000 increase in sales of our Mature products and an $110,000 increase in sales of our Advanced ESP and ESP products primarily due to an increase demand for our QuickPCI and Eclipse products.

A single supplier fabricates our pASIC1 and pASIC2 product lines under a manufacturing agreement that expires in December 2005.  As a result of the anticipated expiration of the agreement and related loss of production capability, we have announced an end-of-life for these products effective September 2005.  These products contributed $5.2 million, $4.3 million and $3.3 million of our Mature product revenue in the three months ended September 30, June 30 and March 31, 2004, respectively. Our customers that use these products may be unwilling or unable to migrate their pASIC 1 and pASIC 2 product designs to our other products.  As a result, we could experience fluctuations in demand as these customers build inventory, design systems using other suppliers components or reduce purchases of our products.  We believe we will ship some pASIC1 and pASIC2 products after September 2005, but our total revenue from these products is currently expected to decline significantly in late 2005 and thereafter.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities. Our industry is characterized by intense price competition and by lower prices as order volumes increase.  While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit.

Gross Profit. Gross profit was $5.9 million and $5.8 million in the three months ended September 30, 2004 and 2003, respectively, which was 49.3% and 51.5% of revenue for those periods. The $130,000 improvement in gross profit was primarily due to higher revenue which contributed additional gross profit of approximately $510,000 and the sale of products with a higher gross profit margin accounting for approximately $420,000, partially offset by one-time charges totaling $790,000 related to wafers of one product not expected to yield usable die.  These wafers were either on hand or on order under firm purchase commitments.

Research and Development Expense. Research and development expense was $3.0 million and $2.7 million in the three months ended September 30, 2004 and 2003, respectively, which was 25.5% and 24.3% of revenue for those periods. The increase of approximately $330,000 was primarily due to an increase of $230,000 for the testing and qualification of new products and an increase of $70,000 for pre-production material and mask expenses.  These expenses were primarily related to the development of our Eclipse II and QuickMIPS Advanced ESP products.

Selling, General and Administrative Expense. Selling, general and administrative expense was $3.7 million and $3.8 million for the three months ended September 30, 2004 and 2003, respectively, which was 31.2% and 33.7% of revenue for those periods. The

$40,000 decrease in SG&A expense was primarily the result of a decrease of $140,000 in compensation expense, a decrease of $80,000 in depreciation expense and a decrease of $70,000 in sales representative commissions, partially offset by an increase of $180,000 in consulting fees that were primarily associated with Sarbanes-Oxley compliance matters and a $60,000 increase in travel expenses.

Interest Expense.  Interest expense was $69,000 for the three months ended September 30, 2004 compared to $33,000 for the three months ended September 30, 2003.  This increase was primarily due to higher average outstanding balances and interest rates.

Interest and Other Income, Net.  Interest and other income, net was $60,000 of income for the three months ended September 30, 2004 compared to $29,000 of income for the three months ended September 30, 2003. This increase in interest and other income, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates.

Provision for Income Taxes.  No provision for income taxes was recorded for the three months ended September 30, 2004 or 2003 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include our history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Nine Months Ended September 30, 2004 and 2003

Revenue.  Our revenue for the nine months ended September 30, 2004 was $33.5 million, an increase of 7.6% compared to revenue of $31.2 million in the nine months ended September 30, 2003. This increase in revenue resulted primarily from a $3.9 million increase in sales of our Mature products and a $1.5 million, or 56.9%, increase in sales of our Advanced ESP products.  The increase in our Mature product revenue is primarily due to an increase of $2.9 million in pASIC1 and pASIC2 which we believe is due to higher customer demand and end-of-life purchases.   The increase in Advanced ESP product revenue is primarily due to sales of Eclipse products to a single customer, purchasing product through a distributor.  These increases were partially offset by a decline in our ESP revenue of $3.0 million primarily due to a $3.8 million decrease in sales of our QuickRAM products to a Chinese systems manufacturer, our largest customer in the nine months ended September 30, 2003.  Total sales to this Chinese customer declined by $4.5 million in the nine months ended September 2004 compared to the nine months ended September 2003.

Gross Profit. Gross profit was $18.5 million and $16.2 million in the nine months ended September 30, 2004 and 2003, respectively, which was 55.0% and 51.9% of revenue for those periods. The $2.3 million improvement in gross profit was primarily due to sales of products with a higher gross margin contributing approximately $2.7 million and higher revenue contributing gross profit of approximately $1.4 million. These improvements were partially offset by a one-time charge totaling $790,000 related to wafers of one product not expected to yield usable die, $600,000 of lower absorbed overhead and a $660,000 lower benefit from the sale of previously reserved inventory.

Research and Development Expense. Research and development expense was $9.3 million and $7.5 million in the nine months ended September 30, 2004 and 2003, respectively, which was 27.8% and 23.9% of revenue for those periods. The increase of approximately $1.9 million was primarily due to an increase of $1.3 million in preproduction material and mask expenses, and an increase of $500,000 for the testing and qualification of new products.

Selling, General and Administrative Expense. Selling, general and administrative expense was $11.8 million and $11.7 million for the nine months ended September 30, 2004 and 2003, respectively, which was 35.3% and 37.7% of revenue for those periods. The $80,000 increase in SG&A expense was primarily the result of a $760,000 increase in consulting costs related to a computer software upgrade and Sarbanes-Oxley compliance matters and an increase of $180,000 in legal costs.  These increases were partially offset by a decrease of $410,000 in the provision for bad debt as a result of no additions to the allowance for doubtful accounts in 2004, a decrease of $260,000 in depreciation expense, and a decrease of $210,000 in insurance expense.

Interest Expense.  Interest expense was $199,000 for the nine months ended September 30, 2004 compared to $149,000 for the nine months ended September 30, 2003.  This increase was primarily due to higher average outstanding balances and interest rates.

Interest and Other Income, Net.  Interest and other income, net was $127,000 of income for the nine months ended September 30, 2004 compared to $89,000 of income for the nine months ended September 30, 2003. This improvement in interest and other income, net is primarily due to increased interest received as a result of higher invested cash balances and higher interest rates.

Provision for Income Taxes.  No provision for income taxes was recorded for the nine months ended September 30, 2004 or 2003 because we incurred a loss. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we recorded a full valuation allowance against the related tax benefit. These factors include our history of losses, the intensely competitive and rapidly changing market in which we compete, the lack of carry back capacity to realize deferred tax assets, and uncertainty regarding market acceptance of our products. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. At September 30, 2004, our principal sources of liquidity consisted of our cash and cash equivalents of $27.0 million, available credit under our agreement with Silicon Valley Bank of approximately $7.3 million, and our short-term investment in Tower with a market value of approximately $3.0 million. We also have 450,000 Tower shares with a market value of $1.5 million that are classified as a long-term investment since we are required to hold at least this number of shares to obtain competitive wafer pricing from Tower.

At September 30, 2004, our interest-bearing debt consisted of $4.7 million outstanding from Silicon Valley Bank and $937,000 outstanding under a capital lease.  At September 30, 2004, our accumulated deficit was $113.7 million.  Capital expenditures, which are largely driven by the development and initial manufacturing of new products, could be up to $4.0 million in the next 12 months.

In June 2004, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement included an $8.0 million revolving line of credit available through June 2005 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2005. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million.  At September 30, 2004, under the revolving line of credit, we had borrowed $2.0 million and had available formula and non-formula advances totaling $5.9 million. At September 30, 2004, we had an outstanding balance of $2.7 million and had $1.3 million available to draw under the equipment line of credit. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts and the payment of dividends.

As of September 30, 2004, we also had $937,000 outstanding under a capital lease obligation. The capital lease obligation bears interest at 6.0% per annum and is being repaid in quarterly amounts of $196,000 through October 2005.

Our Condensed Unaudited Consolidated Statements of Cash Flows reflect the changes in our unrestricted cash and cash equivalents.

Net cash from operating activities

Net cash provided by operating activities was $2.9 million in the nine months ended September 30, 2004.  The cash provided resulted primarily from the net loss of $2.8 million, adjusted for $4.0 million of non-cash charges including depreciation and amortization of $3.3 million and reserves for excess inventory of $385,000.  In addition, changes in working capital accounts provided cash in the amount of $1.7 million primarily as a result of an increase of $1.7 million in accrued liabilities due in part to an increase in deferred revenue from shipments made to our distributors and the accrual of an adverse purchase commitment, a decrease in accounts receivable of $1.2 million due to improved collections efforts and the timing of shipments in the period, and a decrease in other assets of $931,000 primarily due to the amortization of prepaid expenses and the repayment of a related party loan, partially offset by an increase in inventory of $2.1 million principally due to an increase in raw materials and work-in-process inventory to fulfill customer demand and to acquire programming hardware for sale to customers and a decrease in accounts payable of $118,000 primarily due to the timing of wafer receipts and vendor payments.

In the nine months ended September 30, 2003, our positive operating cash flow of $4.4 million resulted from a net loss of $2.4 million, adjusted for $3.4 million of non-cash charges and reconciling items including depreciation and amortization of $3.2 million, an increase in our reserve for excess inventory in the amount of $432,000, and a $307,000 write-off of long-lived assets related to a specific product that is not expected to achieve significant production volume, partially offset by $719,000 for our gain on sale of Tower shares.  In addition, changes in working capital accounts provided cash of $3.4 million primarily as a result of lower accounts receivable balances of $2.0 million due to strong shipments early in the third quarter and improved collection efforts, lower inventories of $648,000, and lower other assets of $1.6 million primarily due to the termination of our deferred compensation plan during the first quarter of 2003, partially offset by a $908,000 reduction in accounts payable and accrued liabilities due to the timing of payments on outstanding liabilities.

Net cash from investing activities

Net cash used for investing activities for the nine months ended September 30, 2004 was $1.2 million as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.  Also in the nine months ended September 30, 2004, we entered into a capital lease obligation to acquire design software and related maintenance.

At the inception of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million, and prepaid maintenance expenses of $280,000 on the balance sheet.  This transaction was treated as a non-cash transaction in our statement of cash flows.  Net cash provided by investing activities for the nine months ended September 30, 2003 was $411,000 as a result of $2.1 million in proceeds from the sale of Tower shares, partially offset by $1.7 million of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash used by financing activities was $1.2 million for the nine months ended September 30, 2004.  The use of funds was due to scheduled repayments of $2.3 million under the terms of our long-term obligations and a $900,000 repayment of our revolving line of credit, partially offset by $1.4 million of proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $655,000 of proceeds from borrowings under our equipment line of credit.

Net cash provided by financing activities was $7.6 million for the nine months ended September 30, 2003.  Our positive cash flow from financing activities was due to $9.0 million of restricted cash being reclassified as unrestricted under the terms of our credit facility and due to $1.6 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, partially offset by $3.1 million used for debt and revolving line of credit repayments.

We require substantial cash resources to fund our business, particularly to finance our operating losses, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of sales and gross profit; market acceptance of our existing and new products; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes and related wafer purchase commitments; the quality of our products, sales and marketing efforts; changes in operating assets and liabilities; our ability to obtain debt and insurance premium financing and to remain in compliance with the terms of our credit facilities; our ability to raise funds from the sale of Tower shares; the exercise of employee stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will fund any operating losses, capital expenditures of up to $4.0 million, and provide adequate working capital for at least the next 12 months.  As our liquidity is affected by many factors as mentioned above and as discussed in our Risk Factors, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including the levels at which we maintain inventory, the ability to timely collect amounts due from customers, costs of securing access to adequate manufacturing capacity, our level of revenue and gross profit, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual cash obligations
Operating leases	$2,870	$657	$1,227	$986	$—
Wafer purchases (1)	8,871	8,871	—	—	—
Other purchase commitments	1,295	1,295	—	—	—
Total contractual cash obligations	13,036	10,823	1,227	986	—

Other commercial commitments (2)
Revolving line of credit	2,000	2,000	—	—	—
Notes payable to bank	2,693	1,589	1,104	—	—
Capital lease obligations	937	744	193	—	—
Adverse purchase commitment	610	610	—	—	—
Total commercial commitments	6,240	4,943	1,297	—	—

Total contractual obligations and commercial commitments	$19,276	$15,766	$2,524	$986	$—

(1)    Certain of our wafer manufacturers require us to forecast wafer starts several months in advance.  We are committed to take delivery of and pay for a portion of forecasted wafer volume.  Wafer purchase commitments of $8.9 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 30, 2004.

(2)    Other commercial commitments are included as liabilities on our balance sheet as of September 30, 2004.

Inflation

The impact of inflation on our business has not been material for the periods presented.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include revenue recognition, allowance for doubtful accounts, sales returns and allowances, asset impairment, and inventory valuation including product obsolescence.  We believe that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. For a discussion of our general accounting policies, please see Note 2 to the Condensed Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 9, 2004.

Risk Factors

We may be unable to accurately estimate quarterly revenues, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility of current quarter revenue, and our revenue level can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on hand or on order and the capacity available for us at our contract manufacturers.  In addition, a significant portion of our revenue is recognized when our distributors complete sales of our products to end customers. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors.  Inaccurate distributor resale or inventory reports could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenues, or if our available capacity is less than we need to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million as a result of our relationship with Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production yields and capacity in a timely manner, the value of our investment in Tower may decline significantly, or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment remains below $3.40 per share or the wafer credits are deemed to be impaired, we may record additional losses. At September 30, 2004, the aggregated value of our Tower investment and wafer credits recorded on our balance sheet was $9.1 million.

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

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority or be unable to successfully manufacture our products to meet performance, volume or cost targets

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 product families under an agreement that expires in December 2005. While we may be able to purchase wafers after 2005, we do not have a firm capacity commitment from the supplier.  As a result, we have announced an end-of-life for these products and that we will not be able to supply these products after 2005.  Revenue from these products was $5.2 million, $4.3 million and $3.3 million in the three months ended September 30, June 30 and March 31, 2004, respectively. Our customers that use these products may be unwilling or unable to migrate their designs to our other products; as a result we could experience fluctuations in demand for these products as these customers build inventory, design systems using devices supplied by others or reduce purchases of our products. In addition, demand for these products may increase above our available capacity as customers request extra inventory in anticipation of our pASIC1 and pASIC2 end-of-life.  If we are unable to migrate these customers to other products, if we are unable to increase revenue from our other products, or if we are unable to obtain adequate capacity, our revenue and gross profit may decline and our operating results would be adversely affected.

Fluctuations in our manufacturing processes and product yields and quality, especially for new products, may increase our costs

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional, and manufacturing fluctuations may change the performance distribution of manufactured products. We have, in the recent past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with slower than normal performance. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, we would incur substantially higher manufacturing costs and inventory shortages and our business would suffer.

Yield reductions frequently occur in connection with the manufacture of newly introduced products, with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our QuickMIPS and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected service levels, quality levels and product costs. While we test our products, they may still contain errors or defects that we find only after we have commenced commercial production, that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products are discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have significant customers and limited visibility into the long-term demand for our products, which makes our revenues subject to significant fluctuations

A few of our customers can represent a significant portion of our total revenue in a given reporting period. Future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, one customer purchasing primarily Advanced ESP devices through a distributor accounted for 14% of our revenue in the first quarter of 2004 and for 4% of our revenue in the second quarter of 2004.  Another customer, purchasing product through a different distributor, accounted for 17% of our revenue in the nine months ended September 30, 2003, but has only accounted for 2% of our revenue in the nine months ended September 30, 2004. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we have made significant investments in long-lived assets for the production of several products. If demand for or gross margin generated from these products does not meet our expectations, we may be required to write-off inventory or expense long-lived assets, which would materially harm our business.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

We may spend significant time and money to design and develop products around an industry standard or emerging technology. To date, we have introduced product families, such as QuickPCI and QuickMIPS, that are designed to support a specific industry standard. If an industry standard or emerging technology that we have identified fails to achieve broad market acceptance in our target markets, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

We design and develop products that support a limited number of industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. Typically the expertise required is unique to each industry standard, and we would likely have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, new features, reliability and/or cost savings to our customers. For example, our new Eclipse II and QuickMIPS product families are produced at Tower’s new advanced fabrication facility. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off inventory and related long-lived assets.

We may not have the liquidity to support our future capital requirements

Our cash balance at September 30, 2004 was $27.0 million. At September 30, 2004, our interest-bearing debt consisted of $4.7 million outstanding from a banking institution, and $937,000 of capital lease obligations. At September 30, 2004, we had approximately $5.9 million of short-term debt available to borrow under our credit facility with a banking institution and $1.3 million available to borrow against future capital expenditures. We had 1,344,543 available for sale Tower ordinary shares worth approximately $4.5 million based upon the market closing price of $3.35 per share at the end of our reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the development and initial manufacturing of new products, could be up to $4.0 million in the next twelve months.

As a result of these potential investments, as well as research and development expenses, selling, marketing and administrative expenses, a history of losses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit to generate positive cash flow in the future. Whether we can achieve cash flow levels sufficient to support our operations on a continuing basis cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results could be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly, or not possible, especially in the short term since most of our products have only a single fabrication and assembly source. Our failure to adequately forecast demand for our products could materially harm our business.

We have a history of losses and cannot assure you that we will return to profitability

We incurred significant losses in the past. Our accumulated deficit as of September 30, 2004 was $113.7 million. We cannot assure you that we will be profitable in any future periods, and you should not rely on our historic revenue or our profitability in certain years prior to 2001 as any indication of our future operating results or prospects.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice. We may lose distributors in the future and we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to effectively market, sell and support our products. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in a severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at costs that generate adequate gross profit, or in sufficient quantities. Since we outsource all of our manufacturing and have only a single-source of wafer supply, test and assembly for most of our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

Our distributors and customers may cancel purchase orders at any time with little or no penalty. Contractually, our distributors are generally permitted to return unprogrammed products worth up to 10%, by value, of the products they purchase from us. If our distributors or customers cancel or defer significant purchase orders or our distributors or customers return our products, our accounts receivable collections would decrease and inventories would increase, which could materially harm our business.

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

We also face competition from companies that offer ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as Motorola, Inc., or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

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

Because it is critical to our success that we continue to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and other third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

The Financial Accounting Standards Board’s, or FASB’s, proposed Statement 123R may cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

FASB has proposed Statement 123R, “Share-Based Payment,” which if adopted would require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If this accounting pronouncement had been in effect during the current period, we estimate that we would have reported a significantly higher net loss.

Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt.  We do not use derivative financial instruments to manage our interest rate risk.  We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk.  Our excess cash is generally invested in government issued securities, commercial paper and other instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. Since 2001, we have conducted a portion of our research and development activities in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23% and 22% of total operating expenses in the nine months ended September 30, 2004 and 2003, respectively. A majority of these expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $550,000 in the nine months ended September 30, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We continuously evaluate our internal controls and make changes to improve them.

As required by Section 404 of the Sarbanes-Oxley Act, our management, including our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, while no cost-effective control system will preclude all errors and irregularities, our current disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person.  On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice.  One of the plaintiffs has filed a notice of appeal from the judgment.

Item 6. Exhibits

a.               Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to QuickLogic’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: November 10, 2004	Carl M. Mills
Vice President of Finance and Chief Financial Officer (as principal accounting and financial officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (1)	Bylaws of the Registrant
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to QuickLogic’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).