Form 10-K
period 2005-01-02
QUICKLOGIC CORPORATION
filed 2005-03-17
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: January 2, 2005

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2004, the Registrant’s most recently completed second fiscal quarter, was $64,054,352 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 11, 2005 Registrant had outstanding 26,433,352 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on or about April 26, 2005.

EXPLANATORY NOTE

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause the business and results of operations of QuickLogic Corporation (the “Company”, “we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenue or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products, any statements regarding future economic conditions or performance, any statements relating to our projected capital expenditures, any statements of belief and any statements of assumptions underlying the foregoing.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Item 7 hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

ITEM 1.   BUSINESS

Overview

QuickLogic Corporation, founded in 1988 and reincorporated in Delaware in 1999, operates in a single industry segment where it designs and sells field programmable gate arrays, or FPGAs, Embedded Standard Products, or ESPs, associated design software, and programming hardware. Our FPGA and ESP devices are standard products that can be programmed to perform desired logic functions. In 1991, we introduced our first line of FPGAs based upon our ViaLink™ technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency enable us to deliver differentiated silicon solutions to our customers.

QuickLogic pioneered a new class of semiconductors, ESPs, to address the design community’s demand for an alternative to existing options. First introduced in September 1998, ESPs combine standard functions with programmable logic in a single package. Competitively, ESPs can offer significant power, performance, time-to-market, cost, and design security benefits when compared to traditional FPGAs; lower cost of ownership, time-to-market and increased system flexibility benefits when compared to the use of application specific integrated circuits, or ASICs; and increased system flexibility, product differentiation and design security benefits when compared to application specific standard products, or ASSPs. We believe that developing products around our ViaLink technology allows us to provide products that address the design flexibility, system power, performance, intellectual property security and price points demanded by our target markets.

Our most recent product offerings include our Eclipse™ II and QuickPCI® II product families and additions to our QuickMIPS product family. We architected and designed Eclipse II to provide a low-power solution requiring medium to small amounts of programmable logic. Eclipse II devices are the lowest-power FPGA products available on the market today. These devices offer low power consumption during all phases of operation—power-up, stand-by and dynamic operation.

Our ESP and FPGA products target complex, high-performance embedded systems in rapidly changing markets where manufacturers seek to add functionality, enhance system performance, improve time-to-market and/or establish competitive barriers through the integration of unique system logic. Examples include:

•       battery operated or “powered by wire” computing and consumer peripherals where time-to-market, power dissipation and system performance are critical;

•       portable medical applications (defibrillators and patient monitoring equipment) which demand very low power and high reliability;

•       gaming applications which value the intellectual property (IP) security of our products; and

•       military and aeronautic applications which value the instant on, design security and high reliability of our products.

The power advantage, high performance and small form factor of our new Eclipse II and QuickPCI II products are ideal for power-sensitive embedded applications that need to efficiently integrate graphics, networking and/or storage capabilities. The Eclipse II and QuickPCI II products are being designed into applications for markets and customers that are new to us, including:

•       display applications incorporating digital video interface, the industry standard communication protocol used in flat panel televisions and projectors;

•       personal digital assistants, or PDAs, where our devices provide an intelligent connection between a processor’s local bus and an 802.11 Wi-Fi module; and

•       portable media players, where our devices allow a processor to access a micro hard disk drive.

Our products provide a low-power solution while supporting the high bandwidth required for these applications.

In addition, the low power consumption, high performance and small form factor of our new devices allows us to engage with other semiconductor companies, who can expand their served market by promoting the use of our devices in low-power embedded systems. One of our strategies to increase product demand is to partner with other semiconductor companies to develop additional intellectual property, reference platforms and system software to provide application solutions to our customers. We are targeting processor manufacturers such as Renesas Technology Corp. and companies that supply graphics, networking or storage components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that incorporates engineering collaboration, such as reference designs, joint account calls and promotional activities.

We provide our customers with development tools by licensing our QuickWorks® and QuickTools™ design software and selling our programming hardware.

Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq National Market under the symbol “QUIK”.

Our fiscal year ends on the Sunday closest to December 31. The fiscal years 2004, 2003 and 2002 ended on January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Our 2004 fiscal year was 53 weeks long, and our third fiscal quarter of 2004 was 14 weeks long. Our 2003 and 2002 fiscal years were 52 weeks long. For presentation purposes, the financial information has been presented as ending on the last day of the nearest calendar month.

Product Technology

The key components of our ESP and FPGA product families are our ViaLink programmable metal-to-metal technology, our user-programmable platform and the associated software tools used for system design. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. The one-time programmable nature of our ViaLink technology also provides our customers with superior intellectual property security, since it is practically impossible to clone or reverse engineer logic that is programmed using our ViaLink technology. Our ViaLink-based products are “instant on” and operate immediately when power is restored to a system, unlike products from our larger SRAM-based competitors that require a configuration period when power is restored to a system. Our user-programmable platform and design software facilitates full utilization of a device’s logic cells, clocks and input/output pins. Our architecture maximizes interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use QuickLogic devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of Embedded Standard Products, and enables us to develop ESPs that support bandwidth intensive applications such as 64-bit 66 MHz PCI.

Industry Background

Competitive pressures are forcing system manufacturers to bring new systems to market with improved functionality in shorter design cycles using less engineering resources. Silicon suppliers are responding to these market forces with different classes of highly integrated logic semiconductors, which are used in complex electronic systems to coordinate the functions of other semiconductors, such as microprocessors or memory. There are three types of advanced logic semiconductors:

•       ASICs—ASICs are custom devices designed to meet the needs of one specific application for one end customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of customization to broaden the applicability of a device for additional applications;

•       ASSPs—ASSPs are fixed-function devices designed to address a relatively narrow set of applications. These components typically integrate a number of common peripherals. The functionality of these devices is fixed prior to wafer fabrication; and

•       Programmable logic devices, or PLDs—PLDs are general-purpose devices, which can be used by a variety of electronic systems manufacturers, and are customized after purchase for a specific application. Field programmable gate arrays, or FPGAs, are a subset of this category, and are typically used to implement complex system functions.

Historically, systems manufacturers have relied heavily on ASICs to implement the advanced logic required for their products. ASICs provide high performance due to customized circuit design and can provide low unit cost when very large quantities are purchased. However, because ASICs are design-specific devices, they require long development and manufacturing cycles, which can extend or delay product introductions and are functional only for a very limited number of products. In addition, because of the expense associated with the design of ASICs, they are cost effective only if they can be manufactured in high volumes. Finally, once ASICs are manufactured, their functionality cannot typically be changed to respond to evolving market demands.

ASSPs have become widely utilized, as industry standards have developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

•       Peripheral Component Interconnect, or PCI, mini-PCI and CardBus, which are standards developed to provide a high-performance, reliable and cost-effective method of connecting high-speed devices within a system;

•       Ethernet, a widely used local area network, or LAN, transport standard that controls the interconnection between systems;

•       Wireless LAN (also referred to as IEEE 802.11x or WLAN), which transfers information wirelessly between two or more discrete systems; and

•       Secure Digital Input/Output, or SDIO, which allows the secure exchange of data, enabling usage restrictions to satisfy copyright holders.

Compared to ASICs, ASSPs offer the systems designer shorter development time, proven functionality, lower risk and reduced development cost. Since the devices are offered broadly to the market, it is challenging for a systems supplier to solely leverage these devices to differentiate their offering from competitors. Additionally, since these devices are relatively generic when compared to ASICs, it is highly likely that a systems supplier will need to supplement the ASSP with additional components to meet their unique system requirements. Much like ASICs, these devices cannot be modified by the system supplier to support changing system requirements or to address new markets.

Programmable logic devices are often used by system manufacturers to add logic features to their systems, to adapt to rapidly changing industry standards, to increase system performance by performing logic functions in programmable logic instead of a microprocessor, or to supply a programmable connection between several ASSPs. Programmable logic has a fundamental advantage over an ASIC in that programmable logic enables faster time to market with shorter design cycles. In addition, PLDs are standard products sold to many customers for use in many applications with off-the-shelf availability. Since ASICs are custom components architected and manufactured to a customer specification, ASICs have a relatively long time-to-market, high technical risk and large development cost for the systems supplier. Because PLDs are programmable, they provide systems manufacturers with the flexibility to customize and thereby differentiate their systems or expand their served market, unlike ASSPs. PLDs also enable systems manufacturers to change the logic functionality of their systems after product introduction without the expense and time of redesigning an ASIC. However, PLDs are generally more expensive than ASSPs and ASICs of equivalent functionality because they require more silicon area and typically offer lower performance than fixed function devices, such as ASSPs and ASICs.

Industry Future: A True System-on-a-Chip?

Over the past few years, semiconductor manufacturers have migrated to smaller process geometries. These smaller process geometries enable more logic elements to be incorporated in a single chip using less silicon area. Components known as system-on-a-chip, or SoC, are available from a broad range of suppliers and integrate a combination of logic, memory and a microprocessor on a single chip. Advantages of the single-chip approach to systems manufacturers include:

•       simplified system development;

•       reduced time-to-market;

•       elimination of delays associated with the transfer of data between chips;

•       smaller physical size;

•       lower power dissipation;

•       greater reliability; and

•       lower cost.

However, the expense associated with bringing a SoC to market has risen to the point where significant decisions regarding the appropriate level of integration have to be made in order to achieve an attractive return on investment. Factors include profit margin, breadth and size of markets addressed and the time to market. The competitive pressures of time-to-market, incorporation of new industry standards, product costs, system performance and development expenses are causing many companies to use multiple intelligent components on a printed circuit board to supplement an SoC or instead of an SoC.

QuickLogic’s Solutions

Our products are based on our patented ViaLink technology and user-programmable platform, and associated QuickWorks and QuickTools design software. We have leveraged our unique ViaLink technology to develop products with the lowest power consumption available in an FPGA product, high performance, design security, small form factor and price points demanded by our target markets. Specifically, our products are capable of delivering the system-level functionality of ASSPs and the flexibility and rapid time-to-market of FPGAs in a single device. We believe our ESPs offer the following specific advantages:

•       Lower Power Consumption.   Our ViaLink technology results in low power products compared to FPGA devices that use SRAM technology to implement programmable logic. Our products have low power consumption during power-up, quiescent and dynamic modes of operation. In addition, fixed function elements embedded in our ESPs are consistently more power efficient than implementations using SRAM-based FPGA technology. Furthermore, by integrating the functionality of multiple chips into one piece of silicon, the power consumed through I/Os driving off-chip through a printed circuit board, or PCB, is typically reduced by a significant amount;

•       Shorter Development Time.   With a multiple chip design, systems designers must solve complex routing and timing issues between devices. A single chip ESP provides an “out-of-the-box” solution to the timing issues between devices and simplifies software simulation, leading to shorter development cycles and the utilization of fewer resources;

•       Design Security.   The FPGA portion of our ESPs provides more security for our customers’ intellectual property than SRAM-based FPGAs;

•       Increased Performance for a Power Budget.   Our low-power Eclipse II and QuickPCI II products are architected to provide high performance at very low power, making them compelling for low-power embedded systems supporting relatively large bandwidth;

•       Lower Cost of Ownership.   We allow customers to bring products to market quickly and to preserve their investment in system software across multiple designs; and

•       Increased Reliability.   Since ViaLink-based products do not rely on a SRAM-cell to define and maintain its functionality, the device’s continued operation is consistently more robust in harsh environments than SRAM-based FPGA products.

Our Eclipse and QuickRAM devices combine programmable logic with dedicated memory blocks. These ViaLink-based products offer high performance at low power, security of intellectual property and competitive pricing when compared to alternative FPGA solutions. Our newest FPGA family, Eclipse II, was announced in 2003 and began limited production shipments in 2004. Our Eclipse II family of FPGAs consists of medium to low density FPGAs that have the lowest power consumption in the FPGA industry.

Designs using Eclipse II achieve significantly longer system battery life than designs based on rival FPGA architectures, due to ultra-low power consumption during power-up, quiescent, and dynamic states. Quiescent power consumption of the Eclipse II family of devices is 20 to 400 times lower than other FPGAs of similar density.

Some ESPs contain a programmable logic array, SRAM memory blocks, and dedicated functions such as PCI interface blocks. These products combine the low power, security of intellectual property and competitive pricing of our other ViaLink-based products, with the proven performance and short time to market provided by incorporating additional standard features. For instance, many of today’s embedded electronic systems wish to provide connectivity using peripheral component interconnect, or PCI, in order to leverage low-cost display, networking and storage peripherals originally developed for the personal computer market. Implementing PCI on a semiconductor product requires multiple pins and increases costs, and as a result the majority of embedded processor suppliers do not integrate PCI with their full line of microprocessors. Our QuickPCI II devices can provide a proven, cost-effective, low-power connection between the local bus of the processor and the display, networking or storage component. This family is supported with a range of comprehensive software and hardware development kits that allows the developer to focus on adding value to the end product without the requirement of first becoming an expert on an industry-standard system bus.

We also feature a QuickMIPS family of “programmable system-on-a-chip” ESP devices that blend an embedded processor subsystem, common peripherals (Ethernet MACs, PCI, UARTs, etc.) and programmable logic on a single piece of silicon. During 2003, we announced new QuickMIPS products and started limited production shipments during 2004. All QuickMIPS devices include a 32-bit RISC processor and tightly coupled memory subsystem, standard peripherals and programmable logic. On-chip PCI and Ethernet interfaces simplify the connection to a broad range of standard or emerging networking standards. The on-chip programmable logic can be used to implement proprietary algorithms such as data compression or encryption, thereby offloading the microprocessor and improving system performance while reducing power consumption. We offer our QuickMIPS customers development platforms and the ability to work with a variety of operating systems. As a result, designers can utilize proven hardware and software modules, greatly improving their time-to-market and reducing development risk.

The QuickLogic Strategy

Our objective is to be the indispensable provider of intelligent, programmable interconnect solutions, primarily for low-power embedded systems. We believe that our ESPs—products that integrate standard functions and programmable logic—provide our customers with low power consumption, IP security and flexibility at cost-effective prices while meeting system performance requirements. We believe these devices enable systems manufacturers to improve time-to-market and add features or performance to their embedded applications. To achieve our objective, we have adopted the following strategies:

Extend Technology Leadership

Our ViaLink technology, FPGA architecture, ASSP design capabilities, user-programmable platform and proprietary software design tools allow us to provide our customers with a unique solution to their design requirements. We intend to continue to invest in the development of these technologies and to utilize such developments in future innovations of our products. We also intend to focus engineering resources on developing system-level ESP solutions.

Provide Complete System Solutions

We recognize that today’s embedded system manufacturers are requiring silicon suppliers to deliver more than simply components and we have structured our organization and business initiatives to meet this challenge by:

•       Partnering with Component Suppliers:   The low power consumption, small form factor and high intellectual property security of our Eclipse II and QuickPCI II devices are compelling for customers and for other component suppliers, who can use QuickLogic products in reference designs or application notes to expand their served markets. We are developing and intend to develop relationships with tier-one suppliers of processor-based ASSPs and networking components such as Wireless LAN chipsets, display and storage components. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that incorporates engineering collaboration, such as reference designs, joint account calls and promotional activities.

•       Providing Design Services:   These services extend our customers’ technical capabilities and shorten their time to market by supplementing their design teams with our experts in programmable logic design and embedded systems.

•       Developing “Beyond the Silicon” Products:   These value-added services for system manufacturers include power-aware tools that enable customers to minimize power consumption during the early stages of application design; predefined system functions delivered as intellectual property, or IP, cores; software drivers; reference designs; unique intellectual property optimized for use in QuickLogic’s programmable devices; and technical support.

Strategic Suppliers

As a part of our ESP strategy, we have formed strategic relationships with MIPS Technologies, Tower Semiconductor Ltd., Amkor Technology, Inc. and other companies to expand the range of technology that we embed in our products. These alliances are an essential element of our ESP strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in intellectual property development, wafer fabrication and packaging, we can devote our efforts to the development of targeted, well-defined products.

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

Additionally, MyDesign.com, our secure design-support portal individualized for each of our customers, is an innovative way to serve and communicate with customers. It provides us with the ability to exchange information and advance system designs using our ESP and FPGA products.

Customers and Markets

The following is a representative list by industry of our current customers and the markets in which they do business:

Industry	Customer	Application
High-Performance Computing	IBM	RAID controller
	Unisys	Servers
Instrumentation and Test	ASML	Semiconductor manufacturing equipment
	Honeywell	Aircraft navigation and flight controls
	Medtronic	Medical electronics
	National Instruments	PC-based instrumentation boards
	Teradyne	Semiconductor test equipment
	Yokogawa	Semiconductor test equipment
Data Communications and Telecommunications	Agere	Wireless access systems
	Alcatel	Fiber optic transmission equipment
	Emulex	Storage Area Network equipment
	Motorola	Cellular base stations
	Nortel	Telecom switching equipment
Video, Audio and Graphics Imaging	Konami	Gaming platforms
	Loronix	Video imaging equipment
	Samsung	Flat panel display controllers
	Sony	Industrial video cameras
Military & Aerospace Systems	BAE Systems	Military flight controls
	DY-4	VME-based computer systems
	General Dynamics	Military communications equipment
	L-3 Communications	Aircraft data recorders
	MBDA	Munitions
	Northrop Grumman	Air traffic control systems

In addition, a Chinese systems manufacturer, purchasing our products through a distributor, accounted for 3%, 14% and 3% of revenue in 2004, 2003 and 2002, respectively. This customer used our products in a high-performance computing application.

A significant portion of our revenue comes from distributors and from sales to customers located outside of the United States. Please see Note 13 to our Consolidated Financial Statements.

In the past, there has not been a predictable seasonal pattern to our business.

Sales and Technical Support

We sell our products through a network of sales managers, independent sales representatives and point-of-sale distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have regional sales operations in California, Minnesota, Texas, Massachusetts, New Hampshire and Maryland. We also have international sales operations in Canada, India, England, Germany, China, Japan, Hong Kong and Taiwan. Our sales personnel and independent sales representatives are responsible for sales and applications support for a given region of responsibility, generally focusing on major strategic accounts. Our customers typically order our products through our distributors. Distributors also create demand for our devices, generally focusing on customers who are not directly served by our sales managers.

Currently, we have two distributors in North America, and a network of 14 distributors throughout Europe and Asia to support our international business. These distributors work with our regional sales managers in discovering new opportunities and providing technical support and other value-added services.

We provide systems manufacturers with comprehensive technical support, which we believe is critical to remaining competitive in the markets we serve. Our factory-based field and distributor applications support organizations provide pre-sales and on-site technical support to customers. Our design services organization extends our customers’ technical capabilities by supplementing their design teams with our experts in programmable logic design and embedded systems.

Backlog

We do not believe that backlog as of any particular date is indicative of future results. A majority of our quarterly shipments are typically booked during the quarter. Our sales are made primarily pursuant to standard purchase orders issued by OEM and distributor customers. Under our standard terms and conditions, a significant portion of our backlog is subject to cancellation or reschedule by these customers. Our distributor backlog is also subject to price adjustments upon the resale of the related inventory; as a result the total value of our backlog is not indicative of the related revenue. We believe that generally only a small portion of our backlog, excluding end-of-life programs, is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Competition

The semiconductor industry is intensely competitive and is characterized by constant technological change, rapid rates of product obsolescence and price erosion. A number of companies offer products that compete with one or more of our products. Our existing competitors include: suppliers of conventional standard products, such as PLX Technology; suppliers of CPLDs including Lattice Semiconductor and Altera; suppliers of FPGAs, particularly Xilinx and Actel; and suppliers of embedded processors, such as Integrated Device Technology and Freescale Semiconductor. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources, than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. As we introduce additional ESPs, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by these ESP devices. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies.

We believe that important competitive factors in our market are power consumption, performance, price, length of development cycle, installed base of development systems, adaptability of products to specific applications, ease of use and functionality of development system software, reliability, design services, technical service and support, wafer fabrication capacity and sources of raw materials, market presence, financial strength and intellectual property protection.

Research and Development

Our future success will depend to a large extent on our ability to rapidly develop and introduce new products and enhancements to our existing products that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development and to participate in the development of products incorporating new and existing industry standards.

As of December 31, 2004, our research and development staff consisted of 57 employees working primarily in three locations: Canada, India and California.

•       Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

•       Our FPGA design engineering group develops high-performance programmable systems and analog circuits targeted for low-power embedded systems that can be used stand-alone or combined with standard functions to form ESPs.

•       Our ASSP design engineering group develops or integrates standard functions that are combined with a programmable system to produce ESPs.

•       Our FPGA software group develops the design libraries, interface routines and place and route software that allows our customers to use third-party design environments to develop designs using our products for their programmable systems and subsystems.

•       Our embedded systems group develops the software required to program and use our MIPS-based products.

Manufacturing

We have close relationships with third-party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product design and sales.

We currently outsource our wafer manufacturing to Cypress Semiconductor Corporation, or Cypress, Taiwan Semiconductor Manufacturing Company, or TSMC, Samsung Semiconductor, Inc. and Tower. Cypress manufactures our pASIC®1 and pASIC2 product families using a three-layer metal, 0.65 micron complementary metal oxide semiconductor, or CMOS, process on six-inch wafers. Our Cypress agreement provides for capacity availability through December 2005. TSMC manufactures our pASIC3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron CMOS process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Samsung manufactures our ASSP products. We purchase products from TSMC and Samsung on a purchase order basis.

Tower manufactures our Eclipse II and certain QuickPCI II and QuickMIPS devices using a six-layer metal, 0.18 micron CMOS process incorporating our ViaLink technology. During 2000, we entered into a Share Purchase Agreement, a Foundry Agreement and other related agreements, as amended, with Tower under which we invested $21.3 million in Tower as part of Tower’s efforts to build and equip a new wafer fabrication facility. Tower supplies us with a guaranteed portion of the new fabrication facility’s available wafer capacity at competitive pricing. Our Tower agreement provides for guaranteed capacity availability through at least 2010.

Outsourcing of wafer manufacturing enables us to take advantage of these suppliers’ high-volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc., or ASE.

Employees

As of December 31, 2004, we had a total of 154 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are favorable.

Intellectual Property

Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 95 U.S. patents and have 4 pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 3 patents and have a total of 6 patent applications pending. Our issued patents expire between 2010 and 2021. We have also registered seven trademarks with the U.S. Patent and Trademark Office.

From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties’ patents. We evaluate these requests on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party’s demands.

Executive Officers and Directors

The following table sets forth certain information concerning our current executive officers and directors as of February 28, 2005:

Name	Age	Position
E. Thomas Hart	63	Chairman, President and Chief Executive Officer
Carl M. Mills	50	Vice President, Finance and Chief Financial Officer
Timothy Saxe	49	Vice President, Engineering
Jeffrey D. Sexton	43	Vice President, Worldwide Sales and Marketing
Reynold W. Simpson	56	Senior Vice President, Operations
Donald P. Beadle	69	Director
Michael J. Callahan	69	Director
Arturo Krueger	65	Director
Gary H. Tauss	50	Director

E. Thomas Hart has served as our President, Chief Executive Officer and a member of our Board of Directors since June 1994, and as our Chairman since April 2001. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor Corporation, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology-based management consulting firm. Prior experience includes senior level management responsibilities in semiconductor operations, engineering, sales and marketing with several companies including Motorola, Inc., an electronics provider, and National Semiconductor. Mr. Hart holds a B.S.E.E. from the University of Washington.

Carl M. Mills has served as our Vice President, Finance and Chief Financial Officer since August 2002. From November 2000 to July 2002, Mr. Mills was Vice President of Finance and Chief Financial Officer of AltoWeb, Inc., a software company. From November 1987 to September 2000, Mr. Mills held several positions, most recently Vice President of Finance and Chief Financial Officer, at WaferScale Integration, Inc., a producer of peripheral integrated circuits. Mr. Mills holds a B.S. degree and an M.B.A. degree from Santa Clara University.

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

Jeffrey D. Sexton has served as our Vice President, Worldwide Sales and Marketing since January 2005 and as our Vice President, Worldwide Sales since August 2001. Between January 1995 and August 2001, he held several positions at National Semiconductor Corporation including Director of Distribution, Regional Sales Manager, Cisco Systems Global Account Manager and OEM Sales Engineer. Mr. Sexton holds a B.S.E.E. degree from Wright State University in Dayton, OH.

Reynold W. Simpson has served as our Senior Vice President, Operations since January 2005. Mr. Simpson joined QuickLogic in August 1997 and became our Senior Vice President and Chief Operating Officer in October 2000. From February 1996 to July 1997, Mr. Simpson was Vice President of Manufacturing at GateField Corporation, a design verification tools and services company formerly known as Zycad. From February 1989 to February 1996 Mr. Simpson held various positions at LSI Logic Corporation, a semiconductor manufacturing company, including Operations Manager and Quality Director. Mr. Simpson holds a Mechanical Engineering Certificate from the Coatbridge Polytechnic Institute in Scotland, a degree in Technical Horology (mechanical engineering) from the Barmulloch Polytechnic Institute in Scotland and studied for a degree in electronic engineering at the Kingsway Polytechnic Institute in Scotland.

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

Michael J. Callahan has served as a member of our Board of Directors since July 1997. Since January 2004, Mr. Callahan has been the Chairman of Teknovus, Inc., a privately held company specializing in communications chipsets for subscriber access networks. From March 1990 through his semi-retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, Inc., a producer of peripheral integrated circuits. From 1987 to March 1990, Mr. Callahan was President of Monolithic Memories, Inc., a semiconductor manufacturing company. During this period Monolithic Memories became a subsidiary of Advanced Micro Devices, Inc., a semiconductor manufacturing company, where Mr. Callahan was Senior Vice President of Programmable Products. From 1978 to 1987, Mr. Callahan was employed by Monolithic Memories in various positions including Vice President of Operations and Chief Operating Officer. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan also serves on the Board of Virtual Silicon Technology, Inc., a supplier of semiconductor intellectual property (SIP) to manufacturers and designers of complex systems-on-chip. Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

Arturo Krueger has served as a member of our Board of Directors since September 2004. Mr. Krueger has more than 40 years of experience in systems architecture, semiconductor design and development, operations, marketing and technical as well as general management. Since February 2001, Mr. Krueger has been a consultant to OEM automobile manufacturers and to semiconductor companies serving the automotive and telecom markets. Mr. Krueger was Corporate Vice President and General Manager of Motorola’s Semiconductor Products Sector for Europe, Middle East and Africa (EMEA) from January 1998 until February 2001. Mr. Krueger was the Strategic and Technology/Systems advisor to the President of Motorola’s Semiconductor Products Sector from 1996 until January 1998. In addition, Mr. Krueger was the Director of the Advanced Architectural and Design Automation Lab at Motorola. Mr. Krueger is a director of Austrianmicrosystems. He holds an M.S. in Electrical Engineering from the Institute of Technology in Switzerland, and has studied Advanced Computer Science at the University of Minnesota.

Gary H. Tauss has served as a member of our Board of Directors since June 2002. Since September 2002, Mr. Tauss has been President, Chief Executive Officer and a director of LongBoard, Inc., a provider of voice-over-IP infrastructure software solutions. From August 1998 until June 2002, Mr. Tauss was President, Chief Executive Officer and a director of TollBridge Technologies, Inc., a developer of voice-over-broadband products. Prior to co-founding TollBridge, Mr. Tauss was Vice President and General Manager of Ramp Networks, Inc., a provider of Internet security and broadband access products, with responsibility for engineering, customer support and marketing. Mr. Tauss earned both a B.S. and an M.B.A. at the University of Illinois.

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

ITEM 2.   PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let approximately 8,000 square feet of this facility. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. QuickLogic leases a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2005. We also lease office space in Shanghai, Hong Kong and Beijing, China; Taipei, Taiwan; London, England; Munich, Germany; and Tokyo, Japan. We believe that our existing facilities are adequate for our current needs.

ITEM 3.   LEGAL PROCEEDINGS

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in

QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective.

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower Semiconductor Ltd. against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person. On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice. On September 29, 2004, one of the plaintiffs filed a notice of appeal from the judgment.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ending December 31, 2004:
First Quarter (through March 28, 2004)	$6.11	$3.27
Second Quarter (through June 27, 2004)	$4.33	$2.71
Third Quarter (through October 3, 2004)	$3.50	$2.40
Fourth Quarter (through January 2, 2005)	$2.84	$2.30
Fiscal Year Ending December 31, 2003:
First Quarter (through March 30, 2003)	$1.74	$0.92
Second Quarter (through June 29, 2003)	$3.82	$1.05
Third Quarter (through September 28, 2003)	$9.23	$3.10
Fourth Quarter (through December 28, 2003)	$7.33	$3.95

Stockholders

The closing price of our common stock on the Nasdaq National Market was $3.67 per share on February 28, 2005. As of February 28, 2005, there were 26,402,318 shares of common stock outstanding that were held of record by approximately 255 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities. We estimate that the number of beneficial stockholders of the shares of our common stock as of February 28, 2005 was approximately 6,400.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$44,612	$41,969	$32,581	$32,306	$53,342
Cost of revenue	20,878	21,021	19,572	21,818	21,068
Gross profit	23,734	20,948	13,009	10,488	32,274
Operating expenses:
Research and development	11,885	10,500	13,113	14,268	9,300
Selling, general and administrative	15,905	15,769	15,249	16,887	17,137
Long-lived asset impairment(1)	3,201	—	—	—	—
Goodwill impairment(2)	—	—	11,428	—	—
Restructuring costs(3)	—	—	783	619	—
Income (loss) from operations	(7,257)	(5,321)	(27,564)	(21,286)	5,837
Write-down of marketable securities(4)	(1,532)	—	(3,816)	(6,844)	—
Gain on sale of investment in Tower Semiconductor Ltd.(5)	—	719	—	—	—
Interest expense	(255)	(178)	(71)	(23)	(49)
Interest income and other, net	212	61	164	1,675	3,842
Net income (loss)	$(8,832)	$(4,719)	$(31,287)	$(26,478)	$9,630
Net income (loss) per share:
Basic	$(0.35)	$(0.20)	$(1.34)	$(1.24)	$0.49
Diluted	$(0.35)	$(0.20)	$(1.34)	$(1.24)	$0.45
Weighted average shares:
Basic	25,493	24,110	23,291	21,405	19,486
Diluted	25,493	24,110	23,291	21,405	21,614

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,914	$26,443	$13,001	$28,853	$70,210
Working capital	27,386	25,577	21,315	40,374	75,539
Total assets	50,941	58,363	62,131	84,259	100,307
Long-term obligations	2,192	2,723	1,455	2,069	1,121
Total stockholders’ equity	36,166	43,868	44,931	74,423	85,734

(1)          Long-lived asset impairment in 2004 consisted of a $3.2 million non-cash charge. Due to a reduction in expected product family revenue, we wrote down assets associated with our QuickMIPS product family to their estimated fair market value.

(2)          Goodwill impairment in 2002 consisted of a $11.4 million non-cash charge. The charge completely wrote off the goodwill amount attributable to our asset acquisition of V3 Semiconductor, Inc.

(3)          Restructuring costs in 2002 of $783,000 resulted from a reduction in our worldwide headcount by approximately 25% and the closure offices in La Palma, California and Richardson, Texas. Restructuring costs in 2001 of $619,000 resulted from a reduction in our worldwide headcount by approximately 20% and charges associated with a cancelled product.

(4)          Write-down of marketable securities consisted of a non-cash charge of $1.5 million, $3.8 million and $6.8 million in the years ended December 31, 2004, 2002 and 2001, respectively, for the write-down of our equity investment in Tower Semiconductor Ltd. to market value.

(5)          Gain on sale of investment in Tower Semiconductor Ltd. in 2003 consisted of $719,000 from the sale of 412,825 available-for-sale Tower ordinary shares which generated total proceeds of approximately $2.1 million.

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

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers or for new products, (2) the expected decline in revenue from our pASIC1 and pASIC2 product families, (3) the commercial and technical success of our new products, (4) our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., and (5) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate in a single industry segment where we design and sell field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink technology. Our Mature product family consists of our three FPGA product families: pASIC1, pASIC2 and pASIC3. Our newer FPGA product families generally contain greater logic capacity, but do not necessarily replace sales of older generation products.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of application specific standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our ESP product families include QuickRAM, QuickPCI, and V3 products. Our Advanced ESP product families include QuickMIPS, Eclipse, Eclipse II and QuickPCI II products. We also license our QuickWorks and QuickTools design software and sell our programming hardware and include these sales as Advanced ESP revenue.

Our newest products target low-power, high-performance applications where system designers want to add features to or improve the performance of a system through the use of FPGA devices. Our products generally target complex, high-performance embedded systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Our product offering includes the lowest-power FPGAs available in the industry today, enabling designers to utilize the high performance of our FPGA architecture in low-power embedded systems. Compared to our competitors’ SRAM-based FPGAs, our devices provide a higher level of intellectual property security since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: instrumentation and test; data communications and telecommunications; consumer; video, audio and graphics imaging; high-performance computing; and military and aerospace systems. We expect that consumer applications will represent a higher proportion of our revenue based on current customer design activity.

Our proprietary ViaLink programmable metal-to-metal technology is the core of our FPGA product families and the foundation of our ESP product families. Along with our user-programmable platform and the associated software tools used for system design, we are able to provide our customers with a complete design capability. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our user-programmable platform facilitates full utilization of a device’s logic cells, clocks and input/output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of Embedded Standard Products. Finally, our software enables our customers to efficiently implement their designs using our products.

We believe that important industry trends in our target markets include lower power consumption, higher performance, shorter time to market, intellectual property security, higher development expenses and ASIC product development risks. We believe our products are designed to address many of these trends.

The market for programmable logic devices is expected to grow more quickly than the semiconductor industry, and we believe the FPGA programmable logic market will grow more quickly than the market for complex programmable logic devices. One factor fueling this high growth is the migration from ASIC circuit designs to programmable logic circuit designs. System designers often choose programmable logic solutions over ASIC solutions, due to the relatively low development cost, low development risk, quick time to market and high adaptability or flexibility of programmable logic devices, and due the to ability of programmable logic suppliers to reduce the unit costs of their products over time.

Technology developed for personal computer applications, such as (micro) hard disk drives and Wi-Fi communication modules, is gaining traction in embedded applications, as embedded system designers seek to improve the value of their systems by incorporating these features into embedded systems. This adoption of new features by embedded system designers is increasing the use of programmable logic, since embedded processors often do not have the native ability to interface to components such as Wi-Fi modules or micro hard drives, which were designed to work in a personal computer environment. Our FPGA devices have compelling advantages in these programmable interconnect applications, where customers benefit from the low power consumption, small form factor and high bandwidth offered by our new Eclipse II and QuickPCI II devices.

We believe that the market for low-power embedded applications will be a relatively high-growth market, as OEMs serving the consumer or professional portable markets accelerate the offering of devices such as PDAs incorporating Wi-Fi capability, wireless VoIP telephones, or consumer products utilizing a micro hard drive.

We believe our products offer bulletproof intellectual property security compared to SRAM-based FPGA or ASIC solutions. We believe IP security will become important to system designers who choose to implement proprietary algorithms or features in programmable logic rather than ASIC devices.

In December 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements, as amended, with Tower Semiconductor Ltd., or Tower. Under the terms of the agreements, we agreed to make a strategic investment of up to $25 million in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced complementary metal oxide semiconductor, or CMOS, technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our entire investment requirements under the terms of the agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $3.8 million and $6.8 million in fiscal 2004, 2002 and 2001, respectively. The carrying value of these shares following the write-downs was $2.26 per share. If the fair value of our Tower investment falls below $2.26 per share for a period of time, we may record additional losses on this investment. We also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During fiscal 2003, we sold 412,825 of the available-for-sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.

Under the terms of the agreement, we were restricted from selling 1,057,368 of the Tower Ordinary Shares until January 2004. Accordingly, the restricted shares were recorded as a long-term asset at adjusted cost prior to January 2004. In January 2004, we reclassified these shares from restricted to available-for-sale and began recording these shares at market value on our balance sheets.

As of December 31, 2004, we held 1,344,543 available-for-sale Tower ordinary shares valued at $2.26 per share, their market value on the last day of our fourth fiscal quarter of 2004. We intend to continue to hold 450,000 Tower ordinary shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on our balance sheets. The remaining 894,543 shares are recorded as a short-term investment on our balance sheets.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through point-of-sale distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to point-of-sale distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our point-of-sale distributors. During 2004, approximately 69% of the units shipped to our point-of-sale distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 74%, 71% and 70% in 2004, 2003 and 2002, respectively. The percentage of sales derived through direct sales was 26%, 29% and 30% in 2004, 2003, and 2002, respectively.

Three distributors of our products accounted for 22%, 13% and 11% of revenue in 2004. Three distributors of our products accounted for 19%, 17% and 11% of revenue in 2003. Two distributors accounted for 19% and 12% of our revenue in 2002. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 3%, 14% and 3% percent of revenue in 2004, 2003 and 2002, respectively. We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 56%, 56% and 52% of revenue in 2004, 2003 and 2002, respectively. Revenue from sales to international customers is expected to continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Cypress Semiconductor Corporation, Tower and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and Advanced Semiconductor Engineering, Inc., or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a monthly wafer start forecast. Under the terms of our agreements with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including excess and obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets and goodwill, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition.

Revenue Recognition

We generally recognize revenue as products are shipped, if evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns and sales allowances are reasonably estimable.

We sell products directly to original equipment manufacturers, or OEMs, and through distributors. We ship programmed parts and unprogrammed parts. Distributors, other third parties or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. We sell to certain distributors under agreements, which, in the case of unprogrammed parts, provide for certain rights of return, and price adjustments on unsold inventory. These agreements generally permit the distributor to return unprogrammed parts, up to 10% of the value of total products they purchase from us every six months. Upon shipment of unprogrammed parts to a distributor, we record an account receivable from the distributor, relieve inventory for the cost of the product shipped, and record the deferred gross profit, consisting of deferred revenue less the cost of this revenue, on the balance sheets as “deferred income on shipments to distributors” until the inventory is resold by the distributor. Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors. Reserves for estimated returns and allowances are provided against accounts receivable.

A significant portion of our estimated sales allowances relate to our distributor business model. Our distributors earn a negotiated margin upon the resale of our products. We manage this margin by selling inventory to distributors at list price and providing price adjustments to achieve the agreed upon distributor margin through a ship from stock and debit program. Under this program, we authorize price adjustments for specific resale transactions. These adjustments are referred to as debit authorizations. Upon the resale of our product, the distributors submit a claim for a price adjustment based upon the terms of the debit authorization. We accrue these price adjustments as a sales allowance from the time we recognize revenue until we approve the distributors claim for the price adjustment.

Software revenue from the sale of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, we have no significant obligations with regard to implementation or integration, the fee is fixed or determinable and collection is probable. Software products are less than 1% of revenue.

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in-first-out basis. Manufacturing overhead is included in product costs based on capacity. We routinely evaluate the quantities and value of our inventory in light of current market conditions and market trends. Our analysis may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on sales of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory may differ from forecast demand. During the introduction of a new product, we may begin production of products that have not been qualified and we may experience yields that are lower than anticipated. Such factors may be material to our financial statements. Historically, the lives of our products are unusually long and obsolescence has not been a significant factor in the valuation of our inventories. As a result of our evaluations, we have recorded reserves for quantities in excess of demand, cost in excess of market value, and product obsolescence.

We recorded charges against inventory of $695,000, $1.5 million and $1.6 million in 2004, 2003 and 2002, respectively. In 2004 and 2003, we recorded inventory reserves on several parts due to quantities in excess of expected demand. During 2002, we reserved inventory primarily due to the write-down of two products to their net realizable value and due to the planned obsolescence of a product.

Estimating Allowance for Doubtful Accounts

We estimate uncollectible accounts receivable at each reporting period. In specific, we analyze the aging of accounts receivable, bad debt history, payment history, customer concentration, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4.8 million, net of the allowance for doubtful accounts of $1.1 million, as of December 31, 2004.

Valuation of Investments

At December 31, 2004, we held 1,344,543 available-for-sale Tower ordinary shares valued at approximately $3.0 million, of which approximately $2.0 million was recorded as a short-term investment. The carrying value of these shares was $2.26 per share at December 31, 2004. The available-for-sale securities are marked to market on our balance sheets at the end of each reporting period. These changes are also reflected in our consolidated statement of comprehensive income. If the market value of the available for sale shares changes during a reporting period, we record accumulated other comprehensive income or loss in the equity section of our balance sheets and we increase or decrease the reported value of our shares to the market value. If the market value of the shares were to decline below the carrying value and if the decline is determined to be other than temporary, we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares.

During the third quarter of 2001 and the fourth quarters of 2002 and 2004, we wrote down the value of our Tower shares due to declines in value that we determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below carrying value. The Tower shares purchased in 2001 were obtained at an average price of $12.84 per share. In 2001, we wrote down the carrying value for these shares by $6.8 million, or to $5.60 per share based on the market price of Tower’s stock at that time. The Tower shares we purchased in 2002 were obtained at an average price of $5.46 per share. At December 31, 2002, all Tower shares held by us were written-down by $3.8 million, or to $3.40 per share based on the market price of Tower’s stock at the end of our fiscal year. At December 31, 2004, all Tower shares held by us were written-down by $1.5 million, or to $2.26 per share based on the market price of Tower’s stock at the end of our fiscal year.

As a result of recording the “other than temporary” write-down of the Tower ordinary shares at December 31, 2004, we have no accumulated other comprehensive income on our balance sheets as of that date.

A 10% decline in the market value of the Tower shares would have a $304,000 effect on the market value of the shares.

Valuation of Long-lived Assets and Goodwill

We assess whether the value of identifiable intangibles, long-lived assets and related goodwill has been impaired annually and whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•       significant under-performance relative to historical or projected future revenue and operating results;

•       significant changes in expected demand for the related products;

•       significant changes in the manner of our use of or the expected cash flow from the assets;

•       significant changes in the strategy for our overall business;

•       significant negative economic events or trends affecting our business;

•       a significant decline in our stock price; and

•       our market capitalization relative to net book value.

Our assessment of possible impairment is based on our ability to recover the carrying value of an asset or asset group from its expected future pre-tax cash flows, undiscounted and without interest charges. If the assessment indicates that cash flows are less than the carrying value of an asset or asset group, we recognize an impairment loss for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

In 2004, 2003 and 2002, we wrote-off long-lived assets with a net book value of $165,000, $753,000 and $1.0 million, respectively, related to assets identified as having no future value to our operations.

As part of our 2005 annual budgeting process, we determined that the revenue outlook for certain portions of our business was lower than previously expected. Accordingly, we performed an impairment assessment on certain long-lived assets associated with our business. Our assessment of the undiscounted cash flows indicated that these assets were impaired. In order to determine the fair value of these assets, we performed a probability-weighted assessment of the revenue and related cash flows, discounted using a risk-free interest rate. As a result, we recognized a $3.2 million long-lived asset impairment as an operating expense in order to write these assets down to their estimated fair market value. This charge, which was associated with our QuickMIPS product family, reduced the net carrying value of our property and equipment by $2.0 million and our other long-term assets by $1.2 million. While QuickMIPS design activity continues and we promote the use of QuickMIPS in new designs, we believe that our time to revenue from this product family will take longer than we had anticipated and that total revenue realized from this product family will be lower than previously expected.

On August 1, 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to goodwill. We are required to perform an impairment test on goodwill on an annual basis, and when circumstances lead us to believe that impairment has occurred. During the fourth quarter of 2002, our market capitalization, as implied by our stock price, dropped below our net asset value. Accordingly, we performed an impairment analysis. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount attributable to the V3 acquisition on our balance sheets and was included as a component of operating income in 2002. As the charge was non-cash in nature, it did not affect our liquidity.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $48 million as of December 31, 2004. We have also recorded a valuation allowance of $48 million as of December 31, 2004 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which our deferred tax assets will be recoverable. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and in 2005 for state purposes.

Estimating Accrued Liabilities

We review our accounts payable and accrued liabilities at each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and employee-related costs, historic spending, budgeted spending, and anticipated changes in the cost of services.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.8	50.1	60.1
Gross profit	53.2	49.9	39.9
Operating Expenses:
Research and development	26.6	25.0	40.2
Selling, general and administrative	35.7	37.6	46.8
Long-lived asset impairment	7.2	—	—
Goodwill impairment	—	—	35.1
Restructuring costs	—	—	2.4
Loss from operations	(16.3)	(12.7)	(84.6)
Write down of marketable securities	(3.4)	—	(11.7)
Gain on sale of investment in Tower Semiconductor Ltd.	—	1.7	—
Interest expense	(0.6)	(0.4)	(0.2)
Interest income and other, net	0.5	0.2	0.5
Net loss	(19.8)%	(11.2)%	(96.0)%

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenue.   Our revenue for 2004 and 2003 was $44.6 million and $42.0 million, respectively, representing a growth of $2.6 million or 6% from 2003 to 2004. The revenue increase was primarily due to increased sales volume of our pASIC2, pASIC1, Eclipse and pASIC3 product families, which increased by $2.7 million, $2.2 million, $1.2 million, and $860,000, respectively. The increase in our pASIC1 and pASIC2 product revenue was due to increased customer demand and end-of-life purchases. These increases in revenue were partially offset by a $3.8 million decline in sales of our QuickRAM product line, which benefited in 2003 from sales to one customer in China. This customer, purchasing primarily QuickRAM products through a distributor, accounted for 3% of our revenue in 2004 as compared to 14% of revenue in 2003. Our combined ESP and Advanced ESP products contributed 40.6% and 50.5% of our revenue in 2004 and 2003, respectively.

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 product families expires at the end of 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. These product families contributed $17.9 million and $13.1 million of our revenue in 2004 and 2003, respectively. While we may have limited production capacity for these products beyond 2005, we expect to experience a significant reduction in pASIC1 and pASIC2 revenue near the end of 2005. We currently believe that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough product to satisfy demand throughout the expected life of their products rather than migrate to other QuickLogic products, and that pASIC1 and pASIC2 products will contribute less than 10% of our revenue by the first quarter of 2006. As a result, we could experience fluctuations in demand as customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products.

In order to maintain or grow our revenue from its current level after the end-of-life period for our pASIC1 and pASIC2 product families, we are dependent upon increased revenue from our existing product families, especially our new Eclipse II and QuickPCI II products, and the development of additional commercially successful new products.

Gross Profit.   Gross profit was $23.7 million and $20.9 million in 2004 and 2003, respectively, which was 53.2% and 49.9% of revenue for those periods, respectively. The $2.8 million improvement in gross profit in 2004 was primarily due to changes in product mix and lower product costs which contributed to improved gross profit by approximately $2.9 million, higher revenue which contributed to improved gross profit by approximately $1.6 million, and lower additions to the excess and obsolete inventory reserve of $940,000. This was partially offset by higher unfavorable yield and other manufacturing variances of $770,000 primarily due to initial production of our new product families, one-time charges totaling $790,000 related to wafers of one product not expected to yield usable die, and higher unabsorbed overhead variances of $650,000. In 2004 and 2003, charges to inventory reserves were $700,000 and $1.5 million, respectively. The sale of previously reserved inventory reduced our cost of sales by $1.1 million and $1.5 million in 2004 and 2003, respectively.

Research and Development Expense.   Research and development expense was $11.9 million and $10.5 million in 2004 and 2003, respectively, which represented 26.6% and 25.0% of revenue for those periods. The increase of approximately $1.4 million in 2004 was primarily due to an increase of $980,000 in outside services and an increase of $340,000 for equipment and supplies, which were incurred primarily to bring our new Eclipse II and QuickMIPS products to production in 2004. In 2004 and 2003, research and development expense included $110,000 and $470,000 for the write-off of long-lived assets, respectively, primarily related to design software that is no longer in use. Other research and development expenses increased by approximately $340,000 during 2004. We believe that continued investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.   Selling, general and administrative, or SG&A, expense was $15.9 million and $15.8 million in 2004 and 2003, respectively, which represented 35.7% and 37.6% of revenue for those periods. SG&A expense remained relatively unchanged on a dollar basis in 2004 as compared to 2003 while declining as a percentage of revenue due to the proportionately greater increase in revenue during 2004. The $140,000 increase in SG&A expense in 2004 as compared to 2003 was primarily the result of a $1.0 million increase in consulting and auditing expenses related to Sarbanes-Oxley compliance matters and a computer software upgrade, partially offset by a decrease of $370,000 in additions to our allowance for doubtful accounts, a decrease of $360,000 in depreciation expense and a decrease of $150,000 in salary-related expenses.

Long-lived Asset Impairment Charge.   As part of our 2005 annual budgeting process, we determined that the revenue outlook for certain portions of our business was lower than previously expected. Accordingly, we performed an impairment assessment on certain long-lived assets associated with our business. Our assessment of the undiscounted cash flows indicated that these assets were impaired. In order to determine the fair value of these assets, we performed a probability-weighted assessment of the revenue and related cash flows, discounted using a risk-free interest rate. As a result, in 2004 we recognized a $3.2 million long-lived asset impairment charge associated with our QuickMIPS product family in order to write these assets down to their estimated fair market value. While QuickMIPS design activity continues and we promote the use of QuickMIPS in new designs, we believe that our time to revenue from this product family will take longer than we had anticipated and that total revenue realized from this product family will be lower than previously expected.

Deferred Compensation.   As a result of granting stock options to employees at below-market value, we recorded aggregate deferred compensation of $908,000 in 1999. No deferred compensation has been recorded as a result of stock option grants to employees since 1999. Deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $145,000 in 2003 and as of December 31, 2003 we had fully amortized these expenses. The amortization of deferred compensation is recorded as research and development and SG&A expenses, depending on the related employees’ activities.

Write-down of Marketable Securities.   In the fourth quarter of 2004, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, we recorded an impairment charge of $1.5 million in the fourth quarter of 2004 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of our Tower ordinary shares was $2.26 per share at the end of our fiscal year, compared to $3.40 per share at the end of fiscal 2003. Unrealized income on available-for-sale Tower ordinary shares included within stockholders’ equity was $1.1 million at December 31, 2003.

Gain on Sale of Investment in Tower Semiconductor Ltd.   In 2003, we sold 412,825 available-for-sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.

Interest Expense.   Interest expense was $255,000 in 2004 as compared to $178,000 in 2003. This increase was primarily due to higher interest rates.

Interest Income and Other, Net.   Interest income and other, net, includes interest income on invested cash, foreign exchange gains and losses, foreign tax provisions and interest expense on borrowings. Interest income and other, net, was income of $212,000 in 2004 as compared to income of $61,000 in 2003. The $151,000 improvement in interest income and other, net is primarily due to increased interest received as a result of higher invested average cash balances and higher interest rates. We did not have significant foreign tax liabilities during the periods presented.

Provision for Income Taxes.   In 2004 and 2003, we incurred tax losses. However, our ability to utilize these losses in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. As such, no provision for federal or state income taxes was recorded for 2004 and 2003.

As of December 31, 2004, we had net operating loss carryforwards for federal and state tax purposes of approximately $79 million and $14 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and in 2005 for state purposes.

Our net loss increased to $8.8 million in 2004 from $4.7 million in 2003. This $4.1 million increase is primarily attributable to charges for long-lived asset impairment of $3.2 million and the write-down of marketable securities of $1.5 million that we did not incur in 2003. During 2003, we recorded $719,000 of gains on the sale of Tower shares. During 2004, our $2.6 million increase in revenue and $2.8 million improvement in gross profit was partially offset by an increase of $1.5 million in combined research and development and SG&A expenses.

Comparison of Fiscal Years Ended December 31, 2003 and 2002

Revenue.   Our revenue for 2003 and 2002 was $42.0 million and $32.6 million, respectively, representing a growth of $9.4 million, or 28.8%, during 2003. The revenue increase was primarily due to increased sales volume of our QuickRAM, Eclipse, pASIC3, pASIC2 and QuickPCI product families, which increased by $4.0 million, $1.9 million, $1.9 million, $1.2 million and $1.0 million, respectively, offset by a decline in our pASIC1 product line. The increase in our QuickRAM product line revenue was primarily due to higher sales to one customer in China. Our combined ESP and Advanced ESP products contributed 50.5% and 42.2% of revenue in 2003 and 2002, respectively.

Gross Profit.   Gross profit was $20.9 million and $13.0 million in 2003 and 2002, respectively, which was 49.9% and 39.9% of revenue for those periods. The $7.9 million improvement in gross profit in 2003 was primarily due to higher revenue which improved gross profit by approximately $6.2 million, $870,000 as a result of higher sales of reserved inventory, $440,000 due to product mix, $380,000 less scrapped inventory, and $170,000 less reserves for excess and obsolete inventory; partially offset by higher freight and other charges. In 2003 and 2002, charges to inventory reserves were $1.5 million and $1.6 million, respectively. The sale of previously reserved inventory reduced our cost of sales by $1.5 million and $640,000 in 2003 and 2002, respectively.

Research and Development Expense.   Research and development expense was $10.5 million and $13.1 million in 2003 and 2002, respectively, which was 25.0% and 40.2% of revenue for those periods. In 2003, research and development expense includes $470,000 for the write-off of long-lived assets, primarily design software no longer in use. In 2002, research and development expense includes $1.0 million for the write-off of long-lived assets. This charge was triggered by the abandonment of certain product design activities and related technical decisions, and includes the write-off of certain emulation hardware and intellectual property that we acquired in the V3 acquisition. In addition to lower long-lived asset write-offs in 2003, the decrease in research and development expense was primarily due to lower compensation costs as a result of our fourth quarter 2002 reduction-in-force.

Selling, General and Administrative Expense.   Selling, general and administrative, or SG&A, expense was $15.8 million and $15.2 million in 2003 and 2002, respectively, which was 37.6% and 46.8% of revenue for those periods. SG&A expense was higher in 2003 as compared to 2002 primarily due to an increase in commissions on higher revenue, consulting related to Sarbanes Oxley compliance activities, bad debt expense and marketing activities for our new products, partially offset by lower compensation costs as a result of our reduction-in-force in the fourth quarter of 2002.

Goodwill Impairment.   On August 1, 2001, we acquired certain assets of V3, a Toronto based manufacturer of ASSPs, for a total of $13.7 million. Of this purchase consideration, we allocated approximately $2.3 million to the net assets acquired, and $11.4 million to goodwill. We are required to perform an impairment test on goodwill on an annual basis, and when circumstances lead us to believe that impairment has occurred. During the fourth quarter of 2002, our market capitalization, as implied by our stock price, dropped below our net asset value. Accordingly, we performed an impairment analysis. As a result of the analysis, we recorded a non-cash charge of $11.4 million. The charge completely wrote off the goodwill amount attributable to the V3 acquisition on our balance sheets and was included as a component of operating income in 2002. As the charge was non-cash in nature, it did not affect our liquidity.

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

Deferred Compensation.   As a result of granting stock options to employees at below market value, we recorded aggregate deferred compensation of $908,000 in 1999. No deferred compensation has been recorded as a result of stock option grants to employees since 1999. Deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the vesting period of the applicable options, generally four years. We amortized $145,000 and $330,000 in 2003 and 2002, respectively, and as of December 31, 2003 we had fully amortized these expenses. The amortization of deferred compensation is recorded as research and development and SG&A expenses, depending on the related employees’ activities.

Write-down of Marketable Securities.   In the fourth quarter of 2002, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary”. This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, we recorded an impairment charge of $3.8 million in the fourth quarter of 2002 based on the quoted market price of the stock on the last day of the reporting period. As a result of this and previous write-downs, the carrying value of our Tower ordinary shares was $3.40 per share at the end of 2003 and 2002.

Gain on Sale of Investment in Tower Semiconductor Ltd.   In 2003, we sold 412,825 available-for-sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.

Interest Expense; Interest Income and Other, Net.   In total, interest expense and interest income and other, net, was an expense of $117,000 in 2003 as compared to income of $93,000 in 2002. The $210,000 decrease in 2003 as compared to 2002 was primarily due to the amortization of loan fees charged in connection with our credit facility, lower returns on cash and marketable securities as a result of lower interest rates and foreign income tax expense.

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

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of December 31, 2004, our principal sources of liquidity consisted of our cash and cash equivalents of $24.9 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.6 million, available credit under our equipment line of credit of approximately $1.1 million, and our short-term investment in Tower with a market value of approximately $2.0 million.

As of December 31, 2004, our interest-bearing debt consisted of $4.6 million outstanding from Silicon Valley Bank and $755,000 outstanding under a capital lease. As of December 31, 2004, our accumulated deficit was $119.7 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $4.0 million in the next twelve months.

In June 2004, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2005 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2005. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. As of December 31, 2004 under the revolving line of credit, we had borrowed $2.0 million and had available formula and non-formula advances totaling $5.6 million. During the third and fourth quarters of 2004, we drew a total of $859,000 against our equipment line of credit. As of December 31, 2004, we had  $2.6 million outstanding under the existing and previous equipment lines of credit, with $1.1 million available to be drawn against future equipment purchases. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts and the payment of dividends. We were in compliance with all loan covenants as of December 31, 2004.

As of December 31, 2004, we also had $755,000 outstanding under a capital lease obligation. The capital lease obligation bears interest at 6.0% per annum and is being repaid in quarterly amounts of $196,000 through October 2005.

Our Consolidated Statements of Cash Flows reflects the changes in our unrestricted cash and cash equivalents.

Net Cash from Operating Activities

In 2004 and 2003, our positive operating cash flow was $410,000 and $4.8 million, respectively. The 2004 positive cash flow resulted from a net loss of $8.8 million, adjusted for non-cash charges including depreciation and amortization of $4.3 million,  $3.4 million of charges to cost of sales and operating expenses against long-lived assets related primarily to the long-lived asset impairment associated with our QuickMIPS product family, a $1.5 million write-down of marketable securities related to the decline in market value of our Tower shares, and reserves for excess and obsolete inventory in the amount of $695,000. In addition, changes in working capital accounts used cash of $870,000 primarily as a result of increased inventories of $2.2 million due to higher sales levels, build-up of inventory in anticipation of pASIC1 and pASIC2 end-of-life purchases and the introduction of new products and a $860,000 increase in accounts receivable due to the timing of shipments within the last quarter of the year. These cash uses were partially offset by higher accounts payable, accrued liabilities, deferred income and other obligations of $1.7 million due to higher manufacturing volumes and inventory levels and lower other assets of $510,000 due primarily to lower prepaid expenses.

In 2003, our positive operating cash flow of $4.8 million resulted from a net loss of $4.7 million, adjusted for non-cash charges and other items including depreciation and amortization of $4.3 million, reserves for excess inventory in the amount of $1.5 million, $753,000 for the write-off of long-lived assets related to specific products that are not expected to achieve volume production and software that is no longer used in the development of our products, gains on the sale of Tower shares of $719,000 and amortization of deferred compensation costs of $145,000. In addition, changes in working capital accounts provided cash of $3.6 million primarily as a result of lower inventories of $1.2 million due to higher sales levels and a reduction in the number of weeks of inventory on hand for several products, lower other assets of $1.2 million due primarily to lower prepaid expenses and the termination of our deferred compensation plan, lower accounts receivable of $1.0 million due to improved collection efforts, and higher accounts payable of $542,000 due to higher manufacturing volumes. These sources of operating cash were partially offset by a decrease of $358,000 in accrued liabilities primarily due to the termination of the deferred compensation plan.

In 2002, our negative operating cash flow of $8.7 million resulted from a net loss of $31.3 million adjusted for non-cash charges including goodwill impairment of $11.4 million related to goodwill recorded as a result of the V3 acquisition, a $3.8 million write-down of marketable securities related to the decline in market value of Tower shares, depreciation and amortization of $3.7 million, a reserve for excess inventory and inventory cost in excess of net realizable value of $1.6 million, a $1.0 million write-off of R&D assets acquired from V3, and $330,000 of amortization of deferred compensation costs. In addition, changes in working capital accounts provided cash of $660,000 primarily as a result of lower inventories of $4.1 million due to selling inventory purchased under firm commitments in 2001, lower other assets of $454,000, partially offset by higher accounts receivable of $1.8 million due to higher fourth quarter revenue as compared to 2001, lower accounts payable of $1.3 million due to lower manufacturing purchases, and lower accrued liabilities of $814,000.

Net Cash from Investing Activities

In 2004, investing activities used cash of $1.3 million resulting from capital expenditures that were primarily for software and equipment to develop and produce our new products.

In 2003, investing activities provided cash of $125,000. We received $2.1 million from the sale of 412,825 Tower shares and spent $2.0 million for capital expenditures. The capital expenditures were primarily for software and equipment to develop and produce our new products.

In 2002, investing activities used cash of $9.0 million. We invested $7.3 million in Tower under the terms of our agreements and we used $1.7 million for capital expenditures. The capital expenditures were primarily for software and equipment to develop and produce our products.

Net Cash from Financing Activities

In 2004, cash used for financing activities was $616,000. The primary use of these funds was to reduce our long-term and revolving debt, net of new borrowings by $2.9 million. This was partially offset by $2.3 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees.

In 2003, cash provided from financing activities was $8.5 million. The primary source of these funds was the reclassification of $9.0 million of restricted cash to cash and cash equivalents based upon the terms of the amended and restated Silicon Valley Bank credit facility. In addition, we received $2.4 million from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, and we used $2.9 million to reduce our long-term and revolving debt, net of new borrowings.

In 2002, cash provided from financing activities was $1.8 million. Our positive cash flow from financing activities was primarily due to a $9.5 million increase in long-term and revolving debt, net of debt repayments, and $1.4 million of proceeds from the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees, partially offset by $9.0 million of cash and cash equivalents reclassified to restricted cash under the terms of our June 2002 credit agreement with Silicon Valley Bank.

We require substantial working capital to fund our business, particularly to finance our operating losses, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the expected decline in revenue from our pASIC1 and pASIC2 product families, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund any operating losses, capital expenditures of up to $4.0 million, and provide adequate working capital for the next 12 months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next 12 months, our capital and operating requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the end-of-life period for our pASIC1 and pASIC2 product families, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Contractual cash obligations
Operating leases	$3,008	$692	$1,305	$997	$14
Wafer purchases(1)	6,414	6,414	—	—	—
Other purchase commitments	1,240	1,240	—	—	—
Total contractual cash obligations	10,662	8,346	1,305	997	14
Other commercial commitments(2)
Revolving line of credit	2,000	2,000	—	—	—
Notes payable to bank	2,567	1,531	1,036	—	—
Capital lease obligations	755	755	—	—	—
Adverse purchase commitment	70	70	—	—	—
Total commercial commitments	5,392	4,356	1,036	—	—
Total contractual obligations and commercial commitments	$16,054	$12,702	$2,341	$997	$14

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $6.4 million include both firm purchase commitments and a portion of our forecasted wafer starts as of December 31, 2004.

(2)          Other commercial commitments are included as liabilities on our balance sheets as of December 31, 2004.

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

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a significant impact on our financial condition or results of operations.

On December 16, 2004, FASB, issued SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 8 to our Consolidated Financial Statements for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We are currently assessing the impact of adopting SFAS 123(R) and expect the impact upon adoption in the third fiscal quarter of 2005 to be significant to our results of operations.

Risk Factors

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility to the current quarter’s revenue, and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on hand or on order and the capacity available at our contract manufacturers. In addition, a significant portion of our revenue is deferred until our distributors ship our products to end customers. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports as well as unanticipated changes in distributor inventory levels, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

The announced end-of-life of our pASIC1 and pASIC2 product families may result in fluctuations or a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 product families expires at the end of 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. While we may have limited capacity beyond 2005, we expect to experience a significant reduction in pASIC1 and pASIC2 revenue near the end of 2005. We currently expect that these products will contribute less than 10% of our revenue by the first quarter of 2006. Revenue from these products was $5.1 million, $5.2 million, $4.3 million and $3.3 million in the quarters ended December 31, September 30, June 30 and March 31, 2004, respectively. We currently expect that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough product to satisfy demand throughout the expected life of their products rather than migrate to other QuickLogic products. As a result, we could experience fluctuations in demand as these customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products. If we are unable to: migrate customers to other products; develop customer demand for our Eclipse II, QuickPCI II and QuickMIPS product families, which have strong customer design-in activity but have not contributed significant revenue to date; increase revenue and gross profit from our other products; or obtain adequate production capacity; our revenue and gross profit may decline and our operating results would be adversely affected.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. For example, our new Eclipse II, QuickPCI II and QuickMIPS products are produced at Tower’s new advanced fabrication facility. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off related inventory and long-lived assets.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability attract sufficient customer demand, to obtain additional financing and the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, the recent resignation of Tower’s Chairman and CEO, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment falls below $2.26 per share for a period of time or our wafer credits are deemed to be impaired, we may record additional losses. At December 31, 2004, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $7.5 million.

In addition, Tower solely manufactures our Eclipse II, and certain QuickPCI II and QuickMIPS products, and we have made significant purchase commitments to Tower for these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these orders. We expect these devices to be a source of significant long-term revenue. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record additional losses against inventory, purchase commitments and long-lived assets.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 product families under an agreement that expires in December 2005. While we may be able to purchase wafers after 2005, we do not have a firm capacity commitment from the supplier. If for any reason this or any other supplier becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming and difficult and could result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for capacity increases, or if we need to migrate to more advanced wafer manufacturing technology, we may be required to pay or invest significant amounts to secure access to these services, which could adversely impact our operating results and liquidity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture, assemble or test our products, which would adversely affect our operating results.

We record a majority of our inventory transactions based on information from our subcontractors. If we do not receive prompt and accurate information from our vendors, we could misstate inventory levels, incorrectly record gross profit, be unable to meet our delivery commitments to customers or commit to manufacturing inventory that is not required to meet customer delivery commitments, which could materially harm our business.

Fluctuations in our manufacturing processes and product yields and quality, especially for new products, may increase our costs

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional, and manufacturing fluctuations may change the performance distribution of manufactured products. We have, in the recent past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. As a result, we may incur substantially higher manufacturing costs and inventory shortages.

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our QuickMIPS, QuickPCI II and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and product costs. While we test our products, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products are discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few of our end customers can represent a significant portion of our total revenue in a given reporting period. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, a Chinese customer, purchasing product through a distributor, represented 14% of our total revenue in 2003, but only 3% of revenue in 2004. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may have made a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for or gross margin generated from our products does not meet our expectations, we may be required to write-off inventory or incur charges against long-lived assets, which would materially harm our business.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

We may spend significant time and money to design and develop products around an industry standard or emerging technology. To date, we have introduced product families, such as QuickPCI and QuickMIPS, that are designed to support a specific industry standard. Additionally, customers may shift their demand to environmentally friendly products, such as products manufactured with lead-free assembly components, that we have not developed. If an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

We have the capability and capacity to design and develop only a limited number of products that support specific industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. Typically, the expertise required is unique to each industry standard, and we would likely have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

We may not have the liquidity to support our future capital requirements

Our cash balance at December 31, 2004 was $24.9 million. At December 31, 2004, our interest-bearing debt consisted of $4.6 million outstanding from Silicon Valley Bank and $755,000 outstanding under a capital lease. At December 31, 2004, we had approximately $5.6 million available to borrow under our revolving credit facility, approximately $1.1 million available to borrow under our equipment line of credit, and we had 1,344,543 available for sale Tower ordinary shares worth approximately $3.0 million based upon the market closing price of $2.26 per share at the end of our reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could be up to $4.0 million in the next twelve months.

As a result of these potential investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital and interest and debt payments, we will need to generate higher revenue and gross profit, especially from our Eclipse II and QuickPCI II products, to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We have a history of losses and cannot assure you that we will return to profitability

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of December 31, 2004 was $119.7 million. We may not be profitable in any future periods. Our recent revenue growth and our profitability in certain years prior to 2001 cannot be relied on as any indication of the Company’s future operating results or prospects.

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

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market, and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to effectively market, sell and support our products. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business.

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

Individual distributors and OEM customers often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these distributors and customers, our financial results may be materially harmed.

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

•       a significant change in sales to our largest customers;

•       successful development and market acceptance of our products;

•       our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand;

•       the effect of end-of-life programs;

•       changes in product mix or production variances that affect gross profit;

•       our ability to adjust our fixed and manufacturing capacity and costs in response to economic and competitive pressures;

•       our reliance on subcontract manufacturers for product capacity, yield and quality;

•       our competitors’ product portfolio and product pricing policies;

•       timely implementation of efficient manufacturing technologies;

•       changes in accounting and corporate governance rules;

•       impact of export and import laws and regulations;

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

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release a system that incorporates our products after we have spent substantial time and resources in assisting them with their product design, our business could be materially harmed. Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers incorporate one or more of our products into their systems, they may discontinue production. Customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit, or in sufficient quantities. Since we outsource all of our manufacturing and have only a single-source of wafer supply, test and assembly for most of our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

Customers may cancel or defer significant purchase orders or our distributors may return our products, which would cause our inventory levels to increase and our revenue to decline

Our distributors or customers may cancel purchase orders at any time with little or no penalty. Contractually, our distributors are generally permitted to return un-programmed products worth up to 10%, by value, of the products they purchase from us. If our distributors or customers cancel or defer significant purchase orders or return our products, our accounts receivable collections would decrease and inventories would increase, which would materially harm our business.

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of the products that we currently have under development in Israel and to assemble these products in South Korea, the Philippines or Malaysia. As a result, these manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between South Korea and North Korea, and conflicts involving Israel or Malaysia.

A significant portion of our total revenue comes from sales to customers located outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total revenue in future periods. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce and economic instability. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following:

•       managing foreign distributors;

•       staffing and managing foreign offices;

•       political and economic instability;

•       foreign currency exchange fluctuations;

•       changes in tax laws, import and export regulations, tariffs and freight rates;

•       timing and availability of export licenses;

•       supplying products that meet local environmental regulations;

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

We also face competition from companies that offer ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as Freescale Semiconductor, Inc. (formerly Motorola), or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

•       the development of new products and advanced manufacturing technologies;

•       the quality, performance characteristics, price and availability of devices, programming hardware and software development tools;

•       the ability to engage with companies that provide synergistic products and services;

•       the incorporation of industry standards in our products;

•       the diversity of product lines; or

•       the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success will depend upon our ability to attract and retain engineers and other highly competent personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We have in the past experienced difficulty in recruiting and retaining qualified senior management, sales and technical personnel. Failure to attract, hire, train and retain personnel, could materially harm our business.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of future litigation

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations that are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to license other parties’ patents. We evaluate these requests on a case-by-case basis. These situations may lead to litigation if we reject the offer to obtain the license.

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that have involved numerous risks, including the use of significant amounts of our cash; diversion from other development projects or market opportunities; our ability to incorporate licensed technology in our products; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from other third-party companies. In the fourth quarter of 2004, we determined that the expected revenue and gross profit from the products incorporating the third party elements would not be sufficient to recover the carrying value of the third party elements and other long-lived assets, and we recorded a $3.2 million long-lived asset impairment charge. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we only maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters is located near earthquake fault lines in the San Francisco Bay area. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventory which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors’ facilities or our suppliers’ facilities, our business could be seriously harmed.

We do not have a detailed disaster recovery plan. In addition, we do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur. Any losses or damages incurred by us as a result of a catastrophic event or other significant uninsured loss could have a material adverse effect on our business.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our other stockholders

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

FASB has issued Statement 123R, “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If this accounting pronouncement had been in effect during the current period, we estimate that we would have reported a significantly higher net loss.

New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from profit-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

We have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

We have implemented import and export control procedures to comply with United States regulations but we are still exposed to potential risks from import and export activity

Our products, technology and software are subject to U.S. import and export control laws and regulations which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce and U.S. Department of the Treasury. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions or penalties by regulatory authorities. Such penalties can include civil, criminal or administrative remedies (such as loss of export privileges). We cannot be certain as to the outcome of an evaluation, investigation, inquiry or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of December 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. Since 2001, we have conducted a portion of our research and development activities in Canada and India. We also have sales and marketing activities outside the United States. Most of these costs are incurred in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23%, 22% and 18% of total operating expenses in 2004, 2003 and 2002, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $720,000 in the year ended December 31, 2004.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of QuickLogic Corporation:

We have completed an integrated audit of QuickLogic Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
San Jose, California
March 11, 2005

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$44,612	$41,969	$32,581
Cost of revenue	20,878	21,021	19,572
Gross profit	23,734	20,948	13,009
Operating expenses:
Research and development	11,885	10,500	13,113
Selling, general and administrative	15,905	15,769	15,249
Long-lived asset impairment	3,201	—	—
Goodwill impairment	—	—	11,428
Restructuring costs	—	—	783
Loss from operations	(7,257)	(5,321)	(27,564)
Write-down of marketable securities	(1,532)	—	(3,816)
Gain on sale of investment in Tower Semiconductor Ltd.	—	719	—
Interest expense	(255)	(178)	(71)
Interest income and other, net	212	61	164
Net loss	$(8,832)	$(4,719)	$(31,287)
Net loss per share:
Basic and diluted	$(0.35)	$(0.20)	$(1.34)
Weighted average shares:
Basic and diluted	25,493	24,110	23,291

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$ 24,914	$ 26,443
Short-term investment in Tower Semiconductor Ltd.	2,022	—
Accounts receivable, net of allowances for doubtful accounts of $1,088 and $1,100	4,786	3,924
Inventory	6,741	5,255
Other current assets	1,506	1,727
Total current assets	39,969	37,349
Property and equipment, net	5,403	9,070
Investment in Tower Semiconductor Ltd.	1,017	5,697
Other assets	4,552	6,247
TOTAL ASSETS	$ 50,941	$ 58,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$ 2,000	$ 2,900
Trade payables	4,119	3,555
Accrued liabilities	2,511	1,981
Deferred income on shipments to distributors	1,667	1,305
Current portion of debt and capital lease obligations	2,286	2,031
Total current liabilities	12,583	11,772
Long-term liabilities:
Debt and capital lease obligations, less current portion	1,036	1,781
Deferred royalty revenue	1,156	942
Total long-term liabilities	2,192	2,723
Total liabilities	14,775	14,495
Commitments and contingencies (see notes 14 and 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 26,313 and 24,830 shares issued and outstanding, respectively	26	25
Additional paid-in capital	155,837	153,582
Accumulated other comprehensive income	—	1,126
Accumulated deficit	(119,697)	(110,865)
Total stockholders’ equity	36,166	43,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 50,941	$ 58,363

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional		Accumulated		Total
	at Par Value		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance at December 31, 2001	23,172	$ 23	$ 149,734	$ (475)	$ —	$ (74,859)	$ 74,423
Common stock issued under stock option and employee stock purchase plans, net of repurchases	573	1	1,375	—	—	—	1,376
Issuance of stock options to non-employees	—	—	89	—	—	—	89
Amortization of deferred compensation	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	(31,287)	(31,287)
Balance at December 31, 2002	23,745	$ 24	$ 151,198	$ (145)	$ —	$ (106,146)	$ 44,931
Common stock issued under stock option and employee stock purchase plans	1,085	1	2,384	—	—	—	2,385
Amortization of deferred compensation	—	—	—	145	—	—	145
Unrealized gain on available-for-sale securities	—	—	—	—	1,126	—	1,126
Net loss	—	—	—	—	—	(4,719)	(4,719)
Balance at December 31, 2003	24,830	$ 25	$ 153,582	$ —	$ 1,126	$ (110,865)	$ 43,868
Common stock issued under stock option and employee stock purchase plans	1,483	1	2,255	—	—	—	2,256
Unrealized loss on available-for-sale securities	—	—	—	—	(1,126)	—	(1,126)
Net loss	—	—	—	—	—	(8,832)	(8,832)
Balance at December 31, 2004	26,313	$ 26	$ 155,837	$ —	$ —	$ (119,697)	$ 36,166

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$ (8,832)	$ (4,719)	$ (31,287)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,300	4,333	3,654
Write-off of long-lived assets	165	753	1,039
Long-lived asset impairment	3,201	—	—
Loss on disposal of property and equipment	20	6	—
Amortization of deferred compensation	—	145	330
Utilization of wafer credits from Tower Semiconductor Ltd.	197	15	—
Inventory write-down	695	1,453	1,618
Gain on sale of Tower Semiconductor Ltd. ordinary shares	—	(719)	—
Issuance of stock options to non-employees	—	—	89
Goodwill impairment	—	—	11,428
Write-down of marketable securities	1,532	—	3,816
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net of allowances for doubtful accounts	(862)	976	(1,799)
Inventory	(2,181)	1,168	4,098
Other assets	505	1,224	454
Trade payables	564	542	(1,280)
Accrued liabilities, deferred income, and other obligations	1,106	(358)	(814)
Net cash provided by (used for) operating activities	410	4,819	(8,654)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,323)	(1,998)	(1,695)
Investment in Tower Semiconductor Ltd. and other investments	—	—	(7,335)
Proceeds from sale of investment in Tower Semiconductor Ltd.	—	2,123	—
Net cash provided by (used for) investing activities	(1,323)	125	(9,030)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,831)	(1,563)	(673)
Proceeds from debt and capital lease obligations	859	2,624	3,281
Net proceeds from (payment of) revolving line of credit	(900)	(3,950)	6,850
Proceeds from issuance of common stock, net	2,256	2,385	1,376
Restricted cash	—	9,002	(9,002)
Net cash provided by (used for) financing activities	(616)	8,498	1,832
Net increase (decrease) in cash and cash equivalents	(1,529)	13,442	(15,852)
Cash and cash equivalents at beginning of period	26,443	13,001	28,853
Cash and cash equivalents at end of period	$ 24,914	$ 26,443	$ 13,001
Supplemental Disclosures of cash flow information:
Capital lease obligation to finance capital expenditures and related maintenance	$ 1,482	—	—
Interest paid	$ 244	$ 155	$ 154
Income taxes paid	$ 31	$ 30	$ 23

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net loss	$(8,832)	$(4,719)	$(31,287)
Other comprehensive gain (loss), net of tax:
Realized gain on sale of investments	—	236	—
Unrealized gain (loss) on investments	(1,126)	890	—
Total comprehensive loss	$(9,958)	$(3,593)	$(31,287)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation (the “Company”), founded in 1988, is a Delaware company. The Company operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate array semiconductors (“FPGAs”), Embedded Standard Products (“ESPs”) and associated software tools and programming hardware.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31. The fiscal years 2004, 2003 and 2002 ended on January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Fiscal 2004 was a 53-week year, with the third fiscal quarter containing 14 weeks. Fiscal 2003 and 2002 were 52-week years. The additional week in fiscal 2004 did not have a material effect on the results of operations. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund any operating losses, and fund purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the market acceptance, revenue levels, and gross profit of new and existing products, the performance and capacity of subcontract manufacturers, product quality, the level of product development efforts, wafer purchase commitments, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic Software (India) Private Limited, and QuickLogic GmbH. The Company uses the U.S. dollar as its functional currency. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns and allowances, valuation of investments, valuation of long-lived assets and goodwill, asset impairment, inventory valuation including excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

For presentation purposes, certain amounts in prior period financial statements, referred to in these financial statements, have been reclassified to conform to the reporting in current period financial statements.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-Term Investments

All highly-liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Fair Value of Financial Instruments

The estimated fair value of financial instruments is determined by using available market information and appropriate valuation methodologies. The estimated fair value of all financial instruments at December 31, 2004, 2003 and 2002 approximate the amounts presented in the balance sheets, due primarily to the short-term nature of these instruments.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these costs are incurred in local currency. Foreign currency transaction gains and losses are included in other income as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 23%, 22% and 18% of total operating expenses in the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred a majority of these foreign expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Inventory

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of our inventory in light of current market conditions and market trends, and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecast demand. The Company’s semiconductor products have an unusually long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. The Company also regularly reviews the cost of inventory against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

In 2001, the Company acquired certain assets of V3 Semiconductor, Inc., a Toronto based manufacturer of application specific standard products, or ASSPs, for a total of $13.7 million. The Company allocated approximately $2.3 million of the purchase price to the net assets acquired and $11.4 million to goodwill. In 2002, the Company conducted an impairment analysis. Based on the results, the Company recorded a non-cash charge of $11.4 million. The charge wrote off the entire amount of the goodwill and was included as a component of operating income.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. See Note 10.

Licensed Intellectual Property

The Company licenses intellectual property that is incorporated into its products. Costs incurred under the license agreements prior to the establishment of technological feasibility are included in research and development expense as incurred. Costs incurred for intellectual property once technological feasibility has been established and that can be used in multiple products are capitalized. At December 31, 2004 and 2003, zero and $1.5 million, respectively, of capitalized costs were included in other long-term assets on the balance sheets. Once a product incorporating licensed intellectual property has production sales, the amount is amortized over the estimated useful life of the asset, generally five years. In 2004 and 2003, $337,000 and $197,000, respectively, of licensed intellectual property was amortized on a straight-line basis. The remaining $1.2 million unamortized balance was written-off in December 2004 as a portion of the $3.2 million long-lived asset impairment charge associated with the Company’s QuickMIPS product family.

Revenue Recognition

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors. The Company ships programmed parts and unprogrammed parts. Distributors, third parties or the end customer may program unprogrammed parts. Revenue is recognized upon shipment to OEM customers. The Company sells to certain distributors under agreements, which, in the case of unprogrammed parts, provide for certain rights of return, and price adjustments on unsold inventory. These agreements generally permit the distributor to return unprogrammed parts with a value of up to 10% of the value of the total product purchases in the previous six months. Upon shipment of unprogrammed parts to a distributor, the Company records an account receivable from the distributor, relieves inventory by the cost of the product shipped, and records the deferred gross profit (revenue less cost of revenue) on the balance sheets as “deferred income on shipments to distributors” until the inventory is resold by the distributor. Revenue for programmed parts, for which there are no rights of return or price adjustments on unsold inventory, is recognized upon shipment to distributors. Reserves for estimated returns and allowances are provided against accounts receivable.

Software revenue from sales of design tool kits is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is probable. Software revenue amounts to less than 1% of revenue.

Warranty costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for 12 months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss—as reported	$ (8,832)	$ (4,719)	$ (31,287)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net loss, net of tax	—	145	330
Less: Stock-based employee compensation expense related to stock option plans determined under the fair value based method, net of tax	(4,398)	(5,702)	(6,195)
Less: Stock-based employee compensation expense related to the stock purchase plan determined under the fair value based method, net of tax	(750)	(356)	(396)
Net loss—as adjusted	$ (13,980)	$ (10,632)	$ (37,548)
Net loss per share:
Basic and diluted—as reported	$ (0.35)	$ (0.20)	$ (1.34)
Basic and diluted—as adjusted	$ (0.55)	$ (0.44)	$ (1.61)

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

At December 31, 2004, the Company’s largest accounts receivable balances were associated with two of QuickLogic’s worldwide distributors. These distributors accounted for the following percentages of accounts receivable as of the periods presented:

	December 31,
	2004	2003
Distributor “A”	24%	26%
Distributor “B”	22%	15%

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on Tower Semiconductor Ltd. (“Tower”) ordinary shares. See Note 9.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs, an amendment of ARB No. 43,

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a significant impact on our financial condition or results of operations.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 8 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in the third fiscal quarter of 2005 will be significant to its results of operations.

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

For the years ended December 31, 2004, 2003 and 2002, there were 1,065,000, 1,457,000 and 569,000 shares, respectively, of potentially dilutive common shares that were not included in the calculation of diluted net loss per share as they were anti-dilutive due to the net loss the Company experienced in these years. As no potentially dilutive shares were dilutive, basic and diluted net income (loss) per share were the same for each of the three years. While these potential common shares are currently anti-dilutive, they could be dilutive in the future.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BALANCE SHEET COMPONENTS

	December 31,
	2004	2003
	(in thousands)
Inventory:
Raw materials	$ 1,024	$ 848
Work-in-process	4,908	3,829
Finished goods	809	578
	$ 6,741	$ 5,255
Other current assets:
Prepaid expenses	$ 1,278	$ 1,429
Employee receivables	15	232
Other	213	66
	$ 1,506	$ 1,727
Property and equipment:
Equipment	$ 12,620	$ 12,802
Software	8,647	10,509
Furniture and fixtures	851	896
Leasehold improvements	813	861
	$ 22,931	$ 25,068
Accumulated depreciation and amortization	(17,528)	(15,998)
	$ 5,403	$ 9,070
Other assets:
Prepaid wafer credits	$ 4,501	$ 4,698
Licensed intellectual property	—	1,490
Other	51	59
	$ 4,552	$ 6,247
Accrued liabilities:
Accrued employee compensation	$ 1,400	$ 1,666
Accrued adverse purchase commitments	70	—
Other	1,041	315
	$ 2,511	$ 1,981
Debt and capital lease obligations:
Notes payable to bank	$ 2,567	$ 3,432
Capital lease	755	—
Note payable	—	380
	3,322	3,812
Current portion	(2,286)	(2,031)
	$ 1,036	$ 1,781

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets acquired under capital leases and included in property and equipment were $1.5 million and $324,000 at December 31, 2004 and 2003, respectively. The Company recorded accumulated depreciation on leased assets of $926,000 and $324,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the capital lease obligation was $755,000 and zero, respectively.

Adverse Purchase Commitment

During the fiscal quarter ended September 30, 2004, the Company accrued an adverse purchase commitment in the amount of $610,000 for wafers on order that are expected to yield no usable die. This charge was recorded as a cost of revenue in the statements of operations for the fiscal years ended December 31, 2004. At December 31, 2004, the Company had a remaining balance related to the adverse purchase commitment of $70,000 included in accrued liabilities.

NOTE 5—OBLIGATIONS

	December 31,
	2004	2003
	(in thousands)
Revolving line of credit	$ 2,000	$ 2,900
Notes payable to bank	2,567	3,432
Note payable	—	380
Deferred royalty revenue	1,156	942
Capital lease	755	—
	6,478	7,654
Current portion of long-term obligations	(4,286)	(4,931)
	$ 2,192	$ 2,723

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Line of Credit and Notes Payable to Bank

Effective June 2004, the Company modified its Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement included an $8.0 million revolving line of credit available through June 2005 and an additional $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2005. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. Advances under the equipment line of credit must be repaid in either 30 or 36 equal installments, depending upon the nature of the items financed. Terms of the various advances under the modified agreement are as follows (in thousands):

	Original Balance	Balance at December 31, 2004	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$ 2,000	$ 1,610	Prime + 1.00%	June 27, 2005
Non-formula advances	n/a	—	4,000	Prime + 2.00%	June 27, 2005
Equipment Line of Credit:
Notes payable	$ 2,332	440	n/a	Prime + 0.75%	Multiple draws maturing on or before December 31, 2005
Notes payable	2,136	1,341	n/a	Prime + 2.00%	Multiple draws maturing on or before December 1, 2006
Notes payable	859	786	n/a	Prime + 2.00%	Multiple draws maturing on or before December 31, 2007
Notes payable	n/a	—	1,141	Prime + 2.00%	30 or 36 months from date of advance
Total		$ 4,567

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts, and the payment of dividends. The Company was in compliance with the modified agreement as of December 31, 2004.

At December 31, 2004, the prime rate under the credit facility was 5.25%. As of December 31, 2004 and 2003, $1.0 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum. Terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through 2005. Accordingly, the

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $280,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of December 31, 2004, the outstanding balance under the capital lease was $755,000, all of which was classified as a short-term liability.

Note Payable

In November 2003, the Company signed a $488,000 credit agreement with a financial institution to finance its insurance payments, at an interest rate of 3.0% per annum. Terms of the agreement required the Company to repay the principal and interest in monthly installments of $55,000 through August 2004. As of December 31, 2004 and 2003, the Company had zero and $380,000 outstanding under this agreement, all of which was classified as a short-term liability.

Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC. Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of December 31, 2004 and 2003, the Company had recorded approximately $1.2 million and $942,000, respectively, of deferred royalty revenue under this agreement. As of December 31, 2004, no royalty revenue had been earned under the agreement.

NOTE 6—INCOME TAXES

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the associated deferred tax assets. Accordingly, no income tax benefit was recorded for the years ended December 31, 2004, 2003 and 2002 related to net operating loss carryforwards. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $79 million and $14 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal purposes and 2005 for state purposes.

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

	Years Ended December 31,
	2004	2003	2002
Provision at statutory rate	34%	34%	34%
Future benefit of deferred tax assets not recognized	(34)	(34)	(34)
	0%	0%	0%

The Company did not have any significant foreign tax liability during the periods presented.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax balances are comprised of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforward	$ 27,719	$ 26,829
Accruals and reserves	5,290	5,360
Credit carryforward	5,607	5,685
Unrealized loss on marketable securities	4,570	—
Depreciation and amortization	4,377	3,149
	47,563	41,023
Valuation allowances	(47,563)	(41,023)
Deferred tax asset	$—	$—

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

Rights Plan

In November 2001, the board of directors adopted a Rights Agreement which provides for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock to stockholders of record on December 12, 2001. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of common stock, without the approval of the board of directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

NOTE 8—EMPLOYEE STOCK PLANS

The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the years ended December 31, 2004, 2003 and 2002 would have been $14.0 million, $10.6 million and $37.5 million, respectively. See Note 2.

Employee Stock Option Plans

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4.6 million shares of common stock. Options granted under the 1989 Plan have a term of up to 10 years, and typically vest at a rate of 25% of the total grant per year over a four-year period. In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of December 31, 2004, approximately 11.9 million shares were reserved for issuance under the 1999 Plan. In addition, each January, an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the years ended December 31, 2004, 2003 and 2002:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(In thousands)	(In thousands)
Balance at December 31, 2001	3,598	6,657	$7.95
Authorized	1,159	—	—
Granted	(3,917)	3,917	2.69
Canceled	1,365	(1,365)	7.56
Exercised	—	(158)	2.23
Balance at December 31, 2002	2,205	9,051	5.83
Authorized	1,188	—	—
Granted	(515)	515	4.01
Canceled	949	(949)	6.74
Exercised	—	(392)	3.26
Balance at December 31, 2003	3,827	8,225	5.73
Authorized	1,241	—	—
Granted	(1,396)	1,396	2.93
Canceled	338	(338)	6.37
Exercised	—	(395)	1.03
Balance at December 31, 2004	4,010	8,888	$5.48

As of December 31, 2004, options to purchase 5,987,795 shares were vested. Options to purchase 4,472,748 and 3,523,800 shares were vested as of December 31, 2003 and 2002, respectively.

Related weighted average exercise price and contractual life information at December 31, 2004 are as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.60 - $ 2.50	2,379	7.45	$1.89	1,258	$1.83
2.70 - 4.08	2,440	8.09	3.36	944	3.43
4.25 - 6.04	2,332	5.49	4.81	2,138	4.81
6.21 - 34.56	1,737	5.58	14.26	1,648	14.60
$0.60 - $34.56	8,888	6.75	$5.48	5,988	$6.66

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during 2004, 2003 and 2002 was $1.97, $2.42 and $1.69 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	5.2	5.3	5.3
Risk-free interest rate	3.70%	3.15%	3.68%
Volatility	80%	69%	72%
Dividend yield	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of December 31, 2004, approximately 3.9 million shares were reserved for issuance under the ESPP. In addition, each August, an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period. During the twelve months ended December 31, 2004, 1,088,038 shares of common stock were purchased under the ESPP.

The estimated fair value of rights issued pursuant to the Company’s ESPP in 2004, 2003 and 2002 was $1.41, $0.59 and $1.45 per right, respectively. The fair value of rights granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the ESPP:

	Years Ended December 31,
	2004	2003	2002
Expected life	6 months	6 months	6 months
Risk-free interest rate	1.94%	1.17%	2.61%
Volatility	64%	45%	63%
Dividend yield	—	—	—

Deferred Stock-Based Compensation

The Company applies APB No. 25 accounting to its stock-based compensation plans. Compensation expense is recorded for awards of shares over the period earned. During the year ended December 31, 1999, the Company granted options to purchase 866,000 shares of common stock at a price less than the fair market value of its common stock at the time of the grant and recorded related deferred stock compensation of $908,000. This stock compensation was amortized ratably over the four-year vesting period of the options, net of reversals associated with unvested shares of terminated employees. During the years ended December 31, 2004, 2003 and 2002, deferred stock compensation amortization was zero, $145,000 and $330,000, respectively. At December 31, 2004 and 2003, no deferred stock compensation was

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in stockholders’ equity on the balance sheets as all of these options had fully vested or been cancelled at these dates.

NOTE 9—INVESTMENT IN TOWER SEMICONDUCTOR LTD.

On December 12, 2000, the Company entered into a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower, as amended. Under the Agreement, the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron and below, using advanced complementary metal oxide semiconductor technology (“CMOS”) acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its entire investment requirements under of the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $3.8 million and $6.8 million in 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. The carrying value of these shares following the 2002 write-down was $3.40 per share. The Company also received $4.7 million in prepaid wafer credits in consideration for the investment. These credits are recorded in other assets on the balance sheets and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

During the year ended December 31, 2003, the Company sold 412,825 of the Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations. During the year ended December 31, 2004, the Company recorded a $1.5 million write-down of its investment in Tower ordinary shares due to market value of the Tower shares remaining below the Company’s carrying value of the investment. The write-down in 2004 resulted in a carrying value of the Company’s investment in Tower ordinary shares of $2.26 per share, the market value of Tower ordinary shares on the last day of the Company’s fiscal year. Accordingly, the Company does not have any accumulated other comprehensive income or loss on the balance sheets as of December 31, 2004. As a result of the market value of the Tower ordinary shares being above their carrying value at December 31, 2003, the Company recorded accumulated other comprehensive income on the balance sheets in the amount of  $1.1 million as of December 31, 2003, which represents an unrealized gain on the shares at that date.

As of December 31, 2004, the Company held 1,344,543 available-for-sale Tower ordinary shares. The Company intends to hold 450,000 Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

NOTE 10—LONG-LIVED ASSET IMPAIRMENT

As part of its 2005 annual budgeting process, the Company determined that the revenue outlook for the QuickMIPS product family  was lower than previous expected. Accordingly, the Company performed an impairment assessment on long-lived assets associated with the product family. An assessment of undiscounted cash flows indicated that these assets were impaired. In order to determine the fair value of these assets, the Company performed a probability-weighted assessment of the revenue and related cash flows, discounted using a risk-free interest rate. As a result the Company recorded a $3.2 million long-lived

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset impairment as an operating expense in order to write these assets down to their estimated fair market value. This charge reduced the net carrying value of property and equipment by $2.0 million and other long-term assets by $1.2 million.

NOTE 11—RELATED PARTY TRANSACTIONS

Notes Receivable from Officer

In July 2000, an executive officer of the Company borrowed $150,000 from the Company pursuant to an unsecured full-recourse promissory note. The note, as amended, bore simple interest at the rate of 5.00% per annum, and was payable upon demand by the Company. In June 2004, the note, including accrued interest, was paid in full. The total amount of principal and interest outstanding under the note was zero and $176,000 at December 31, 2004 and 2003, respectively and was included in other current assets on the balance sheets.

NOTE 12—RESTRUCTURING CHARGES

In November 2002, the Company reduced its worldwide headcount by 55 employees and closed offices in La Palma, California and Richardson, Texas. In connection with this decision, the Company recognized a $783,000 restructuring charge for employee severance and lease termination expenses.

NOTE 13—INFORMATION CONCERNING BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Information About Geographic Areas

All of the Company’s sales originate in the United States and are denominated in U.S. dollars. The following is a breakdown of revenue by shipment destination:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenue by country:
United States	$19,759	$18,448	$15,736
Europe	10,438	6,952	6,640
Japan	7,911	5,895	4,042
China	1,940	6,686	2,043
Rest of North America	2,446	2,091	2,000
Rest of Asia Pacific	2,118	1,897	2,120
Total revenue	$44,612	$41,969	$32,581

Three distributors of the Company’s products accounted for approximately 22%, 13% and 11% of revenue in 2004. Three distributors of the Company’s products accounted for approximately 19%, 17% and 11% of revenue in 2003. Two distributors of the Company’s products accounted for approximately 19% and 12% of revenue in 2002. One Chinese systems manufacturer, purchasing our products through a distributor, accounted for 3%, 14% and 3% of revenue in 2004, 2003 and 2002, respectively.

As of December 31, 2004, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMITMENTS

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of December 31, 2004 and December 31, 2003, the Company had $6.4 million and $8.5 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the years ended December 31, 2004, 2003 and 2002 was approximately $919,000, $915,000 and $1,024,000, respectively.

Future minimum lease commitments, excluding property taxes and insurance, are as follows:

Operating Leases
(In thousands)
Year Ending December 31,
2005	$ 692
2006	651
2007	654
2008	724
2009	273
2010 and thereafter	14
$ 3,008

NOTE 15—LITIGATION

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective.

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower Semiconductor Ltd. against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person. On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice. On September 29, 2004 one of the plaintiffs filed a notice of appeal from the judgment.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross profit.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.        CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment using those criteria, management concluded that, as of December 31, 2004, QuickLogic ‘s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2005 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the backgrounds of our directors and officers is contained herein under Item 1, “Executive Officers and Directors.”

Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled “Board Meetings, Committees and Corporate Governance” in the Proxy Statement. A copy of our Code of Conduct and Ethics is posted on our website at www.quicklogic.com under the heading “Investor Relations.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Executive Compensation” and “Change of Control Agreements” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers LLP During Fiscal 2004” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.   Financial Statements

Reference is made to page 46 for a list of all financial statements and schedules filed as a part of this report.

2.   Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$1,100	—	(12)	$1,088
Year ended December 31, 2003	$740	371	(11)	$1,100
Year ended December 31, 2002	$393	429	(82)	$740

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.   Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)   Exhibits

The following exhibits are filed with or incorporated by reference into this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(3)	Rights Agreement, dated as of November 28, 2001, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent.
10.1(10)	Form of Indemnification Agreement for directors and executive officers.
10.2(1,10)	1989 Stock Option Plan.
10.3(1,10)	1999 Stock Plan and form of Option Agreement thereunder.
10.4(1,10)	1999 Employee Stock Purchase Plan.
10.5(1)	Termination Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.6(1)	Cross License Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.

10.7(1)	Wafer Fabrication Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	First Amended and Restated Common Stock Purchase Agreement, dated June 13, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.9(1,7)	Lease dated June 17, 1996, as amended, between the Registrant and Kairos, LLC and Moffet Orchard Investors as Landlord for the Registrant’s facility located in Sunnyvale, California.
10.10(1)	Patent Cross License Agreement, dated August 25, 1998, between the Registrant and Actel Corporation.
10.11(2)†	Share Purchase Agreement, dated December 11, 2000, between the Registrant and Tower Semiconductor Ltd.
10.12(2,4)†	Foundry Agreement, dated December 11, 2000, as amended on September 17, 2001, between the Registrant and Tower Semiconductor Ltd.
10.13(2)	Registration Rights Agreement, dated January 18, 2001, between, inter alia, the Registrant and Tower Semiconductor Ltd.
10.14(6)	Amendment to Share Purchase Agreement, dated May 28, 2002, between the Registrant and Tower Semiconductor Ltd.
10.15(10)	Form of Change of Control Severance Agreement.
10.16(10)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.17(8)	Amended and Restated Loan and Security Agreement, dated June 20, 2003, between the Registrant and Silicon Valley Bank.
10.18(9)	Loan Modification Agreement, dated June 28, 2004, between the Registrant and Silicon Valley Bank.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 77).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Registration Statement on Form 8-A12G filed on December 10, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-22671).

(9)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004 (Commission File No. 000-22671).

(10)   This exhibit is a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2005.

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

Signature	Title	Date
/s/ E. THOMAS HART	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2005
E. Thomas Hart
/s/ CARL M. MILLS	Vice President, Finance, Chief Financial Officer and	March 17, 2005
Carl M. Mills	Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ DONALD P. BEADLE	Director	March 17, 2005
Donald P. Beadle
/s/ MICHAEL J. CALLAHAN	Director	March 17, 2005
Michael J. Callahan
/s/ ARTURO KRUEGER	Director	March 17, 2005
Arturo Krueger
/s/ GARY H. TAUSS	Director	March 17, 2005
Gary H. Tauss

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(In thousands)
Statement of Operations
Revenue	$ 11,079	$ 11,944	$ 11,221	$ 10,368	$ 10,794	$ 11,171	$ 10,603	$ 9,401
Cost of revenue	5,799	6,059	4,465	4,555	6,028	5,416	5,040	4,537
Gross profit	5,280	5,885	6,756	5,813	4,766	5,755	5,563	4,864
Operating expenses:
Research and development	2,539	3,046	3,052	3,248	3,040	2,712	2,420	2,328
Selling, general and administrative	4,073	3,729	4,194	3,909	4,021	3,771	3,842	4,135
Long-lived asset impairment	3,201	—	—	—	—	—	—	—
Loss from operations	(4,533)	(890)	(490)	(1,344)	(2,295)	(728)	(699)	(1,599)
Write-down of investment in Tower Semiconductor Ltd.	(1,532)	—	—	—	—	—	—	—
Gain on sale of investment in Tower Semiconductor Ltd.	—	—	—	—	—	23	696	—
Interest expense, interest income and other, net	29	(9)	(39)	(24)	(57)	(4)	(21)	(35)
Net loss	$ (6,036)	$ (899)	$ (529)	$ (1,368)	$ (2,352)	$ (709)	$ (24)	$ (1,634)
Net loss per share:
Basic and Diluted	$ (0.23)	$ (0.03)	$ (0.02)	$ (0.06)	$ (0.10)	$ (0.03)	$ —	$ (0.07)

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(In thousands)
Consolidated Statement of Comprehensive Income (Loss)
Net loss	$ (6,036)	$ (899)	$ (529)	$ (1,368)	$ (2,352)	$ (709)	$ (24)	$ (1,634)
Other comprehensive gain (loss), net of tax:	—	—	—	—	—	(20)	256	—
Net unrealized gain (loss) on investments	67	(3,187)	(1,694)	3,688	916	(227)	649	(448)
Total comprehensive income (loss)	$ (5,969)	$ (4,086)	$ (2,223)	$ 2,320	$ (1,436)	$ (956)	$ 881	$ (2,082)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(3)	Rights Agreement, dated as of November 28, 2001, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent.
10.1(10)	Form of Indemnification Agreement for directors and executive officers.
10.2(1,10)	1989 Stock Option Plan.
10.3(1,10)	1999 Stock Plan and form of Option Agreement thereunder.
10.4(1,10)	1999 Employee Stock Purchase Plan.
10.5(1)	Termination Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.6(1)	Cross License Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.7(1)	Wafer Fabrication Agreement, dated March 29, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.8(1)	First Amended and Restated Common Stock Purchase Agreement, dated June 13, 1997, between the Registrant and Cypress Semiconductor Corporation.
10.9(1,7)	Lease dated June 17, 1996, as amended, between the Registrant and Kairos, LLC and Moffet Orchard Investors as Landlord for the Registrant’s facility located in Sunnyvale, California.
10.10(1)	Patent Cross License Agreement, dated August 25, 1998, between the Registrant and Actel Corporation.
10.11(2)†	Share Purchase Agreement, dated December 11, 2000, between the Registrant and Tower Semiconductor Ltd.
10.12(2,4)†	Foundry Agreement, dated December 11, 2000, as amended on September 17, 2001, between the Registrant and Tower Semiconductor Ltd.
10.13(2)	Registration Rights Agreement, dated January 18, 2001, between, inter alia, the Registrant and Tower Semiconductor Ltd.
10.14(6)	Amendment to Share Purchase Agreement, dated May 28, 2002, between the Registrant and Tower Semiconductor Ltd.
10.15(10)	Form of Change of Control Severance Agreement.
10.16(10)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.17(8)	Amended and Restated Loan and Security Agreement, dated June 20, 2003, between the Registrant and Silicon Valley Bank.
10.18(9)	Loan Modification Agreement, dated June 28, 2004, between the Registrant and Silicon Valley Bank.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 77).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Registration Statement on Form 8-A12G filed on December 10, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2003 (Commission File No. 000-22671).

(9)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004 (Commission File No. 000-22671).

(10)   This exhibit is a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.