Form 10-Q
period 2005-04-03
QUICKLOGIC CORPORATION
filed 2005-05-12
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1277 ORLEANS DRIVE SUNNYVALE, CA  94089

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

As of May 5, 2005,  26,460,042 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 31, 2005

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Revenue	$12,527	$10,368
Cost of revenue	4,888	4,555
Gross profit	7,639	5,813
Operating expenses:
Research and development	2,454	3,248
Selling, general and administrative	4,298	3,909
Income (loss) from operations	887	(1,344)
Interest expense	(53)	(68)
Interest income and other, net	80	44
Income (loss) before income taxes	914	(1,368)
Provision for income taxes	50	—
Net income (loss)	$864	$(1,368)

Net income (loss) per share:
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)
Weighted average shares:
Basic	26,385	24,846
Diluted	27,413	24,846

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,598	$24,914
Short-term investment in Tower Semiconductor Ltd.	1,628	2,022
Accounts receivable, net of allowances for doubtful accounts of $948 and $1,088	5,859	4,786
Inventory	7,476	6,741
Other current assets	1,250	1,506
Total current assets	40,811	39,969
Property and equipment, net	5,138	5,403
Investment in Tower Semiconductor Ltd.	819	1,017
Other assets	4,458	4,552

TOTAL ASSETS	$51,226	$50,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	4,379	4,119
Accrued liabilities	2,534	2,511
Deferred income on shipments to distributors	1,813	1,667
Current portion of debt and capital lease obligations	1,853	2,286
Total current liabilities	12,579	12,583
Long-term liabilities:
Debt and capital lease obligations, less current portion	697	1,036
Deferred royalty revenue	1,231	1,156
Total long-term liabilities	1,928	2,192
Total liabilities	14,507	14,775

Commitments and contingencies (see notes 10 and 11)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 26,444 and 26,313 shares issued and outstanding, respectively	26	26
Additional paid-in capital	156,118	155,837
Accumulated other comprehensive loss	(592)	—
Accumulated deficit	(118,833)	(119,697)
Total stockholders’ equity	36,719	36,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,226	$50,941

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$864	$(1,368)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	665	1,163
Loss on disposal of property and equipment	7	20
Utilization of wafer credits from Tower Semiconductor Ltd.	94	52
Inventory write-down	205	130
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	(1,073)	(503)
Inventory	(940)	(883)
Other assets	256	381
Trade payables	260	69
Accrued liabilities	23	54
Deferred income and royalty revenue	221	519
Net cash provided by (used for) operating activities	582	(366)

Cash flows from investing activities:
Capital expenditures for property and equipment	(407)	(415)
Net cash used for investing activities	(407)	(415)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(772)	(697)
Proceeds from issuance of common stock, net	281	106
Net cash used for financing activities	(491)	(591)

Net decrease in cash and cash equivalents	(316)	(1,372)
Cash and cash equivalents at beginning of period	24,914	26,443
Cash and cash equivalents at end of period	$24,598	$25,071

Supplemental schedule of non-cash activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$1,482

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2005	2004

Net income (loss)	$864	$(1,368)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	(592)	3,688
Total comprehensive income	$272	$2,320

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”), founded in 1988, is a Delaware corporation. The Company operates in a single industry segment where it designs, develops, markets and supports advanced field programmable gate arrays (“FPGAs”), Embedded Standard Products (“ESPs”), associated software tools and programming hardware.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The Company recommends that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s first fiscal quarter of 2005 ended Sunday, April 3, 2005.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund any operating losses, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including Eclipse II and QuickPCI II parts, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs of securing access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, sales and marketing efforts, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of our credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. ("Tower") and equity in the Company, the exercise of employee stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic Software (India) Private Ltd., and QuickLogic GmbH. The Company uses the U.S. dollar as its functional currency. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

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

The Company sells products directly to original equipment manufacturers (“OEMs”) and through distributors. The

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on Tower ordinary shares (see Note 4).

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

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended March 31,
	2005	2004

Net income (loss)—as reported	$864	$(1,368)
Add: Stock-based employee compensation expense determined under APB No. 25, included in reported net income (loss), net of tax	—	—
Less: Stock-based employee compensation expense related to stock option plans determined under the fair value based method, net of tax	(870)	(1,294)
Net loss—as adjusted	$(6)	$(2,662)

Net income (loss) per share — as reported:
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)
Net loss per share — as adjusted:
Basic	$0.00	$(0.11)
Diluted	$0.00	$(0.11)

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these costs are incurred in local currency. Foreign currency transaction gains and losses are included in other income and expense as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 26% and 23% of total operating expenses for the three months ended March 31, 2005 and 2004, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

Three distributors of the Company’s products accounted for 20%, 18% and 15% of the Company’s accounts receivable balance at March 31, 2005. Two distributors of the Company’s products accounted for 24% and 22% of the Company’s accounts receivable balance at December 31, 2004.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for 12 months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

its financial statements.

On December 16, 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) and expects the impact upon adoption in fiscal year 2006 to be significant to its results of operations.

Note 3—Net Income (Loss) Per Share

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

	Three Months Ended March 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$864	26,385	$0.03	$(1,368)	24,846	$(0.06)
Effect of stock options	—	1,028	—	—	—	—

Diluted	$864	27,413	$0.03	$(1,368)	24,846	$(0.06)

For the three months ended March 31, 2004, potential common shares of 1.6 million were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced in the period. For the three months ended March 31, 2005 and 2004, 5.0 million and 4.2 million, respectively, shares of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period. While these potential common shares are currently antidilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

The Company has entered into a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower, as amended. Under the Agreement, the Company agreed to make a strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron and below, using advanced complementary metal oxide semiconductor technology (“CMOS”) acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its entire investment requirements under the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $1.5 million, $3.8 million and $6.8 million in 2004, 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. The carrying value of these shares following the 2004 write-down was $2.26 per share, the market value of Tower ordinary shares on the last trading day of 2004.

During the year ended December 31, 2003, the Company sold 412,825 of the Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations. As of March 31, 2005, the Company held 1,344,543 available for sale Tower ordinary shares with an accumulated other comprehensive loss of

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$592,000, representing the difference between the $2.26 carrying value per share and $1.82 per share, the market value on the last trading day of the Company’s first fiscal quarter of 2005.

The Company intends to hold 450,000 Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in consideration for the investment, $4.4 million of which remained available as of March 31, 2005. These credits are recorded in other assets on the balance sheets and can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005.

Note 5—Balance Sheet Components

	March 31, 2005	December 31, 2004
	(in thousands)
Inventory:
Raw materials	$1,043	$1,024
Work-in-process	5,506	4,908
Finished goods	927	809
	$7,476	$6,741

Other current assets:
Prepaid expenses	$1,078	$1,278
Employee receivables	15	15
Other	157	213
	$1,250	$1,506

Property and equipment:
Equipment	$12,971	$12,620
Software	8,690	8,647
Furniture and fixtures	840	851
Leasehold improvements	813	813
	23,314	22,931
Accumulated depreciation and amortization	(18,176)	(17,528)
	$5,138	$5,403

Other assets:
Prepaid wafer credits	$4,407	$4,501
Other	51	51
	$4,458	$4,552

Accrued liabilities:
Employee related accruals	$1,978	$1,400
Accrued adverse purchase commitments	—	70
Other	556	1,041
	$2,534	$2,511

Debt and capital lease obligations:
Notes payable to bank	$1,979	$2,567
Capital lease	571	755
	2,550	3,322
Current portion	(1,853)	(2,286)
	$697	$1,036

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6—Obligations

	March 31,	December 31,
	2005	2004
	(in thousands)
Revolving line of credit	$2,000	$2,000
Notes payable to bank	1,979	2,567
Deferred royalty revenue	1,231	1,156
Capital lease	571	755
	5,781	6,478
Current portion of long-term obligations	(3,853)	(4,286)
	$1,928	$2,192

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

	Original Balance	Balance at March 31, 2005	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$2,000	$2,813	Prime + 1.00%	June 27, 2005
Non-formula advances	n/a	—	3,187	Prime + 2.00%	June 27, 2005

Equipment Line of Credit:
Notes payable	$2,332	191	n/a	Prime + 0.75%	Multiple draws maturing on or before December 31, 2005
Notes payable	2,136	1,076	n/a	Prime + 2.00%	Multiple draws maturing on or before December 1, 2006
Notes payable	859	712	n/a	Prime + 2.00%	Multiple draws maturing on or before December 31, 2007
Notes payable	n/a	—	1,141	Prime + 2.00%	30 or 36 months from date of advance
Total		$3,979

The bank has a first priority security interest in the tangible and intangible assets of the Company to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts, and the payment of dividends. The Company was in compliance with the modified agreement as of March 31, 2005.

At March 31, 2005, the prime rate under the credit facility was 5.75%. As of March 31, 2005 and December 31, 2004, $697,000 and $1.0 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term liabilities.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum.  Terms of the agreement require the Company to make quarterly principal and interest

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

payments of approximately $196,000 through October 2005. Accordingly, the Company recorded a capital asset for $1.2 million that is being amortized over the term of the agreement, prepaid maintenance of $280,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million.  As of March 31, 2005, the outstanding balance under the capital lease was $571,000, all of which was classified as a short-term liability.

Deferred Royalty Revenue

In 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex UTMC (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of March 31, 2005 and December 31, 2004, the Company had recorded approximately $1.2 million of deferred royalty revenue under this agreement. As of March 31, 2005, no royalty revenue had been earned under the agreement.

Note 7 — Employee Stock Plans

The Company has adopted the disclosure-only provisions of SFAS No. 123.  If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three months ended March 31, 2005 and 2004 would have been $6,000 and $2.7 million, respectively (see Note 2).

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of March 31, 2005, approximately 13.1 million shares were reserved for issuance under the 1999 Plan.  In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years.  Options typically vest at a rate of 25% of the total grant one year after the vesting commencement date, and one forty-eighth for each month of service thereafter.  However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended March 31, 2005 and 2004 was $1.91 and $2.39 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	5.0	5.2
Risk-free interest rate	3.71%	3.15%
Volatility	88%	73%
Dividend yield	—	—

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of March 31, 2005, approximately 3.9 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.  The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period. There were no purchases pursuant to the Company’s ESPP during the three months ended March 31, 2005 and 2004.

Rights Plan

In 2001, the board of directors adopted a Rights Agreement, which provides for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of common stock to stockholders of record on December 12, 2001. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offer or beneficially owning 15% or more of the common stock, without the approval of the board of directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

Note 8—Income Taxes

In the first quarter of 2005, the Company recorded income tax expense of approximately $50,000, which consisted of income taxes on foreign operations of $30,000 and federal alternative minimum income taxes of $20,000.

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

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9—Information Concerning Geographic Information and Major Customers

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue by geography:
United States	$5,881	$4,960
Japan	2,083	2,437
Europe	3,137	1,805
China	141	90
Rest of North America	714	715
Rest of Asia Pacific	571	361
Total revenue	$12,527	$10,368

Three distributors of the Company’s products accounted for approximately 24%, 16% and 13% of revenue in the three months ended March 31, 2005. The same three distributors of the Company’s products accounted for approximately 18%, 17%, and 16% of revenue in the three months ended March 31, 2004. For the three months ended March 31, 2005, one domestic systems manufacturer accounted for 11% of revenue. One Japanese systems manufacturer, purchasing our products through a distributor, accounted for 14% of revenue in the three months ended March 31, 2004.

As of March 31, 2005 less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 10—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 31, 2005 and December 31, 2004, the Company had $4.9 million and $6.4 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India and sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended March 31, 2005 and 2004 was approximately $260,000 and $230,000, respectively.

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

QUICKLOGIC CORPORTATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company or without requiring future royalty payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, and (7) the commercial success of our products. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004, found in our Annual Report on Form 10-K filed on March 17, 2005.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) limited visibility into demand for our products, including demand from significant customers or for new products such as Eclipse II or QuickPCI II, (2) the expected decline in revenue from our pASIC1 and pASIC2 products, (3) the commercial and technical success of our new products, (4) our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., and (5) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of application specific standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our ESP product family includes QuickRAM, QuickPCI, and V3 products. Our Advanced ESP product family includes QuickMIPS, Eclipse, Eclipse II and QuickPCI II products. We also license our QuickWorks and QuickTools design software and sell our programming hardware and include these sales as Advanced ESP revenue.

Our newest products target low-power, high-performance applications where system designers want to add features to or improve the performance of a system through the use of FPGA devices. Our products generally target complex, high-performance embedded systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Our product offering includes the lowest-power FPGAs available in the industry today, enabling designers to utilize the high performance of our FPGA architecture in low-power embedded systems.  Compared to our competitors’ SRAM-based FPGAs, our devices provide a higher level of intellectual property security since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: instrumentation and test; data communications and telecommunications; consumer applications; video, audio and graphics imaging; high-performance computing; and military and aerospace systems. Based on current customer design activity, we expect that consumer applications will represent a higher proportion of our revenue in the future.

Our proprietary ViaLink programmable metal-to-metal technology is the core of our FPGA products and the foundation of our ESP products. Our ViaLink technology allows us to create devices smaller than competitors’ comparable products, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our user-programmable platform and design software facilitates full utilization of a device’s logic cells, clocks and input/output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of Embedded Standard Products.

We believe that important industry trends in our target markets include lower power consumption, higher performance, shorter time to market, increased intellectual property security, higher development expenses and increased product development risks. We believe our products are designed to address many of these trends.

The market for programmable logic devices is expected to grow more quickly than the semiconductor industry, and we believe the FPGA programmable logic market will grow more quickly than the market for complex programmable logic devices. One factor fueling this high growth is the migration from ASIC circuit designs to programmable logic circuit designs. System designers often choose programmable logic solutions over ASIC solutions, due to the relatively low development cost, low development risk, quick time to market and high adaptability or flexibility of programmable logic devices, and due to the ability of programmable logic suppliers to reduce the unit costs of their products over time.

Technology developed for personal computer applications, such as (micro) hard disk drives and Wi-Fi communication modules, is being designed into embedded applications, as embedded system designers seek to improve the value of their systems by incorporating these features. This adoption of new features by embedded system designers is increasing the use of programmable logic, since embedded processors often do not have the native ability to interface to components such as Wi-Fi modules or micro hard disk drives, which were designed to work in a personal computer environment. Our Eclipse II and QuickPCI II devices have compelling advantages in these programmable interconnect applications, where customers benefit from their low power consumption, small form factor and high bandwidth.

We believe that the market for low-power embedded applications will be a relatively high-growth market, as OEMs serving the consumer or professional portable markets accelerate the offering of devices such as PDAs incorporating Wi-Fi capability, wireless VoIP telephones, or consumer products utilizing a micro hard drive.

We believe our products offer bulletproof intellectual property security compared to SRAM-based FPGA or ASIC solutions. We believe intellectual property security will be important to system designers who choose to implement proprietary algorithms or features in programmable logic rather than ASIC devices.

In 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements, as amended, with Tower Semiconductor Ltd., or Tower. Under the terms of the agreements, we agreed to make a strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced complementary metal oxide semiconductor, or CMOS, technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our entire investment requirements under the terms of the agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $3.8 million and $6.8 million in fiscal 2004, 2002 and 2001, respectively. During 2003, we sold 412,825 of the available for sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000. As of March 31, 2005, we held 1,344,543 available for sale Tower ordinary shares valued at $1.82 per share, the market value of these shares at the end of our first fiscal quarter of 2005. We intend to continue to hold 450,000 Tower ordinary shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on our balance sheets. The remaining 894,543 shares are recorded as a short-term investment on our balance sheets. The carrying value of these shares is $2.26 per share. If the fair value of our Tower investment remains below $2.26 per share at the end of our second fiscal quarter, we will incur a charge for the write down of these marketable securities.

We also received $4.7 million in prepaid wafer credits in partial consideration for the investment. These credits can be applied toward wafer purchases from Tower at 7.5% of the value of current purchases and at 15% of the value of purchases made after July 1, 2005. As of March 31, 2005 and December 31, 2004 we had $4.4 million and $4.5 million, respectively, of prepaid wafer credits classified as other long-term assets on our balance sheets.

We sell programmed and unprogrammed products through distributors and directly to original equipment manufacturers. However, we sell the majority of our products through point-of-sale distributors. The percentage of sales derived through distributors was 70% and 71% in the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, approximately 68% and 70%, respectively, of the units shipped to our point-of-sale distributors were programmed by us.

Three distributors of the Company’s products accounted for 24%, 16% and 13% of revenue in the three months ended March 31, 2005. Three distributors of the Company’s products accounted for 18%, 17% and 16% of revenue in the three months ended March 31, 2004. For the three months ended March 31, 2005, one domestic manufacturer accounted for 11% of revenue. One Japanese systems manufacturer, purchasing our products through a distributor, accounted for 14% of revenue in the three months ended March 31, 2004. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales and that individual distributors could account for a larger portion of our revenue.

Our international sales were 53% and 52% of revenue in the three months ended March 31, 2005 and 2004, respectively. Revenue from sales to international customers is expected to continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and testing of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Cypress Semiconductor Corporation, Tower and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and Advanced Semiconductor Engineering Inc., or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a monthly wafer start forecast. Under the terms of our agreements with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, accounting for income taxes, and estimating accrued liabilities.  We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of our significant accounting policies, please see Note 2 to the Condensed Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 17, 2005.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	39.0	43.9
Gross profit	61.0	56.1
Operating expenses:
Research and development	19.6	31.3
Selling, general and administrative	34.3	37.7
Income (loss) from operations	7.1	(12.9)
Interest expense	(0.4)	(0.7)
Interest income and other, net	0.6	0.4
Income (loss) before income taxes	7.3	(13.2)
Provision for income taxes	0.4	—
Net income (loss)	6.9%	(13.2)%

Three Months Ended March 31, 2005 and 2004

Revenue.  Our revenue for the three months ended March 31, 2005 was $12.5 million, representing a growth of $2.2 million, or 20.8%, from revenue of $10.4 million in the three months ended March 31, 2004. This revenue increase was due to a $3.3 million increase in our Mature product revenue primarily related to higher customer demand and end-of-life purchases of our pASIC1 and pASIC2 products. This increase was partially offset by a decline in our Advanced ESP product revenue of $490,000, primarily due to a decrease in revenue from a Japanese systems manufacturer purchasing product through a distributor, and a decline in our ESP product revenue of $630,000.

Our revenue for the three months ended March 31, 2005 was 13.1% higher sequentially, increasing to $12.5 million from $11.1 million in the three months ended December 31, 2004.  This increase primarily resulted from a $1.4 million increase in sales of our Mature products due primarily to higher revenue from our pASIC1 products.

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires at the end of 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. These product families contributed $6.4 million and $3.3 million of our revenue in the three months ended March 31, 2005 and 2004, respectively. While we may have limited production capacity for these products beyond 2005, we expect to experience a significant reduction in pASIC1 and pASIC2 revenue near the end of 2005. We currently believe that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough product to satisfy their demand throughout the expected life of their products rather than migrate to other QuickLogic products, and that pASIC1 and pASIC2 products will contribute less than 10% of our revenue by the first quarter of 2006 and no revenue by the end of 2006. As a result, we could experience fluctuations in demand as customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products.

In order to maintain or grow our revenue from its current level after the end-of-life period in 2005 for our pASIC1 and pASIC2 products, we are dependent upon increased revenue from our existing products, especially our new Eclipse II and QuickPCI II products, and the development of additional commercially successful new products.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit. Gross profit was $7.6 million and $5.8 million in the three months ended March 31, 2005 and 2004, respectively, which was 61.0% and 56.1% of revenue for those periods, respectively. The $1.8 million improvement in gross profit was primarily due to higher revenue and changes in product mix, which contributed $1.6 million of this improvement, and lower production variances, which accounted for the remainder of the gross profit improvement. Our absorbed overhead variances improved by approximately $290,000 during this period, due largely to lower depreciation and amortization as a result of the impairment of long-lived assets recorded in the fourth quarter of 2004.

Research and Development Expense. Research and development expense was $2.5 million and $3.2 million in the three months ended March 31, 2005 and 2004, respectively, which was 19.6% and 31.3% of revenue for those periods. The decrease of approximately $790,000 was primarily due to lower charges for pre-production material and other expenses associated with the development of our 0.18 micron products which were released for production in late 2004. We believe that continued investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense. Selling, general and administrative expense was $4.3 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively, which was 34.3% and 37.7% of revenue for those periods. The $390,000 increase in selling, general and administrative expense was primarily the result of $550,000 in higher outside services associated with compliance related matters, legal expenses, commissions and promotional expenses, partially offset by lower bad debt expense of $140,000 as a result of collecting previously reserved accounts receivable.

Interest Expense.  Interest expense was $53,000 for the three months ended March 31, 2005 compared to $68,000 for the three months ended March 31, 2004.  This decrease was primarily due to lower average outstanding balances, partially offset by higher interest rates.

Interest and Other Income, Net.  Interest and other income, net was $80,000 of income for the three months ended March 31, 2005 as compared to $44,000 of income for the three months ended March 31, 2004. The $36,000 increase in interest and other income, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates.

Provision for Income Taxes.  We recorded a provision for income taxes of $50,000 for the three months ended March 31, 2005, which consisted of income taxes on foreign operations of $30,000 and federal alternative minimum income taxes of $20,000. We incurred a tax loss in the three months ended March 31, 2004. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of March 31, 2005, our principal sources of liquidity consisted of our cash and cash equivalents of $24.6 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $6.0 million, available credit under our equipment line of credit of approximately $1.1 million, and our short-term investment in Tower with a market value of approximately $1.6 million.

As of March 31, 2005, our interest-bearing debt consisted of $4.0 million outstanding from Silicon Valley Bank and $571,000 outstanding under a capital lease. As of March 31, 2005, our accumulated deficit was $118.8 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.0 million in the next twelve months.

In June 2004, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2005 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2005. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. As of March 31, 2005 under the revolving line of credit, we had borrowed $2.0 million and had available formula and non-formula advances totaling $6.0 million. As of March 31, 2005, we had  $2.0 million outstanding under the existing and previous equipment lines of credit, with $1.1 million available to be drawn against future equipment purchases. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest in our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms and definitions of the modified agreement, we must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions on other indebtedness, the maintenance of depository accounts and the payment of dividends. We were in compliance with all loan covenants as of March 31, 2005. We are currently negotiating the renewal of this credit facility. If we do not renew this credit facility, we will be required to repay the outstanding balance of the revolving line of credit on or before the June 27, 2005 expiration date.

As of March 31, 2005, we also had $571,000 outstanding under a capital lease obligation. The capital lease obligation bears interest at 6.0% per annum and is being repaid in quarterly amounts of $196,000 through October 2005.

Net cash from operating activities

Net cash provided by operating activities was $582,000 in the three months ended March 31, 2005.  The cash provided resulted primarily from net income of $864,000, adjusted for $971,000 of non-cash charges including depreciation and amortization of $665,000 and reserves for excess inventory of $205,000.  In addition, changes in working capital accounts used cash in the amount of $1.3 million primarily as a result of an increase of $1.1 million in accounts receivable, net of allowances for doubtful accounts, and a $940,000 increase in work-in-process and finished goods inventory in anticipation of increased future sales, partially offset by a $260,000 increase in trade payables related to the increase in inventory, a $256,000 reduction in other current assets due to the amortization of prepaid expenses and a $221,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred.

Net cash used by operating activities was $366,000 in the first quarter of 2004.  The cash used resulted primarily from the net loss of $1.4 million, adjusted for non-cash charges and other items including depreciation and amortization of $1.2 million and reserves for excess inventories of $130,000.  In addition, changes in working capital accounts used cash in the amount of $363,000 primarily as a result of higher inventories of $883,000 due to the build up of wafers, programming hardware for sale to customers and finished goods that are scheduled to ship early in the next quarter and a higher receivables balance of $503,000 due primarily to the timing of sales in the quarter. These increases were partially offset by a $519,000 increase in deferred income and royalty revenue primarily as a result of higher inventories at distributors on which revenue is deferred and a decrease in other assets of $381,000 primarily due to the amortization of prepaid expenses.

Net cash from investing activities

Net cash used for investing activities for the three months ended March 31, 2005 was $407,000 as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products. Net cash used for investing activities was $415,000 for the three months ended March 31, 2004. This amount was invested primarily to acquire equipment and software used in the development and production of our products.  Also, in the three months ended March 31, 2004, we entered into a capital lease obligation to acquire design software and related maintenance.  As a result of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million and prepaid maintenance of $280,000 on the balance sheet.  This transaction was treated as a non-cash transaction in our statement of cash flows for the three months ended March 31, 2004.

Net cash from financing activities

Net cash used for financing activities was $491,000 for the three months ended March 31, 2005.  The use of funds was due to scheduled repayments of $772,000 under the terms of our long-term obligations, partially offset by $281,000 of proceeds related to the issuance of common shares upon the exercise of stock options by employees. Net cash used for financing activities was $591,000 for the three months ended March 31, 2004.  The use of funds was due to scheduled repayments of $697,000 under the terms of our long-term obligations, partially offset by $106,000 of proceeds related to the issuance of common stock upon the exercise of stock options by employees.

We require substantial working capital to fund our business, particularly to finance our operations, the acquisition of property and equipment, working capital and the repayment of debt. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products including our Eclipse II and QuickPCI II parts, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs of securing access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain or renew debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund any operating losses, capital expenditures of up to $5.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual cash obligations:
Operating leases	$2,967	$702	$1,402	$863	$—
Wafer purchases (1)	4,938	4,938	—	—	—
Other purchase commitments	1,572	1,572	—	—	—
Total contractual cash obligations	9,477	7,212	1,402	863	—

Other commercial commitments (2):
Revolving line of credit	2,000	2,000	—	—	—
Notes payable to bank	1,979	1,282	697	—	—
Capital lease obligations	571	571	—	—	—
Total commercial commitments	4,550	3,853	697	—	—
Total contractual obligations and commercial commitments	$14,027	$11,065	$2,099	$863	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance.  We are committed to take delivery of and pay for a portion of forecasted wafer volume.  Wafer purchase commitments of $4.9 million include both firm purchase commitments and a portion of our forecasted wafer starts as of March 31, 2005.

(2)          Other commercial commitments are included as liabilities on our balance sheet as of March 31, 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

On December 16, 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after December 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 7 to our Condensed Unaudited Consolidated Financial Statements for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We are currently assessing the impact of adopting SFAS 123(R) and expect the impact upon adoption in fiscal year 2006 to be significant to our results of operations.

Risk Factors

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by the customer in that quarter. As a result, we often have low visibility to the current quarter’s revenue, and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on hand or on order and the capacity available at our contract manufacturers.  In addition, a significant portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers since the price is not fixed or determinable until that time. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors.  Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor inventory levels, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We expect the announced end-of-life of our pASIC1 and pASIC2 products will result in fluctuations and a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires on December 31, 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. While we may have limited capacity beyond 2005, we currently expect that these products will contribute less than 10% of our revenue by the first quarter of 2006 and no revenue by the end of 2006. Revenue from these products was $6.4 million in the quarter ended March 31, 2005. Revenue from these products was $5.1 million, $5.2 million, $4.3 million and $3.3 million in the quarters ended December 31, September 30, June 30 and March 31, 2004, respectively.  We currently expect that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough product to satisfy their demand throughout the expected life of their products rather than migrate to other QuickLogic products. As a result, we expect to experience fluctuations in demand as these customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products.  If we are unable to: migrate customers to other products; develop customer demand for our Eclipse II and QuickPCI II products, which have strong customer design-in activity but have not contributed significant revenue or gross profit to date; increase revenue and gross profit from our other products; or obtain adequate production capacity; our revenue and gross profit may decline and our operating results and liquidity would be adversely affected.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. For example, our new Eclipse II, QuickPCI II and QuickMIPS products are produced at Tower’s new advanced fabrication facility. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. For example, in the fourth quarter of 2004 we recorded a $3.2 million long-lived asset impairment charge related to our QuickMIPS products. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our business will be materially harmed and we may be required to write-off related inventory and long-lived assets.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center, and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, the recent turnover of Tower’s Chairman and CEO, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. If the fair value of our Tower investment remains below $2.26 per share for a period of time or our wafer credits are deemed to be impaired, we will record additional losses. At March 31, 2005, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $6.9 million.

In addition, Tower solely manufactures our Eclipse II, and certain QuickPCI II and QuickMIPS products, and we have made significant purchases and purchase commitments to Tower for these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these quantities of product. We expect these devices to be a source of significant long-term revenue. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record additional losses against inventory, purchase commitments and long-lived assets.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 products under an agreement that expires in December 2005. While we may be able to purchase wafers after 2005, we do not have a firm capacity commitment from the supplier.  If for any reason this or any other supplier becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming and difficult and could result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for wafer manufacturing capacity increases, or if we need to migrate to more advanced wafer manufacturing technology, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture, assemble or test testing our products, which would adversely affect our operating results and cash flows.

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

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards

We may spend significant time and money to design and develop products around an industry standard or emerging technology. To date, we have introduced products, such as QuickPCI, that are designed to support a specific industry standard. Additionally, customers may shift their demand to environmentally friendly products, such as products manufactured with lead-free assembly components, that we may not have developed. If an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, or if we are unable to bring the technology to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash balance at March 31, 2005 was $24.6 million. At March 31, 2005, our interest-bearing debt consisted of $4.0 million outstanding from Silicon Valley Bank and $571,000 outstanding under a capital lease. At March 31, 2005, we had approximately $6.0 million available to borrow under our revolving credit facility and approximately $1.1 million available to borrow under our equipment line of credit. We are currently negotiating a renewal of our credit facility with Silicon Valley Bank which expires on June 27, 2005. If these negotiations do not result in a renewal of our credit facility, we would be required to pay any outstanding balances on the revolving credit facility. We held 1,344,543 Tower Ordinary Shares available for sale worth approximately $2.4 million based upon the market closing price of $1.82 per share at the end of our reporting period. However, our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could be up to $5.0 million in the next twelve months.  As of March 31, 2005, we had commitments to purchase $4.9 million of wafer inventory.

As a result of these potential investments, as well as research and development, selling, marketing and administrative expenses, changes in working capital and interest and debt payments, we will need to generate higher revenue and gross profit, especially from our Eclipse II and QuickPCI II products, to achieve positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We have a history of losses and cannot assure you that we will remain profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of March 31, 2005 was $118.8 million. Although we recorded net income of $864,000 for the three months ended March 31, 2005, we may not remain profitable in any future periods. Our recent revenue growth, net income for the three months ended March 31, 2005 and our profitability in certain years prior to 2001 cannot be relied upon as any indication of the Company’s future operating results or prospects.

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

•                  our ability to adjust our manufacturing capacity and costs in response to economic and competitive pressures;

•                  our reliance on subcontract manufacturers for product capacity, yield and quality;

•                  our competitors’ product portfolio and product pricing policies;

•                  timely implementation of efficient manufacturing technologies;

•                  changes in accounting and corporate governance rules;

•                  impact of import and export laws and regulations;

•                  the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and

•                  our ability to obtain capital, debt financing and insurance on commercially reasonable terms.

Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business may be materially harmed.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit, or in sufficient quantities. Since we outsource all of our manufacturing and have only a single-source of wafer supply, test and assembly for most of our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

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

•                  the diversity of product offerings available to customers; or

•                  the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success will depend upon our ability to attract and retain engineers and other highly competent personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We have in the past experienced difficulty in recruiting and retaining qualified senior management, sales and technical personnel. Failure to attract, hire, train and retain personnel could materially harm our business.

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that have involved numerous risks, including the use of significant amounts of our cash; diversion from other development projects or market opportunities; our ability to incorporate licensed technology in our products; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from other third-party companies. In the fourth quarter of 2004, we determined that the expected revenue and gross profit from the products incorporating the third party elements would not be sufficient to recover the carrying value of the related third party elements and other long-lived assets, and we recorded a $3.2 million long-lived asset impairment charge. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

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

We do not have a detailed disaster recovery plan. In addition, we do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur.  Any losses or damages incurred by us as a result of a catastrophic event or any other significant uninsured loss could have a material adverse effect on our business.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

FASB has issued Statement 123R, “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If this accounting pronouncement had been in effect during the current period, we estimate that we would have reported a significantly lower net income or even a net loss.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

As of December 2004, we have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conducted a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 26% and 23% of total operating expenses for the three months ended March 31, 2005 and 2004, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $200,000 in the three months ended March 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, while no cost-effective control system will preclude all errors and irregularities, our current disclosure controls and procedures are effective to provide reasonable assurance that the financial statements and other disclosures in our SEC reports are reliable.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

3.2 (1)	Amended and Restated Bylaws of the Registrant.
10.19 (2)	2005 Executive Bonus Plan.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(2)          Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on May 2, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: May 12, 2005	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.2 (1)	Amended and Restated Bylaws of the Registrant.
10.19 (2)	2005 Executive Bonus Plan.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(2)        Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on May 2, 2005.