Form 10-Q
period 2005-07-03
QUICKLOGIC CORPORATION
filed 2005-08-11
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 3, 2005

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

As of August 5, 2005, 27,159,992 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

JUNE 30, 2005

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$12,770	$11,221	$25,297	$21,589
Cost of revenue	4,614	4,465	9,502	9,020
Gross profit	8,156	6,756	15,795	12,569
Operating expenses:
Research and development	2,334	3,052	4,788	6,300
Selling, general and administrative	4,042	4,194	8,340	8,103
Income (loss) from operations	1,780	(490)	2,667	(1,834)
Write-down of marketable securities	(1,466)	—	(1,466)	—
Interest expense	(53)	(62)	(106)	(130)
Interest income and other, net	90	23	170	67
Income (loss) before income taxes	351	(529)	1,265	(1,897)
Provision for income taxes	31	—	81	—
Net income (loss)	$320	$(529)	$1,184	$(1,897)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.04	$(0.08)
Diluted	$0.01	$(0.02)	$0.04	$(0.08)
Weighted average shares:
Basic	26,747	25,231	26,566	25,039
Diluted	27,921	25,231	27,678	25,039

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$25,108	$24,914
Short-term investment in Tower Semiconductor Ltd.	1,047	2,022
Accounts receivable, net of allowances for doubtful accounts of $925 and $1,088	6,502	4,786
Inventory	8,587	6,741
Other current assets	1,053	1,506
Total current assets	42,297	39,969
Property and equipment, net	4,719	5,403
Investment in Tower Semiconductor Ltd.	526	1,017
Other assets	4,338	4,552

TOTAL ASSETS	$51,880	$50,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	3,295	4,119
Accrued liabilities	2,021	2,511
Deferred income on shipments to distributors	1,992	1,667
Current portion of debt and capital lease obligations	1,736	2,286
Total current liabilities	11,044	12,583

Long-term liabilities:
Debt and capital lease obligations, less current portion	766	1,036
Deferred royalty revenue	1,296	1,156
Total long-term liabilities	2,062	2,192
Total liabilities	13,106	14,775

Commitments and contingencies (see Notes 13 and 14)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 27,002 and 26,313 shares issued and outstanding, respectively	27	26
Additional paid-in capital	157,260	155,837
Accumulated deficit	(118,513)	(119,697)
Total stockholders’ equity	38,774	36,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,880	$50,941

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$1,184	$(1,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,359	2,279
(Gain) loss on disposal of property and equipment	7	20
Utilization of wafer credits from Tower Semiconductor Ltd.	215	62
Inventory write-down	205	130
Write-down of marketable securities	1,466	—
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	(1,716)	24
Inventory	(2,051)	(1,214)
Other assets	452	862
Trade payables	(824)	(640)
Accrued liabilities	(490)	88
Deferred income and royalty revenue	465	793
Net cash provided by operating activities	272	507

Cash flows from investing activities:
Capital expenditures for property and equipment	(682)	(754)
Net cash used for investing activities	(682)	(754)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,370)	(1,463)
Proceeds from debt and capital lease obligations	550	—
Proceeds from issuance of common stock, net	1,424	1,356
Net cash provided by (used for) financing activities	604	(107)

Net increase (decrease) in cash and cash equivalents	194	(354)
Cash and cash equivalents at beginning of period	24,914	26,443
Cash and cash equivalents at end of period	$25,108	$26,089

Supplemental schedule of non-cash activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$1,482

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$320	$(529)	$1,184	$(1,897)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	592	(1,694)	—	1,994
Total comprehensive income (loss)	$912	$(2,223)	$1,184	$97

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

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s second fiscal quarter for 2005 ended Sunday, July 3, 2005.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including Eclipse II and QuickPCI II devices, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs of securing access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of our credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the exercise of employee stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including identification of excess quantities and obsolescence, accounting for income taxes and estimating accrued liabilities.

Note 2—Significant Accounting Policies

Revenue Recognition

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by the Company, distributors, end customers or third parties. Once programmed, the Company’s parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

Revenue is recognized upon shipment to original equipment manufacturer (“OEM”) customers, for both programmed and unprogrammed parts, provided that legal title and risk of ownership have transferred.

The Company also sells to distributors under agreements that allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventory.

Because programmed parts can only be used by a specific customer, it is the Company’s practice to agree upon any price adjustments with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return on programmed parts. Accordingly, revenue is recognized upon delivery to a distributor since title and risk of ownership have transferred to the distributor, the price is fixed, no right of return exists, and collection of the resulting receivable is reasonably assured.

Unprogrammed parts shipped to distributors may be used by multiple end customers and may have certain return and price adjustment privileges on unsold inventory. Accordingly, revenue of unprogrammed parts is deferred until resale to the end customer.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounts to less than 1% of revenue.

Long-lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. See Note 5.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on Tower ordinary shares. See Note 4.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, which may not be representative of the fair value determined under SFAS No. 123(R) (see “Recently Issued Accounting Pronouncements” below) (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)—as reported	$320	$(529)	$1,184	$(1,897)

Less: Stock-based employee compensation expense related to stock option plans determined under the fair value based method, net of tax	(607)	(960)	(1,477)	(2,254)
Less: Stock-based employee compensation expense related to the stock purchase plan determined under fair value based method, net of tax	(336)	(457)	(336)	(457)
Net loss—as adjusted	$(623)	$(1,946)	$(629)	$(4,608)

Net income (loss) per share – as reported:
Basic	$0.01	$(0.02)	$0.04	$(0.08)
Diluted	$0.01	$(0.02)	$0.04	$(0.08)
Net loss per share – as adjusted:
Basic	$(0.02)	$(0.08)	$(0.02)	$(0.18)
Diluted	$(0.02)	$(0.08)	$(0.02)	$(0.18)

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these costs are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 26% and 23% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

Two distributors of the Company’s products accounted for 25% and 19% of the Company’s accounts receivable balance at June 30, 2005. Two distributors of the Company’s products accounted for 24% and 22% of the Company’s accounts receivable balance at December 31, 2004.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for 12 months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) and expects the impact upon adoption in fiscal year 2006 to be significant to its results of operations.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive. The Company will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. The Company does not expect to be able to complete this evaluation until late in fiscal 2006 when our qualifying expenses for 2006 will be known. The Company is currently assessing the impact of adopting FSP FAS 109-2.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. The Company is currently assessing the impact of adopting SFAS No. 154.

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

	Three Months Ended June 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$320	26,747	$0.01	$(529)	25,231	$(0.02)
Effect of stock options	—	1,174	—	—	—	—
Diluted	$320	27,921	$0.01	$(529)	25,231	$(0.02)

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$1,184	26,566	$0.04	$(1,897)	25,039	$(0.08)
Effect of stock options	—	1,112	—	—	—	—
Diluted	$1,184	27,678	$0.04	$(1,897)	25,039	$(0.08)

For the three and six months ended June 30, 2005, 4,437,000 and 4,783,000 shares, respectively, of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period. For the three and six months ended June 30, 2004, 5,137,000 and 4,900,000 shares, respectively, of common stock subject to outstanding options were anitdilutive as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period. Additionally, for the three and six months ended June 30, 2004, potential common shares of 1,164,000 and 1,399,000, respectively, were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced in the period. While these potential common shares are currently antidilutive, they could be dilutive in the future.

Note 4—Investment in Tower Semiconductor Ltd.

The Company has entered into a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower, as amended. Under the Agreement, the Company made a strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron and below, using advanced complementary metal oxide semiconductor (“CMOS”) technology acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $1.5 million, $3.8 million and $6.8 million in 2004, 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. In the second quarter of 2005, the Company determined that its investment in Tower stock had suffered a further decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, the Company recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. As a result of this write-down, the carrying value of the Company’s Tower ordinary shares was $1.17 per share at July 1, 2005.

During the year ended December 31, 2003, the Company sold 412,825 of the Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations. As of June 30, 2005, the Company held 1,344,543 available for sale Tower ordinary shares.

The Company intends to hold 450,000 Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in consideration for the investment, $4.3 million of which remained available as of June 30, 2005. These credits are recorded in other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

Note 5—Long-lived Asset Impairment

During the fourth quarter of 2004, the Company evaluated the revenue potential of its product families based upon discussions with potential customers, consultations with external advisors, review of actual sales levels and analysis of current and future design opportunities. Based upon this evaluation, the Company determined that the future revenue outlook for the QuickMIPS products was lower than previously expected. Accordingly, the Company performed an impairment assessment on the long-lived assets associated with these products. A preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, the Company performed

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a probability-weighted assessment of the expected revenue and related cash flows, discounted using a risk-free interest rate. Based upon this assessment, the Company recorded a $3.2 million long-lived asset impairment charge as an operating expense, which was allocated to the related long-lived assets on a pro rata basis using the carrying value of the assets immediately before the impairment charge. This $3.2 million impairment charge was reflected on the Company’s balance sheets as a reduction in the carrying value of the related long-term assets. This write-down did not affect the carrying value of related inventory.

Note 6—Balance Sheet Components

	June 30, 2005	December 31, 2004
	(in thousands)
Inventory:
Raw materials	$985	$1,024
Work-in-process	7,006	4,908
Finished goods	596	809
	$8,587	$6,741

Other current assets:
Prepaid expenses	$937	$1,278
Employee receivables	14	15
Other	102	213
	$1,053	$1,506

Property and equipment:
Equipment	$13,026	$12,620
Software	8,910	8,647
Furniture and fixtures	840	851
Leasehold improvements	813	813
	23,589	22,931
Accumulated depreciation and amortization	(18,870)	(17,528)
	$4,719	$5,403

Other assets:
Prepaid wafer credits	$4,286	$4,501
Other	52	51
	$4,338	$4,552

Accrued liabilities:
Employee related accruals	$1,485	$1,400
Accrued adverse purchase commitments	—	70
Other	536	1,041
	$2,021	$2,511

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Obligations

	June 30, 2005	December 31, 2004
	(in thousands)

Revolving line of credit	$2,000	$2,000

Debt and capital lease obligations:
Notes payable to bank	$2,119	$2,567
Capital lease	383	755
	2,502	3,322
Current portion of long-term obligations	(1,736)	(2,286)
	$766	$1,036

Revolving Line of Credit and Notes Payable to Bank

Effective June 2005, the Company modified its Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006, and an additional $3.0 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2006.  The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million.  Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. Terms of the various advances under the modified agreement are as follows (in thousands):

	Original Balance	Balance at June 30, 2005	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$2,000	$1,894	Prime + 0.50%	June 26, 2006
Non-formula advances	n/a	—	4,000	Prime + 1.50%	June 26, 2006

Equipment Line of Credit:
Notes payable	$2,332	89	n/a	Prime + 0.75%	Multiple draws maturing on or before December 31, 2005
Notes payable	2,136	878	n/a	Prime + 2.00%	Multiple draws maturing on or before December 1, 2006
Notes payable	859	638	n/a	Prime + 2.00%	Multiple draws maturing on or before December 31, 2007
Notes payable	550	514	n/a	Prime + 2.00%	Multiple draws maturing on or before June 30, 2008
Notes payable	n/a	—	3,000	Prime +1.75%	30 or 36 months from date of advance
Total		$4,119

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, the Company must maintain a minimum tangible net worth and an adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the modified agreement as of June 30, 2005.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2005, the prime rate under the credit facility was 6.25%. As of June 30, 2005 and December 31, 2004, $766,000 and $1.0 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term liabilities.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum. Terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through October 2005. Accordingly, the Company recorded a capital asset for $1.2 million that is being amortized over the term of the agreement, prepaid maintenance of $280,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of June 30, 2005, the outstanding balance under the capital lease was $383,000, all of which was classified as a short-term liability.

Note 8—Deferred Royalty Revenue

In 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of June 30, 2005 and December 31, 2004, the Company had recorded approximately $1.3 million and $1.2 million, respectively, of deferred royalty revenue under this agreement. As of June 30, 2005, no royalty revenue had been earned under the agreement.

Note 9 — Employee Stock Plans

The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three months ended June 30, 2005 and 2004 would have been $623,000 and $1.9 million, respectively. If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the six months ended June 30, 2005 and 2004 would have been $629,000 and $4.6 million, respectively (see Note 2).

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of June 30, 2005, approximately 12.9 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan.  Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented different vesting schedules in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended June 30, 2005 and 2004 was $2.45 and $1.99 per option, respectively. The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the six months ended June 30, 2005 and 2004 was $2.44 and $1.99 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The Black-Scholes Model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	4.02	5.18	4.05	5.18
Risk-free interest rate	3.80%	3.81%	3.79%	3.81%
Volatility	92%	79%	92%	78%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of June 30, 2005, approximately 3.4 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the three months ended June 30, 2005 and 2004 was $0.79 and $2.24 per right, respectively, and during the six months ended June 30, 2005 and 2004 was $0.79 and $2.24 per right, respectively. The fair value of rights granted is estimated on the date of grant using the Black-Scholes Option-Pricing Model.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	3.13%	1.34%	3.13%	1.34%
Volatility	65%	81%	65%	81%
Dividend yield	—	—	—	—

Note 10—Rights Plan

In 2001, the board of directors adopted a Rights Agreement, which provides for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of common stock of the Company. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock, without the approval of the board of directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten business days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

Note 11—Income Taxes

In the six months ended June 30, 2005, the Company recorded income tax expense of approximately $81,000, which consisted of income taxes on foreign operations of $61,000 and federal alternative minimum income taxes of $20,000.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 12—Information Concerning Geographic Information and Major Customers

The following is a breakdown of revenue by product families (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue by product family:
Mature products	$7,575	$6,749	$16,123	$12,021
Embedded standard products	3,441	3,467	5,828	6,484
Advanced embedded standard products	1,754	1,005	3,346	3,084
Total revenue	$12,770	$11,221	$25,297	$21,589

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue by geography:
United States	$5,987	$5,377	$11,868	$10,337
Japan	2,023	1,481	4,106	3,918
Europe	2,227	2,449	5,364	4,254
China	1,235	597	1,376	687
Rest of North America	1,011	468	1,725	1,183
Rest of Asia Pacific	287	849	858	1,210
Total revenue	$12,770	$11,221	$25,297	$21,589

Three distributors of the Company’s products accounted for 17%, 16% and 11% of revenue in the three months ended June 30, 2005. The same three distributors of the Company’s products accounted for 20%, 16% and 12% of revenue in the six months ended June 30, 2005. For the three and six months ended June 30, 2005, one domestic manufacturer accounted for 10% and 11% of the Company’s revenue, respectively.

Two distributors of the Company’s products accounted for approximately 20% and 16% of revenue in the three months ended June 30, 2004. Three distributors of the Company’s products accounted for 19%, 16% and 11% of revenue in the six months ended June 30, 2004.

As of June 30, 2005 less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 30, 2005 and December 31, 2004, the Company had $4.3 million and $6.4 million, respectively, of outstanding commitments for the purchase of wafers.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended June 30, 2005 and 2004 was approximately $230,000 and $240,000, respectively, and for the six months ended June 30, 2005 and 2004 was approximately $490,000 and $470,000, respectively.

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

Note 15—Subsequent Events

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. Under this filing, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. The Company expects to incur expenses of approximately $170,000 in connection with this filing.

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

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the expected decline in revenue from our pASIC1 and pASIC2 products, (2) the commercial and technical success of our new products, (3) limited visibility into demand for our products, including demand from significant customers or for new products such as Eclipse II or QuickPCI II, (4) our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., (5) our dependence upon single suppliers to fabricate and assemble a substantial portion of our products, and (6) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

QuickLogic Corporation, founded in April 1988, operates in a single industry segment where it designs and sells field programmable gate arrays, embedded standard products, associated software and programming hardware. In 1991, we introduced our first line of field programmable gate array products, or FPGAs, based upon our ViaLink® technology. Our Mature product family consists of our pASIC1, pASIC2 and pASIC3 products. Our Eclipse II devices, introduced in 2003, are moderate to low density FPGAs that are smaller, faster and consume less power than competing products.

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

Our newest products target low-power, high-performance applications where system designers want to add features to or improve the performance of a system through the use of programmable devices. Our products generally target complex, high-performance embedded systems in rapidly changing markets where system manufacturers seek to minimize time-to-market and maximize product differentiation and functionality. Our product offering includes the lowest-power FPGAs available in the industry today, enabling designers to utilize the high performance of our FPGA architecture in low-power embedded systems.  Compared to our competitors’ SRAM-based FPGAs, our devices provide a higher level of intellectual property security since it is extremely difficult to clone or reverse engineer intellectual property that is implemented using our one-time-programmable ViaLink technology. We compete in various markets, including: instrumentation and test; data communications and telecommunications; consumer applications; video, audio and graphics imaging; high-performance computing; and military and aerospace systems. Based on current customer design activity, we expect that consumer applications will represent a higher proportion of our revenue in the future.

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

Technology developed for personal computer applications, such as micro hard disk drives and Wi-Fi communication modules, is being designed into embedded applications, as embedded system designers seek to improve the value of their systems by incorporating these features. This adoption of new features by embedded system designers is increasing the use of programmable logic, since embedded processors often do not have the native ability to interface to components such as Wi-Fi modules or micro hard disk drives, which were designed to work in a personal computer environment. Our Eclipse II and QuickPCI II devices have compelling advantages in these programmable interconnect applications, where customers benefit from their low power consumption, small form factor and high bandwidth.

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

We believe that the market for low power embedded applications will be a relatively high-growth market, as OEMs serving the consumer or professional portable markets accelerate the offering of devices such as PDAs incorporating Wi-Fi or micro hard drive capability, wireless VoIP telephones, or consumer products utilizing a micro hard drive.

We believe our products offer bulletproof intellectual property security compared to SRAM-based FPGA or ASIC solutions. We believe intellectual property security will be important to system designers who choose to implement proprietary algorithms or features in programmable logic rather than ASIC devices.

In 2000, we entered into a Share Purchase Agreement, Foundry Agreement and other related agreements, as amended, with Tower Semiconductor Ltd., or Tower. Under the terms of the agreements, we made a strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron, using advanced complementary metal oxide semiconductor, or CMOS, technology acquired from Toshiba.

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our investment requirements under the terms of the agreement. In partial consideration for the investment, we received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $3.8 million and $6.8 million in fiscal 2004, 2002 and 2001, respectively. In the second quarter of 2005, we determined that our investment in Tower stock had suffered a further decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. As a result of this write-down, the carrying value of our Tower ordinary shares was $1.17 per share at July 1, 2005.

During 2003, we sold 412,825 of the available for sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000. As of June 30, 2005, we held 1,344,543 available for sale Tower ordinary shares valued at $1.17 per share, the market value of these shares at the end of our second fiscal quarter of 2005. We intend to continue to hold 450,000 Tower ordinary shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on our balance sheets. The remaining 894,543 shares are recorded as a short-term investment on our balance sheets.

We also received $4.7 million in prepaid wafer credits in partial consideration for the investment. These credits can be applied toward wafer purchases from Tower at 15% of the value of future purchases. As of June 30, 2005, we had $4.3 million of prepaid wafer credits classified as other long-term assets on our balance sheets.

We sell programmed and unprogrammed products through distributors and directly to original equipment manufacturers. However, we sell the majority of our products through point-of-sale distributors. The percentage of sales derived through distributors was 69% and 74% in the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, approximately 73% and 66%, respectively, of the units shipped to our point-of-sale distributors were programmed by us.

Three distributors of our products accounted for 17%, 16% and 11% of revenue in the three months ended June 30, 2005. The same three distributors of our products accounted for 20%, 16% and 12% of revenue in the six months ended June 30, 2005. Two distributors of the Company’s products accounted for approximately 20% and 16% of revenue in the three months ended June 30, 2004. Three distributors of our products accounted for 19%, 16% and 11% of revenue in the six months ended June 30, 2004. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales and that individual distributors could account for a larger portion of our revenue.

For the three and six months ended June 30, 2005, one domestic manufacturer accounted for 10% and 11% of our revenue, respectively.  For the three and six months ended June 30, 2004, no one manufacturer accounted for 10% or more of our revenue. In the future, we anticipate that this domestic manufacturer, and other manufacturers, especially as we continue to pursue more consumer application opportunities with larger volume requirements, could continue to account for a significant portion of our revenues.

Our international sales were 53% and 52% of our revenue in the six months ended June 30, 2005 and 2004, respectively. Revenue from sales to international customers is expected to continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Cypress Semiconductor Corporation, Tower, Samsung Semiconductor, Inc. and Kawasaki Microelectronics to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and also Advanced Semiconductor Engineering Inc., or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a monthly wafer start forecast. Under the terms of our agreements with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, accounting for income taxes, and estimating accrued liabilities.  We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of our significant accounting policies, please see Note 2 to the Condensed Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 17, 2005.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.1	39.8	37.6	41.8
Gross profit	63.9	60.2	62.4	58.2
Operating expenses:
Research and development	18.3	27.2	18.9	29.2
Selling, general and administrative	31.7	37.4	33.0	37.5
Income (loss) from operations	13.9	(4.4)	10.5	(8.5)
Write-down of marketable securities	(11.5)	—	(5.8)	—
Interest expense	(0.4)	(0.5)	(0.4)	(0.6)
Interest income and other, net	0.7	0.2	0.7	0.3
Income (loss) before income taxes	2.7	(4.7)	5.0	(8.8)
Provision for income taxes	0.2	—	0.3	—
Net income (loss)	2.5%	(4.7)%	4.7%	(8.8)%

Three Months Ended June 30, 2005 and 2004

Revenue.  Our revenue for the three months ended June 30, 2005 was $12.8 million, representing a growth of $1.5 million, or 13.8%, from revenue of $11.2 million in the three months ended June 30, 2004. This revenue increase was due to a $830,000 increase in our Mature product revenue, primarily related to higher customer demand and end-of-life purchases of our pASIC1 products, and a $750,000 increase in our Advanced ESP product revenue, primarily due to an increase in revenue from a systems manufacturer purchasing product through a distributor and due to sales of our new Eclipse II and QuickPCI II products. ESP product revenue in the three months ended June 30, 2005 was comparable to the three months ended June 30, 2004.

Our revenue for the three months ended June 30, 2005 was 1.9% higher sequentially, increasing to $12.8 million from $12.5 million in the three months ended March 31, 2005.  This revenue increase was due to a $1.1 million increase in our ESP product revenue, primarily due to an increase in revenue from a Chinese systems manufacturer purchasing product through a distributor, and a $160,000 increase in Advance ESP product revenues, primarily due to an increase in revenue from a systems manufacturer purchasing product through a distributor.  These increases were partially offset by a decrease in Mature products revenue due primarily to a decrease in pASIC1 and pASIC2 product revenue as a result of our customers’ requested delivery dates of last time buy orders.

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires at the end of 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. These product families contributed $5.1 million and $4.3 million of our revenue in the three months ended June 30, 2005 and 2004, respectively. While we may have limited production capacity for these products beyond 2005, we expect to experience a significant reduction in pASIC1 and pASIC2 revenue by the fourth quarter of 2005. We currently believe that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough product to satisfy their demand throughout the expected life of their products rather than migrate to other QuickLogic products, and that pASIC1 and pASIC2 products will contribute less than 10% of our revenue by the second quarter of 2006 and no revenue by the end of

2006. As a result, we could experience fluctuations in demand as customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products.

In order to maintain or grow our revenue from its current level after the pASIC1 and pASIC2 products end-of-life period in 2005, we are dependent upon increased revenue from our existing products, especially our new Eclipse II and QuickPCI II products, and the development of additional commercially successful new products.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $8.2 million and $6.8 million in the three months ended June 30, 2005 and 2004, respectively, which was 63.9% and 60.2% of revenue for those periods. The $1.4 million improvement in gross profit was primarily due to higher revenue, which contributed approximately $1.1 million of this improvement, lower depreciation and amortization expense of $170,000 and higher absorbed overhead on higher production volumes.  These improvements were partially offset by higher yield variances and lower benefit from the sale of previously reserved inventory.  Our lower depreciation and amortization expense was largely a result of the impairment of long-lived assets recorded in the fourth quarter of 2004.

Research and Development Expense.  Research and development expense was $2.3 million and $3.1 million in the three months ended June 30, 2005 and 2004, respectively, which was 18.3% and 27.2% of revenue for those periods. The decrease of approximately $720,000 was primarily due to lower charges for pre-production material and other expenses associated with the development of our 0.18 micron products which were released for production in late 2004 and lower depreciation expense. We believe that continued investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.0 million and $4.2 million for the three months ended June 30, 2005 and 2004, respectively, which was 31.7% and 37.4% of revenue for those periods. The $150,000 decrease in selling, general and administrative expense was primarily the result of lower salary expense due to lower headcount, lower consulting fees and lower insurance expense, partially offset by higher independent auditor fees and commissions to sales representatives on the higher revenue levels.

Write-down of Marketable Securities.  In the second quarter of 2005, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. As a result of this write-down, the carrying value of our Tower ordinary shares was $1.17 per share at the end of the second quarter of 2005, compared to $2.26 per share at the end of 2004.

Interest Expense.  Interest expense was $53,000 for the three months ended June 30, 2005 compared to $62,000 for the three months ended June 30, 2004.  This decrease was primarily due to lower average outstanding balances, partially offset by higher interest rates.

Interest and Other Income, Net.  Interest and other income, net was $90,000 of income for the three months ended June 30, 2005 as compared to $23,000 of income for the three months ended June 30, 2004. The $67,000 increase in interest and other income, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates, partially offset by foreign exchange rate losses.

Provision for Income Taxes.  We recorded a provision for income taxes of $31,000 for the three months ended June 30, 2005, which consisted primarily of income taxes on foreign operations. We incurred a tax loss in the three months ended June 30, 2004. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Six Months Ended June 30, 2005 and 2004

Revenue.  Our revenue for the six months ended June 30, 2005 was $25.3 million, representing a growth of $3.7 million, or 17.2%, from revenue of $21.6 million in the six months ended June 30, 2004. This revenue increase was due to a $4.1 million increase in our Mature product revenue primarily related to higher customer demand and end-of-life purchases of our pASIC1 and pASIC2 products and a $260,000 increase in Advanced ESP product revenue primarily related to sales of our new Eclipse II and QuickPCI II products. These increases were partially offset by a decline in our ESP product revenue of $660,000, primarily due to changes in customer demand.

Gross Profit.  Gross profit was $15.8 million and $12.6 million in the six months ended June 30, 2005 and 2004, respectively, which was 62.4% and 58.2% of revenue for those periods. The $3.2 million improvement in gross profit was primarily due to higher revenue, which contributed approximately $2.5 million of this improvement, lower depreciation and amortization expense of $380,000, higher absorbed overhead on higher production volumes and lower production variances. Our lower depreciation and amortization expense was largely a result of the impairment of long-lived assets recorded in the fourth quarter of 2004.

Research and Development Expense.  Research and development expense was $4.8 million and $6.3 million in the six months ended June 30, 2005 and 2004, respectively, which was 18.9% and 29.2% of revenue for those periods. The decrease of approximately $1.5 million was primarily due to lower charges for pre-production material and other expenses associated with the development of our 0.18 micron products, which were released for production in late 2004, and lower depreciation expense.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $8.3 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively, which was 33.0% and 37.5% of revenue for those periods. The $240,000 increase in selling, general and administrative expense was primarily the result of higher legal and independent auditor fees and commissions to sales representatives on the higher revenue levels, partially offset by lower salary expense due to lower headcount, the benefit from collecting a previously reserved accounts receivable in the first quarter of 2005, lower depreciation expense and lower insurance expense.

Write-down of Marketable Securities.  In the second quarter of 2005, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary.” Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. As a result of this write-down, the carrying value of our Tower ordinary shares was $1.17 per share at the end of the second quarter of 2005, compared to $2.26 per share at the end of 2004.

Interest Expense.  Interest expense was $106,000 for the six months ended June 30, 2005 compared to $130,000 for the six months ended June 30, 2004.  This decrease was primarily due to lower average outstanding balances, partially offset by higher interest rates.

Interest and Other Income, Net.  Interest and other income, net was $170,000 of income for the six months ended June 30, 2005 as compared to $67,000 of income for the six months ended June 30, 2004. The $103,000 increase in interest and other income, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates, partially offset by foreign exchange rate losses.

Provision for Income Taxes.  We recorded a provision for income taxes of $81,000 for the six months ended June 30, 2005, which consisted of income taxes on foreign operations and federal alternative minimum income taxes. We incurred a tax loss in the six months ended June 30, 2004. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of June 30, 2005, our principal sources of liquidity consisted of our cash and cash equivalents of $25.1 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.9 million, available credit under our equipment line of credit of approximately $3.0 million, and our investment in Tower with a market value of approximately $1.6 million. On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which has been declared effective. Under this filing, we may raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As of June 30, 2005, our interest-bearing debt consisted of $4.1 million outstanding from Silicon Valley Bank and $383,000 outstanding under a capital lease. As of June 30, 2005, our accumulated deficit was $118.5 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.0 million in the next twelve months.

In June 2005, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006 and an additional $3.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2006. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. As of June 30, 2005 under the revolving line of credit, we had borrowed $2.0 million and had available formula and non-formula advances totaling $5.9 million. As of June 30, 2005, we had  $2.1 million outstanding under previous equipment lines of credit and $3.0 million available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of June 30, 2005.

As of June 30, 2005, we also had $383,000 outstanding under a capital lease obligation. The capital lease obligation bears interest at 6.0% per annum and is being repaid in quarterly amounts of $196,000 through October 2005.

Net cash from operating activities

Net cash provided by operating activities was $272,000 in the six months ended June 30, 2005.  The cash provided resulted primarily from net income of $1.2 million, adjusted for $3.3 million of non-cash charges including a $1.5 million write-down of marketable securities, depreciation and amortization of $1.4 million, $215,000 from the utilization of prepaid wafer credit and reserves for excess inventory of $205,000.  In addition, changes in working capital accounts used cash in the amount of $4.2 million primarily as a result of a $2.1 million increase in inventory due to wafer purchases in anticipation of future sales of Eclipse II and QuickPCI II and last time buy sales of pASIC1 and pASIC2, an increase of $1.7 million in accounts receivable, net of allowances for doubtful accounts due to an increase in revenue levels, a $824,000 reduction in trade payables and a $490,000 reduction in accrued liabilities, partially offset by a $465,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred and a $452,000 reduction in other current assets due to the amortization of prepaid expenses.

Net cash provided by operating activities was $507,000 in the six months ended June 30, 2004.  The cash provided resulted primarily from the net loss of $1.9 million, adjusted for non-cash charges and other items including depreciation and amortization of $2.3 million and reserves for excess inventory of $130,000.  In addition, changes in working capital accounts used cash in the amount of $87,000 primarily as a result of higher inventory levels of $1.2 million primarily due to an increase in raw materials and work-in-process inventory to fulfill customer demand and to acquire programming hardware for sale to customers; and a decrease in accounts payable of $640,000 primarily due to the timing of wafer receipts and vendor payments.  These changes in working capital were partially offset by a decrease in other assets of $862,000 primarily due to the amortization of prepaid expenses and the repayment of a related party loan and a $793,000 increase in deferred income and royalty revenue primarily due to an increase in deferred revenue from shipments made to our distributors.

Net cash from investing activities

Net cash used for investing activities for the six months ended June 30, 2005 was $682,000 as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products. Net cash used for investing activities for the six months ended June 30, 2004 was $754,000 as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.  Also, in the six months ended June 30, 2004, we entered into a capital lease obligation to acquire design software and related maintenance. As a result of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million and prepaid maintenance of $280,000 on the balance sheets.  This transaction was treated as a non-cash transaction in our statement of cash flows for the six months ended June 30, 2004.

Net cash from financing activities

Net cash provided by financing activities was $604,000 for the six months ended June 30, 2005 resulting from $1.4 million in proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $550,000 in proceeds from debt and capital lease obligations, partially offset by scheduled repayments of $1.4 million under the terms of our obligations.

Net cash used by financing activities was $107,000 for the six months ended June 30, 2004.  The use of funds was due to scheduled repayments of $1.5 million under the terms of our obligations, partially offset by $1.4 million of proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees.

We require substantial working capital to fund our business, particularly to finance our operations, the acquisition of property and equipment, the repayment of debt and working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products including our Eclipse II and QuickPCI II devices, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs of securing access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain or renew debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $5.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” we filed a shelf registration statement on Form S-3 in July 2005, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.  We cannot assure you that capital will be made available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual cash obligations:
Operating leases	$2,771	$695	$1,407	$669	$—
Wafer purchases (1)	4,286	4,286	—	—	—
Other purchase commitments	1,723	1,723	—	—	—
Total contractual cash obligations	8,780	6,704	1,407	669	—

Other commercial commitments (2):
Revolving line of credit	2,000	2,000	—	—	—
Notes payable to bank	2,119	1,353	766	—	—
Capital lease obligations	383	383	—	—	—
Total commercial commitments	4,502	3,736	766	—	—
Total contractual obligations and commercial commitments	$13,282	$10,440	$2,173	$669	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance.  We are committed to take delivery of and pay for a portion of forecasted wafer volume.  Wafer purchase commitments of $4.3 million include both firm purchase commitments and a portion of our forecasted wafer starts as of June 30, 2005.

(2)          Other commercial commitments are included as liabilities on our balance sheets as of June 30, 2005.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after December 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 7 to our Condensed Unaudited Consolidated Financial Statements for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We are currently assessing the impact of adopting SFAS No. 123(R) and expect the impact upon adoption in fiscal year 2006 to be significant to our results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive. We will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We plan to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States. We do not expect to be able to complete this evaluation until late in fiscal 2006 when our qualifying expenses for 2006 will be known. We are currently assessing the impact of adopting FSP FAS 109-2.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. We are currently assessing the impact of adopting SFAS No. 154 and do not expect the impact upon adoption in fiscal year 2005 to be significant to our results of operations.

Risk Factors

We expect the announced end-of-life of our pASIC1 and pASIC2 products will result in fluctuations or a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires on December 31, 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. While we may have limited production capacity for these products beyond 2005, we currently expect that revenue from these products may decline by the fourth quarter of 2005, account for less than 10% of our revenue by the second quarter of 2006 and contribute no revenue by the end of 2006. Revenue from these products was $5.2 million in the third quarter of 2004, $5.1 million in the fourth quarter of 2004, $6.4 million in the first quarter of 2005 and $5.1 million in the second quarter of 2005. We currently expect that a majority of our customers that use pASIC1 and pASIC2 products will purchase enough products to satisfy their demand throughout the expected life of their products rather than migrate to other QuickLogic products. As a result, we expect to experience fluctuations in demand as these customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products. If we are unable to: migrate customers to other products; develop customer demand for our Eclipse II and QuickPCI II products, which have strong customer design activity but have not contributed significant revenue or gross profit to date; increase revenue and gross profit from our other products; or obtain adequate production capacity; our revenue and gross profit will decline and our operating results and liquidity would be adversely affected. While we expect revenue growth from Eclipse II, QuickPCI II, other products and new products, will offset the expected decline in pASIC1 and pASIC2 quarterly revenue, there is no assurance when this will occur, if at all.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures. We are introducing our Eclipse II and QuickPCI II products to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. Some of these opportunities are in the rapidly changing consumer market which typically has shorter product life cycles, higher volumes and greater price pressure than our traditional business. If we are unable to design, produce and sell new products that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed and we may be required to write-off related inventory and long-lived assets. For example, in the fourth quarter of 2004 we recorded a $3.2 million long-lived asset impairment charge related to our QuickMIPS products.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center, and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. We may decide to invest additional funds in Tower, which could have an impact on our cash position and liquidity. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products generally. At June 30, 2005, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $5.9 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, the fair value of our Tower investment was $2.26 per share and $1.17 per share at December 31, 2004 and July 1, 2005, respectively. Since the value of our Tower investment remained below $2.26 per share for a period of time, we recorded a $1.5 million write-down of marketable securities in the second quarter of 2005. In addition, Tower solely manufactures our Eclipse II, certain QuickPCI II and QuickMIPS products, and we have made significant purchases and purchase commitments to Tower for these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these purchases. We expect these devices to be a source of significant long-term revenue. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record losses against inventory, purchase commitments and long-lived assets.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards in a timely manner

We may spend significant time and money to design and develop products and customer solutions around an industry standard or emerging technology. To date, we have introduced products, such as QuickPCI, that are designed to support a specific industry standard and we have developed system solutions targeted at specific application segments. Additionally, customers may shift their demand to environmentally friendly products, such as products manufactured with lead-free assembly components that we may not have developed. If an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, or if we are unable to bring the technology or solutions to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in assisting them with their product design, our business could be materially harmed. Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. For example, we expended considerable resources over several quarters to assist a potential PDA customer in its system design and this customer recently decided to target a more advanced design that does not include one of our products. Even when customers incorporate one or more of our products into their systems, they may discontinue production. Customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated and assembled by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 products under an agreement that expires in December 2005. While we may be able to purchase wafers after 2005, we do not have a firm capacity commitment from the supplier. In addition, demand for assembly capacity at one of our suppliers recently increased due to a fire at the facility of another supplier. As a result, capacity available to us may be constrained. If for any reason these or any other supplier becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming and difficult and could result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC1 and pASIC2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for wafer manufacturing capacity increases, or if we need to migrate to more advanced wafer manufacturing technology, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture, assemble or test our products, which would adversely affect our operating results and cash flows.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at June 30, 2005 was $25.1 million. At June 30, 2005, our interest-bearing debt consisted of $4.1 million outstanding from Silicon Valley Bank and $383,000 outstanding under a capital lease. On June 27, 2005, we modified our credit facility with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006, and $3.0 million of borrowing capacity under the equipment line of credit that is available to be drawn through June 2006. The credit facility expires on June 26, 2006. At June 30, 2005, we had approximately $5.9 million available to borrow under our revolving credit facility and approximately $3.0 million available to borrow under our equipment line of credit.

At the end of the second quarter of 2005, we held 1,344,543 Tower Ordinary Shares available for sale worth approximately $1.6 million based upon the market closing price of $1.17 per share on such date. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products, could be up to $5.0 million in the next twelve months. As of June 30, 2005, we had commitments to purchase $4.3 million of wafer inventory.

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As a result of potential investments, the expected fluctuation in revenue from our pASIC1 and pASIC2 products, operating expenses, changes in working capital and interest and debt payments, we will need to generate higher revenue and gross profit, especially from our Eclipse II and QuickPCI II products, to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Obtaining additional supply in the face of product or capacity shortages may be costly, or not possible, especially in the short term since most of our products have only a single fabrication and assembly source. Our failure to adequately forecast demand for our products could materially harm our business.

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

We have a history of losses and cannot assure you that we will remain profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of June 30, 2005 was $118.5 million. Although we recorded net income of  $1.2 million for the six months ended June 30, 2005, we may not remain profitable in any future periods. Our recent revenue growth, net income for the six months ended June 30, 2005 and our profitability in certain years prior to 2001 cannot be relied upon as any indication of our future operating results or prospects.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market, and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors. Additionally, distributors that we have contracted with may acquire, be acquired or merge with other distributors which may result in the termination of our contract or less effort being placed on the marketing, sale and support of our products. As a result, our future performance will depend in part on our ability to retain our existing distributors and attract new distributors that will be able to effectively market, sell and support our products. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business.

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that have involved numerous risks, including the use of significant amounts of our cash; diversion from other development projects or market opportunities; our ability to incorporate licensed technology in our products; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from third-party companies. In the fourth quarter of 2004, we determined that the expected revenue and gross profit from these products would not be sufficient to recover the full carrying value of the related third party elements and other long-lived assets, and we recorded a $3.2 million long-lived asset impairment charge. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

FASB has issued Statement 123R, “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value beginning on January 1, 2006. If this accounting pronouncement had been in effect during the current period, we estimate that we would have reported a significantly lower net income or even a net loss.

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

Compliance with changing regulations related to corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from profit-generating activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

As of December 2004, we have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404. As a result, we incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conducted a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 26% and 23% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $382,000 in the six months ended June 30, 2005.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Stock Market’s National Market under the symbol “TSEM”.  Since these securities are publicly traded on the open market, they are subject to market fluctuations.  Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “other comprehensive income (loss)” in the equity section of the balance sheet.  An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses on the income statement. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in the second quarter of fiscal 2005, fiscal 2004, fiscal 2002 and fiscal 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as market value and the period of time that the market value had been below the carrying value in each of the respective periods. An additional market value fluctuation of 10% would have caused our operating expenses to change by approximately $157,000 in the six months ended June 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 26, 2005.  The following matters were voted upon at the meeting:

(i)                          The following nominee was elected to hold office as a Class III director until 2008:

Nominee	Votes For	Votes Withheld
E. Thomas Hart	24,633,142	101,659

(ii)        The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm of QuickLogic for the fiscal year ending December 31, 2005.

Votes For	24,722,282
Votes Against	5,021
Abstentions	7,498

Item 6. Exhibits

a.      Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

10.1	Loan Modification Agreement between Silicon Valley Bank and the registrant effective June 27, 2005.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: August 11, 2005	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Modification Agreement between Silicon Valley Bank and the registrant effective June 27, 2005.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.