Form 10-Q
period 2005-10-02
QUICKLOGIC CORPORATION
filed 2005-11-14
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of November 3, 2005, 27,239,482 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

SEPTEMBER 30, 2005

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$12,645	$11,944	$37,942	$33,533
Cost of revenue	4,326	6,059	13,828	15,079
Gross profit	8,319	5,885	24,114	18,454
Operating expenses:
Research and development	2,449	3,046	7,237	9,346
Selling, general and administrative	4,140	3,729	12,480	11,832
Income (loss) from operations	1,730	(890)	4,397	(2,724)
Write-down of marketable securities	—	—	(1,466)	—
Interest expense	(46)	(69)	(152)	(199)
Interest income and other, net	92	60	262	127
Income (loss) before income taxes	1,776	(899)	3,041	(2,796)
Provision for income taxes	154	—	235	—
Net income (loss)	$1,622	$(899)	$2,806	$(2,796)

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.10	$(0.11)
Diluted	$0.06	$(0.03)	$0.10	$(0.11)

Weighted average shares:
Basic	27,146	25,786	26,759	25,300
Diluted	28,313	25,786	27,889	25,300

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$25,393	$24,914
Short-term investment in Tower Semiconductor Ltd.	1,100	2,022
Accounts receivable, net of allowances for doubtful accounts of $923 and $1,088	7,202	4,786
Inventory	8,377	6,741
Other current assets	1,057	1,506
Total current assets	43,129	39,969
Property and equipment, net	4,575	5,403
Investment in Tower Semiconductor Ltd.	554	1,017
Other assets	4,320	4,552

TOTAL ASSETS	$52,578	$50,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$—	$2,000
Trade payables	3,043	4,119
Accrued liabilities	3,099	2,511
Deferred income on shipments to distributors	1,996	1,667
Current portion of debt and capital lease obligations	1,399	2,286
Total current liabilities	9,537	12,583

Long-term liabilities:
Debt and capital lease obligations, less current portion	589	1,036
Deferred royalty revenue	1,344	1,156
Total long-term liabilities	1,933	2,192
Total liabilities	11,470	14,775

Commitments and contingencies (see Notes 14 and 15)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 27,227 and 26,313 shares issued and outstanding, respectively	27	26
Additional paid-in capital	157,891	155,837
Accumulated other comprehensive income	81	—
Accumulated deficit	(116,891)	(119,697)
Total stockholders’ equity	41,108	36,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,578	$50,941

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,806	$(2,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,012	3,336
Loss on disposal of property and equipment	7	20
Utilization of wafer credits from Tower Semiconductor Ltd.	233	138
Inventory write-down	290	385
Write-down of marketable securities	1,466	—
Write-off of long-lived assets	66	165
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	(2,416)	1,246
Inventory	(1,926)	(2,066)
Other assets	448	931
Trade payables	(1,076)	(118)
Accrued liabilities	588	923
Deferred income and royalty revenue	517	777
Net cash provided by operating activities	3,015	2,941

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,257)	(1,199)
Net cash used for investing activities	(1,257)	(1,199)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,884)	(2,319)
Proceeds from debt and capital lease obligations	550	655
Net change in revolving line of credit	(2,000)	(900)
Proceeds from issuance of common stock, net	2,055	1,401
Net cash used for financing activities	(1,279)	(1,163)

Net increase in cash and cash equivalents	479	579
Cash and cash equivalents at beginning of period	24,914	26,443
Cash and cash equivalents at end of period	$25,393	$27,022

Supplemental schedule of non-cash activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$1,482

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,622	$(899)	$2,806	$(2,796)
Other comprehensive gain, net of tax:
Unrealized gain (loss) on investments	81	(3,187)	81	(1,193)
Total comprehensive income (loss)	$1,703	$(4,086)	$2,887	$(3,989)

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

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s third fiscal quarter for 2005 ended Sunday, October 2, 2005.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including Eclipse II and QuickPCI II devices, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs of securing access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the exercise of employee stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, and product returns are reasonably estimable.

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

Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventory. Accordingly, revenue of unprogrammed parts is deferred until resale to the end customer.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the three and nine months ended September 30, 2005.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, which may not be representative of the fair value determined under SFAS No. 123(R) (see “Recently Issued Accounting Pronouncements” below) (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$1,622	$(899)	$2,806	$(2,796)

Less: Stock-based employee compensation expense related to stock option plans determined under the fair value based method, net of tax	(642)	(1,127)	(2,119)	(3,381)
Less: Stock-based employee compensation expense related to the stock purchase plan determined under fair value based method, net of tax	—	—	(336)	(457)
Net income (loss) – as adjusted	$980	$(2,026)	$351	$(6,634)

Net income (loss) per share – as reported:
Basic	$0.06	$(0.03)	$0.10	$(0.11)
Diluted	$0.06	$(0.03)	$0.10	$(0.11)
Net income (loss) per share – as adjusted:
Basic	$0.04	$(0.08)	$0.01	$(0.26)
Diluted	$0.03	$(0.08)	$0.01	$(0.26)

Weighted average shares – as reported:
Basic	27,146	25,786	26,759	25,300
Diluted	28,313	25,786	27,889	25,300

Weighted average shares – as adjusted:
Basic	27,146	25,786	26,759	25,300
Diluted	28,066	25,786	26,967	25,300

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these costs are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 25% and 23% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

Two distributors of the Company’s products accounted for 30% and 17% of the Company’s accounts receivable balance at September 30, 2005. Two distributors of the Company’s products accounted for 24% and 22% of the Company’s accounts receivable balance at December 31, 2004.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for 12 months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) and expects the impact upon adoption in fiscal year 2006 to be significant to its results of operations.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhance the information that investors receive. The Company will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

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

	Three Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$1,622	27,146	$0.06	$(899)	25,786	$(0.03)
Effect of stock options	—	1,167	—	—	—	—
Diluted	$1,622	28,313	$0.06	$(899)	25,786	$(0.03)

	Nine Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$2,806	26,759	$0.10	$(2,796)	25,300	$(0.11)
Effect of stock options	—	1,130	—	—	—	—
Diluted	$2,806	27,889	$0.10	$(2,796)	25,300	$(0.11)

For the three and nine months ended September 30, 2005, 3,799,000 and 4,536,000 shares, respectively, of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period. For the three and nine months ended September 30, 2004, 6,318,000 and 5,111,000 shares, respectively, of common stock subject to outstanding options were antidilutive as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period. Additionally, for the three and nine months ended September 30, 2004, potential common shares of 739,000 and 1,210,000,

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively, were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced in the period.

Note 4—Investment in Tower Semiconductor Ltd.

The Company has a Share Purchase Agreement (the “Agreement”), Foundry Agreement and other related agreements with Tower. Under the Agreement, the Company made a strategic investment in Tower as part of Tower’s plan to build and equip a new wafer fabrication facility. The facility produces 200-mm wafers in geometries of 0.18 micron and below, using advanced complementary metal oxide semiconductor (“CMOS”) technology acquired from Toshiba.

During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company wrote down the Tower shares by $1.5 million, $3.8 million and $6.8 million in 2004, 2002 and 2001, respectively, due to an “other than temporary” decline in their market value. In the second quarter of 2005, the Company determined that its investment in Tower stock had suffered a further decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, the Company recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. The net cumulative effect of these write-downs resulted in an adjusted cost of the Company’s Tower ordinary shares of $1.6 million, or $1.17 per share.

During the year ended December 31, 2003, the Company sold 412,825 of the Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain of $719,000 in the statements of operations.

As of September 30, 2005, the Company held 1,344,543 available for sale Tower ordinary shares with an accumulated other comprehensive income of $81,000, representing the difference between the adjusted cost per share and the carrying cost of $1.23 per share, their market value on the last trading day of the reporting period. The Company intends to hold 450,000 Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in consideration for the investment, $4.3 million of which remained available as of September 30, 2005. These credits are recorded in other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

Note 5—Long-lived Asset Impairment

During the fourth quarter of 2004, the Company evaluated the revenue potential of its product families based upon discussions with potential customers, consultations with external advisors, review of actual sales levels and analysis of current and future design opportunities. Based upon this evaluation, the Company determined that the future revenue outlook for the QuickMIPS products was lower than previously expected. Accordingly, the Company performed an impairment assessment on the long-lived assets associated with these products. A preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, the Company performed a probability-weighted assessment of the expected revenue and related cash flows, discounted using a risk-free interest rate. Based upon this assessment, the Company recorded a $3.2 million long-lived asset impairment charge as an operating expense, which was allocated to the related long-lived assets on a pro rata basis using the carrying value of the assets immediately before the impairment charge. This $3.2 million impairment charge was reflected on the Company’s balance sheets as a reduction in the carrying value of the related long-term assets. This write-down did not affect the carrying value of related inventory.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6—Balance Sheet Components

	September 30, 2005	December 31, 2004
	(in thousands)
Inventory:
Raw materials	$964	$1,024
Work-in-process	6,888	4,908
Finished goods	525	809
	$8,377	$6,741

Other current assets:
Prepaid expenses	$911	$1,278
Employee receivables	21	15
Other	125	213
	$1,057	$1,506

Property and equipment:
Equipment	$12,874	$12,620
Software	8,459	8,647
Furniture and fixtures	825	851
Leasehold improvements	802	813
	22,960	22,931
Accumulated depreciation and amortization	(18,385)	(17,528)
	$4,575	$5,403

Other assets:
Prepaid wafer credits	$4,268	$4,501
Other	52	51
	$4,320	$4,552

Accrued liabilities:
Employee related accruals	$2,148	$1,400
Accrued adverse purchase commitments	—	70
Other	951	1,041
	$3,099	$2,511

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7—Obligations

	September 30, 2005	December 31, 2004
	(in thousands)

Revolving line of credit	$—	$2,000

Debt and capital lease obligations:
Notes payable to bank	$1,795	$2,567
Capital lease	193	755
	1,988	3,322
Current portion of long-term obligations	(1,399)	(2,286)
	$589	$1,036

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

	Original Balance	Balance at September 30, 2005	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$—	$3,759	Prime + 0.50%	June 26, 2006
Non-formula advances	n/a	—	4,000	Prime + 1.50%	June 26, 2006

Equipment Line of Credit:
Notes payable	$2,332	25	n/a	Prime + 0.75%	Multiple draws maturing on or before December 31, 2005
Notes payable	2,136	745	n/a	Prime + 2.00%	Multiple draws maturing on or before December 1, 2006
Notes payable	859	564	n/a	Prime + 2.00%	Multiple draws maturing on or before December 31, 2007
Notes payable	550	461	n/a	Prime + 2.00%	Multiple draws maturing on or before June 30, 2008
Notes payable	n/a	—	3,000	Prime +1.75%	30 or 36 months from date of advance
Total		$1,795

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, the Company must maintain a minimum tangible net worth and an adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the modified agreement as of September 30, 2005.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2005, the prime rate under the credit facility was 6.75%. As of September 30, 2005 and December 31, 2004, $589,000 and $1.0 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term liabilities.

Capital Lease

In January 2004, the Company leased design software and related maintenance under a two-year capital lease at an interest rate of 6.0% per annum. Terms of the agreement require the Company to make quarterly principal and interest payments of approximately $196,000 through October 2005. Accordingly, the Company recorded a capital asset for $1.2 million that is being amortized over the term of the agreement, prepaid maintenance of $280,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of September 30, 2005, the outstanding balance under the capital lease was $193,000, all of which was classified as a short-term liability.

Note 8—Deferred Royalty Revenue

In 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of September 30, 2005 and December 31, 2004, the Company had recorded approximately $1.3 million and $1.2 million, respectively, of deferred royalty revenue under this agreement. As of September 30, 2005, no royalty revenue had been earned under the agreement.

Note 9 — Employee Stock Plans

The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation expense under SFAS No. 123, net income for the three and nine months ended September 30, 2005 would have been $980,000 and $351,000, respectively. If the Company had elected to recognize compensation expense under SFAS No. 123, net loss for the three and nine months ended September 30, 2004 would have been $2.0 million and $6.6 million, respectively (see Note 2).

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999.  As of September 30, 2005, approximately 12.7 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5.0 million shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% of the total grant one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented different vesting schedules in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the three months ended September 30, 2005 and 2004 was $2.55 and $1.87 per option, respectively. The weighted average estimated fair value, as defined by SFAS No. 123, for options granted during the nine months ended September 30, 2005 and 2004 was $2.45 and $1.98 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The Black-Scholes Model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without restrictions. These assumptions differ significantly from the characteristics of the Company’s stock option grants.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (years)	3.7	5.2	4.0	5.2
Risk-free interest rate	4.02%	3.59%	3.83%	3.78%
Volatility	95%	82%	92%	79%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2005, approximately 4.5 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1.5 million shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Under this provision, approximately 1.1 million shares were added to the ESPP in August 2005. The ESPP contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The ESPP permits participants to purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per purchase period) at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the nine months ended September 30, 2005 and 2004 was $0.79 and $2.24 per right, respectively. The fair value of rights granted is estimated on the date of grant using the Black-Scholes Option-Pricing Model.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (months)	6.0	6.0	6.0	6.0
Risk-free interest rate	3.13%	1.34%	3.13%	1.34%
Volatility	65%	81%	65%	81%
Dividend yield	—	—	—	—

Note 10—Shelf Registration Statement

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. Under this filing, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of September 30, 2005, the Company had not raised any funds in connection with this filing and had incurred expenses of approximately $68,000.

Note 11—Rights Plan

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12—Income Taxes

In the nine months ended September 30, 2005, the Company recorded income tax expense of approximately $235,000, which consisted of income taxes on foreign operations of $160,000 and federal alternative minimum income taxes of $75,000.

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

Note 13—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

The following is a breakdown of revenue by product families (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue by product family:
Mature products	$8,127	$7,362	$24,250	$19,384
Embedded standard products	3,252	3,548	9,080	10,032
Advanced embedded standard products	1,266	1,034	4,612	4,117
Total revenue	$12,645	$11,944	$37,942	$33,533

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue by geography:
United States	$6,749	$4,919	$18,617	$15,256
Europe	3,690	3,616	9,054	7,870
Japan	869	1,829	4,975	5,747
China	201	441	1,577	1,128
Rest of North America	897	622	2,622	1,805
Rest of Asia Pacific	239	517	1,097	1,727
Total revenue	$12,645	$11,944	$37,942	$33,533

Two distributors of the Company’s products accounted for 29% and 23% of revenue in the three months ended September 30, 2005. The same two distributors of the Company’s products accounted for 23%, and 18% of revenue in the nine months ended September 30, 2005. For the three and nine months ended September 30, 2005, no single end customer accounted for 10% or more of the Company’s revenue.

Two distributors of the Company’s products accounted for approximately 29% and 15% of revenue in the three months ended September 30, 2004. Three distributors of the Company’s products accounted for approximately 23%, 16%,

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 11% of revenue in the nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, no single end customer accounted for 10% or more of the Company’s revenue.

As of September 30, 2005 less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2005 and December 31, 2004, the Company had $3.0 million and $6.4 million, respectively, of outstanding commitments for the purchase of wafers.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended September 30, 2005 and 2004 was approximately $240,000 and $230,000, respectively, and for the nine months ended September 30, 2005 and 2004 was approximately $720,000 and $690,000, respectively.

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

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the expected decline in revenue from our pASIC1 and pASIC2 products, (2) the commercial and technical success of our new products such as Eclipse II and QuickPCI II, (3) limited visibility into demand for our products, including demand from significant customers or for new products, (4) our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., (5) our dependence upon single suppliers to fabricate and assemble a substantial portion of our products, and (6) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. QuickLogic disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our objective is to be the leading provider of the lowest-power programmable logic solutions. We believe that our Embedded Standard Products, which are products that integrate standard functions and programmable logic, provide our customers with low power consumption, IP security and flexibility at cost-effective prices while meeting system performance requirements. We believe these devices enable system manufacturers to improve time-to-market, lower power consumption and add features or performance to their embedded applications.

In September 1998, we introduced our first line of Embedded Standard Products, or ESPs, to address the design community’s demand for an alternative to existing options: Application Specific Integrated Circuits, or ASICs, and system-on-a-chip products. ESP products embed standard functions on programmable logic devices. These products provide engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of application specific standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our ESP product family includes QuickRAM, QuickPCI, and V3 products. Our Advanced ESP product family includes QuickMIPS, Eclipse, Eclipse II, QuickPCI II and PolarPro™ products.  We announced our new PolarPro architecture and related products in November 2005.  We believe our PolarPro architecture allows for cost effective, ultra-low power, small form factor products that address the need for power conservation in portable applications, while maintaining the functionality and time-to-market advantages of traditional FPGAs.  We also license our QuickWorks and QuickTools design software and sell our programming hardware and include these sales as Advanced ESP revenue.

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

Our ViaLink technology also provides our products with what we believe to be bulletproof intellectual property security, especially compared to SRAM-based FPGA or ASIC solutions. We believe intellectual property security is important to system designers who choose to implement proprietary algorithms or features in programmable logic.

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

Within the programmable logic device market, we believe that the market for low power embedded applications will be a relatively high-growth market, as original equipment manufacturers, or OEMs, serving the consumer or professional portable markets accelerate the offering of devices such as PDAs incorporating Wi-Fi or micro hard drive capability, wireless VoIP telephones, or consumer products utilizing a micro hard drive. This adoption of new features by embedded system designers is increasing the use of programmable logic, since embedded processors often do not have the native ability to interface to components such as Wi-Fi modules or micro hard disk drives, which were designed to work in a personal computer environment. Our Eclipse II, QuickPCI II and PolarPro devices offer compelling advantages in these programmable interconnect applications, where customers benefit from their low power consumption, small form factor and high bandwidth.

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

During 2001 and 2002, we paid Tower a total of $21.3 million to fulfill our investment requirements under the terms of our agreements with them. In partial consideration for the investment, we purchased 1,757,368 Tower ordinary shares for $16.6 million. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $3.8 million and $6.8 million in fiscal 2004, 2002 and 2001, respectively. In the second quarter of 2005, we determined that our investment in Tower stock had suffered a further decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value had been below the carrying value. Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. The cumulative effect of these write-downs is that the adjusted cost of our Tower ordinary shares is $1.6 million or $1.17 per share.

During 2003, we sold 412,825 of the available for sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.

As of September 30, 2005, we held 1,344,543 available for sale Tower ordinary shares valued at $1.23 per share, the market value of these shares at the end of our third fiscal quarter of 2005. We intend to continue to hold 450,000 Tower ordinary shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on our balance sheets. The remaining 894,543 shares are recorded as a short-term investment on our balance sheets.

We also received from Tower $4.7 million in prepaid wafer credits in partial consideration for the investment. These credits can be applied toward wafer purchases from Tower at 15% of the value of future purchases. As of September 30, 2005, we had $4.3 million of prepaid wafer credits classified as other long-term assets on our balance sheets.

We sell programmed and unprogrammed products through distributors and directly to OEMs. However, we sell the majority of our products through distributors. The percentage of sales derived through distributors was 68% and 75% in the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, approximately 69% and 67%, respectively, of the units shipped to our point-of-sale distributors were programmed by us.

Two distributors of our products accounted for 29% and 23% of revenue in the three months ended September 30, 2005. The same two distributors of our products accounted for 23%, and 18% of revenue in the nine months ended September 30, 2005. Two distributors of our products accounted for approximately 29% and 15% of revenue in the three months ended September 30, 2004. Three distributors of our products accounted for approximately 23%, 16%, and 11% of revenue in the nine months ended September 30, 2004. We anticipate that a limited number of distributors will continue to account for a significant portion of our total sales and that individual distributors could account for a larger portion of our revenue.

For the three and nine months ended September 30, 2005 and 2004, no one end customer accounted for 10% or more of our revenue. In the future, we anticipate that an end customer could account for a significant portion of our revenue, especially as we continue to pursue more consumer application opportunities with larger volume requirements.

Our international sales were 51% and 55% of our revenue in the nine months ended September 30, 2005 and 2004, respectively. Revenue from sales to international customers is expected to continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Cypress Semiconductor Corporation, Tower, Samsung Semiconductor, Inc. and Kawasaki Microelectronics to manufacture our products, and we rely primarily upon Amkor Technology, Inc. and to a lesser extent Advanced Semiconductor Engineering Inc., or ASE, to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Cypress and Tower require us to provide them with a monthly wafer start forecast. Under the terms of our agreements with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.2	50.7	36.4	45.0
Gross profit	65.8	49.3	63.6	55.0
Operating expenses:
Research and development	19.4	25.5	19.1	27.8
Selling, general and administrative	32.7	31.2	32.9	35.3
Income (loss) from operations	13.7	(7.4)	11.6	(8.1)
Write-down of marketable securities	—	—	(3.9)	—
Interest expense	(0.4)	(0.6)	(0.4)	(0.6)
Interest income and other, net	0.7	0.5	0.7	0.4
Income (loss) before income taxes	14.0	(7.5)	8.0	(8.3)
Provision for income taxes	1.2	—	0.6	—
Net income (loss)	12.8%	(7.5)%	7.4%	(8.3)%

Three Months Ended September 30, 2005 and 2004

Revenue.  Our revenue for the three months ended September 30, 2005 was $12.6 million, representing a growth of $700,000, or 5.9%, from revenue of $11.9 million in the three months ended September 30, 2004. This revenue increase was due to a $760,000 increase in our Mature product family revenue, primarily related to higher customer demand and end-of-life purchases of our pASIC1 and pASIC2 products, and a $230,000 increase in our Advanced ESP product family revenue, primarily due to sales of our new Eclipse II and QuickPCI II products. These increases were partially offset by a $300,000 decline in revenue from our ESP product family, primarily due to the decline in revenue attributable to a systems manufacturer located in China purchasing QuickRAM product through a distributor.

Our revenue for the three months ended September 30, 2005 was 1% lower sequentially, declining by $125,000 to $12.6 million from $12.8 million in the three months ended June 30, 2005. This sequential revenue decrease was primarily due to a $490,000 decline in Advanced ESP product family revenue. Advanced ESP product family revenue declined primarily due to a decrease in revenue attributable to a systems manufacturer purchasing Eclipse product through a distributor. Our ESP product family revenue decreased by $190,000, primarily due to a decline in customer demand for these products. These decreases were partially offset by an increase of $550,000 in Mature product family revenue due primarily to end-of-life purchases of our pASIC1 and pASIC2 products.

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires at the end of 2005. We have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. These products contributed $6.0 million and $5.2 million of our revenue in the three months ended September 30, 2005 and 2004, respectively. While we may have limited production capacity for these products beyond 2005, we expect to experience a significant reduction in pASIC1 and pASIC2 revenue during the fourth quarter of 2005. We currently believe that a majority of our customers that use pASIC1 and pASIC2 products have purchased enough product to satisfy their demand throughout the expected life of their products, and that pASIC1 and pASIC2 products will contribute less than 10% of our revenue by the second quarter of 2006 and no revenue by the third quarter of 2006. As a result, we expect fluctuations in demand as customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products.

In order to maintain or grow our revenue from its current level after the pASIC1 and pASIC2 product end-of-life period, we are dependent upon increased revenue from our existing products, especially our new Eclipse II and QuickPCI II products, and the development of additional commercially successful new products such as PolarPro.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing low power solutions incorporating industry standards such as PCI or IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $8.3 million and $5.9 million in the three months ended September 30, 2005 and 2004, respectively, which represented 65.8% and 49.3% of revenue for those periods. The $2.4 million improvement in gross profit was primarily due to: higher revenue and better product mix, which contributed approximately $1.2 million of this improvement; lower inventory reserves and adverse purchase commitments of $780,000; lower depreciation and amortization of $220,000; lower scrap expense of $170,000; and other favorable production variances; partially offset by higher expensed production material required to increase programming capacity for our new products and consulting services to qualify lead-free packages. In the three months ended September 30, 2004, we provided inventory reserves and recorded an adverse purchase commitment for product that was determined to provide no usable die totaling $870,000. Our lower depreciation and amortization expense was largely a result of the impairment of long-lived assets recorded in the fourth quarter of 2004.

Research and Development Expense.  Research and development expense was $2.4 million and $3.0 million in the three months ended September 30, 2005 and 2004, respectively, which represented 19.4% and 25.5% of revenue for those periods. The decrease of approximately $600,000 was primarily due to $ 480,000 of lower charges for pre-production material and other expenses associated with the development of our 0.18-micron products, which were released for production in late 2004, and $220,000 of lower depreciation expense, partially offset by higher consulting expenses of $110,000. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.1 million and $3.7 million for the three months ended September 30, 2005 and 2004, respectively, which represented 32.7% and 31.2% of revenue for those periods. The $410,000 increase in selling, general and administrative expense was primarily the result of higher salaries and personnel costs of $220,000, higher commissions to outside representatives of $120,000 due to higher revenue from commissionable sales, and higher legal expenses of $40,000 primarily due to the filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission.

Interest Expense.  Interest expense declined to $46,000 for the three months ended September 30, 2005 compared to $69,000 for the three months ended September 30, 2004. This $23,000 decrease was primarily due to lower average outstanding debt balances, partially offset by higher interest rates.

Interest Income and Other, Net.  Interest income and other, net increased to $92,000 of income for the three months ended September 30, 2005 as compared to $60,000 of income for the three months ended September 30, 2004. The $32,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates.

Provision for Income Taxes.  We recorded a provision for income taxes of $154,000 for the three months ended September 30, 2005, which consisted of income taxes on foreign operations of $99,000 and federal alternate minimum income taxes of $55,000. We incurred a tax loss in the three months ended September 30, 2004. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Nine Months Ended September 30, 2005 and 2004

Revenue.  Our revenue for the nine months ended September 30, 2005 was $37.9 million, representing a growth of $4.4 million, or 13.1%, from revenue of $33.5 million in the nine months ended September 30, 2004. This revenue increase was due to a $4.9 million increase in our Mature product family revenue primarily related to higher customer demand and end-of-life purchases of our pASIC1 and pASIC2 products and a $490,000 increase in Advanced ESP product family revenue primarily related to sales of our new Eclipse II and QuickPCI II products. These increases were partially offset by a $950,000 decline in our ESP product family revenue primarily due to changes in customer demand.

Gross Profit.  Gross profit was $24.1 million and $18.5 million in the nine months ended September 30, 2005 and 2004, respectively, which was 63.6% and 55.0% of revenue for those periods. The $5.7 million improvement in gross profit was primarily due to: higher revenue and better product mix, which contributed approximately $4.0 million of this improvement; lower inventory reserves and adverse purchase commitments of $710,000; lower unabsorbed overhead of approximately $670,000 which was primarily due to lower depreciation and amortization expense of $600,000, and approximately $220,000 of lower production variances. The nine months ended September 30, 2004 includes an adverse purchase commitment for product that was determined to provide no usable die and provisions for inventory reserves in the total amount of $1.0 million. Our lower depreciation and amortization expense was largely a result of the impairment of long-lived assets recorded in the fourth quarter of 2004.

Research and Development Expense.  Research and development expense was $7.2 million and $9.3 million in the nine months ended September 30, 2005 and 2004, respectively, which was 19.1% and 27.8% of revenue for those periods. The decrease of $2.1 million was primarily due to $1.9 million of lower charges for pre-production material and other expenses associated with the development of our 0.18 micron products, which were released for production in late 2004, and $670,000 of lower depreciation expense, partially offset by $310,000 of higher consulting services used to design our next generation product.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $12.5 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively, which was 32.9% and 35.3% of revenue for those periods. The $650,000 increase in selling, general and administrative expense was primarily the result of: higher legal expenses of $250,000 due to compliance activities and the filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission; higher commissions to sales representatives of $240,000 due to higher revenue amounts; higher independent auditor fees of $150,000 due to compliance activities; higher salaries and personnel costs of $150,000; and higher fees of $90,000 for board of director compensation; partially offset by the recovery of a previously reserved accounts receivable in the amount of $140,000.

Write-down of Marketable Securities.  In the second quarter of 2005, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary.” Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period. As a result of this write-down, the adjusted cost of our Tower ordinary shares was $1.6 million, or $1.17 per share, as of September 30, 2005.

Interest Expense.  Interest expense was $152,000 for the nine months ended September 30, 2005 as compared to $199,000 for the nine months ended September 30, 2004. This decrease was primarily due to lower average outstanding debt balances, partially offset by higher interest rates.

Interest Income and Other, Net.  Interest income and other, net was $262,000 of income for the nine months ended September 30, 2005 as compared to $127,000 of income for the nine months ended September 30, 2004. The $135,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates, partially offset by foreign exchange rate losses.

Provision for Income Taxes.  We recorded a provision for income taxes of $235,000 for the nine months ended September 30, 2005, which consisted of $160,000 for income taxes on foreign operations and $75,000 of federal alternative minimum income taxes. We incurred a tax loss in the nine months ended September 30, 2004. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of September 30, 2005, our principal sources of liquidity consisted of our cash and cash equivalents of $25.4 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $7.8 million, available credit under our equipment line of credit of approximately $3.0 million, and our investment in Tower with a market value of approximately $1.7 million. On July 12, 2005, we filed a shelf registration statement on Form S-3, which has been declared effective. Under this filing, we may raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As of September 30, 2005, our interest-bearing debt consisted of $1.8 million outstanding from Silicon Valley Bank and $193,000 outstanding under a capital lease. As of September 30, 2005, our accumulated deficit was $116.9 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.0 million in the next twelve months.

In June 2005, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006 and an additional $3.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2006. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. As of September 30, 2005, we had no balances outstanding under the revolving line of credit and had available formula and non-formula advances totaling $7.8 million. As of September 30, 2005, we had $1.8 million outstanding under previous equipment lines of credit and $3.0 million available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of September 30, 2005.

As of September 30, 2005, we also had $193,000 outstanding under a capital lease obligation, which was repaid under the terms of the agreement in October 2005. The capital lease obligation bore interest at 6.0% per annum.

Net cash from operating activities

Net cash provided by operating activities was $3.0 million in the nine months ended September 30, 2005. The cash provided by operating activities resulted primarily from net income of $2.8 million, adjusted for $4.1 million of non-cash charges including depreciation and amortization of $2.0 million, a $1.5 million write-down of marketable securities, $290,000 of reserves for excess inventory, $233,000 from the utilization of prepaid wafer credits, and $66,000 related to the write-down of long-lived assets. In addition, changes in working capital accounts used cash in the amount of $3.9 million primarily as a result of: a $1.9 million increase in inventory, primarily due to wafer purchases in anticipation of future sales of Eclipse II and QuickPCI II products; an increase of $2.4 million in accounts receivable, net of allowances for doubtful accounts, due to an increase in revenue levels and the timing of shipments in the period; and a $1.1 million reduction in trade payables, primarily due to the timing of wafer purchases.  These uses of cash were partially offset by: a $588,000 increase in accrued liabilities; a $517,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred; and a $448,000 reduction in other current assets due to the amortization of prepaid expenses.

Net cash provided by operating activities was $2.9 million in the nine months ended September 30, 2004. The cash provided by operating activities resulted primarily from the net loss of $2.8 million, adjusted for $4.0 million of non-cash charges including depreciation and amortization of $3.3 million and reserves for excess inventory of $385,000. In addition, changes in working capital accounts provided cash in the amount of $1.7 million primarily as a result of: an increase of $920,000 in accrued liabilities primarily due to the accrual of an adverse purchase commitment; a $780,000 increase in deferred revenue from shipments made to our distributors; a decrease in accounts receivable of $1.2 million due to improved collections efforts and the timing of shipments in the period; and a decrease in other assets of $931,000 primarily due to the amortization of prepaid expenses and the repayment of a related party loan.  The cash provided by these activities was partially offset by: an increase in inventory of $2.1 million, principally due to an increase in raw materials and work-in-process inventory to fulfill customer demand and to acquire programming hardware for sale to customers; and a decrease in accounts payable of $118,000, primarily due to the timing of wafer receipts and vendor payments.

Net cash from investing activities

Net cash used for investing activities for the nine months ended September 30, 2005 was $1.3 million as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products. Net cash used for investing activities for the nine months ended September 30, 2004 was $1.2 million as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products. Also in the nine months ended September 30, 2004, we entered into a capital lease obligation to acquire design software and related maintenance. At the inception of this agreement, we recorded a capital lease obligation for $1.5 million, property and equipment of $1.2 million, and prepaid maintenance expenses of $280,000 on the balance sheet. This transaction was treated as a non-cash transaction in our statement of cash flows.

Net cash from financing activities

Net cash used for financing activities was $1.3 million for the nine months ended September 30, 2005, resulting from a $2.0 million repayment of the balance outstanding under our revolving line of credit and scheduled repayments of $1.9 million under the terms of our debt and capital lease obligations, partially offset by $2.1 million in proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $550,000 in proceeds from borrowings under our equipment line of credit.

Net cash used by financing activities was $1.2 million for the nine months ended September 30, 2004. The use of funds was due to scheduled repayments of $2.3 million under the terms of our long-term obligations and a $900,000 reduction in our revolving line of credit, partially offset by $1.4 million of proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $655,000 of proceeds from borrowings under our equipment line of credit.

We require substantial working capital to fund our business, particularly to finance our operations, the acquisition of property and equipment, the repayment of debt and working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products including our Eclipse II, QuickPCI II and PolarPro devices, the expected decline in pASIC1 and pASIC2 revenue resulting from the end-of-life of these products, costs and investments to secure access to adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, changes in operating assets and liabilities, our ability to obtain or renew debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $5.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” we filed a shelf registration statement on Form S-3 in July 2005, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants. We cannot assure you that capital will be made available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual cash obligations:
Operating leases	$2,639	$715	$1,435	$489	$—
Wafer purchases (1)	2,981	2,981	—	—	—
Other purchase commitments	3,324	3,324	—	—	—
Total contractual cash obligations	8,944	7,020	1,435	489	—

Other commercial commitments (2):
Notes payable to bank	1,795	1,206	589	—	—
Capital lease obligations	193	193	—	—	—
Total commercial commitments	1,988	1,399	589	—	—
Total contractual obligations and commercial commitments	$10,932	$8,419	$2,024	$489	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.0 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 30, 2005.

(2)          Other commercial commitments are included as liabilities on our balance sheets as of September 30, 2005.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principals Board, or APB, Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after December 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Notes 2 and 9 to our Condensed Unaudited Consolidated Financial Statements for information related to the pro forma effects on our reported net income (loss) and net income (loss) per share of applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We are currently assessing the impact of adopting SFAS No. 123(R) and expect the impact upon adoption in fiscal year 2006 to be significant to our results of operations.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhance the information that investors receive. We will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

Risk Factors

We expect the announced end-of-life of our pASIC1 and pASIC2 products will result in fluctuations or a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC1 and pASIC2 products expires on December 31, 2005. While we may have limited fabrication capacity for these products beyond 2005, we have announced an end-of-life for these products and have asked our customers to take delivery of lifetime buy orders before the end of 2005. Revenue from these products was $5.2 million and $5.1 million in the last two quarters of 2004, and $6.4 million, $5.1 million and $6.0 million in the first, second and third quarters of 2005, respectively. We believe that a majority of our customers that use pASIC1 and pASIC2 products have planned to purchase enough pASIC1 and pASIC2 product to satisfy demand through the expected life of their products rather than migrate to other QuickLogic products. As a result, we expect to experience fluctuations in demand as these customers build inventory of these products, design systems using devices supplied by others or reduce purchases of our products. Many customers took delivery of life-time-buy quantities by the third quarter of 2005, and we believe that revenue from these products may decline sequentially during the fourth quarter of 2005, account for less than 10% of our revenue by the second quarter of 2006 and contribute no revenue by the third quarter of 2006. If we are unable to: migrate customers to other products; develop customer demand for new products, such as Eclipse II and QuickPCI II which have strong customer design activity but have not contributed significant revenue or gross profit to date; increase revenue and gross profit from our other products; our revenue and gross profit will decline and our operating results and liquidity would be adversely affected. The pASIC1 and pASIC2 revenue decline that we expect may be more rapid than the revenue growth from our Eclipse II, QuickPCI II, PolarPro and other products. While we expect revenue growth from Eclipse II, QuickPCI II, other products and new products such as PolarPro, will offset the expected decline in pASIC1 and pASIC2 revenue, there is no assurance when this will occur, if at all.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced products and solutions that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. We experience a long delay between the time when we expend these development resources and invest in related long-lived assets, and the time when we begin to generate revenue, if any, from these expenditures.

We are introducing our Eclipse II and QuickPCI II products to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our low-power Eclipse II, QuickPCI II and other new products under development such as PolarPro have a compelling advantage in low-power applications, and that this business will provide long-term revenue growth for QuickLogic. Some of these opportunities are in the rapidly changing consumer market, which typically has shorter product life cycles, higher volumes and greater price pressure than our traditional business. If we are unable to design, produce and sell new products and solutions that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed and we may be required to write-off related inventory and long-lived assets or have other adverse effects on our business. For example, in the fourth quarter of 2004 we recorded a $3.2 million long-lived asset impairment charge related to our QuickMIPS products.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead-time and a majority of our shipments during a quarter are ordered by customers in that quarter. As a result, we often have low visibility to the current quarter’s revenue, and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. In addition, a significant portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers since the price is not fixed or determinable until that time. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor inventory levels, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we have received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center, and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, the early stage of operation of Tower’s fabrication facility, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. We may decide to invest additional funds in Tower, which could have an impact on our cash position and liquidity. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At September 30, 2005, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $5.9 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, the fair value of our Tower investment was $2.26 per share and $1.17 per share at December 31, 2004 and July 1, 2005, respectively. Since the value of our Tower investment remained below $2.26 per share for a period of time, we recorded a $1.5 million write-down of marketable securities in the second quarter of 2005. In addition, Tower solely manufactures our Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development, and we have made significant purchases and purchase commitments to Tower for these devices. As these are new products being manufactured in a new facility, there are significant manufacturing and engineering risks associated with these purchases. We expect these devices to be a source of significant long-term revenue. If Tower is unable to produce these devices, demand for these products does not meet our expectations or if we are unable to achieve product performance or cost targets, our revenue, gross margin, research and development expenses and liquidity will be affected and we may record losses against inventory, purchase commitments, wafer credits and other long-lived assets.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards in a timely manner

We may spend significant time and money to design and develop products and customer solutions around an industry standard or emerging technology. To date, we have developed system solutions that incorporate specific industry standards such as PCI and IDE and we intend to develop additional system solutions in the future. Additionally, customers may shift their demand to environmentally friendly products, such as products manufactured with lead-free assembly components that we may not have developed. If an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, or if we are unable to bring the technology or solutions to market in a timely manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

We have the capability and capacity to design and develop only a limited number of products and solutions that support specific industry standards. If system manufacturers move away from the use of industry standards that we support with our products and solutions and adopt alternative standards, we may be unable to design and develop new products and solutions that conform to these new standards. Typically, the expertise required is unique to each industry standard, and we would likely have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement. The demand for individuals with the necessary expertise to develop a product or solution relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. For example, we expended considerable resources over several quarters to assist a potential PDA customer in its system design and this customer decided to target a more advanced design that does not include one of our products. Even when customers incorporate one or more of our products into their systems, they may discontinue production at any time. Customers whose products achieve high volume production may choose to replace our products with lower cost semiconductors. If customers cancel, reduce or delay product orders from us or choose not to release equipment that incorporates our products after we have spent substantial time and resources in assisting them with their product design, our business could be materially harmed.

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing system solutions for potential customers involves embedded processors or peripheral devices developed by other parties and specific industry standards such as PCI, IDE and SDIO. We have entered into informal partnerships with these other parties that involve the development of solutions that interface with their devices. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a system solution incorporating a specific embedded processor, a Wi-Fi module and our Eclipse II device that lowers the overall power requirements of a system and improves system performance. If our solution is not incorporated into customer products, if our partners discontinue production of their products, if our customers do not incorporate our solution into their product, or if the informal partnership is significantly reduced or terminated, our revenue and gross margin will be materially harmed and we may be required to write-off related long-lived assets.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, a single supplier fabricates our pASIC1 and pASIC2 products under an agreement that expires in December 2005. While we may be able to purchase wafers after 2005, we do not have a firm capacity commitment from the supplier. In addition, demand for assembly capacity at one of our suppliers recently increased due to a fire at the facility of another supplier. As a result, capacity available to us may be constrained. Programming capacity at our suppliers is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. If for any reason these or any other supplier becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming and difficult and could result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC1 and pASIC2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for wafer manufacturing capacity increases, or if we need to migrate to more advanced wafer manufacturing technology, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at September 30, 2005 was $25.4 million. At September 30, 2005, our interest-bearing debt consisted of $1.8 million outstanding from Silicon Valley Bank and $193,000 outstanding under a capital lease. On June 27, 2005, we modified our credit facility with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006 and $3.0 million of borrowing capacity under the equipment line of credit that is available to be drawn through June 2006. The credit facility expires on June 26, 2006. At September 30, 2005, we had approximately $7.8 million available to borrow under our revolving credit facility and approximately $3.0 million available to borrow under our equipment line of credit.

At the end of the third quarter of 2005, we held 1,344,543 Tower Ordinary Shares available for sale worth approximately $1.7 million based upon the market closing price of $1.23 per share on such date. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by the introduction and initial manufacturing of new products and development activities, could be up to $5.0 million in the next twelve months. As of September 30, 2005, we had commitments to purchase $3.0 million of wafer inventory.

On July 12, 2005, we filed a shelf registration statement on Form S-3, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As a result of potential investments, the expected fluctuation in revenue from our pASIC1 and pASIC2 products, operating expenses, changes in working capital and interest and debt payments, we will need to generate higher revenue and gross profit, especially from our Eclipse II products, QuickPCI II products and products under development, to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we are limited in our ability to increase or decrease our forecasts under such agreements. Additionally, we provide programming equipment to our suppliers to program our products to customer specifications.  The programming equipment is manufactured to our specifications and has significant order lead-times.  This requires us to make purchase commitments prior to having actual customer demand. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment have only a single fabrication and assembly source. Our failure to adequately forecast demand for our products could materially harm our business.

Fluctuations in our manufacturing processes and product yields and quality, especially for new products, may increase our costs

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor wafers nonfunctional, and manufacturing fluctuations may change the performance distribution of manufactured products. We have, in the recent past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance. In addition, yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or requailify their products. As a result, we may incur substantially higher manufacturing costs, inventory shortages or reduced customer demand.

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our QuickMIPS, QuickPCI II and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and product costs. While we test our products, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products are discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few of our end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume consumer applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, a Chinese customer, purchasing product through a distributor, represented 14% of our total revenue in 2003, but only 3% of revenue in 2004. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We have a history of losses and cannot assure you that we will remain profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of September 30, 2005 was $116.9 million. Although we recorded net income of $2.8 million for the nine months ended September 30, 2005, we may not remain profitable in any future periods. Our recent revenue growth, net income for the nine months ended September 30, 2005 and our profitability in certain years prior to 2001 cannot be relied upon as any indication of our future operating results or prospects.

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

•                  successful development and market acceptance of our products and system solutions incorporating our products;

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit, or in sufficient quantities. Since we outsource all of our manufacturing and have only a single-source of wafer supply, test, assembly and programming for most of our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

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

Many system manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx and Altera, which dominate the programmable logic market

The semiconductor industry is intensely competitive and characterized by:

•                  erosion of selling prices over product lives;

•                  rapid technological change;

•                  short product life cycles; and

•                  strong domestic and foreign competition.

If we are not able to compete successfully in this environment, our business will be materially harmed.

Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including, but not limited to, re-programmability and lower price. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation, and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success will depend upon our ability to attract and retain engineers and other highly competent personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales and technical personnel is difficult due to the limited number of qualified professionals, economic conditions and the size of our company. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We have in the past experienced difficulty in recruiting and retaining qualified senior management, sales and technical personnel. Failure to attract, hire, train and retain personnel could materially harm our business.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

FASB has issued Statement 123R, “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including our stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value beginning on January 1, 2006. If this accounting pronouncement had been in effect during the current period, we estimate that we would have reported a significantly lower net income.

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

Compliance with changing regulations related to corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from profit-generating activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and the market price of our common stock could be affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conducted a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 25% and 23% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $560,000 in the nine months ended September 30, 2005.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Stock Market’s National Market under the symbol “TSEM”.  Since these securities are publicly traded on the open market, they are subject to market fluctuations.  Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “other comprehensive income (loss)” in the equity section of the balance sheet.  An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses on the income statement. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in the second quarter of fiscal 2005, fiscal 2004, fiscal 2002 and fiscal 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value fluctuation of 10% would have caused us to record an additional charge of approximately $170,000 in the nine months ended September 30, 2005.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: November 10, 2005	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.