Form 10-Q
period 2006-04-02
QUICKLOGIC CORPORATION
filed 2006-05-12
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006

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

As of May 8, 2006, 28,458,366 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 31, 2006

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenue	$9,333	$12,527
Cost of revenue	3,760	4,888
Gross profit	5,573	7,639
Operating expenses:
Research and development	2,400	2,454
Selling, general and administrative	4,617	4,298
Income (loss) from operations	(1,444)	887
Interest expense	(74)	(53)
Interest income and other, net	292	80
Income (loss) before income taxes	(1,226)	914
Provision for income taxes	2	50
Net income (loss)	$(1,228)	$864

Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

Weighted average shares:
Basic	28,059	26,385
Diluted	28,059	27,413

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$30,186	$28,283
Short-term investment in Tower Semiconductor Ltd.	1,145	1,297
Accounts receivable, net of allowances for doubtful accounts of $1,042 and $1,042, respectively	4,114	5,556
Inventory	7,607	7,830
Other current assets	1,369	1,265
Total current assets	44,421	44,231
Property and equipment, net	6,353	5,697
Investment in Tower Semiconductor Ltd.	576	653
Other assets	4,461	4,415
TOTAL ASSETS	$55,811	$54,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,306	$3,338
Accrued liabilities	2,843	3,434
Deferred income on shipments to distributors	1,848	1,626
Current portion of debt and capital lease obligations	2,157	1,790
Total current liabilities	10,154	10,188

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,859	1,163
Deferred royalty revenue	1,502	1,408
Total long-term liabilities	3,361	2,571
Total liabilities	13,515	12,759

Commitments and contingencies (see Notes 14 and 15)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,281 and 27,896 shares issued and outstanding, respectively	28	28
Additional paid-in capital	160,695	159,179
Accumulated other comprehensive income	148	377
Accumulated deficit	(118,575)	(117,347)
Total stockholders’ equity	42,296	42,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,811	$54,996

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(1,228)	$864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	686	665
Stock-based compensation	452	—
Loss on disposal of property and equipment	—	7
Utilization of wafer credits from Tower Semiconductor Ltd.	25	94
Inventory write-down	232	205
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,442	(1,073)
Inventory	(9)	(940)
Other assets	(17)	256
Trade payables	(32)	260
Accrued liabilities	(591)	23
Deferred income and royalty revenue	316	221
Net cash provided by operating activities	1,276	582

Cash flows from investing activities:
Capital expenditures for property and equipment	(709)	(407)
Net cash used for investing activities	(709)	(407)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(660)	(772)
Proceeds from debt obligations	932	—
Proceeds from issuance of common stock	1,064	281
Net cash provided by (used for) financing activities	1,336	(491)

Net increase (decrease) in cash and cash equivalents	1,903	(316)
Cash and cash equivalents at beginning of period	28,283	24,914
Cash and cash equivalents at end of period	$30,186	$24,598

Supplemental disclosures of cash flow information:
Interest paid	$58	$63
Income taxes paid	$13	$16
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$791	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(1,228)	$864
Other comprehensive gain, net of tax:
Unrealized loss on investments	(229)	(592)
Total comprehensive income (loss)	$(1,457)	$272

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”), founded in 1988, is a Delaware corporation. The Company operates in a single reportable industry segment where it designs, develops, markets and supports advanced field programmable gate arrays (“FPGAs”), Embedded Standard Products (“ESPs”), associated software tools and programming hardware.

The accompanying interim financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal first quarters for 2006 and 2005 ended Sunday, April 2, 2006 and April 3, 2005, respectively. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including Eclipse™II, QuickPCI®II and PolarPro™ devices, the expected decline in pASIC® 1 and pASIC 2 revenue resulting from the end-of-life of these products, costs of securing access to and availability of adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Uses of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including identification of excess quantities and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the three months ended March 31, 2006 and 2005.

Long-lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pretax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on our holdings of Tower ordinary shares. See Note 4.

Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. The Company elected to use the modified prospective transition method upon implementation and, therefore, has not restated its financial results for prior periods. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R). See Note 9.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 23% and 26% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

One distributor of the Company’s products accounted for 42% of the Company’s accounts receivable balance at March 31, 2006. Two distributors of the Company’s products accounted for 25% and 13%, respectively, of the Company’s accounts receivable balance at December 31, 2005. One original equipment manufacturer (“OEM”) customer accounted for 18% of the Company’s accounts receivable balance at December 31, 2005.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes  APB 25. SFAS No. 123(R) requires all share-based payments (“SBPs”) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Effective January 2, 2006, the first day of fiscal 2006, the Company adopted SFAS 123(R) on a modified prospective basis. As a result, the Company began to include stock-based compensation charges in its results of operations beginning in the quarter ended March 31, 2006. See Note 9.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company continues to evaluate the impact that the adoption of this FSP could have on its consolidated financial statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhances the information that investors receive. Effective January 2, 2006, the first day of fiscal 2006, the Company adopted SFAS 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition or results of operations.

On March 13, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specified circumstances. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose alternative measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 156 is effective for servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 156 is not expected to impact its financial condition or results of operations.

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

	Three Months Ended March 31,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(1,228)	28,059	$(0.04)	$864	26,385	$0.03
Effect of stock options	—	—	—	—	1,028	—
Diluted	$(1,228)	28,059	$(0.04)	$864	27,413	$0.03

For the three months ended March 31, 2006, potential common shares of 5,700,000, the number of vested options outstanding, were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during the period. For the three months ended March 31, 2005, approximately 5,017,000 shares of common stock subject to outstanding options were antidilutive and,

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the period.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the Agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in fiscal years 2001, 2002, 2004 and 2005 as a result of “other than temporary” declines in market value, the adjusted cost of the Company’s Tower ordinary shares is $1.6 million, or $1.17 per share.  The Company sold a portion of the Tower ordinary shares in fiscal 2003.

As of March 31, 2006, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $148,000 recorded in accumulated other comprehensive income, representing the difference between the adjusted cost per share and $1.28 per share, their market value on the last trading day of the reporting period. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $4.2 million of which remained available as of March 31, 2006. The credits have no stated maturity and the Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5—Balance Sheet Components

	March 31, 2006	December 31, 2005
	(in thousands)
Inventory:
Raw materials	$1,114	$916
Work-in-process	6,084	6,314
Finished goods	409	600
	$7,607	$7,830

Other current assets:
Prepaid expenses	$1,142	$1,064
Employee receivables	30	20
Other	197	181
	$1,369	$1,265

Property and equipment:
Equipment	$13,898	$13,264
Software	9,318	8,610
Furniture and fixtures	825	825
Leasehold improvements	802	802
	24,843	23,501
Accumulated depreciation and amortization	(18,490)	(17,804)
	$6,353	$5,697

Other assets:
Prepaid wafer credits	$4,202	$4,227
Other	259	188
	$4,461	$4,415

Accrued liabilities:
Employee related accruals	$1,751	$2,026
Other	1,092	1,408
	$2,843	$3,434

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6—Obligations

	March 31, 2006	December 31, 2005
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$2,049	$1,443
Capital leases	1,967	1,510
	4,016	2,953
Current portion of debt and capital lease obligations	(2,157)	(1,790)
	$1,859	$1,163

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

	Original Balance	Balance at March 31, 2006	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Formula advances	n/a	$—	$4,742	Prime + 0.50%	June 26, 2006
Non-formula advances	n/a	—	3,258	Prime + 1.50%	June 26, 2006

Equipment Line of Credit:
Notes payable	2,136	348	n/a	Prime + 2.00%	Multiple draws maturing on or before December 1, 2006
Notes payable	859	416	n/a	Prime + 2.00%	Multiple draws maturing on or before December 31, 2007
Notes payable	550	353	n/a	Prime + 2.00%	Multiple draws maturing on or before June 30, 2008
Notes payable	932	932	n/a	Prime + 1.75%	Multiple draws maturing on or before March 31, 2009
Notes payable	n/a	—	2,068	Prime +1.75%	30 or 36 months from date of advance
Total		$2,049

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the modified agreement as of March 31, 2006.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2006, the prime rate under the credit facility was 7.75%. As of March 31, 2006 and December 31, 2005, $864,000 and $387,000, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Lease

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. Accordingly, the Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $270,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of March 31, 2006, $1.3 million was outstanding under the capital lease, $589,000 of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum.  Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. Accordingly, the Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of March 31, 2006, $649,000 was outstanding under the capital lease, $406,000 of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex sells products incorporating the licensed technology. As of March 31, 2006 and December 31, 2005, the Company had recorded approximately $1.5 million and $1.4 million, respectively, of deferred royalty revenue under this agreement. As of March 31, 2006, no royalty revenue had been earned under the agreement.

Note 8—Employee Stock Plans

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 31, 2006, approximately 13.8 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors. Options that are canceled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 31, 2006, approximately 4.2 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the board of directors.

Through the purchase period ending November 2005, the ESPP contained consecutive, overlapping, twenty-four month offering periods. Each offering period included four six-month purchase periods. The ESPP permitted participants to purchase shares through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

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

Note 9—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method, which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors, over the requisite service period.

Periods Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income – as reported	$864

Less: Stock-based compensation expense related to stock option plans determined under the fair value based method, net of tax	(870)
Less: Stock-based compensation expense related to the stock purchase plan determined under fair value based method, net of tax	—
Net loss – as adjusted	$(6)

Net income per share – as reported:
Basic	$0.03
Diluted	$0.03
Net loss per share – as adjusted:
Basic	$0.00
Diluted	$0.00

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company used Black-Scholes to value stock-based compensation awards and accounted for forfeitures as they occurred.

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) using the modified prospective transition method beginning January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s Consolidated Statements of Operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements as of and for the three months ended March 31, 2006 was as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2006
Cost of revenue	$49
Research and development	146
Selling, general and administrative	257
Total costs and expenses	$452

Effect on net loss per share:
Basic	$(0.01)
Diluted	$(0.01)

Stock-based compensation expense recorded in the three months ended March 31, 2006 had no effect on cash flows or the provision for income taxes.

As required by SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of forfeitures upon adoption of SFAS No. 123(R) was not material.

The current offering period under the ESPP provides that shares will be purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. In the three months ended March 31, 2006, stock-based compensation relating to the ESPP was $35,000.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company measures the fair value of stock-based compensation awards using Black-Scholes. Black-Scholes, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended March 31,
	2006	2005
Expected term (years)	5.75	5.00
Risk-free interest rate	4.75%	3.71%
Expected volatility	82%	88%
Estimated pre-vesting annual forfeiture rate	8.10%	—
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rate appropriate for the expected term of the Company’s employee stock options.

•                  Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock, and other factors.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

•                  Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers termination behavior based on actual historical information.

The weighted average estimated fair value for options granted during the three months ended March 31, 2006 and 2005 was $3.60 and $1.91 per option, respectively. As of March 31, 2006, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was $1.1 million which is expected to be recognized over the next four years.

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the three months ended March 31, 2006 and the year ended December 31, 2005:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at December 31, 2004	4,010	8,888	$5.48
Authorized	1,316	—	—
Granted	(207)	207	3.77
Forfeited or expired	1,539	(1,539)	7.45
Exercised	—	(821)	2.20
Balance at December 31, 2005	6,658	6,735	5.37
Authorized	1,394	—	—
Granted	(79)	79	5.02
Forfeited or expired	63	(63)	3.65
Exercised	—	(385)	2.76
Balance at March 31, 2006	8,036	6,366	$5.55

As of March 31, 2006 and December 31, 2005, options to purchase 5,700,000 and 5,830,000 shares were vested, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at March 31, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.97 – $ 2.75	1,775	6.75	$2.11	$6,447	1,379	6.62	$2.10	$5,015
2.83 – 4.08	1,661	6.71	3.45	3,812	1,470	6.45	3.45	3,363
4.25 – 6.04	1,720	4.79	4.90	1,516	1,641	4.55	4.90	1,460
6.33 – 34.56	1,210	4.43	14.39	—	1,210	4.43	14.39	—
$0.97 – $34.56	6,366	5.77	$5.55	$11,775	5,700	5.51	$5.86	$9,838

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.74 as of the end of the Company’s current reporting period which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2006 was 4,231,000.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $820,000. Total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $1.1 million. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 and the year ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	2,900	$3.03
Granted	207	3.77
Vested	(1,870)	3.34
Forfeited	(332)	3.16
Nonvested at December 31, 2005	905	2.52
Granted	79	5.02
Vested	(269)	2.51
Forfeited	(49)	2.40
Nonvested at March 31, 2006	666	$2.83

On December 21, 2005, the Compensation Committee of the Company’s Board of Directors approved the vesting acceleration of unvested, “out-of-the-money” stock options awarded under its 1999 Stock Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon adoption of SFAS No.123(R) by approximately $380,000 and because the outstanding options were not fully achieving their original objective of incentive compensation and employee retention due to exercise prices which were in excess of current market value. A total of 187,703 shares with exercise prices ranging from $4.08 to $8.70 were accelerated under the program. The accelerated stock options had a weighted average exercise price of $5.45. On average, the accelerated options would otherwise have completed vesting over 1.6 years from the date of acceleration.

Note 10—Shelf Registration Statement

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. Under this filing, the Company has the

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, and warrants. As of March 31, 2006, the Company had not raised any funds in connection with this filing.

Note 11—Rights Plan

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

Note 12—Income Taxes

In the three months ended March 31, 2006 and 2005, the Company recorded income tax expense of $2,000 and $50,000, respectively, which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

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

The following is a breakdown of revenue by product families (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue by product family(1):
Mature products	$5,082	$8,548
Embedded standard products	2,508	2,387
Advanced embedded standard products	1,743	1,592
Total revenue	$9,333	$12,527

(1)          The mature products family includes pASIC 1, pASIC 2 and pASIC 3 products. The embedded standard products family includes QuickRAM, QuickPCI, QuickDSP, QuickFC, and V3 products. The advanced embedded standard products family includes Eclipse, Eclipse II, QuickPCI II, PolarPro and QuickMIPS products, as well as programming hardware and software.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue by geography:
United States	$4,836	$5,881
Europe	2,033	3,137
Japan	988	2,083
China	605	141
Rest of North America	594	714
Rest of Asia Pacific	277	571
Total revenue	$9,333	$12,527

Two distributors of the Company’s products accounted for 33% and 13% of revenue, respectively, in the three months ended March 31, 2006. Three distributors of the Company’s products accounted for approximately 24%, 16% and 13% of revenue, respectively, in the three months ended March 31, 2005. One domestic OEM accounted for 12% and 11% of revenue for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006 less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 31, 2006 and December 31, 2005, the Company had $2.8 million and $2.7 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended March 31, 2006 and 2005 was approximately $235,000 and $260,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until November 2007.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our revenue levels, our gross profit and factors that affect gross profit, our level of operating expenses, our research and development efforts, our liquidity, our partners and suppliers, industry trends and the commercial success of our products. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2006.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the expected decline in revenue from our pASIC® 1 and pASIC 2 products, the commercial and technical success of our new products such as PolarPro™, Eclipse™ II and QuickPCI® II, limited visibility into demand for our products, including demand from significant customers or for new products, our dependence upon single suppliers to fabricate and assemble our products, our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., and the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risk, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate in a single industry segment where we design and sell field programmable gate arrays, or FPGAs, embedded standard products, or ESPs, associated software and programming hardware. ESPs, products that combine standard functions and programmable logic in a single device, provide design engineers with the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of application specific standard products, or ASSPs, combined with the flexibility and time-to-market advantages of programmable logic. Our FPGA and ESP devices are standard products that can be programmed to perform desired logic functions or combined with intellectual property to provide customers with desired solutions. We design these devices based on our proprietary ViaLink technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency enable us to differentiate our silicon solutions.

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

Competitively, our products can offer significant power, performance and design security benefits when compared to traditional FPGAs; lower cost of ownership, time-to-market and increased system flexibility benefits when compared to the use of application specific integrated circuits, or ASICs; and increased system flexibility, product differentiation and design security benefits when compared to application specific standard products, or ASSPs. We believe that developing products around our ViaLink technology will continue to allow us to provide products that address the design flexibility, system power, performance, intellectual property security and price points demanded by our target markets.

We believe that important industry trends in our target markets include lower power consumption, higher performance, shorter time-to-market, increased intellectual property security, higher ASIC development expenses and higher product development risks. We believe our products are designed to address many of these trends.

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

Within the programmable logic device market, we believe that the market for low-power embedded applications will be a relatively high-growth market. We anticipate that original equipment manufacturers, or OEMs, will expand their offering of consumer or professional portable products. These new product offerings are expected to include portable 3-D GPS products incorporating micro hard drive capability, portable media players, personal video recorders or handheld POS terminals incorporating Wi-Fi and micro hard drive capabilities and cellular data cards interfacing a processor and a cellular radio. This adoption of new features by embedded system designers is increasing the use of low-power programmable logic, since embedded processors often do not have the native ability to interface to components such as Wi-Fi modules or micro hard disk drives, which were designed to work in a personal computer environment. Our Eclipse II, QuickPCI II and PolarPro products offer compelling advantages in these programmable interconnect applications, where customers benefit from their lowest power consumption, small form factor and high bandwidth.

In the fourth quarter of 2004, we completed the design of our Eclipse II and QuickPCI II products which provide a low-power solution for applications requiring medium to small amounts of programmable logic. These devices offer the lowest power consumption during all phases of operation – power-up, quiescent and dynamic operation – on the market today.

Our PolarPro architecture and related products were announced in November 2005.  These products improve on our Eclipse II and QuickPCI II low-power leadership by providing lower power consumption and a more cost-effective architecture. Our PolarPro architecture combines the industry’s lowest-power FPGA with embedded circuitry for implementing high-bandwidth bus-to-bus interfaces. All device circuitry is optimized for low power consumption through the new and innovative Very Low Power mode, or VLP, which provides an instant ability to lower power consumption when the device function is not needed. When put in VLP mode, we believe that our PolarPro products draw less than 10 micro amps of quiescent current. PolarPro products also exhibit the FPGA industry’s lowest dynamic power consumption, with operational power consumption up to three times lower than competing alternatives. Based on our engineering analysis of portable media players, we believe designers of handheld, battery-powered products using PolarPro products can now extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of our FPGAs. Our first PolarPro product, the QL1P100, was released for production in the first quarter of 2006. We expect to sample additional PolarPro products during 2006.

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

Our proprietary ViaLink programmable metal-to-metal technology is the core of our FPGA products and the foundation of our ESP products. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our user-programmable platform facilitates full utilization of a device’s logic cells, clocks and input/output pins. These logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of Embedded Standard Products.

Our ViaLink technology also provides our products with what we believe to be “bulletproof” intellectual property security, especially compared to SRAM-based FPGA or ASIC solutions, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology. We believe intellectual property security is important to system designers who choose to implement proprietary algorithms or features in programmable logic.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the three months ended March 31, 2006 and 2005, respectively, approximately 51% and 68%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable.

The percentage of sales derived through distributors was 61% and 70% in the three months ended March 31, 2006 and 2005, respectively.

Two distributors of our products accounted for 33% and 13% of our revenue, respectively, in the three months ended March 31, 2006. Three distributors of our products accounted for 24%, 16% and 13% of our revenue, respectively, in the three months ended March 31, 2005. One domestic manufacturer accounted for 12% and 11% of revenue for the three months ended March 31, 2006 and 2005, respectively. We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 48% and 53% of our revenue in the three months ended March 31, 2006 and 2005, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Cypress Semiconductor Corporation, Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. to assemble, test and program our products. In 2001 and 2002, we made a $21.3 million investment in Tower to obtain access to manufacturing capacity for our new products.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times conflict with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 17, 2006 with the exception of stock-based compensation as discussed below.

Stock-Based Compensation

Effective January 2, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, or Black-Scholes, and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of our stock. We elected to use the modified prospective transition method upon implementation and, therefore, have not restated our financial results for prior periods. As a result of adopting SFAS No. 123(R), we recognized $452,000 of stock-based compensation expense in the first quarter of 2006. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and restated interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based compensation.”

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	40.3	39.0
Gross profit	59.7	61.0
Operating expenses:
Research and development	25.7	19.6
Selling, general and administrative	49.5	34.3
Income (loss) from operations	(15.5)	7.1
Interest expense	(0.8)	(0.4)
Interest income and other, net	3.1	0.6
Income (loss) before income taxes	(13.2)	7.3
Provision for income taxes	—	0.4
Net income (loss)	(13.2)%	6.9%

Three Months Ended March 31, 2006 and 2005

Revenue.  Our revenue for the three months ended March 31, 2006 was $9.3 million, representing a decline of $3.2 million, or 25.5%, from revenue of $12.5 million in the three months ended March 31, 2005. Our Mature product family revenue declined by $3.5 million as a result of a $4.2 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $700,000 increase in our pASIC 3 product revenue, primarily due to higher demand and customers migrating designs from pASIC 2 products to pASIC 3 products.  Our Advanced ESP product family revenue increased by approximately $200,000 due to an increase in sales of our new Eclipse II and QuickPCI II products of approximately $900,000, partially offset by a decline in our Eclipse product revenue as a result of lower demand from a Japanese customer purchasing product through a distributor.  Our ESP product family revenue increased by approximately $100,000 year-over-year.

Our revenue for the three months ended March 31, 2006 was 9.5% lower sequentially, declining by approximately $980,000 to $9.3 million from $10.3 million in the three months ended December 31, 2005. This sequential revenue decrease was primarily due to a $620,000 decline in Mature product family revenue, principally due to a $1.3 million reduction in pASIC 1 and pASIC 2 revenue, due to the end-of-life of these products, which was partially offset by a $660,000 increase in pASIC 3 revenue due to higher demand and the conversion of customer designs to the use of pASIC 3 from the use of pASIC 2. ESP and Advanced ESP product family revenue declined by a combined $360,000 primarily due to customer demand and requested shipping dates.

Our foundry agreement with the supplier that fabricated our pASIC 1 and pASIC 2 products expired at the end of 2005. We announced an end-of-life for these products in 2004 and requested that our customers take delivery of lifetime buy orders before the end of 2005. These products contributed $2.3 million and $6.4 million of our revenue in the three months ended March 31, 2006 and 2005, respectively. We currently believe that a majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities of our product to satisfy their demand throughout the expected life of their products or have converted to using other of our products, such as pASIC 3, which is pin compatible with pASIC 2. While we may have limited future production capacity for these products, we experienced a significant reduction in pASIC 1 and pASIC 2 revenue during the fourth quarter of 2005 and the first quarter of 2006. Further, although we may record revenue from these products in the third quarter of 2006, we anticipate that pASIC 1 and pASIC 2 products may contribute no revenue in the third quarter of 2006 and beyond.

In order to maintain or grow our revenue from its current level after the end-of-life period for our pASIC 1 and pASIC 2 products, we are dependent upon increased revenue from our existing products, especially our new PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing low power solutions incorporating industry standard interfaces such as PCI, SDIO or IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $5.6 million and $7.6 million in the three months ended March 31, 2006 and 2005, respectively, which represented 59.7% and 61.0% of revenue for those periods. The $2.1 million decline in gross profit was primarily due to a decline in revenue, which contributed approximately $2.2 million to the decline, and lower absorbed overhead of approximately $380,000, primarily due to lower production volumes, which was partially offset by better product mix, which improved gross profit by approximately $250,000, and improvements in other production variances. Cost of revenue for the three months ended March 31, 2006, includes $49,000 related to the recognition of stock-based compensation in accordance with SFAS No. 123(R). In the three months ended March 31, 2006, we provided inventory reserves primarily for excess quantities in the amount of $232,000 and sold $323,000 of inventory that was previously reserved. In the three months ended March 31, 2005, we provided inventory reserves primarily for excess quantities in the amount of $205,000 and sold $255,000 of inventory that was previously reserved.

Research and Development Expense.  Research and development expense was $2.4 million and $2.5 million in the three months ended March 31, 2006 and 2005, respectively, which represented 25.7% and 19.6% of revenue for those periods. The decrease of approximately $50,000 was primarily due to lower headcount and related spending, partially offset by $146,000 related to the recognition of stock-based compensation in accordance with SFAS No. 123(R). We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.6 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively, which represented 49.5% and 34.3% of revenue for those periods. The $320,000 increase in selling, general and administrative expense was primarily the result of the recognition of stock-based compensation in accordance with SFAS No. 123(R) of $257,000 and a $140,000 recovery of an account receivable in the first quarter of 2005 that did not repeat in the first quarter of 2006.

Interest Expense.  Interest expense increased to $74,000 for the three months ended March 31, 2006 as compared to $53,000 for the three months ended March 31, 2005. This $21,000 increase was primarily due to higher interest rates and higher average outstanding debt and capital lease balances.

Interest Income and Other, Net.  Interest income and other, net increased to $292,000 of income for the three months ended March 31, 2006 as compared to $80,000 of income for the three months ended March 31, 2005. The $212,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates.

Provision for Income Taxes.  For the three months ended March 31, 2006 we incurred a net loss of $1.2 million and recorded a provision for income taxes of $2,000, which consisted of income taxes on foreign operations. For the three months ended March 31, 2005, we recorded a provision for income taxes of $50,000, which consisted of income taxes on foreign operations of $30,000 and federal alternate minimum income taxes of $20,000. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-based Compensation. Effective January 2, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized as expense over the requisite service period of the award.  Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of our stock. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and, therefore, we have not restated our financial results for prior periods. We previously applied Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In the first quarter of 2006 and 2005, stock-based compensation totaled $452,000 and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Cost of revenue	$49	$—
Research and development	146	—
Selling, general and administrative	257	—
Total	$452	$—

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of March 31, 2006, our principal sources of liquidity consisted of our cash and cash equivalents of $30.2 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $8.0 million, available credit under our equipment line of credit of approximately $2.1 million, and our investment in Tower with a market value of approximately $1.7 million.

On July 12, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which has been declared effective. Under this filing, we may raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As of March 31, 2006, our interest-bearing debt consisted of $2.0 million outstanding from Silicon Valley Bank and $2.0 million outstanding under capital leases. As of March 31, 2006, our accumulated deficit was $118.6 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $4.0 million in the next twelve months.

In June 2005, we modified our Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006 and an additional $3.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2006. The revolving line of credit provides for formula advances based upon a percentage of eligible accounts receivable and for non-formula advances not to exceed $4.0 million. As of March 31, 2006, we had no balances outstanding under the revolving line of credit and had available formula and non-formula advances totaling $8.0 million. As of March 31, 2006, we had $2.0 million outstanding under the current and previous equipment lines of credit and $2.1 million available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the modified agreement. Under the terms of the modified agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The modified agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of March 31, 2006. We are currently negotiating the renewal of the credit facility, which expires on June 26, 2006.  We may not renew the facility or it may not remain available to us on acceptable terms.

As of March 31, 2006, we had $1.3 million outstanding under a capital lease obligation to finance electronic design automation software and related maintenance. The capital lease obligation has an imputed interest rate of 8.5% per annum and is being repaid in quarterly amounts of $204,000 through November 2007.

As of March 31, 2006, we also had $649,000 outstanding under a capital lease obligation to finance design software tools and related maintenance. The capital lease obligation has an imputed interest rate of 9.0% per annum and is being repaid in semi-annual amounts of $148,000 through July 2008.

Net cash from operating activities

Net cash provided by operating activities was $1.3 million in the three months ended March 31, 2006. The cash provided by operating activities resulted primarily from a net loss of $1.2 million, adjusted for $1.4 million of non-cash charges including depreciation and amortization of $686,000, stock-based compensation of $452,000 and reserves for excess inventory of $232,000. In addition, changes in working capital accounts provided cash in the amount of $1.1 million primarily as a result of a decrease of $1.4 million in accounts receivable, net of allowances for doubtful accounts, due to a reduction in revenue levels and the timing of shipments in the period and a $316,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred. These sources of cash were partially offset by a $591,000 decrease in accrued liabilities.

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

Net cash from investing activities

Net cash used for investing activities for the three months ended March 31, 2006 and 2005 was $709,000 and $407,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2006, resulting from $1.1 million in proceeds related to the issuance of common shares upon the exercise of stock options by employees and $932,000 in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $660,000 under the terms of our debt and capital lease obligations.

Net cash used for financing activities was $491,000 for the three months ended March 31, 2005. The use of funds was due to scheduled repayments of $772,000 under the terms of our debt and capital lease obligations, partially offset by $281,000 of proceeds related to the issuance of common shares upon the exercise of stock options by employees.

We require substantial working capital to fund our business, particularly to finance our operations, the acquisition of property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue from our pASIC 1 and pASIC 2 products, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $4.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to

us. After the next twelve months, our capital and operating requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual cash obligations:
Operating leases	$2,319	$721	$1,489	$109	$—
Wafer purchases (1)	2,791	2,791	—	—	—
Other purchase commitments	2,822	2,441	381	—	—
Total contractual cash obligations	7,932	5,953	1,870	109	—

Other commercial commitments (2):
Notes payable to bank	2,049	1,185	864	—	—
Capital lease obligations	1,967	972	995	—	—
Total commercial commitments	4,016	2,157	1,859	—	—
Total contractual obligations and commercial commitments	$11,948	$8,110	$3,729	$109	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.8 million include both firm purchase commitments and a portion of our forecasted wafer starts as of March 31, 2006.

(2)          Other commercial commitments are included as liabilities on our balance sheet as of March 31, 2006.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Effective January 2, 2006, the first day of our fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis. As a result, we began to include stock-based compensation charges in our results of operations beginning in the quarter ended March 31, 2006. See Notes 2 and 9 to our Condensed Unaudited Consolidated Financial Statements.

In November 2005, the FASB issued Staff Position, or FSP, FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our consolidated financial statements.

On March 29, 2005, the SEC issued SAB No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhance the information that investors receive. Effective January 2, 2006, the first day of our fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144,”  or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. We do not expect the adoption of the provisions of SFAS No. 155 to impact our financial condition or results of operations.

On March 13, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” or SFAS No. 156. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specified circumstances. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose alternative measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” SFAS No. 156 is effective for servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of the provisions of SFAS No. 156 to impact our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 31, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conducted a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23% and 26% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $180,000 in the three months ended March 31, 2006.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq National Market under the symbol “TSEM”.  Since these securities are publicly traded on the open market, they are subject to market fluctuations.  Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “other comprehensive income (loss)” in the equity section of the balance sheet.  An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses on the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value fluctuation of 10% would have caused us to reduce accumulated other comprehensive income by approximately $170,000 in the three months ended March 31, 2006.

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

Item 1A. Risk Factors

This description includes any material changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K filed with the SEC on March 17, 2006. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

We expect the announced end-of-life of our pASIC 1 and pASIC 2 products will result in a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we will experience a reduction in revenue from these products. Revenue from these products was $6.4 million, $5.1 million, $6.0 million and $3.5 million in the first, second, third and fourth quarters of 2005, respectively, and $2.3 million in the first quarter of 2006. We believe that revenue from these products may contribute no revenue in the third quarter of 2006 and beyond. We believe that a majority of our customers that use pASIC 1 and pASIC 2 products have purchased enough pASIC 1 and pASIC 2 product to satisfy demand through the expected life of their products rather than migrate to other QuickLogic products. While we may have limited fabrication capacity for these products in 2006, we currently expect that the supplier will replace the equipment used to fabricate our devices with other equipment by the third quarter of 2006, which would end our ability to purchase additional wafers. Our operating results and liquidity will be adversely affected by the end-of-life of our pASIC 1 and pASIC 2 products. To mitigate the affects of the end-of-life of our pASIC 1 and pASIC 2 products, we plan to: migrate customers to other QuickLogic products; develop customer demand for new products, such as PolarPro, Eclipse II and QuickPCI II, which have strong customer design activity but limited revenue history; and increase revenue and gross profit from our other products. The pASIC 1 and

pASIC 2 revenue decline may be more rapid than the revenue growth from our PolarPro, Eclipse II, QuickPCI II and other products. While we expect revenue growth from PolarPro, Eclipse II, QuickPCI II, other products and new products will offset the expected decline in pASIC 1 and pASIC 2 revenue, there is no assurance when this will occur, if at all.

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

We are marketing our Eclipse II, QuickPCI II and PolarPro products to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our low-power Eclipse II, QuickPCI II and PolarPro products have a compelling advantage in low-power applications, and that this business will provide long-term revenue growth for QuickLogic, but there is no assurance when this will occur, if at all. Some of these opportunities are in the rapidly changing consumer market, which typically has shorter product life cycles, higher volumes and greater price pressure than our traditional business. In order to react quickly to opportunities, we have made significant investments in Eclipse II and QuickMIPS inventory. If we are unable to design, produce and sell new products and solutions that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, if we are unable to obtain adequate capacity, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed and we may be required to write-off related inventory and long-lived assets or have other adverse effects on our business.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center, and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. We may decide to invest additional funds in Tower, which could have an impact on our cash position and liquidity. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower solely manufactures our Eclipse II, PolarPro, certain QuickPCI II, QuickMIPS and other new products currently under development.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At March 31, 2006, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $5.9 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, the fair value of our Tower investment was $2.26 per share at the end of 2004 as compared to $1.17 per share at the end of the second quarter of 2005. Since the value of our Tower investment remained below $2.26 per share for a period of time, we recorded a $1.5 million write-down of marketable securities in the second quarter of 2005.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our Eclipse II, PolarPro, certain QuickPCI II, QuickMIPS and other new products currently under development. Furthermore, a single supplier fabricates our pASIC 1 and pASIC 2 products under an agreement that expired in December 2005. While we may be able to purchase limited pASIC 1 and pASIC 2 wafers in 2006, these products contributed 44% of 2005 revenue and we anticipate that revenue from these products may be zero by the third quarter of 2006. In addition, demand for assembly capacity at one of our suppliers has increased. For this and other reasons, capacity available to us may be constrained. Programming capacity at our suppliers is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming and difficult and could result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC 1 and pASIC 2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. In addition, customers may discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. If customers cancel, reduce or delay product orders from us or choose not to release equipment that incorporates our products after we have spent substantial time and resources in assisting them with their product design, our business could be materially harmed.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at March 31, 2006 was $30.2 million. At March 31, 2006, our interest-bearing debt consisted of $2.0 million outstanding from Silicon Valley Bank and $2.0 million outstanding under capital leases. On June 27, 2005, we modified our credit facility with Silicon Valley Bank. Terms of the modified agreement include an $8.0 million revolving line of credit available through June 2006 and $3.0 million of borrowing capacity under the equipment line of credit that is available to be drawn through June 2006. We are currently negotiating the renewal of the credit facility, which expires on June 26, 2006. We may not renew the facility or it may not remain available on acceptable terms. At March 31, 2006, we had approximately $8.0 million available to borrow under our revolving credit facility and approximately $2.1 million available to borrow under our equipment line of credit.

At the end of the first quarter of 2006, we held 1,344,543 Tower ordinary shares available for sale valued at approximately $1.7 million based upon the market closing price of $1.28 per share on such date. Our ability to obtain capacity at competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $4.0 million in the next twelve months. As of March 31, 2006, we had commitments to purchase $2.8 million of wafer inventory.

On July 12, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, and warrants.

As a result of potential investments, the expected fluctuation in revenue from our pASIC 1 and pASIC 2 products, operating expenses, changes in working capital and interest and debt payments, we will need to generate higher revenue and gross profit, especially from our new Eclipse II, QuickPCI II and PolarPro products and products currently under development, to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities or on new manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our Eclipse II and PolarPro products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and product costs. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or as new intellectual property is incorporated into our products. If our products contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few of our end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume consumer applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases in anticipation of future demand. For example, a U.S.-based instrumentation and test customer accounted for 13% of revenue in fiscal 2005. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may make a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for or gross margin generated from our products does not meet our expectations or if we are unable to collect amounts due from significant customers, we may be required to write-off inventory, provide for uncollectible accounts receivable or incur charges against long-lived assets, which would materially harm our business.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of March 31, 2006 was $118.6 million. Although we recorded net income of $2.4 million for the year ended December 31, 2005, we recorded a net loss of $1.2 million in the first quarter of 2006 and we may not return to profitability in any future periods. Our profitability for the year ended December 31, 2005 and in certain years prior to 2001 cannot be relied upon as any indication of our future operating results or prospects.

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

Individual distributors and original equipment manufacturers often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these distributors and customers, our financial results may be materially harmed.

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

Factors that could cause our operating results to fluctuate include:

•                  the effect of end-of-life programs;

•                  a significant change in sales to or the collectibility of accounts receivable from our largest customers;

•                  successful development and market acceptance of our products and system solutions incorporating our products;

•                  our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand;

•                  changes in sales volume, product mix, average selling prices or production variances that affect gross profit;

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

•                  the issuance of stock options, or changes in the terms of our employee stock purchase plan;

•                  mergers or acquisitions;

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit, or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single-source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of our new products and the products that we currently have under development in Israel and to assemble these products in South Korea, the Philippines, Malaysia, Wales or China. As a result, these manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between South Korea and North Korea, and conflicts involving Israel or Malaysia.

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

•                  collecting amounts due;

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

Generally Accepted Accounting Principles, or GAAP, are promulgated by, and are subject to the interpretation of, FASB and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, FASB has issued SFAS No. 123(R), “Share-Based Payment,” which we adopted in the first quarter of 2006. SFAS No. 123(R) requires us to measure compensation costs for all stock-based compensation awards (including our stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense equal to that value. If this accounting pronouncement had been in effect during fiscal 2005, we estimate that we would have reported a significantly lower net income.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)                      Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: May 12, 2006	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)                      Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.