Form 10-Q
period 2006-07-02
QUICKLOGIC CORPORATION
filed 2006-12-22
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                   Accelerated filer ☒                                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of December 14, 2006, 28,679,626 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

JUNE 30, 2006

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$9,249	$12,770	$18,582	$25,297
Cost of revenue	4,221	4,614	7,981	9,502
Gross profit	5,028	8,156	10,601	15,795
Operating expenses:
Research and development	2,357	2,334	4,757	4,788
Selling, general and administrative	4,594	4,042	9,211	8,340
Income (loss) from operations	(1,923)	1,780	(3,367)	2,667
Write-down of marketable securities	—	(1,466)	—	(1,466)
Interest expense	(96)	(53)	(170)	(106)
Interest income and other, net	341	90	633	170
Income (loss) before income taxes	(1,678)	351	(2,904)	1,265
Provision for income taxes	21	31	23	81
Net income (loss)	$(1,699)	$320	$(2,927)	$1,184

Net income (loss) per share:
Basic	$(0.06)	$0.01	$(0.10)	$0.04
Diluted	$(0.06)	$0.01	$(0.10)	$0.04

Weighted average shares:
Basic	28,519	26,747	28,290	26,566
Diluted	28,519	27,921	28,290	27,678

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$30,173	$28,283
Short-term investment in Tower Semiconductor Ltd.	1,252	1,297
Accounts receivable, net of allowances for doubtful accounts of $669 and $1,042, respectively	4,475	5,556
Inventory	7,433	7,830
Other current assets	1,206	1,265
Total current assets	44,539	44,231
Property and equipment, net	6,019	5,697
Investment in Tower Semiconductor Ltd.	630	653
Other assets	4,385	4,415
TOTAL ASSETS	$55,573	$54,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,806	$3,338
Accrued liabilities	2,686	3,434
Deferred income on shipments to distributors	1,498	1,626
Current portion of debt and capital lease obligations	1,970	1,790
Total current liabilities	9,960	10,188

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,488	1,163
Deferred royalty revenue	1,502	1,408
Total long-term liabilities	2,990	2,571
Total liabilities	12,950	12,759

Commitments and contingencies (see Notes 15 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,668 and 27,896 shares issued and outstanding, respectively	29	28
Additional paid-in capital	163,523	159,179
Accumulated other comprehensive income	309	377
Accumulated deficit	(121,238)	(117,347)
Total stockholders’ equity	42,623	42,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,573	$54,996

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(2,927)	$1,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,491	1,359
Loss on disposal of property and equipment	—	7
Stock-based compensation	855	—
Utilization of wafer credits from Tower Semiconductor Ltd.	56	215
Inventory write-down	470	205
Write-down of marketable securities	—	1,466
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,081	(1,716)
Inventory	(73)	(2,051)
Other assets	191	452
Trade payables	468	(824)
Accrued liabilities	(748)	(490)
Deferred income and royalty revenue	(34)	465
Net cash provided by operating activities	830	272

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,180)	(682)
Net cash used for investing activities	(1,180)	(682)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,218)	(1,370)
Proceeds from debt obligations	932	550
Proceeds from issuance of common stock	2,526	1,424
Net cash provided by financing activities	2,240	604

Net increase in cash and cash equivalents	1,890	194
Cash and cash equivalents at beginning of period	28,283	24,914
Cash and cash equivalents at end of period	$30,173	$25,108

Supplemental disclosures of cash flow information:
Interest paid	$126	$115
Income taxes paid	$11	$24
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$791	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$(1,699)	$320	$(2,927)	$1,184
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	161	592	(68)	—
Total comprehensive income (loss)	$(1,538)	$912	$(2,995)	$1,184

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”), founded in 1988, is a Delaware corporation. The Company operates in a single reportable industry segment where it designs, develops, markets and supports advanced field programmable gate arrays (“FPGAs”), Embedded Standard Products (“ESPs”), associated solutions, software tools and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the first fiscal quarter ended March 31, 2006. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal second quarters for 2006 and 2005 ended Sunday, July 2, 2006 and July 3, 2005, respectively. For presentation purposes, the consolidated financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Cumulative effect adjustment upon the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”)

Under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of the Company’s historical stock option granting practices and related accounting for the period from October 15, 1999, the date of its initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. The Company did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with GAAP  or the Company’s stated policies and procedures. However, based on the results of the review and the Company’s analysis of the facts, the Company determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all of the quantitative and qualitative factors in accordance with Staff Accounting Bulletin No. 99, “Materiality,” the Company determined that these adjustments were not material to any prior year and, thus, the Company has not restated its consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB No. 108 was appropriate.  Accordingly, the cumulative effect of the adjustment was reflected as an increase to the carrying amount of additional paid-in capital as of January 1, 2006, with an offsetting entry to accumulated deficit. In addition, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002.  See Note 3 for additional information regarding the review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment to previously issued consolidated financial statements.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including Eclipse™ II, QuickPCI® II and PolarPro™ devices, the decline in pASIC® 1 and pASIC 2 revenue as a result of their end-of-life, costs of securing access to and availability of adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including identification of excess quantities and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

Software revenue from the sale of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the three and six months ended June 30, 2006 and 2005.

Long-lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on Tower ordinary shares. See Note 5.

Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. The Company elected to use the modified prospective transition method upon implementation and, therefore, has not restated its financial results for prior periods. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 10.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. The functional currency of the Company’s subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 22% and 26% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

One contract manufacturer, purchasing the Company’s products for use in a telecom design for an OEM application, accounted for 22% of the Company’s accounts receivable balance at June 30, 2006. In addition, one distributor of the Company’s products accounted for 25% of the Company’s accounts receivable balance at June 30, 2006.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two distributors of the Company’s products accounted for 25% and 13%, respectively, of the Company’s accounts receivable balance at December 31, 2005. In addition, one OEM customer accounted for 18% of the Company’s accounts receivable balance at December 31, 2005.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time-programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments (“SBPs”) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Effective January 2, 2006, the first day of fiscal 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis. As a result, the Company began to include stock-based compensation charges in its results of operations beginning in the quarter ended March 31, 2006. See Note 10.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company continues to evaluate the impact that the adoption of this FSP could have on its consolidated financial statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhances the information that investors receive. Effective January 2, 2006, the first day of fiscal 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s consolidated financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations.  The Company’s accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenues.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two recognized methods for quantifying the effects of financial statement misstatements - the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB No. 108, the Company used the rollover method for quantifying the materiality of financial statement misstatements.

In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as an adjustment to the opening balance of the carrying values of assets and liabilities in the year of adoption with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is encouraged in any report for an interim period in the year of adoption. The Company has elected early adoption of  SAB No. 108 in relation to the results of  its internal review of stock option grant practices and related accounting, and recorded the effects of applying SAB No. 108 using the cumulative effect transition method (see Note 3) in the second quarter of 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements.

Note 3— Cumulative Effect Adjustment under SAB No. 108

Under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of the Company’s historical stock option granting practices and related accounting for the period from October 15, 1999, the date of its initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies.  The internal review, conducted under the guidance of outside legal counsel and with the assistance of outside accountants, is complete and the findings of the review were presented to the Audit Committee on November 16, 2006 and December 6, 2006.  The findings of the review included, among other things, the following:

•                  There was no systematic pattern of selecting an exercise price based on the lowest stock price over the period preceding the grant.

•                  There were no pervasive practices to account for stock options in a manner inconsistent with GAAP or the Company’s stated policies and procedures.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  The errors identified during the six year period covered by the review were errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges.

•                  There was no evidence that the errors were motivated by any intention to mislead investors or affect reported financial results.

•                  Less than $50,000 of the identified adjustments to previously issued consolidated financial statements were due to errors that occurred after October 2002.

The Company should have recorded additional non-cash stock-based compensation expense in the cumulative pre-tax amount of approximately $964,000 in its previously issued consolidated financial statements.  This amount consists of the following:

1.               From October 1999 through May 2004, the date used to determine the exercise price for certain stock option grants preceded the finalization of the approval process of those grants for accounting purposes due to administrative errors in documenting or approving the grants.  The total intrinsic value (the difference between the exercise price and the price of the Company’s stock on the measurement date) of these “in-the-money” grants, which should have been amortized over their vesting period in the Company’s previously issued consolidated financial statements, was approximately $787,000.

2.               From October 1999 through July 2002, certain individuals were granted options prior to meeting all of the criteria of an employee under GAAP, as defined by APB 25 and related interpretations, due to errors in documenting the individuals’ start of employment.  The total intrinsic value of these grants, which should have been amortized over their vesting period in the Company’s previously issued consolidated financial statements, was approximately $449,000.

3.               The Company found accounting errors related to non-employee option grants from January 2000 until October 2002 which resulted in total charges of $328,000 that should have been recorded over their vesting period.

4.               The Company found errors related to the modification of stock options to certain employees between March 2001 and August 2005, which resulted in $132,000 of charges which should have been recorded. The errors were the result of unclear documentation and lapses in communication concerning employee termination agreements. Generally, these modifications were made in the context of separation agreements that permitted additional vesting and/or time to exercise options after the employee had ceased performing services.

5.               In accordance with APB 25, the Company recorded deferred stock-based compensation in connection with grants of stock options to employees and directors prior to the Company’s initial public offering if the fair market value of the Company’s common stock determined for financial reporting purposes was greater than the fair value determined by the Board of Directors on the date of grant (commonly known as a “cheap stock” charge).  As of October 15, 1999, the Company had approximately $1.6 million of deferred stock-based compensation recorded in the stockholders’ equity section of the balance sheets, which was amortized over the original vesting period of the stock options.  During the review, the Company determined that the reported deferred stock-based compensation account was not properly adjusted to reflect forfeitures.  If an option is forfeited, the deferred stock-based compensation balance related to unvested options should be reversed and no future expense recognized. As a result, total stock-based compensation expense was overstated by approximately $732,000 from October 1999 to December 2003 due to this accounting error in the application of the provisions of APB 25.

Effective with the Company’s second quarter of 2006 consolidated financial statements, the Company elected early adoption of SAB No. 108 (see Note 2). This accounting literature provides guidance on how to quantify the effects of prior year misstatements. At the time of the election, the Company had quantified the errors identified as a result of its stock option review and determined these errors to be individually and in the aggregate immaterial, considering all the quantitative and qualitative factors, to all fiscal years prior to fiscal 2006 under the rollover method, the method which was historically used by the Company. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB No. 108 was appropriate.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method, which resulted in an increase to the carrying amount of the opening balance of additional paid-in capital and an offsetting entry to accumulated deficit to correct these errors. The cumulative adjustment is not recorded in the statements of operations. The impact on the previously reported accounts as of December 31, 2005, adjusted effective January 1, 2006, is as follows (in thousands):

	December 31, 2005	SAB No. 108 cumulative effect adjustment	January 1, 2006
Additional paid-in capital	$159,179	$964	$160,143
Accumulated deficit	(117,347)	(964)	(118,311)
Total stockholders’ equity	42,237	—	42,237

The impact of the errors if they had been appropriately recorded in the Company’s previously issued statements of operations is as follows (in thousands):

Fiscal Year	Net Income (Loss) (as previously reported)	Adjustment	Net Income (Loss) (as adjusted)
1999	$3,161	$45	$3,206
2000	9,630	(233)	9,397
2001	(26,478)	(195)	(26,673)
2002	(31,287)	(148)	(31,435)
2003	(4,719)	(118)	(4,837)
2004	(8,832)	(230)	(9,062)
2005	2,350	(85)	2,265
		$(964)

The tax effect of the identified adjustments is not significant since the Company has a deferred tax asset with a full valuation allowance due to the Company’s net operating loss carryforwards.

Enacted in October 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans.  Section 409A imposes certain restrictions on stock awards that constitute deferred compensation.  The Company believes that the implications of Section 409A on grants with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004 along with potential remedial actions is not material to the 2006 consolidated financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4—Net Income (Loss) Per Share

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

	Three Months Ended June 30,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(1,699)	28,519	$(0.06)	$320	26,747	$0.01
Effect of stock options	—	—	—	—	1,174	—
Diluted	$(1,699)	28,519	$(0.06)	$320	27,921	$0.01

	Six Months Ended June 30,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(2,927)	28,290	$(0.10)	$1,184	26,566	$0.04
Effect of stock options	—	—	—	—	1,112	—
Diluted	$(2,927)	28,290	$(0.10)	$1,184	27,678	$0.04

As of June 30, 2006, all vested and unvested options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during the period. For the three and six months ended June 30, 2005, 4,437,000 and 4,783,000 shares, respectively, of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period.

Note 5—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in fiscal years 2001, 2002, 2004 and 2005 as a result of “other than temporary” declines in market value, the adjusted cost of the Company’s Tower ordinary shares is $1.17 per share.  The Company sold a portion of the Tower ordinary shares in fiscal 2003.

As of June 30, 2006, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $309,000 recorded in accumulated other comprehensive income in the balance sheet, representing the difference between the adjusted cost per share and $1.40 per share, their market value on the last trading day of the reporting period. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $4.2 million of which remained available as of June 30, 2006. The credits have no stated maturity and the Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Balance Sheet Components

	June 30, 2006	December 31, 2005
	(in thousands)
Inventory:
Raw materials	$827	$916
Work-in-process	6,115	6,314
Finished goods	491	600
	$7,433	$7,830

Other current assets:
Prepaid expenses	$1,016	$1,064
Employee receivables	18	20
Other	172	181
	$1,206	$1,265

Property and equipment:
Equipment	$14,342	$13,264
Software	9,340	8,610
Furniture and fixtures	827	825
Leasehold improvements	805	802
	25,314	23,501
Accumulated depreciation and amortization	(19,295)	(17,804)
	$6,019	$5,697

Other assets:
Prepaid wafer credits	$4,171	$4,227
Other	214	188
	$4,385	$4,415

Accrued liabilities:
Employee related accruals	$1,450	$2,026
Other	1,236	1,408
	$2,686	$3,434

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Obligations

	June 30, 2006	December 31, 2005
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$1,668	$1,443
Capital leases	1,790	1,510
	3,458	2,953
Current portion of debt and capital lease obligations	(1,970)	(1,790)
	$1,488	$1,163

Revolving Line of Credit and Notes Payable to Bank

Effective June 2006, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2007. Advances under the equipment line of credit must be repaid in either 30 or 36 monthly equal installments, depending upon the nature of the items financed. Terms of the various advances under the agreement are as follows (in thousands):

	Original Balance	Balance at June 30, 2006	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	—	5,000	Greater of Prime + 0.50% or 8.5%	June 28, 2008

Equipment Line of Credit:
Notes payable	2,136	149	n/a	Prime + 2.00%	Multiple draws maturing on or before December 2006
Notes payable	859	342	n/a	Prime + 2.00%	Multiple draws maturing on or before December 2007
Notes payable	550	300	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	877	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	n/a	—	2,000	Prime +1.00% or Treasury +4.00%	30 or 36 months from date of advance
Total		$1,668

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends.  The Company was in compliance with the financial covenants of the agreement as of June 30, 2006.

At June 30, 2006, the prime rate under the credit facility was 8.25%. As of June 30, 2006 and December 31, 2005, $685,000 and $387,000, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Lease

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of June 30, 2006, $1.1 million was outstanding under the capital lease, $396,000 of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of June 30, 2006, $649,000 was outstanding under the capital lease, $407,000 of which was classified as a long-term obligation.

Note 8—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology to the Company. As of June 30, 2006 and December 31, 2005, the Company had recorded approximately $1.5 million and $1.4 million, respectively, of deferred royalty revenue under this agreement. As of June 30, 2006, no royalty revenue had been earned under the agreement.

Note 9—Employee Stock Plans

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 30, 2006, approximately 13.6 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Options that are canceled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to 10 years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 30, 2006, approximately 4.1 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Effective November 2005, the Board of Directors amended the ESPP to provide for six-month offering periods.  Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. As a result of the Company’s internal review of stock option grants and related accounting (see Note 3), employee contributions to the ESPP were suspended effective August 2006 and amounts previously withheld from employees were refunded in November 2006. In addition, the next offering period under the ESPP will commence once the Company has filed all required quarterly reports on Form 10-Q  and will end on May 14, 2007, the next regularly scheduled purchase date.

Note 10—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method, which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors, over the requisite service period.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Periods Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income – as reported	$320	$1,184
Less: Stock-based compensation expense related to stock option plans determined under the fair value based method, net of tax	(607)	(1,477)
Less: Stock-based compensation expense related to the stock purchase plan determined under fair value based method, net of tax	(336)	(336)
Net loss – as adjusted	$(623)	$(629)

Net income per share – as reported:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Net loss per share – as adjusted:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

In the pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company used the Black-Scholes option pricing model to value stock-based compensation awards and accounted for forfeitures as they occurred.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) using the modified prospective transition method beginning January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated and re-measured in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements for the three and six months ended June 30, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of revenue	$53	$102
Research and development	118	264
Selling, general and administrative	232	489
Total costs and expenses	$403	$855

Effect on net loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Stock-based compensation expense recorded in the three and six months ended June 30, 2006 had no effect on cash flows or the provision for income taxes.

Upon the adoption of SFAS No. 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of forfeitures upon adoption of SFAS No. 123(R) was not material.

Valuation Assumptions

SFAS No. 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company measures the fair value of stock-based compensation awards using the Black-Scholes option pricing model. Black-Scholes, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected term (years)	5.75	4.02	5.75	4.05
Risk-free interest rate	4.95%	3.80%	4.87%	3.79%
Expected volatility	82%	92%	82%	92%
Estimated pre-vesting annual forfeiture rate	8.10%	—	8.10%	—
Dividend yield	—	—	—	—

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

The weighted average estimated fair value for options granted during the three months ended June 30, 2006 and 2005 was $4.11 and $2.45 per option, respectively. The weighted average estimated fair value for options granted during the six months ended June 30, 2006 and 2005 was $3.89 and $2.44 per option, respectively. As of June 30, 2006, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was $1.1 million which is expected to be recognized over the next four years.

Employee Stock Purchase Plan

The offering periods ending in May 2006 and November 2006 under the ESPP provide that shares will be purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. In the three and six months ended June 30, 2006, stock-based compensation relating to the ESPP was $34,000 and $69,000, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP during the three and six months ending June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected life (months)	6.0	6.0
Risk-free interest rate	3.13%	3.13%
Volatility	65%	65%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the six-month purchase period contained in the ESPP.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rate appropriate for the six-month purchase period.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock, and other factors for the six-month purchase period.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The purchase discount of rights issued pursuant to the Company’s ESPP during the three and six months ended June 30, 2006 was $0.84  per right, respectively. The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the three and six months ended June 30, 2005 was $0.79 per right, respectively. During 2005, the fair value of rights granted was estimated on the date of grant using Black-Scholes.

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the six months ended June 30, 2006 and the year ended December 31, 2005:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at January 1, 2005	4,010	8,888	$5.48
Authorized	1,316	—	—
Granted	(207)	207	3.77
Forfeited or expired	1,539	(1,539)	7.45
Exercised	—	(821)	2.20
Balance at December 31, 2005	6,658	6,735	5.37
Authorized	1,394	—	—
Granted	(187)	187	5.43
Forfeited or expired	139	(139)	7.49
Exercised	—	(687)	3.09
Balance at June 30, 2006	8,004	6,096	$5.59

As of June 30, 2006 and December 31, 2005, options to purchase 5,571,000 and 5,830,000 shares were vested, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices, intrinsic value and contractual life information at June 30, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.97 — $ 2.75	1,672	6.54	$2.12	$4,629	1,434	6.46	$2.12	$3,966
2.83 — 4.08	1,599	6.43	3.45	2,302	1,493	6.26	3.44	2,167
4.25 — 6.04	1,671	4.98	4.98	326	1,496	4.42	4.93	325
6.13 — 34.56	1,154	4.22	14.45	—	1,148	4.19	14.50	—
$0.97 — $34.56	6,096	5.64	$5.59	$7,257	5,571	5.39	$5.78	$6,458

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.89 as of the end of the Company’s current reporting period which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2006 was 3,990,000.

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $700,000 and $1.5 million, respectively. Total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2006 was approximately $1.1 million and $2.1 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 and the year ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2005	2,900	$1.97
Granted	207	2.42
Vested	(1,870)	2.15
Forfeited	(332)	2.04
Nonvested at December 31, 2005	905	1.65
Granted	187	3.89
Vested	(506)	1.67
Forfeited	(61)	1.51
Nonvested at June 30, 2006	525	$2.45

On December 21, 2005, the Compensation Committee of the Company’s Board of Directors approved the vesting acceleration of unvested, “out-of-the-money” stock options awarded under its 1999 Stock Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon adoption of SFAS No.123(R) by approximately $380,000 and because the outstanding options were not fully achieving their original objective of incentive compensation and employee retention due to exercise prices which were in excess of the current market value. A total of 187,703 shares with exercise prices ranging from $4.08 to $8.70 were accelerated under the program. The accelerated stock options had a weighted average exercise price of $5.45. On average, the accelerated options would otherwise have completed vesting over 1.6 years from the date of acceleration.

Note 11—Shelf Registration Statement

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. Under this filing, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, or warrants. As of June 30, 2006, the Company had not raised any funds in connection with this filing.

Note 12—Rights Plan

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13—Income Taxes

In the three months ended June 30, 2006 and 2005, the Company recorded income tax expense of $21,000 and $31,000, respectively, which consisted of income taxes on foreign operations. In the six months ended June 30, 2006 and 2005, the Company recorded income tax expense of $23,000 and $81,000, respectively, which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $74.0 million and $17.0 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2006 for federal and state purposes.

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

Note 14—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue by product family (1):
Mature products	$4,092	$7,575	$9,174	$16,123
Embedded standard products	2,473	3,441	4,981	5,828
Advanced embedded standard products	2,684	1,754	4,427	3,346
Total revenue	$9,249	$12,770	$18,582	$25,297

(1)          The mature products family includes pASIC 1, pASIC 2 and pASIC 3 products. The embedded standard products family includes QuickRAM, QuickPCI, QuickDSP, QuickFC, and V3 products. The advanced embedded standard products family includes Eclipse, Eclipse II, QuickPCI II, PolarPro and QuickMIPS products, as well as programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue by geography:
United States	$3,207	$5,987	$8,043	$11,868
Europe	4,013	2,227	6,046	5,364
Japan	954	2,023	1,942	4,106
China	515	1,235	1,120	1,376
Rest of North America	344	1,011	938	1,725
Rest of Asia Pacific	216	287	493	858
Total revenue	$9,249	$12,770	$18,582	$25,297

Two distributors of the Company’s products accounted for 23% and 12% of revenue, respectively, in the three months ended June 30, 2006 and for 28% and 13% of revenue, respectively, in the six months ended June 30, 2006. A contract manufacturer, purchasing the Company’s products for use in a telecom design for an OEM application, and a domestic manufacturer accounted for 19% and 12% of revenue for the three months ended June 30, 2006, respectively, and each of these entities accounted for 12% of revenue for the six months ended June 30, 2006.

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

As of June 30, 2006 less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 30, 2006 and December 31, 2005, the Company had $5.1 million and $2.7 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended June 30, 2006 and 2005

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approximately $250,000 and $230,000, respectively, and for the six months ended June 30, 2006 and 2005 was approximately $485,000 and $490,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until November 2007.

Note 16—Litigation

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

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower Semiconductor Ltd. against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person. On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice. On September 29, 2004, one of the plaintiffs filed a notice of appeal from the judgment. On June 1, 2006, the court of appeals affirmed the dismissal.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company’s financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit.

Note 17—Subsequent Events

SEC Inquiry

On July 26, 2006, the Company notified the Securities and Exchange Commission (“SEC”) that it was conducting an internal review of its historical stock option practices and related accounting (see Note 3).  On August 1, 2006, the Company received an informal inquiry from the SEC requesting certain documents and information relating to the Company’s practices, procedures and disclosures regarding its stock option grants.  The Company complied with this and subsequent requests made by the SEC and intends to cooperate fully with the SEC.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nasdaq Delisting

The Company has received two Nasdaq Staff Determination notices stating that it is not in compliance with Marketplace Rule 4310(c)(14) because the Company had not timely filed its Forms 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and, therefore, that the Company’s securities are subject to delisting from the NASDAQ Global Market.

On September 26, 2006, the Company attended a Nasdaq hearing at which it appealed the first Staff Determination notice and requested an extension of time to satisfy the filing requirement.  On December 13, 2006, the Company received a decision from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Company’s request for continued listing of its securities on the NASDAQ Global Market had been granted subject to the following conditions: (1) providing the Panel with an update of the internal review on or before December 22, 2006; (2) filing the Company’s Form 10-Q for the second quarter of 2006 on or before December 22, 2006, and; (3) filing the Company’s Form 10-Q for the third quarter of 2006 on or before January 12, 2007.

Shareholder Derivative Suits

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the Northern District of California. The complaints allege that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock.  The complaints name the Company as a nominal defendant and seek unspecified monetary damages against the individual defendants as well as various forms of injunctive relief.

Due to the preliminary status of these complaints and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, the Company is unable at this time to estimate the effects of these complaints on its financial position, results of operations or cash flows.

Borrowing under Notes Payable to Bank

In September 2006, the Company borrowed $1.6 million under the terms of its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, and has $0.4 million of borrowing capacity remaining under the equipment line of credit that is available to be drawn against through June 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our revenue levels, our gross profit and factors that affect gross profit, our level of operating expenses, our research and development efforts, our liquidity, our partners and suppliers, industry trends, the competitive position and  commercial success of our products, and the expenses and management attention associated with our stock option review, related inquiries and litigation. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2006, and with our condensed unaudited consolidated financial statements and notes thereto for the quarter ended March 31, 2006 found in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2006.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the decline in revenue from our pASIC® 1 and pASIC 2 products, the commercial and technical success of our new products such as PolarPro™, Eclipse™ II and QuickPCI® II, limited visibility into demand for our products including demand from significant customers or for new products, our dependence upon single suppliers to fabricate and assemble our products, our relationship with and the manufacturing of our products by Tower Semiconductor Ltd., and the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate in a single industry segment where we design and sell field programmable gate arrays, or FPGAs, embedded standard products, or ESPs, associated software and programming hardware. Our FPGA and ESP devices are standard products that can be programmed to perform desired logic functions or combined with intellectual property to provide customers with desired solutions. These products provide our customers with the opportunity to bring products to market quickly and the ability to differentiate their products from competitors. We design these devices based on our proprietary ViaLink technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency enable us to differentiate our silicon solutions.

Under the direction of the Audit Committee of the Board of Directors, we voluntarily conducted an internal review of our historical stock option granting practices and related accounting for the period from October 15, 1999, the date of our initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. We did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with generally accepted accounting principles, or GAAP, or our stated policies and procedures. However, based on our results of the review and analysis of the facts, we determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-

employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all the quantitative and qualitative factors in accordance with Staff Accounting Bulletin No. 99, “Materiality,” we determined that these adjustments were not material to any prior year and, thus, have not restated our consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause our 2006 consolidated financial statements to be materially misstated, we concluded that the cumulative effect adjustment method of initially applying the guidance of SAB No. 108 was appropriate. Accordingly, the cumulative affect of the adjustment was reflected as an increase to the carrying amount of additional paid-in capital as of January 1, 2006, with an offsetting entry to accumulated deficit. In addition, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002. As a result of our review and as part of our overall Sarbanes-Oxley compliance efforts, we are implementing enhanced controls and process improvements in connection with the issuance of stock option grants and modifications.  See Note 3 of the consolidated financial statements in Item 1 of this report for additional information regarding our review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment to previously issued consolidated financial statements. See also Item 4, Controls and Procedures.

Our objective is to be the leading provider of the lowest-power programmable logic solutions. In addition to offering the lowest-power, full-featured FPGAs, our products also provide:

•      “Bulletproof” Intellectual Property, or IP, Security—we believe our products provide “bulletproof” design security, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology;

•      Small Form Factor—we can provide single chip full-featured solutions, in packages as small as 6x6 millimeters, since our products do not require an additional device to store configuration data;

•      Instant On—our ViaLink based products require no configuration bit stream and thus are fully functional at power up. This is critical in applications that need to be active as soon as power is supplied; and

•      High Reliability—our ViaLink-based devices are consistently more robust in harsh environments than SRAM-based FPGA products, since ViaLink-based products do not rely on an SRAM-cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality.

Competitively, our products can offer significant power, performance and design security benefits when compared to traditional FPGAs; lower cost of ownership, quicker time-to-market and increased system flexibility benefits when compared to the use of application specific integrated circuits, or ASICs; and increased system flexibility, product differentiation and design security benefits when compared to application specific standard products, or ASSPs. We believe that developing products around our ViaLink technology will continue to allow us to provide products that address the design flexibility, system power, performance, intellectual property security, time-to-market and price points demanded by our target markets.

It is our belief that important industry trends in our target markets include lower power consumption, higher performance, shorter time-to-market, increased intellectual property security, small form factor, higher ASIC development expenses and higher product development risks. We believe our products are designed to address many of these trends.

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

Within the programmable logic device market, we believe that the market for low-power embedded applications will be a relatively high-growth market. We anticipate that original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, will expand their offering of consumer or professional portable products. These product offerings are expected to include smartphones, portable media players, personal video recorders, portable personal navigation products, handheld point of sale, or POS, terminals incorporating Wi-Fi and micro hard drive capabilities and cellular data cards interfacing a processor and a cellular radio. The adoption of new features by embedded system designers is increasing the use of low-power programmable logic, to improve system performance by offloading the processor, or to interface to components such as Wi-Fi modules or micro hard disk drives. Designers are also implementing new features in their products using our devices. Our Eclipse II, QuickPCI II and PolarPro products offer compelling advantages against alternative solutions as customers benefit from their lowest power consumption, small form factor and high bandwidth.

In the fourth quarter of 2004, we completed the design of our Eclipse II and QuickPCI II products which provide a low-power solution for applications requiring small to medium amounts of programmable logic. These devices offered the lowest power consumption during all phases of operation – power-up, quiescent and dynamic operation – in the market.

Our PolarPro architecture and related products were announced in November 2005.  These products improve on our Eclipse II and QuickPCI II low-power leadership by providing lower power consumption and a more cost-effective architecture. Our PolarPro architecture combines the industry’s lowest-power FPGA with embedded circuitry for implementing high-bandwidth bus-to-bus interfaces. All device circuitry is optimized for low power consumption through the innovative Very Low Power mode, or VLP, which provides an instant ability to lower power consumption when the device function is not needed. When put in VLP mode, we believe that our PolarPro products draw less than 10 microamps of quiescent current. PolarPro products also exhibit the FPGA industry’s lowest dynamic power consumption, with operational power consumption up to three times lower than competing alternatives. Based on our engineering analysis of portable media players, we believe designers of handheld, battery-powered products using PolarPro products can now extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of our FPGAs. We have released four PolarPro products to production since March 2006.

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

•      Embedded Standard Products incorporating a fixed function along with programmable logic in a low-power device. Our customers build on the fixed function or “known good starting point” by using our  programmable logic to develop unique solutions required for their products. ESPs reduce the need to acquire and assemble industry standard IP, thus reducing design risk and improving time-to-market; and

•      FPGAs which are general purpose devices used by customers who value the low power consumption, high intellectual property security, instant on and reliability of our FPGAs. These products give customers the ability to create a design specifically tailored to their needs.

Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other technology companies to develop intellectual property, reference platforms and system software to provide application solutions. We work with processor manufacturers, such as Intel Corporation, Marvell Technologies, and Analog Devices, and companies that supply storage, networking or graphics components for embedded systems such as Seagate and Hitachi. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that incorporates engineering collaboration, such as reference designs, joint account calls and promotional activities.

Our proprietary ViaLink programmable metal-to-metal technology is the core of our FPGA products and the foundation of our ESP products. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our software design tools facilitate full utilization of a device’s logic cells, clocks and input/output pins. Our logic cells have been optimized to efficiently implement a wide range of logic functions at high speed, thereby enabling greater usable device density and design flexibility. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a consequence, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of ESPs.

Our ViaLink technology also provides our products with what we believe to be “bulletproof” intellectual property security, especially compared to SRAM-based FPGA and ASIC solutions, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology. We believe intellectual property security is important to system designers who choose to implement proprietary algorithms and features in programmable logic.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the six months ended June 30, 2006 and 2005, approximately 51% and 73%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 57% and 69% in the six months ended June 30, 2006 and 2005, respectively.

Two distributors of our products accounted for 23% and 12% of our revenue in the three months ended June 30, 2006. The same two distributors of our products accounted for 28% and 13% of revenue in the six months ended June 30, 2006. Three distributors of our products accounted for 17%, 16% and 11% of our revenue in the three months ended June 30, 2005. The same three distributors of our products accounted for 20%, 16% and 12% of revenue in the six months ended June 30, 2005. One domestic manufacturer accounted for 12% and 10% of revenue for the three months ended June 30, 2006 and 2005, respectively. One European telecom original equipment manufacturer, or OEM, purchasing product through their contract manufacturer, accounted for 19% and zero percent of revenue in the three months ended June 30, 2006 and 2005, respectively. The same OEM accounted for 12% and zero percent of revenue in the six months ended June 30, 2006 and 2005, respectively. We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 57% and 53% of our revenue in the six months ended June 30, 2006 and 2005, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Tower Semiconductor Ltd., or Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. to assemble, test and program our products. In 2001 and 2002, we made a $21.3 million investment in Tower to obtain access to manufacturing capacity and favorable wafer pricing for our products.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times conflict with our customers’ desire for short delivery lead times and we periodically negotiate price discounts on high volume wafer purchases. As a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a detailed discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 17, 2006, and Item 2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, filed with the SEC on May 12, 2006.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.6	36.1	43.0	37.6
Gross profit	54.4	63.9	57.0	62.4
Operating expenses:
Research and development	25.5	18.3	25.6	18.9
Selling, general and administrative	49.7	31.7	49.6	33.0
Income (loss) from operations	(20.8)	13.9	(18.2)	10.5
Write-down of marketable securities	—	(11.5)	—	(5.8)
Interest expense	(1.1)	(0.4)	(0.9)	(0.4)
Interest income and other, net	3.7	0.7	3.4	0.7
Income (loss) before income taxes	(18.2)	2.7	(15.7)	5.0
Provision for income taxes	0.2	0.2	0.1	0.3
Net income (loss)	(18.4)%	2.5%	(15.8)%	4.7%

Three Months Ended June 30, 2006 and 2005

Revenue.  Our revenue for the three months ended June 30, 2006 was $9.2 million, representing a decline of approximately $3.5 million, or 27.6%, from revenue of $12.8 million in the three months ended June 30, 2005. Our Mature product family revenue declined by $3.5 million as a result of a $3.9 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $450,000 increase in our pASIC 3 product revenue, primarily due to higher demand and customers migrating pASIC 2 designs to pASIC 3 products. Our Advanced ESP product family revenue increased by approximately $930,000 due to a $2.1 million increase in sales of our new products, including Eclipse II, QuickPCI II, QuickMIPS and PolarPro, partially offset by a $1.0 million decline in our Eclipse product revenue as a result of lower demand from a Japanese customer purchasing product through a distributor.  Our ESP product family revenue decreased by approximately $970,000 year-over-year primarily as a result of $990,000 in lower demand from a Chinese customer purchasing QuickRAM product through a distributor.

Our revenue for the three months ended June 30, 2006 was 1% lower sequentially, declining by approximately $80,000 to $9.2 million from $9.3 million in the three months ended March 31, 2006. This sequential revenue decrease was primarily due to a $990,000 decline in Mature product family revenue, principally due to a $1.1 million reduction in pASIC 1 and pASIC 2 revenue due to the end-of-life of these products, which was partially offset by a $140,000 increase in pASIC 3 revenue due to higher demand and the conversion of customer pASIC 2 designs to pASIC 3 products. Advanced ESP revenue increased by $940,000 sequentially due primarily to $1.2 million higher demand for new products. New product sales to a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 19% and 6% of revenue in the three months ending June 30 and March 31, 2006, respectively.

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired at the end of 2005. We announced an end-of-life for these products in 2004 and requested that our customers take delivery of lifetime buy orders before the end of 2005. These products contributed $1.1 million and $5.1 million of our revenue in the three months ended June 30, 2006 and 2005, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Because of the end-of-life of these products, we have experienced a significant reduction in pASIC 1 and pASIC 2 revenue since the third quarter of 2005. Further, we have stopped fabricating wafers for these products and our future revenue will be limited to inventory on hand. We currently are not forecasting significant revenue from pASIC 1 and pASIC 2 products after the fourth quarter of 2006.

In order to maintain or grow our revenue from its current level after the end-of-life period for our pASIC 1 and pASIC 2 products, we are dependent upon increased revenue from our existing products, especially our new PolarPro, Eclipse II and QuickPCI II products, and the development of additional products and solutions.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the portable electronics market segment, by providing low-power solutions providing new features or incorporating industry standard interfaces such as Peripheral Component Interconnect, or PCI, Integrated Drive Electronics, or IDE, and Secure Digital Input/Output, or SDIO. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities are likely to decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $5.0 million and $8.2 million in the three months ended June 30, 2006 and 2005, respectively, which represented 54.4% and 63.9% of revenue for those periods. The approximately $3.1 million decline in gross profit was primarily due to a $3.5 million decline in revenue which reduced gross profit by approximately $2.4 million and changes in product mix contributing $710,000 of lower gross profit. Cost of revenue for the three months ended June 30, 2006, includes $53,000 related to the recognition of stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” or SFAS No. 123(R).  In the three months ended June 30, 2006, we provided inventory reserves primarily for excess quantities in the amount of $238,000 and sold $300,000 of inventory that was previously reserved. In the three months ended June 30, 2005, we provided no new inventory reserves and sold $370,000 of inventory that was previously reserved.

Research and Development Expense.  Research and development expense was $2.4 million and $2.3 million in the three months ended June 30, 2006 and 2005, respectively, which represented 25.5% and 18.3% of revenue for those periods. The increase of approximately $20,000 was primarily due to $150,000 of higher project development expenses associated with the development of our new PolarPro devices and $118,000 of stock-based compensation charges in accordance with SFAS No. 123(R), partially offset by lower other expenses including consulting expenses. We believe that continued or increased investments in product and solution development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product and solution offering, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.6 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, which represented 49.7% and 31.7% of revenue for those periods. The $550,000 increase in selling, general and administrative expense was primarily the result of the recognition of stock-based compensation in accordance with SFAS No. 123(R) of $232,000, higher legal expenses of $200,000 associated with international operations and protection of our products against alleged patent infringement, and higher marketing expenses of $170,000 associated with the introduction of our PolarPro products, partially offset by lower other expenses including travel and entertainment.

Write-down of Marketable Securities.  In the second quarter of 2005, we determined that our investment in Tower stock suffered a decline in value that was determined to be “other than temporary.”  This determination included factors such as market value and the period of time that the market value had been below the carrying value.  Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period.

Interest Expense.  Interest expense increased to $96,000 for the three months ended June 30, 2006 as compared to $53,000 for the three months ended June 30, 2005. This $43,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

Interest Income and Other, Net.  Interest income and other, net increased to $341,000 of income for the three months ended June 30, 2006 as compared to $90,000 of income for the three months ended June 30, 2005. The $251,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates and lower expense associated with foreign exchange rate fluctuations.

Provision for Income Taxes.  For the three months ended June 30, 2006 we incurred a net loss of $1.7 million and recorded a provision for income taxes of $21,000, which consisted of income taxes on foreign operations. For the three months ended June 30, 2005 we realized net income of $320,000 and recorded a provision for income taxes of $31,000, which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-based Compensation. Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification as appropriate, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized as expense over the requisite service period of the award.  Black-Scholes requires the use of highly subjective, complex assumptions, including expected term, forfeitures and the price volatility of our stock. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, we have not restated our financial results for prior periods. We previously applied Accounting Principles Board  Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

In the second quarter of 2006 and 2005, stock-based compensation totaled $403,000 and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended June 30,
	2006	2005

Cost of revenue	$53	$—
Research and development	118	—
Selling, general and administrative	232	—
Total	$403	$—

Six Months Ended June 30, 2006 and 2005

Revenue.  Our revenue for the six months ended June 30, 2006 was $18.6 million, representing a decline of $6.7 million, or 26.5%, from revenue of $25.3 million in the six months ended June 30, 2005. Our Mature product family revenue declined by $6.9 million as a result of a $8.1 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, which was caused by the expiration of a wafer supply agreement, partially offset by a $1.1 million increase in our pASIC 3 product revenue primarily due to higher demand and customers migrating pASIC 2 designs to pASIC 3 products.  Our Advanced ESP product family revenue increased by approximately $1.1 million due to a $3.0 million increase in revenue from our new products, which include Eclipse II, QuickPCI II, QuickMIPS and PolarPro. Revenue from a European telecommunications OEM customer, purchasing Eclipse II product through their contract manufacturer, contributed 12% of revenue during the six months ended June 30, 2006 and no revenue in the first half of 2005. Our Eclipse product revenue declined by $1.9 million year-over-year primarily due to lower demand from a Japanese customer purchasing product through a distributor.  Our ESP product family revenue decreased by approximately $850,000 year-over-year primarily as a result of lower demand from a Chinese customer purchasing QuickRAM product through a distributor.

Gross Profit.  Gross profit was $10.6 million and $15.8 million in the six months ended June 30, 2006 and 2005, respectively, which represented 57.0% and 62.4% of revenue for those periods. The $5.2 million decline in gross profit was primarily due to the decline in revenue which effected gross profit by approximately $4.6 million, changes in product mix contributing $470,000 to the lower gross profit and lower absorbed overhead of approximately $510,000 which was partially offset by favorable production variances. Cost of revenue for the six months ended June 30, 2006, includes $102,000 related to the recognition of stock-based compensation in accordance with SFAS No. 123(R). In the six months ended June 30, 2006, we provided inventory reserves primarily for excess quantities in the amount of $470,000 and sold $630,000 of inventory that was previously reserved. In the six months ended June 30, 2005, we provided inventory reserves primarily for excess quantities in the amount of $205,000 and sold $630,000 of inventory that was previously reserved.

Research and Development Expense.  Research and development expense was $4.8 million in each of the six months ended June 30, 2006 and 2005, which represented 25.6% and 18.9%, respectively, of revenue for those periods. Expenses were reduced by approximately $30,000 year-over-year, primarily due to lower payroll and consulting expenses, partially offset by $270,000 of higher project development expenses associated with the development of our new PolarPro devices and $264,000 of higher expense due to stock-based compensation in accordance with SFAS No. 123(R). We believe that continued or increased investments in product and solution development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our solution offering, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.2 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively, which represented 49.6% and 33.0% of revenue for those periods. The $870,000 increase in selling, general and administrative expense was primarily the result of $489,000 of 2006 expenses for stock-based compensation under SFAS No. 123(R), $240,000 of higher legal expenses associated with international operations and protection of our products against alleged patent infringement, a $240,000 increase in marketing expenses associated with the introduction of our PolarPro products, and a $140,000 recovery of an account receivable in the first quarter of 2005 that did not repeat in 2006, partially offset by lower other expenses such as expenses for payroll and temporary contractors.

Write-down of Marketable Securities.  In the second quarter of 2005, we determined that our investment in Tower stock suffered a decline in value that was determined to be “other than temporary.”  This determination included factors such as market value and the period of time that the market value had been below the carrying value.  Accordingly, we recorded an impairment charge of $1.5 million in the second quarter of 2005 based on the quoted market price of the stock on the last trading day of the reporting period.

Interest Expense.  Interest expense increased to $170,000 for the six months ended June 30, 2006 as compared to $106,000 for the six months ended June 30, 2005. This $64,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

Interest Income and Other, Net.  Interest income and other, net increased to $633,000 of income for the six months ended June 30, 2006 as compared to $170,000 of income for the six months ended June 30, 2005. The $463,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates and lower expense associated with foreign exchange rate fluctuations.

Provision for Income Taxes.  For the six months ended June 30, 2006, we incurred a net loss of $2.9 million and recorded a provision for income taxes of $23,000, which consisted of income taxes on foreign operations. For the six months ended June 30, 2005, we realized net income of $1.2 million and recorded a provision for income taxes of $81,000, which consisted of income taxes on foreign operations of $61,000 and federal alternate minimum income taxes of $20,000. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-based Compensation.  For the six months ended June 30, 2006 and 2005, stock-based compensation totaled $855,000 and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Six months Ended June 30,
	2006	2005

Cost of revenue	$102	$—
Research and development	264	—
Selling, general and administrative	489	—
Total	$855	$—

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of June 30, 2006, our principal sources of liquidity consisted of our cash and cash equivalents of $30.2 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $2.0 million, and our investment in Tower with a market value of approximately $1.9 million. In September 2006, we borrowed $1.6 million under our equipment line of credit.

On July 12, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which has been declared effective. Under this filing, we may raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, or warrants. As of June 30, 2006, we had not raised any funds in connection with this filing.

As of June 30, 2006, our interest-bearing debt consisted of $1.7 million outstanding from Silicon Valley Bank and $1.8 million outstanding under capital leases. As of June 30, 2006, our accumulated deficit was $121.2 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.5 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2007. As of June 30, 2006, we had no balances outstanding under the revolving line of credit. As of June 30, 2006, we had $1.7 million outstanding under previous equipment lines of credit and $2.0 million available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of June 30, 2006.

As of June 30, 2006, we had $1.1 million outstanding under a capital lease obligation to finance design automation software and related maintenance. The capital lease obligation has an imputed interest rate of 8.5% per annum and is being repaid in quarterly amounts of $204,000 through November 2007.

As of June 30, 2006, we also had $649,000 outstanding under a capital lease obligation to finance design software tools and related maintenance. The capital lease obligation has an imputed interest rate of 9.0% per annum and is being repaid in semi-annual amounts of $148,000 through July 2008.

Net cash from operating activities

Net cash provided by operating activities was $830,000 in the six months ended June 30, 2006. The cash provided by operating activities resulted primarily from a net loss of $2.9 million, adjusted for $2.9 million of non-cash charges including depreciation and amortization of $1.5 million, stock-based compensation of $855,000 and reserves for excess inventory of $470,000. In addition, changes in working capital accounts provided cash in the amount of $885,000 primarily due to a $1.1 million decrease in accounts receivable, net of allowances for doubtful accounts, due to a reduction in revenue levels and the timing of shipments in the period, a $468,000 increase in accounts payable due to the timing of purchases and payments in the period, and a $191,000 decrease in other assets due to the amortization of prepaid expenses.  These sources of cash were partially offset by a $748,000 decrease in accrued liabilities.

Net cash provided by operating activities was $272,000 in the six months ended June 30, 2005.  The cash provided resulted primarily from net income of $1.2 million, adjusted for $3.3 million of non-cash charges including a $1.5 million write-down of marketable securities, depreciation and amortization of $1.4 million, $215,000 from the utilization of prepaid wafer credits and reserves for excess inventory of $205,000. In addition, changes in working capital accounts used cash in the amount of $4.2 million primarily as a result of a $2.1 million increase in inventory due to wafer purchases of Eclipse II, QuickPCI II, and PolarPro products and of pASIC 1 and pASIC 2 under their end of life program and an increase of $1.7 million in accounts receivable, net of allowances for doubtful accounts, due to an increase in revenue levels, a $824,000 reduction in trade payables and a $490,000 reduction in accrued liabilities, partially offset by a $465,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred and a $452,000 reduction in other current assets due to the amortization prepaid expenses.

Net cash from investing activities

Net cash used for investing activities for the six months ended June 30, 2006 and 2005 was $1.2 million and $682,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2006, resulting from $2.5 million in proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $932,000 in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $1.2 million under the terms of our debt and capital lease obligations.

Net cash provided by financing activities was $604,000 for the six months ended June 30, 2005 resulting from $1.4 million in proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $550,000 in proceeds from debt and capital lease obligations, partially offset by scheduled repayments of $1.4 million under the terms of our debt and capital lease obligations.

We require substantial working capital to fund our business, particularly to finance our operations, the acquisition of property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue from our pASIC 1 and pASIC 2 products under their end of life program, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, our sales and marketing efforts, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $5.5 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual cash obligations:
Operating leases	$2,158	$714	$1,365	$79	$—
Wafer purchases (1)	5,132	5,132	—	—	—
Other purchase commitments	3,723	3,342	381	—	—
Total contractual cash obligations	11,013	9,188	1,746	79	—

Other commercial commitments (2):
Notes payable to bank	1,668	983	685	—	—
Capital lease obligations	1,790	987	803	—	—
Total commercial commitments	3,458	1,970	1,488	—	—
Total contractual obligations and commercial commitments	$14,471	$11,158	$3,234	$79	$—

(1)   Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $5.1 million include both firm purchase commitments and a portion of our forecasted wafer starts as of June 30, 2006.

(2)   Other commercial commitments are included as liabilities on our balance sheet as of June 30, 2006.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments (“SBPs”) to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Effective January 2, 2006, the first day of fiscal 2006, we adopted SFAS No. 123(R) on a modified prospective basis. As a result, we began to include stock-based compensation charges in our results of operations beginning in the quarter ended March 31, 2006 (see Note 10 to the consolidated financial statements in Item 1 of this report).

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our consolidated financial statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R), “Shared-Based Payment,” and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhances the information that investors receive. Effective January 2, 2006, the first day of fiscal 2006, we adopted SFAS No. 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN No. 48 requires us to recognize in our consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations.  Our accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenues.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two recognized methods for quantifying the effects of financial statement misstatements - the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB No. 108, we used the rollover method for quantifying the materiality of financial statement misstatements.

In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as an adjustment to the opening balance of the carrying values of assets and liabilities in the year of adoption with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is encouraged in any report for an interim period in the year of adoption. We elected early adoption of SAB No. 108 in relation to the results of our internal review of stock option grant practices and related accounting, and recorded the effects of applying SAB No. 108 using the cumulative effect transition method in the second quarter of 2006 (see Note 3 of the consolidated financial statements found in Item 1 of this report).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 30, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 26% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $350,000 in the six months ended June 30, 2006.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the NASDAQ Global Market under the symbol “TSEM”.  Since these securities are publicly traded on the open market, they are subject to market fluctuations.  Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “other comprehensive income (loss)” in the equity section of the balance sheet.  An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses on the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value fluctuation of 10% would have caused us to reduce accumulated other comprehensive income by approximately $190,000 in the six months ended June 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, while no cost-effective control system will preclude all errors and irregularities, our current disclosure controls and procedures are effective to provide reasonable assurance that the consolidated financial statements and other disclosures in our SEC reports are reliable.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our internal review of stock option practices and related accounting as described in more detail in Note 3 of the consolidated financial statements found in Item 1 of this report, we have identified and are implementing enhanced controls and process improvements in connection with the issuance of stock-based awards.

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

On July 3, 2003, a putative securities class action was filed in the U.S. District Court for the Southern District of New York by shareholders of Tower Semiconductor Ltd. against Tower, several of its directors, and several of its investors, including QuickLogic. QuickLogic was named solely as an alleged control person. On August 19, 2004, the court dismissed the claims against all defendants, including QuickLogic, with prejudice. On September 29, 2004, one of the plaintiffs filed a notice of appeal from the judgment. On June 1, 2006, the court of appeals affirmed the dismissal.

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of our current and former officers and directors in the U.S. District Court for the Northern District of California. The complaints alleged that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock.  The complaints named the Company as a nominal defendant and seek unspecified monetary damages against the individual defendants as well as various forms of injunctive relief.

Due to the preliminary status of these complaints and uncertainties related to litigation, we our unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

This description includes any material changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K, filed with the SEC on March 17, 2006, and our Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 12, 2006. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We are marketing our Eclipse II, QuickPCI II and PolarPro products to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our low-power Eclipse II, QuickPCI II and PolarPro products have a compelling advantage in low-power applications, and that this business will provide long-term revenue growth for QuickLogic, but there is no assurance when this will occur, if at all. Some of the opportunities for our new products are in the rapidly changing consumer market, which typically has shorter product life cycles, higher volumes and greater price pressure than our traditional business. In order to react quickly to opportunities or to obtain favorable wafer prices, we have made significant investments in and commitments to purchase Eclipse II and PolarPro inventory. In addition, the nature of the consumer market and the customers that operate in this market may cause revenue to fluctuate significantly from quarter to quarter. For example, our new product revenue increased in each of the first three quarters of 2006. However, we believe that new product revenue may decline in the fourth quarter of 2006 due to the maturity and product life cycle of a significant customer for these products. If we are unable to design, produce and sell new products and solutions that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, if we are unable to obtain adequate capacity, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially effected, we may be required to write-off related inventory and long-lived assets or have other adverse effects on our business or the price of our common stock.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products that incorporate these technologies and standards in a timely manner

We spend significant time and money to design and develop products and customer solutions around an industry standard, such as Peripheral Component Interconnect, or PCI, and Integrated Drive Electronics, or IDE, or emerging technologies, such as low-power programmable logic, advanced process technology or lead-free packaging. We intend to develop additional products and solutions and adopt new technologies in the future. We expect other programmable product companies to expand their low-power product offering and compete more directly with our lowest-power products. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low-power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

The announced end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. Revenue from these products was $6.4 million, $5.1 million, $6.0 million and $3.5 million in the first, second, third and fourth quarters of 2005, respectively, and $2.3 million and $1.1 million in the first and second quarters of 2006. We believe that a majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. We currently expect that these products will not contribute significant revenue after the fourth quarter of 2006. Our operating results and liquidity have been adversely affected by the end-of-life of our pASIC 1 and pASIC 2 products as we are currently operating at a net loss and expect negative cash flow at our current revenue level. To mitigate the affects of the end-of-life of our pASIC 1 and pASIC 2 products, we plan to develop customer demand for new products, such as PolarPro, Eclipse II and QuickPCI II, which have active customer designs but limited revenue history. The pASIC 1 and pASIC 2 revenue decline has been more rapid than the revenue growth from our PolarPro, Eclipse II, QuickPCI II and other products. While we expect revenue growth from PolarPro, Eclipse II, QuickPCI II, other products and new products will offset the decline in pASIC 1 and pASIC 2 revenue, there is no assurance when this will occur, if at all.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our Eclipse II, PolarPro, certain QuickPCI II, QuickMIPS and other new products currently under development. Furthermore, a single supplier fabricates our pASIC 1 and pASIC 2 products under an agreement that expired in December 2005. While we purchased limited quantities of pASIC 1 and pASIC 2 wafers in 2006, this supplier has since taken the equipment used to fabricate these products out of service.  These products contributed 44% of 2005 revenue and we anticipate that these products will generate no significant revenue after 2006. In addition, demand for assembly capacity at one of our suppliers has increased. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may not be unwilling or unable to make. Programming capacity at our suppliers is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC 1 and pASIC 2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, in the second quarter of 2006, we entered into an agreement with Amkor to secure assembly capacity that required a payment of $1.0 million that is refundable if we meet certain volume commitments. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

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

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. In addition, customers may discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. If customers cancel, reduce or delay product orders from us or choose not to release products that incorporate our devices after we have spent substantial time and resources in assisting them with their product design, our revenue levels may be less than anticipated and our business could be materially harmed.

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing system solutions for potential customers involves embedded processors developed by companies such as Marvell Semiconductor, Inc., who purchased the XScale business unit from Intel, and Analog Devices, Inc., peripheral devices developed by other parties such as micro hard disk drives, WI-FI devices and NAND flash memory and specific industry standards such as PCI, IDE and Secure Digital Input/Output, or SDIO. We have entered into informal partnerships with these other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a system solution incorporating a specific embedded processor, a micro hard disk drive and our Eclipse II device that lowers the overall power consumption of a system and improves system performance. Recently, one of our partners announced the sale of their embedded processor business to another company, and we are focused on building a relationship with the new owner. If our solution is not incorporated into customer products, if our partners discontinue production of or incorporate our solution into their product offerings, or if the informal partnerships are significantly reduced or terminated, our revenue and gross margin will be materially harmed and we may be required to write-off related long-lived assets.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume consumer applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic manufacturer of instrumentation and test equipment accounted for 13% of revenue in fiscal 2005 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 19% of revenue in the second quarter of 2006. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at June 30, 2006 was $30.2 million. At June 30, 2006, our interest-bearing debt consisted of $1.7 million outstanding from Silicon Valley Bank and $1.8 million outstanding under capital leases. On June 30, 2006, we amended and restated our credit facility with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn through June 2007. At June 30, 2006, we had approximately $5.0 million available to borrow under our revolving credit facility and approximately $2.0 million available to borrow under our equipment line of credit. In September 2006, we borrowed $1.6 million under our equipment line of credit.

At the end of the second quarter of 2006, we held 1,344,543 Tower ordinary shares available for sale valued at approximately $1.9 million based upon the market closing price of $1.40 per share on such date. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $5.5 million in the next twelve months. As of June 30, 2006, we had commitments to purchase $5.1 million of wafer inventory.

On July 12, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which has been declared effective. Under this filing, we may decide to raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, or warrants.

As a result of potential investments, the reduction in revenue from our pASIC 1 and pASIC 2 products, operating expenses, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our new Eclipse II, QuickPCI II and PolarPro products and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities required to meet customer demand. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing, and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center, and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our Eclipse II, PolarPro, certain QuickPCI II, QuickMIPS and other new products currently under development.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At June 30, 2006, the aggregated value of our Tower investment and wafer credits recorded on our balance sheets was $6.1 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, the fair value of our Tower investment was $2.26 per share at the end of 2004 as compared to $1.17 per share at the end of the second quarter of 2005. Since the value of our Tower investment remained below $2.26 per share for a period of time, we recorded a $1.5 million write-down of marketable securities in the second quarter of 2005.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with certain third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders on our vendors in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product pricing. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead-times. These factors may result in product shortages or excess product inventory. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single vendor. Our failure to adequately forecast demand for our products could materially harm our business.

Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor devices nonfunctional. New manufacturing techniques or manufacturing fluctuations may change the performance distribution and yield of our products. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance characteristics. In addition, manufacturing yield problems may take a significant period of time to analyze and correct. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or requalify their products. As a result, we may incur substantially higher manufacturing costs, inventory shortages or reduced customer demand.

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our Eclipse II and PolarPro products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or that are identified as new intellectual property is incorporated into our products. If our products contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of June 30, 2006 was $121.2 million. Although we recorded net income of $2.4 million for the year ended December 31, 2005, we recorded a net loss of $2.9 million in the first half of 2006 and we may not return to profitability in any future periods. Our profitability for the year ended December 31, 2005 cannot be relied upon as any indication of our future operating results or prospects.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market, and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors. Additionally, distributors that we have contracted with may acquire, be acquired or merge with other distributors which may result in the termination of our contract or less effort being placed on the marketing, sale and support of our products. As a result, our future performance will depend in part on our ability to retain our existing distributors and to attract new distributors that will be able to effectively market, sell and support our products. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business.

Many of our distributors, including our principal distributors, market and sell products for other companies. Many of these products may compete directly or indirectly with our products. Also, we generally are not one of the principal suppliers of products to our distributors. If our distributors give higher priority or greater attention to the products of other companies, including products that compete with our products, our business would be materially harmed.

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

Factors that could cause our operating results to fluctuate include:

•                  the effect of end-of-life programs;

•                  a significant change in sales to, or the collectibility of accounts receivable from, our largest customers;

•                  successful development and market acceptance of our products and solutions;

•                  our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand;

•                  changes in sales volume, product mix, average selling prices or production variances that affect gross profit;

•                  our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures;

•                  our reliance on subcontract manufacturers for product capacity, yield and quality;

•                  our competitors’ product portfolio and product pricing policies;

•                  timely implementation of efficient manufacturing technologies;

•                  changes in or errors in applying accounting and corporate governance rules;

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, Israel and Malaysia. We expect to manufacture a majority of our new products and the products that we currently have under development in Israel and to assemble these products in South Korea, the Philippines, Malaysia, or China. As a result, these manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between South Korea and North Korea, and conflicts involving Israel or Malaysia.

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

In the past, we have denominated sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in their local currency. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business could be materially harmed.

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

•                  the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools;

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

Although we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms, or at all. We have entered into technology license agreements with third parties which give those parties the right to use patents and other technology developed by us and which give us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future; however, it is possible that desirable licenses will not be available to us on commercially reasonable terms. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business could be materially harmed.

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that have involved numerous risks, including the use of significant amounts of our cash; diversion of resources from other development projects or market opportunities; our ability to incorporate licensed technology in our products and solutions; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from third-party companies. In the fourth quarter of 2004, we determined that the expected revenue and gross profit from these products would not be sufficient to recover the full carrying value of the related third party elements and other long-lived assets, and we recorded a $3.2 million long-lived asset impairment charge. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

Generally Accepted Accounting Principles, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission, or SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts.  This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the NASDAQ Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigations.

For example, FASB has issued SFAS No. 123(R), “Share-Based Payment,” which we adopted in the first quarter of 2006. SFAS No. 123(R) requires us to measure compensation costs for all stock-based compensation awards (including our stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense over the vesting period. If this accounting pronouncement had been in effect during fiscal 2005, we estimate that we would have reported a net loss.

Additionally, in July 2006 we initiated a review of our historical stock option practices and related accounting.  This review identified accounting and administrative errors that, if they had been recorded at the time they occurred, would have resulted in total additional charges of approximately $964,000 between October 1999 and December 2005.

Compliance with changing regulations related to corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from profit-generating activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and the market price of our common stock could be affected.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 2005, we have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result of our internal review of stock option granting practices and related accounting, we have identified and are implementing enhanced controls and process improvements in connection with the issuance of equity awards. However, our internal review has not identified any weaknesses in our existing internal control systems. We performed the system and process evaluation and testing required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404. As a result, we incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal controls over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

We have implemented import and export control procedures to comply with United States regulations but we are still exposed to potential risks from import and export activity

Our products, technology and software are subject to import and export control laws and regulations which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce and U.S. Department of the Treasury. These restrictions may impact deliveries to customers or limit development and manufacturing alternatives. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. and applicable international laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions or penalties by regulatory authorities. Such penalties can include civil, criminal or administrative remedies such as loss of export privileges. We cannot be certain as to the outcome of an evaluation, investigation, inquiry or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

As a result of our internal stock option review, the SEC has opened an informal inquiry into our stock option granting practices and related accounting that may not be resolved favorably and may require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations, and cash flows

The SEC has opened an informal inquiry into our historical stock option practices and related accounting. The period of time necessary to resolve the SEC inquiry is uncertain and could require significant management and financial resources that  could otherwise be devoted to the operation of our business. In addition, considerable legal and accounting expenses related to these matters may be incurred in the future. We cannot predict the outcome of the SEC inquiry. If we or any of our current or former officers or directors is subject to an adverse finding resulting from the SEC inquiry, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, financial position, cash flows and the trading price of our securities. In addition, if the inquiry continues for a prolonged period of time, this could have the same effects, regardless of the outcome.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders

In connection with the internal review of our stock option grants and related accounting, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. As a result, we requested and participated in a hearing with the Nasdaq to determine our listing status. The Nasdaq ultimately permitted our securities to remain listed provided that the filing of our consolidated financial statements is current within a specified time frame. However, our securities could be delisted in the future if we do not file our consolidated financial statements in an acceptable time frame or if we do not maintain compliance with other applicable listing requirements. If our securities were delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities, or “blue sky,” laws, which adds substantial compliance costs to securities issuances, including shares issued pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

Our directors and management have been named parties to two lawsuits related to our historical stock option practices and related accounting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

Two lawsuits have been filed against the Company, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Part I, Item 1, Note 17 “Subsequent Events” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement, of any or all of these claims, if any, may not be covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 25, 2006.  The following matters were voted upon at the meeting:

(i)                          The following nominee was elected to hold office as a Class I director until 2009:

Nominee	Votes For	Votes Withheld
Michael J. Callahan	24,261,170	9,342

Arturo Krueger, E. Thomas Hart and Christine Russell will continue to serve as directors. Additionally on May 26, 2006, the Board of Directors, upon recommendation by the Nominating and Corporate Governance Committee, appointed Nicholas Aretakis to serve as a director of the Company.

(ii)                       The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm of QuickLogic for the fiscal year ending December 31, 2006.

Votes For	24,262,817
Votes Against	1,835
Abstentions	5,860

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2	(2)	Bylaws of Registrant.
10.1		Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: December 22, 2006	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2	(2)	Bylaws of Registrant.
10.1		Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.