Form 10-Q
period 2006-10-01
QUICKLOGIC CORPORATION
filed 2007-01-10
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2006

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

As of January 3, 2007, 28,679,626 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

SEPTEMBER 30, 2006

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$8,598	$12,645	$27,180	$37,942
Cost of revenue	5,371	4,326	13,352	13,828
Gross profit	3,227	8,319	13,828	24,114
Operating expenses:
Research and development	2,429	2,449	7,186	7,237
Selling, general and administrative	3,994	4,140	13,205	12,480
Income (loss) from operations	(3,196)	1,730	(6,563)	4,397
Write-down of marketable securities	—	—	—	(1,466)
Interest expense	(65)	(46)	(235)	(152)
Interest income and other, net	333	92	966	262
Income (loss) before income taxes	(2,928)	1,776	(5,832)	3,041
Provision for income taxes	23	154	46	235
Net income (loss)	$(2,951)	$1,622	$(5,878)	$2,806

Net income (loss) per share:
Basic	$(0.10)	$0.06	$(0.21)	$0.10
Diluted	$(0.10)	$0.06	$(0.21)	$0.10

Weighted average shares:
Basic	28,678	27,146	28,420	26,759
Diluted	28,678	28,313	28,420	27,889

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$29,849	$28,283
Short-term investment in Tower Semiconductor Ltd.	1,306	1,297
Accounts receivable, net of allowances for doubtful accounts of $730 and $1,042, respectively	3,648	5,556
Inventory	6,877	7,830
Other current assets	1,791	1,265
Total current assets	43,471	44,231
Property and equipment, net	5,896	5,697
Investment in Tower Semiconductor Ltd.	657	653
Other assets	4,653	4,415
TOTAL ASSETS	$54,677	$54,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$4,364	$3,338
Accrued liabilities	2,795	3,434
Deferred income on shipments to distributors	1,404	1,626
Current portion of debt and capital lease obligations	2,418	1,790
Total current liabilities	10,981	10,188

Long-term liabilities:
Debt and capital lease obligations, less current portion	2,014	1,163
Deferred royalty revenue	1,614	1,408
Total long-term liabilities	3,628	2,571
Total liabilities	14,609	12,759

Commitments and contingencies (see Notes 15 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,680 and 27,896 shares issued and outstanding, respectively	29	28
Additional paid-in capital	163,838	159,179
Accumulated other comprehensive income	390	377
Accumulated deficit	(124,189)	(117,347)
Total stockholders’ equity	40,068	42,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,677	$54,996

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(5,878)	$2,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,303	2,012
Loss on disposal of property and equipment	—	7
Stock-based compensation	1,145	—
Utilization of wafer credits from Tower Semiconductor Ltd.	132	233
Inventory write-down	1,684	290
Write-down of marketable securities	—	1,466
Write-off of long-lived assets	34	66
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	1,908	(2,416)
Inventory	(731)	(1,926)
Other assets	(738)	448
Trade payables	1,026	(1,076)
Accrued liabilities	(639)	588
Deferred income and royalty revenue	(16)	517
Net cash provided by operating activities	230	3,015

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,903)	(1,257)
Net cash used for investing activities	(1,903)	(1,257)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,802)	(1,884)
Proceeds from debt obligations	2,490	550
Net change in revolving line of credit	—	(2,000)
Proceeds from issuance of common stock	2,551	2,055
Net cash provided by (used for) financing activities	3,239	(1,279)

Net increase in cash and cash equivalents	1,566	479
Cash and cash equivalents at beginning of period	28,283	24,914
Cash and cash equivalents at end of period	$29,849	$25,393

Supplemental disclosures of cash flow information:
Interest paid	$284	$211
Income taxes paid	$42	$86
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$791	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$(2,951)	$1,622	$(5,878)	$2,806
Other comprehensive gain, net of tax:
Unrealized gain on investments	81	81	13	81
Total comprehensive income (loss)	$(2,870)	$1,703	$(5,865)	$2,887

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal third quarters for 2006 and 2005 ended Sunday, October 1, 2006 and October 2, 2005, respectively. For presentation purposes, the consolidated financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Cumulative effect adjustment upon the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”)

Under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of the Company’s historical stock option granting practices and related accounting for the period from October 15, 1999, the date of its initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. The Company did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with GAAP or the Company’s stated policies and procedures. However, based on the results of the review and the Company’s analysis of the facts, the Company determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all of the quantitative and qualitative factors in accordance with Staff Accounting Bulleting No. 99, “Materiality,” the Company determined that these adjustments were not material to any prior year and, thus, the Company has not restated its consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB No. 108 was appropriate. Accordingly, the Company elected early adoption of SAB No. 108 in its quarterly report for the second quarter of 2006 and the cumulative effect of the adjustment was reflected as an increase to the carrying amount of additional paid-in capital as of January 1, 2006, with an offsetting entry to accumulated deficit. In addition, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002. See Note 3 for additional information regarding the review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment to previously issued consolidated financial statements.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the three and nine months ended September 30, 2006 and 2005.

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

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. The functional currency of the Company’s subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 22% and 25% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily from sales to customers located in North America, Europe, and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

A contract manufacturer purchasing product for use in a European OEM telecom design, a distributor and a healthcare manufacturing company accounted for 22%, 22% and 12%, respectively, of the Company’s accounts receivable balance at September 30, 2006.

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

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company continues to evaluate the impact that the adoption of this FSP could have on its consolidated financial statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhances the information that investors receive. Effective January 2, 2006, the first day of fiscal 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more-likely-than-not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s consolidated financial statements.

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial position and results of operations.  The Company’s accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenue.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two recognized methods for quantifying the effects of financial statement misstatements - the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB No. 108, the Company used the rollover method for quantifying the materiality of financial statement misstatements.

In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as an adjustment to the opening balance of the carrying values of assets and liabilities in the year of adoption with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is encouraged in any report for an interim period in the year of adoption. The Company has elected early adoption of SAB No. 108 in relation to the results of its internal review of stock option granting practices and related accounting, and recorded the effects of applying SAB No. 108 using the cumulative effect transition method in the quarterly report for the second quarter of 2006. See Note 3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements.

Note 3— Cumulative Effect Adjustment under SAB No. 108

Under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of the Company’s historical stock option granting practices and related accounting for the period from October 15, 1999, the date of its initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies.  The internal

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review, conducted under the guidance of outside legal counsel and with the assistance of outside accountants, is complete and the findings of the review were presented to the Audit Committee on November 16, 2006 and December 6, 2006.  The findings of the review, which were reported in the quarterly report for the second quarter of 2006, included, among other things, the following:

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

3.               The Company found accounting errors related to non-employee option grants from January 2000 through October 2002 which resulted in total charges of $328,000 that should have been recorded over their vesting period.

4.               The Company found errors related to the modification of stock options to certain employees between March 2001 and August 2005, which resulted in $132,000 of charges that should have been recorded. The errors were the result of unclear documentation and lapses in communication concerning employee termination agreements. Generally, these modifications were made in the context of separation agreements that permitted additional vesting and/or time to exercise options after the employee had ceased performing services.

5.               In accordance with APB 25, the Company recorded deferred stock-based compensation in connection with grants of stock options to employees and directors prior to the Company’s initial public offering if the fair market value of the Company’s common stock determined for financial reporting purposes was greater than the fair value determined by the Board of Directors on the date of grant (commonly known as a “cheap stock” charge).  As of October 15, 1999, the Company had approximately $1.6 million of deferred stock-based compensation recorded in the stockholders’ equity section of the balance sheet, which was amortized over the original vesting period of the stock options.  During the review, the Company determined that the reported deferred stock-based compensation account was not properly adjusted to reflect forfeitures.  If an option is forfeited, the deferred stock-based compensation balance related to unvested options should be

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversed and no future expense recognized. As a result, total stock-based compensation expense was overstated by approximately $732,000 from October 1999 through December 2003 due to this accounting error in the application of the provisions of APB 25.

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

SEC Inquiry

On July 26, 2006, the Company notified the Securities and Exchange Commission (“SEC”) that it was conducting an internal review of its historical stock option practices and related accounting. On August 1, 2006, the Company received an informal inquiry from the SEC requesting certain documents and information relating to the Company’s practices, procedures and disclosures regarding its stock option grants.  The Company complied with this and subsequent requests made by the SEC and intends to cooperate fully with the SEC.

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

	Three Months Ended September 30,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(2,951)	28,678	$(0.10)	$1,622	27,146	$0.06
Effect of stock options	—	—	—	—	1,167	—
Diluted	$(2,951)	28,678	$(0.10)	$1,622	28,313	$0.06

	Nine Months Ended September 30,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(5,878)	28,420	$(0.21)	$2,806	26,759	$0.10
Effect of stock options	—	—	—	—	1,130	—
Diluted	$(5,878)	28,420	$(0.21)	$2,806	27,889	$0.10

For the three and nine months ended September 30, 2006, all vested and unvested options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those periods. For the three and nine months ended September 30, 2005, 3,799,000 and 4,536,000 shares, respectively, of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period.

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

As of September 30, 2006, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $390,000 recorded in accumulated other comprehensive income in the balance sheet, representing the difference between the adjusted cost per share and $1.46 per share, their market value on the last trading day of the reporting period. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $4.1 million of which remained available as of September 30, 2006. The credits have no stated maturity and the Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Balance Sheet Components

	September 30, 2006	December 31, 2005
	(in thousands)
Inventory:
Raw materials	$748	$916
Work-in-process	5,355	6,314
Finished goods	774	600
	$6,877	$7,830

Other current assets:
Prepaid expenses	$1,464	$1,064
Employee receivables	17	20
Other	310	181
	$1,791	$1,265

Property and equipment:
Equipment	$13,807	$13,264
Software	9,285	8,610
Furniture and fixtures	824	825
Leasehold improvements	800	802
	24,716	23,501
Accumulated depreciation and amortization	(18,820)	(17,804)
	$5,896	$5,697

Other assets:
Prepaid wafer credits	$4,095	$4,227
Other	558	188
	$4,653	$4,415

Accrued liabilities:
Employee related accruals	$1,557	$2,026
Other	1,238	1,408
	$2,795	$3,434

Note 7—Obligations

	September 30, 2006	December 31, 2005
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$2,942	$1,443
Capital leases	1,490	1,510
	4,432	2,953
Current portion of debt and capital lease obligations	(2,418)	(1,790)
	$2,014	$1,163

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Original Balance	Balance at September 30, 2006	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:

Non-formula advances	n/a	—	5,000	Greater of Prime + 0.50% or 8.5%	June 28, 2008

Equipment Line of Credit:
Notes payable	2,136	74	n/a	Prime + 2.00%	Multiple draws maturing on or before December 2006
Notes payable	859	268	n/a	Prime + 2.00%	Multiple draws maturing on or before December 2007
Notes payable	550	247	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	795	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	1,558	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	n/a	—	442	Prime + 1.00% or Treasury+ 4.00%	30 or 36 months from date of advance
Total		$2,942

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of September 30, 2006.

At September 30, 2006, the prime rate under the credit facility was 8.25%. As of September 30, 2006 and December 31, 2005, $1.5 million and $387,000, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of September 30, 2006, $960,000 was outstanding under the capital lease, $200,000 of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of September 30, 2006, $530,000 was outstanding under the capital lease, $277,000 of which was classified as a long-term obligation.

Note 8—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. These prepaid royalties are recorded as a long-term liability and will be recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology to the Company. As of September 30, 2006 and December 31, 2005, the Company had recorded approximately $1.6 million and $1.4 million, respectively, of deferred royalty revenue under this agreement. As of September 30, 2006, no royalty revenue had been earned under the agreement. In December 2006, the Company received its first reported sales information from Aeroflex.

Note 9—Employee Stock Plans

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4.6 million shares of common stock. Options granted under the 1989 Plan have a term of up to ten years, and typically vest at a rate of 25% of the total grant per year over a four-year period. In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2006, approximately 13.6 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Options that are canceled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2006, approximately 5.3 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Effective November 2005, the Board of Directors amended the ESPP to provide for six-month offering periods.  Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. As a result of the Company’s internal review of stock option grants and related accounting (see Note 3), employee contributions to the ESPP were suspended effective August 2006 and amounts previously withheld from employees were refunded in November 2006. In addition, the next offering period under the ESPP will commence once the Company has filed this quarterly report on Form 10-Q and will end on May 14, 2007, the next regularly scheduled purchase date.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Periods Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income – as reported	$1,622	$2,806
Less: Stock-based compensation expense related to stock option plans determined under the fair value based method, net of tax	(642)	(2,119)
Less: Stock-based compensation expense related to the stock purchase plan determined under fair value based method, net of tax	—	(336)
Net income – as adjusted	$980	$351

Net income per share – as reported:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10
Net income per share – as adjusted:
Basic	$0.04	$0.01
Diluted	$0.03	$0.01

In the pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company used the Black-Scholes option pricing model to value stock-based compensation awards and accounted for forfeitures as they occurred.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS No. 123(R) using the modified prospective transition method beginning January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Effective with the adoption of SFAS No. 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS No. 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The impact of SFAS No. 123(R) on the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Cost of revenue	$36	$138
Research and development	57	321
Selling, general and administrative	197	686
Total costs and expenses	$290	$1,145

Effect on net loss per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Stock-based compensation expense recorded in the three and nine months ended September 30, 2006 had no effect on the Company’s cash flows or its provision for income taxes.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected term (years)	5.75	3.7	5.75	4.0
Risk-free interest rate	4.74%	4.02%	4.80%	3.83%
Expected volatility	82%	95%	82%	92%
Estimated pre-vesting annual forfeiture rate	8.10%	—	8.10%	—
Dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon the observed interest rate appropriate for the expected term of the Company’s employee stock options.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average estimated fair value for options granted during the three months ended September 30, 2006 and 2005 was $2.08 and $2.55 per option, respectively. The weighted average estimated fair value for options granted during the nine months ended September 30, 2006 and 2005 was $2.98 and $2.45 per option, respectively. As of September 30, 2006, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was approximately $1.2 million which is expected to be recognized over the next four years.

Employee Stock Purchase Plan

The offering periods ending May 2006 and November 2006 under the ESPP provide that shares will be purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. As a result of the Company’s internal review of stock option grants and related accounting (see Note 3), employee contributions to the ESPP were suspended effective August 2006 and amounts previously withheld from employees were refunded in November 2006. In addition, the next offering period under the ESPP will commence once the Company has filed this quarterly report on Form 10-Q and will end on May 14, 2007, the next regularly scheduled purchase date. In the three and nine months ended September 30, 2006, stock-based compensation relating to the ESPP was $8,000 and $77,000, respectively.

The following weighted average assumptions for three and nine months ended September 30, 2005 are included in the estimated fair value calculations for rights to purchase stock under the ESPP:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expected life (months)	6.0	6.0
Risk-free interest rate	3.13%	3.13%
Volatility	65%	65%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the six-month purchase period contained in the ESPP.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon observed interest rate appropriate for the six-month purchase period.

•                  Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock, and other factors, for the six-month purchase period.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The purchase discount of rights issued pursuant to the Company’s ESPP during the nine months ended September 30, 2006 was $0.84 per right. The weighted average estimated fair value, as defined by SFAS No. 123, of rights issued pursuant to the Company’s ESPP during the nine months ended September 30, 2005 was $0.79 per right. During 2005, the fair value of rights granted was estimated on the date of grant using Black-Scholes.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the nine months ended September 30, 2006 and the year ended December 31, 2005:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at January 1, 2005	4,010	8,888	$5.48
Authorized	1,316	—	—
Granted	(207)	207	3.77
Forfeited or expired	1,539	(1,539)	7.45
Exercised	—	(821)	2.20
Balance at December 31, 2005	6,658	6,735	5.37
Authorized	1,394	—	—
Granted	(379)	379	4.15
Forfeited or expired	189	(189)	8.02
Exercised	—	(698)	3.07
Balance at September 30, 2006	7,862	6,227	$5.48

As of September 30, 2006 and December 31, 2005, options to purchase 5,673,000 and 5,830,000 shares were vested, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices, intrinsic value and contractual life information at September 30, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in	(in	(in years)		(in
				thousands)	thousands)			thousands)
$0.97 — $ 2.75	1,743	6.47	$2.15	$2,417	1,556	6.25	$2.12	$2,206
2.83 — 4.08	1,692	6.40	3.42	502	1,504	6.05	3.44	431
4.25 — 6.04	1,662	4.74	4.98	—	1,489	4.18	4.94	—
6.13 — 34.56	1,130	3.98	14.42	—	1,124	3.95	14.47	—
$0.97 — $34.56	6,227	5.54	$5.48	$2,919	5,673	5.20	$5.66	$2,637

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.54 as of the end of the Company’s current reporting period which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2006 was 2,414,000.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $27,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2006 was approximately $25,000 and $2.1 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The status of the Company’s unvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 and the year ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Fair Value
Unvested at January 1, 2005	2,900	$1.97
Granted	207	2.53
Vested	(1,870)	2.15
Forfeited	(332)	2.04
Unvested at December 31, 2005	905	1.65
Granted	379	2.98
Vested	(660)	1.67
Forfeited	(70)	1.52
Unvested at September 30, 2006	554	$2.56

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

Note 11—Shelf Registration Statement

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. Under this filing, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, or warrants. As of September 30, 2006, the Company had not raised any funds in connection with this filing.

Note 12—Rights Plan

In November 2001, the Board of Directors adopted a Rights Agreement, which provides for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of common stock of the Company. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50 per share, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock, without the approval of the Board of Directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten business days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13—Income Taxes

In the three months ended September 30, 2006 and 2005, the Company recorded income tax expense of $23,000 and $154,000, respectively, which consisted primarily of income taxes on foreign operations and federal alternative minimum taxes. In the nine months ended September 30, 2006, the Company recorded income tax expense of $46,000 which consisted primarily of income taxes on foreign operations. In the nine months ended September 30, 2005, the Company recorded income tax expense of $235,000 which consisted primarily of income taxes on foreign operations of $160,000 and federal alternative minimum income taxes of $75,000.

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

Note 14—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue by product family (1):
Mature products	$3,850	$8,127	$13,024	$24,250
Embedded standard products	1,953	3,252	6,934	9,080
Advanced embedded standard products	2,795	1,266	7,222	4,612
Total revenue	$8,598	$12,645	$27,180	$37,942

(1)          The mature products family includes pASIC 1, pASIC 2 and pASIC 3 products. The embedded standard products family includes QuickRAM, QuickPCI, QuickDSP, QuickFC, and V3 products. The advanced embedded standard products family includes Eclipse, Eclipse II, QuickPCI II, PolarPro and QuickMIPS products, as well as programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue by geography:
United States	$3,680	$6,749	$11,723	$18,617
Europe	3,435	3,690	9,481	9,054
Japan	584	869	2,526	4,975
China	464	201	1,584	1,577
Rest of North America	202	897	1,140	2,622
Rest of Asia Pacific	233	239	726	1,097
Total revenue	$8,598	$12,645	$27,180	$37,942

Two distributors of the Company’s products accounted for 28% and 10% of revenue in the three months ended September 30, 2006 and for 28% and 12% of revenue in the nine months ended September 30, 2006. A contract manufacturer, purchasing the Company’s products for use in a telecom design for an OEM application, and a domestic manufacturer accounted for 18% and 15% of revenue for the three months ended September 30, 2006, respectively, and for 14% and 13% of revenue for the nine months ended September 30, 2006, respectively.

Two distributors of the Company’s products accounted for 29% and 23% of revenue in the three months ended September 30, 2005. The same two distributors of the Company’s products accounted for 23%, and 18% of revenue in the nine months ended September 30, 2005. For the three and nine months ended September 30, 2005, no single end customer accounted for 10% or more of the Company’s revenue.

As of September 30, 2006, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2006 and December 31, 2005, the Company had $5.2 million and $2.7 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the three months ended September 30, 2006

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005 was approximately $250,000 and $240,000, respectively, and for the nine months ended September 30, 2006 and 2005 was approximately $740,000 and $720,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until November 2007.

Note 16—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  QuickLogic is not among the test cases and it is unclear what impact this will have on the class certified in the QuickLogic action or on the proposed settlement pending before the court.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency and, accordingly, the Company has not recorded a liability.

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

On September 26, 2006, the Company attended a Nasdaq hearing at which it appealed the first Staff Determination notice and requested an extension of time to satisfy the filing requirement.  On December 13, 2006, the Company received a decision from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Company’s request for continued listing of its securities on The Nasdaq Global Market had been granted subject to the following conditions: (1) providing the Panel with a written response to the additional questions set forth in the decision on or before December 22, 2006, which information has been provided; (2) filing the Company’s Form 10-Q for the second quarter on or before December 22, 2006, which filing has been made, and; (3) filing the Company’s Form 10-Q for the third quarter of 2006 on or before January 12, 2007, which filing has been made.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to the preliminary status of these complaints and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, the Company is unable at this time to estimate the effects of these complaints on it financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our revenue levels, our gross profit and factors that affect gross profit, our level of operating expenses, our research and development efforts, our liquidity, our partners and suppliers, industry trends, the competitive position and commercial success of our products, and the expenses and management attention associated with our stock option review, related inquiries and litigation. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2006, and with our condensed unaudited consolidated financial statements and notes thereto for the quarters ended March 31 and June 30, 2006 found in our Quarterly Reports on Form 10-Q filed with the SEC.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the commercial and technical success of our new products such as PolarPro™, Eclipse™ II and QuickPCI® II, our successful introduction of products and solutions incorporating emerging technologies or standards, limited visibility into demand for our products including demand from significant customers or for new products, the impact of the decline in revenue from our pASIC® 1 and pASIC 2 products, our dependence upon single suppliers to fabricate and assemble our products, the success of our partnership efforts,  and the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risk, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate in a single reportable industry segment where we design and sell field programmable gate arrays, or FPGAs, embedded standard products, or ESPs, associated software and programming hardware. Our FPGA and ESP devices are standard products that can be programmed to perform desired logic functions or combined with intellectual property to provide customers with desired solutions. These products provide our customers with the opportunity to bring products to market quickly and the ability to differentiate their products from competitors. We design these devices based on our proprietary ViaLink technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency enable us to differentiate our silicon solutions.

Under the direction of the Audit Committee of the Board of Directors, we voluntarily conducted an internal review of our historical stock option granting practices and related accounting for the period from October 15, 1999, the date of our initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. We did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with generally accepted accounting principles, or GAAP, or our stated policies and procedures. However, based on our results of the review and analysis of the facts, we determined that there were certain errors committed in the process of documenting grants and

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all the quantitative and qualitative factors in accordance with Staff Accounting Bulletin No. 99, “Materiality,” we determined that these adjustments were not material to any prior year and, thus, have not restated our consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause our 2006 consolidated financial statements to be materially misstated, we concluded that the cumulative effect adjustment method of initially applying the guidance of SAB No. 108 was appropriate. Accordingly, we elected early adoption of SAB No. 108 in the second quarter of 2006 and the cumulative affect of the adjustment was reflected as in increase to the carrying amount of additional paid-in capital as of January 1, 2006, with an offsetting entry to accumulated deficit. In addition, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002. As a result of our review and as part of our overall Sarbanes-Oxley compliance efforts, we are implementing enhanced controls and process improvements in connection with the issuance of stock option grants and modifications.  See Note 3 of the consolidated financial statements in Item 1 of this report for additional information regarding our review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment to previously issued consolidated financial statements. See also Item 4, Controls and Procedures.

Our objective is to be the leading provider of the lowest-power programmable logic solutions. In addition to offering the lowest-power, full-featured FPGAs, our products also provide the following benefits.

•                  “Bulletproof” Intellectual Property, or IP, Security—We believe our products provide “bulletproof” programmable logic design security, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology.

•                  Small Form Factor—We can provide single chip full-featured solutions, in packages as small as 6x6 millimeters, since our products do not require an additional device to store configuration data.

•                  Instant On—Our ViaLink based products require no configuration bit stream and thus are fully functional at power up. This is critical in applications that need to be active as soon as power is supplied.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Within the programmable logic device market, we believe that the market for low-power embedded applications will be a relatively high-growth market. We anticipate that original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs, will expand their offering of consumer or professional portable products. These product offerings are expected to include smartphones, portable media players, personal video recorders, portable personal navigation products, handheld point-of-sale, or POS, terminals incorporating Wi-Fi and micro hard drive capabilities and cellular data cards interfacing a processor and a cellular radio. The adoption of new features by embedded system designers is increasing the use of low-power programmable logic, to improve system performance by offloading the processor, or to interface to components such as Wi-Fi modules or micro hard disk drives. Designers are also implementing new features in their products using our devices. Our Eclipse II, QuickPCI II and PolarPro products offer compelling advantages against alternative solutions as customers benefit from their lowest power consumption, small form factor and high bandwidth.

In the fourth quarter of 2004, we completed the design of our Eclipse II and QuickPCI II products which provide a low-power solution for applications requiring small to medium amounts of programmable logic. These devices offer the lowest power consumption during all phases of operation — power-up, quiescent and dynamic operation — on the market today.

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

We market a range of solutions to our customers, including:

•                  Complete Solutions – Devices incorporating intellectual property and software drivers. These complete solutions are targeted at specific low-power application segments that have similar connectivity and performance requirements. By providing solutions for customers, we increase their ability to meet the time-to-market pressures associated with their markets.

•                  Embedded Standard Products – Devices incorporating a fixed function along with programmable logic in a low-power device. Our customers build on the fixed function or “known good starting point” to develop unique solutions required for their products, which eliminates the need to acquire and assemble industry standard IP, thus reducing design risk and improving time-to-market.

•                  FPGAs – General purpose devices used by customers who value their low power consumption, high intellectual property security, instant on capability and high reliability. These products give customers the ability to create a design specifically tailored to their needs.

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

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the nine months ended September 30, 2006 and 2005 approximately 52% and 69%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 54% and 68% in the nine months ended September 30, 2006 and 2005, respectively.

Two distributors of our products accounted for 28% and 10% of our revenue, respectively, in the three months ended September 30, 2006. The same two distributors of our products accounted for 28% and 12% of revenue in the nine months ended September 30, 2006.  Two distributors of our products accounted for 29% and 23% of our revenue, respectively, in the three months ended September 30, 2005. The same two distributors of our products accounted for 23% and 18% of revenue in the nine months ended September 30, 2005.

A domestic manufacturer accounted for 15% and 13% of revenue for the three and nine months ended September 30, 2006, respectively. A European telecom original equipment manufacturer, or OEM, purchasing product through their contract manufacturer, accounted for 18% and 14% of our revenue in the three and nine months ended September 30, 2006, respectively.  No end customer accounted for 10% or more of revenue in three and nine months ended September 30, 2005. We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 57% and 51% of our revenue in the nine months ended September 30, 2006 and 2005, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Tower Semiconductor Ltd., or Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. to assemble, test and program our products. In 2001 and 2002, we made a $21.3 million investment in Tower to obtain access to manufacturing capacity and favorable pricing for our new products.  Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times conflict with our

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

customers’ desire for short delivery lead times and we periodically negotiate price discounts on high volume wafer purchases. As a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The U.S. Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a detailed discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 17, 2006 and Item 2 of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2006, filed with the SEC.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.5	34.2	49.1	36.4
Gross profit	37.5	65.8	50.9	63.6
Operating expenses:
Research and development	28.2	19.4	26.4	19.1
Selling, general and administrative	46.5	32.7	48.6	32.9
Income (loss) from operations	(37.2)	13.7	(24.1)	11.6
Write-down of marketable securities	—	—	—	(3.9)
Interest expense	(0.8)	(0.4)	(0.9)	(0.4)
Interest income and other, net	3.9	0.7	3.6	0.7
Income (loss) before income taxes	(34.1)	14.0	(21.4)	8.0
Provision for income taxes	0.2	1.2	0.2	0.6
Net income (loss)	(34.3)%	12.8%	(21.6)%	7.4%

Three Months Ended September 30, 2006 and 2005

Revenue.  Our revenue for the three months ended September 30, 2006 was $8.6 million, representing a decline of $4.0 million, or 32.0%, from revenue of $12.6 million in the three months ended September 30, 2005. Our Mature product family revenue declined by $4.3 million as a result of a $5.0 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $760,000 increase in our pASIC 3 product revenue, primarily due to higher demand and customers migrating designs from pASIC 2 products to pASIC 3 products.  Our ESP product family revenue decreased by approximately $1.3 million year-over-year primarily as a result of lower demand for QuickRAM products from Military customers and for V3 products.  These decreases were partially offset by an increase in our Advanced ESP product family revenue of approximately $1.5 million due to an increase in sales of our new products, including Eclipse II, QuickPCI II and QuickMIPS, of approximately $1.8 million. Growth in our new product revenue was primarily due to higher demand from a European OEM purchasing Eclipse II product through a contract manufacturer. This new product revenue growth was partially offset by lower demand for Eclipse devices from a Japanese customer purchasing product through a distributor.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our revenue for the three months ended September 30, 2006 was 7% lower sequentially, declining by approximately $650,000 to $8.6 million from $9.2 million in the three months ended June 30, 2006. This sequential revenue decrease was primarily due to a $520,000 decline in our ESP revenue due to lower demand and a $240,000 decline in Mature product family revenue due to a $160,000 reduction in pASIC 1 and pASIC 2 revenue due to the end-of-life of these products and an $80,000 reduction in pASIC 3 revenue due to lower demand. These declines were partially offset by an increase of $110,000 in Advanced ESP product family revenue. New product sales to a European telecommunications OEM customer, purchasing Eclipse II product through their contract manufacturer, represented 18% and 19% of revenue in the three months ending September 30 and June 30, 2006, respectively.

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired at the end of 2005. We announced an end-of-life for these products in 2004 and requested that our customers take delivery of lifetime buy orders before the end of 2005. These products contributed $980,000 and $6.0 million of our revenue in the three months ended September 30, 2006 and 2005, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Because of the end-of-life of these products, we have experienced a significant reduction in pASIC 1 and pASIC 2 revenue since the third quarter of 2005. Further, we have stopped fabricating wafers for these products and our future revenue is limited to inventory on hand. We currently are not forecasting significant revenue from pASIC 1 and pASIC 2 products after the fourth quarter of 2006.

In order to maintain and grow our revenue from its current level after the end-of-life period for our pASIC 1 and pASIC 2 products, we are dependent upon increased revenue from our existing products, especially our new PolarPro, Eclipse II and QuickPCI II products, and the development of additional products and solutions.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the portable electronics market segment, by providing low-power solutions offering new features or incorporating industry standard interfaces such as Peripheral Component Interconnect, or PCI, Integrated Drive Electronics, or IDE, and Secure Digital Input/Output, or SDIO. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities are likely to decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $3.2 million and $8.3 million in the three months ended September 30, 2006 and 2005, respectively, which represented 37.5% and 65.8% of revenue for those periods. The $5.1 million decline in gross profit was primarily due to a decline in revenue effecting gross profit by approximately $3.0 million, product mix contributing $920,000 of lower gross profit, and higher inventory write-offs of $1.1 million. Cost of revenue for the three months ended September 30, 2006 includes $36,000 related to the recognition of stock-based compensation in accordance with SFAS No. 123(R). In the three months ended September 30, 2006, we provided inventory reserves primarily for excess quantities of large density FPGA, pASIC 1 and pASIC 2 devices in the amount of $1.2 million and sold $90,000 of inventory that was previously reserved. In the three months ended September 30, 2005, we provided inventory reserves in the amount of $90,000 and sold $190,000 of inventory that was previously reserved.

Research and Development Expense.  Research and development expense was $2.4 million and $2.4 million in the three months ended September 30, 2006 and 2005, respectively, which represented 28.2% and 19.4% of revenue for those periods. The decrease of approximately $20,000 was primarily due to $80,000 of higher project development expenses associated with the development of our new PolarPro and other devices and the recognition of stock-based compensation for the three months ended September 30, 2006 in accordance with SFAS No. 123(R) of approximately $57,000, partially offset by lower other expenses, including test development expense and depreciation. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.0 million and $4.1 million for the three months ended September 30, 2006 and 2005, respectively, which represented 46.5% and 32.7% of revenue for those periods. The $146,000 decrease in selling, general and administrative expense was

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

primarily the result of lower cash compensation of $300,000 associated with incentives and headcount and lower other expenses, primarily associated with representative commissions, legal expenses, and insurance expense, partially offset by stock-based compensation expense for the three months ended September 30, 2006 in accordance with SFAS No. 123(R) of approximately $197,000 and higher other expenses, primarily for bad debt and depreciation.

Interest Expense.  Interest expense increased to $65,000 for the three months ended September 30, 2006 as compared to $46,000 for the three months ended September 30, 2005. This $19,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

Interest Income and Other, Net.  Interest income and other, net increased to $333,000 of income for the three months ended September 30, 2006 as compared to $92,000 of income for the three months ended September 30, 2005. The $241,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher interest rates and higher invested cash balances.

Provision for Income Taxes.  For the three months ended September 30, 2006, we incurred a net loss of $3.0 million and recorded a provision for income taxes of $23,000, which consisted of income taxes on foreign operations. For the three months ended September 30, 2005, we realized net income of $1.6 million and recorded a provision for income taxes of $154,000, which consisted of income taxes on foreign operations of $99,000 and federal alternative minimum income taxes of $55,000. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation. Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, is re-measured upon modification, and is recognized as expense over the requisite service period of the award.  Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of our stock. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, we have not restated our financial results for prior periods. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

In the third quarter of 2006 and 2005, stock-based compensation totaled $290,000 and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended September 30,
	2006	2005

Cost of revenue	$36	$—
Research and development	57	—
Selling, general and administrative	197	—
Total	$290	$—

Nine Months Ended September 30, 2006 and 2005

Revenue.  Our revenue for the nine months ended September 30, 2006 was $27.2 million, representing a decline of $10.8 million, or 28.4%, from revenue of $37.9 million in the nine months ended September 30, 2005. Our Mature product family revenue declined by $11.2 million as a result of a $13.1 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $1.9 million increase in our pASIC 3 product revenue, primarily due to higher demand and customers migrating designs from pASIC 2 products to pASIC 3 products.  Our ESP product revenue declined by $2.1 million in the nine months ending September 30,

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

2006 compared to the same period in 2005, due primarily to lower demand for QuickRAM product in China and lower sales of V3 products. These decreases were partially offset by an increase in our Advanced ESP product family revenue of approximately $2.6 million due to a $4.8 million increase in sales of our new products, including Eclipse II, QuickPCI II and QuickMIPS. A European telecommunications OEM customer, purchasing Eclipse II product through their contract manufacturer, contributed 14% and 1% of revenue during the nine months ended September 30, 2006 and 2005, respectively. This new product revenue growth was partially offset by a $2.2 million decline in revenue from other Advanced ESP products, primarily due to lower demand from a test equipment manufacturer purchasing Eclipse product through a distributor in Japan.

Gross Profit.  Gross profit was $13.8 million and $24.1 million in the nine months ended September 30, 2006 and 2005, respectively, which represented 50.9% and 63.6% of revenue for those periods. The $10.3 million decline in gross profit was primarily due to a decline in revenue effecting gross profit by approximately $7.6 million, product mix contributing $1.4 million to the lower gross profit and $1.4 million of higher charges for the write-off of inventory for excess quantities. Cost of revenue for the nine months ended September 30, 2006 includes $138,000 related to the recognition of stock-based compensation in accordance with SFAS No. 123(R). In the nine months ended September 30, 2006, we provided inventory reserves primarily for excess quantities in the amount of $1.7 million and sold $710,000 of inventory that was previously reserved. In the nine months ended September 30, 2005, we provided inventory reserves primarily for excess quantities in the amount of $290,000 and sold $810,000 of inventory that was previously reserved.

Research and Development Expense.  Research and development expense was $7.2 million in each of the nine months ended September 30, 2006 and 2005, which represented 26.4% and 19.1% of revenue for those periods. The decrease of approximately $51,000 was primarily due to lower expenses for outside services and test development, partially offset by higher project development expenses associated with the development of our new PolarPro devices. We recognized $321,000 of stock-based compensation for the nine months ended September 30, 2006 in accordance with SFAS No. 123(R). We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $13.2 million and $12.5 million for the nine months ended September 30, 2006 and 2005, respectively, which represented 48.6% and 32.9% of revenue for those periods. The $725,000 increase in selling, general and administrative expense was primarily the result of stock-based compensation for the nine months ended September 30, 2006 in accordance with SFAS No. 123(R) of $686,000, higher marketing expenses of $280,000, primarily associated with the introduction of our PolarPro products, and a $250,000 increase in net bad debt expenses, due primarily to the $140,000 recovery of an account receivable in the first quarter of 2005 that did not repeat in 2006, partially offset by lower other expenses primarily related to incentives, headcount and representative commissions.

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

Interest Expense.  Interest expense increased to $235,000 for the nine months ended September 30, 2006 as compared to $152,000 for the nine months ended September 30, 2005. This $83,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

Interest Income and Other, Net.  Interest income and other, net increased to $966,000 of income for the nine months ended September 30, 2006 as compared to $262,000 of income for the nine months ended September 30, 2005. The $704,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher invested cash balances and higher interest rates and lower expense associated with foreign exchange rate fluctuations.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for Income Taxes.  For the nine months ended September 30, 2006, we incurred a net loss of $5.9 million and recorded a provision for income taxes of $46,000, which consisted of income taxes on foreign operations. For the nine months ended September 30, 2005, we realized net income of $2.8 million and recorded a provision for income taxes of $235,000, which consisted of income taxes on foreign operations of $160,000 and federal alternate minimum income taxes of $75,000. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.  For the nine months ended September 30, 2006 and 2005, stock-based compensation totaled $1.1 million and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Nine months Ended September 30,
	2006	2005

Cost of revenue	$138	$—
Research and development	321	—
Selling, general and administrative	686	—
Total	$1,145	$—

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of September 30, 2006, our principal sources of liquidity consisted of our cash and cash equivalents of $29.8 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $442,000, and our investment in Tower with a market value of approximately $2.0 million.

On July 12, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which has been declared effective. Under this filing, we may raise up to $30.0 million, in one or several transactions, by selling common stock, preferred stock, depositary shares, or warrants. As of September 30, 2006, we had not raised any funds in connection with this filing.

As of September 30, 2006, our interest-bearing debt consisted of $2.9 million outstanding from Silicon Valley Bank and $1.5 million outstanding under capital leases. As of September 30, 2006, our accumulated deficit was $124.2 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.5 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment financing line of credit that is available to be drawn against through June 2007. As of September 30, 2006, we had no balances outstanding under the revolving line of credit. As of September 30, 2006, we had $2.9 million outstanding under the current and previous equipment lines of credit and $442,000 available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of September 30, 2006.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

As of September 30, 2006, we had $960,000 outstanding under a capital lease obligation to finance design automation software and related maintenance. The capital lease obligation has an imputed interest rate of 8.5% per annum and is being repaid in quarterly amounts of $204,000 through November 2007.

As of September 30, 2006, we also had $530,000 outstanding under a capital lease obligation to finance design software tools and related maintenance. The capital lease obligation has an imputed interest rate of 9.0% per annum and is being repaid in semi-annual amounts of $148,000 through July 2008.

Net cash from operating activities

Net cash provided by operating activities was $230,000 in the nine months ended September 30, 2006. The cash provided by operating activities resulted primarily from a net loss of $5.9 million, adjusted for $5.3 million of non-cash charges including depreciation and amortization of $2.3 million, reserves for excess inventory of $1.7 million, stock-based compensation of $1.1 million, utilization of wafer credits of $132,000, and $34,000 related to the write-down of long-lived assets. In addition, changes in working capital accounts provided cash in the amount of $810,000 primarily as a result of a decrease of $1.9 million in accounts receivable, net of allowances for doubtful accounts, due to a reduction in revenue levels and the timing of shipments in the period and a $1.0 million increase in trade payables due to timing of purchases. These sources of cash were partially offset by a $738,000 increase in other assets, a $731,000 increase in inventory and a $639,000 decrease in accrued liabilities.

Net cash provided by operating activities was $3.0 million in the nine months ended September 30, 2005.  The cash provided resulted primarily from net income of $2.8 million, adjusted for $4.1 million of non-cash charges including depreciation and amortization of $2.0 million, a $1.5 million write-down of marketable securities, $290,000 of reserves for excess inventory, $233,000 from the utilization of prepaid wafer credits, and $66,000 related to the write-down of long-lived assets. In addition, changes in working capital accounts used cash in the amount of $3.9 million primarily as a result of a $1.9 million increase in inventory, primarily due to wafer purchases in anticipation of future sales of Eclipse II and QuickPCI II products, an increase of $2.4 million in accounts receivable, net of allowances for doubtful accounts, due to the increase in revenue levels and the timing of shipments in the period, and a $1.1 million reduction in trade payables, primarily due to the timing of wafer purchases. These uses in cash were partially offset by a $588,000 increase in accrued liabilities, a $517,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred and a $448,000 reduction in other current assets due to the amortization of prepaid expenses.

Net cash from investing activities

Net cash used for investing activities for the nine months ended September 30, 2006 and 2005 was $1.9 million and $1.3 million, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2006, resulting from $2.6 million in proceeds related to the issuance of common shares upon the exercise of stock options by employees and under our employee stock purchase program, and $2.5 million in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $1.8 million under the terms of our debt and capital lease obligations.

Net cash used for financing activities was $1.3 million for the nine months ended September 30, 2005 resulting from a $2.0 million repayment of the balance outstanding under our revolving line of credit and scheduled repayments of $1.9 million under the terms of our debt and capital lease obligations, partially offset by $2.1 million in proceeds related to the issuance of common shares under our employee stock purchase program and upon the exercise of stock options by employees and $550,000 in proceeds from borrowings under our equipment line of credit.

We require substantial working capital to fund our business, particularly to finance our operations, to acquire property and equipment, to repay debt and for working capital requirements. Our future liquidity will depend on

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue from our pASIC 1 and pASIC 2 products, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $5.5 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual cash obligations:
Operating leases	$2,028	$735	$1,254	$39	$—
Wafer purchases (1)	5,226	5,226	—	—	—
Other purchase commitments	2,369	2,016	353	—	—
Total contractual cash obligations	9,623	7,977	1,607	39	—

Other commercial commitments (2):
Notes payable to bank	2,942	1,405	1,537	—	—
Capital lease obligations	1,490	1,013	477	—	—
Total commercial commitments	4,432	2,418	2,014	—	—
Total contractual obligations and commercial commitments	$14,055	$10,395	$3,621	$39	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $5.2 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 30, 2006.

(2)          Other commercial commitments are included as liabilities on our balance sheet as of September 30, 2006.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), which is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires all share-based payments, or SBPs, to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Under SFAS No. 123(R), pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Effective January 2, 2006, the first day of fiscal 2006, we adopted SFAS No. 123(R) on a modified prospective basis. As a result, we began to include stock-based compensation charges in our results of operations beginning in the quarter ended March 31, 2006 (see Note 10 to the consolidated financial statements in Item 1 of this report).

In November 2005, the FASB issued Staff Position, or FSP, FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123(R), or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We continue to evaluate the impact that the adoption of this FSP could have on our consolidated financial statements.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of the SFAS No. 123(R) implementation challenges and enhances the information that investors receive. Effective January 2, 2006, the first day of fiscal 2006, we adopted SFAS No. 123(R) on a modified prospective basis and applied the principles of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 requires us to recognize in our consolidated financial statements the impact of a tax position that is more-likely-than-not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated financial statements.

In July 2006, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” or EITF 06-3. The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations.  Our accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenues.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 25% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $510,000 in the nine months ended September 30, 2006.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on The Nasdaq Global Market under the symbol “TSEM”.  Since these securities are publicly traded on the open market, they are subject to market fluctuations.  Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “other comprehensive income (loss)” in the equity section of the balance sheet.  An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses on the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value decrease of 10% would have caused us to reduce accumulated other comprehensive income by approximately $200,000 in the nine months ended September 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, while there can be no assurance that any cost-effective control system will succeed in achieving its stated goal under all potential future conditions, our current disclosure controls and procedures are effective to provide reasonable assurance that the consolidated financial statements and other disclosures in our SEC reports are reliable.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  QuickLogic is not among the test cases and it is unclear what impact this will have on the class certified in the QuickLogic action or on the proposed settlement pending before the court.

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

Due to the preliminary status of these complaints and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

This description includes any material changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K, filed with the SEC on March 17, 2006, and our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2006, filed with the SEC. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

The announced end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. Revenue from these products was $6.4 million, $5.1 million, $6.0 million and $3.5 million in the first, second, third and fourth quarters of 2005, respectively, and $2.3 million, $1.1 million, and $1.0 million in the first, second, and third quarters of 2006. We believe that a majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. We currently expect that these products will not contribute significant revenue after the fourth quarter of 2006. Our operating results and liquidity have been adversely affected by the end-of-life of our pASIC 1 and pASIC 2 products as we are currently operating at a net loss and expect negative cash flow at our current revenue level. To mitigate the affects of the end-of-life of our pASIC 1 and pASIC 2 products, we plan to develop customer demand for new products, such as PolarPro, Eclipse II and QuickPCI II, which have active customer designs but limited revenue history. The pASIC 1 and pASIC 2 revenue decline has been more rapid than the revenue growth from our PolarPro, Eclipse II, QuickPCI II and other products. While we expect revenue growth from PolarPro, Eclipse II, QuickPCI II, other products and new products will offset the decline in pASIC 1 and pASIC 2 revenue, there is no assurance when this will occur, if at all.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our Eclipse II, PolarPro, certain QuickPCI II, QuickMIPS and other new products currently under development. Furthermore, a single supplier fabricates our pASIC 1 and pASIC 2 products under an agreement that expired in December 2005. While we purchased limited quantities of pASIC 1 and pASIC 2 wafers in 2006, this supplier has since taken the equipment used to fabricate these products out of service.  These products contributed 44% of 2005 revenue and we anticipate that these products will generate no significant revenue after 2006. In addition, demand for assembly capacity at one of our suppliers has increased. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may be unwilling or unable to make. Programming capacity at our suppliers is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC 1 and pASIC 2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

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

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing system solutions for potential customers involves: embedded processors developed by companies such as Marvell Semiconductor, Inc., who purchased the XScale business unit from Intel, and Analog Devices, Inc.; peripheral devices developed by other parties such as micro hard disk drives, WI-FI devices and NAND flash memory; and, specific industry standards such as PCI, IDE and Secure Digital Input/Output, or SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a system solution incorporating a specific embedded processor, a micro hard disk drive and our Eclipse II device that lowers the overall power consumption of a system and improves system performance. Recently, one of our partners announced the sale of their embedded processor business to another company, and we are focused on building a relationship with the new owner. If our solution is not incorporated into customer products, if our partners discontinue production of or incorporate our solution into their product offerings, or if the informal partnerships are significantly reduced or terminated, our revenue and gross margin will be materially harmed and we may be required to write-off related long-lived assets.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume consumer applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a firm commitment to purchase product past the period covered by purchase orders. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic manufacturer of instrumentation and test equipment accounted for 13% of revenue in fiscal 2005 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 14% of revenue in the first three quarters of 2006. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at September 30, 2006 was $29.8 million. At September 30, 2006, our interest-bearing debt consisted of $2.9 million outstanding from Silicon Valley Bank and $1.5 million outstanding under capital leases. On June 30, 2006, we amended and restated our credit facility with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and $2.0 million of borrowing capacity under the equipment line of credit that is available to be drawn through June 2007. At September 30, 2006, we had $5.0 million available to borrow under our revolving credit facility and $442,000 available to borrow under our equipment line of credit.

At the end of the third quarter of 2006, we held 1,344,543 Tower ordinary shares available for sale valued at approximately $2.0 million based upon the market closing price of $1.46 per share on such date. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $5.5 million in the next twelve months. As of September 30, 2006, we had commitments to purchase $5.2 million of wafer inventory.

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

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At September 30, 2006, the total value of our Tower investment and wafer credits recorded on our balance sheets was $6.1 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, the fair value of our Tower investment was $2.26 per share at the end of 2004 as compared to $1.17 per share at the end of the second quarter of 2005. Since the value of our Tower investment remained below $2.26 per share for a period of time, we recorded a $1.5 million write-down of marketable securities in the second quarter of 2005.

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

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced products and products that incorporate new intellectual property, such as our Eclipse II and PolarPro products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or that are identified as new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2004, 2003 and 2002. Our accumulated deficit as of September 30, 2006 was $124.2 million. Although we recorded net income of $2.4 million for the year ended December 31, 2005, we recorded a net loss of $5.9 million in the nine months ended September 30, 2006 and we may not return to profitability in any future periods. Our profitability for the year ended December 31, 2005 cannot be relied upon as any indication of our future operating results or prospects.

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

•                                                     mergers or acquisitions;

•                                                     the impact of import and export laws and regulations;

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

In the past, we have been involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This kind of litigation is expensive and consumes large amounts of management’s time and attention. Additionally, matters that we initially consider not material to our business could become costly. For example, we incurred substantial costs associated with the litigation and settlement of our dispute with Actel, which materially harmed our business. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this kind of litigation could materially harm our business.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

Generally Accepted Accounting Principles, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission, or SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts.  This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on The Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: January 10, 2007	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)             Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.