Form 10-K
period 2006-12-31
QUICKLOGIC CORPORATION
filed 2007-03-15
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

1277 Orleans Drive
Sunnyvale, CA 94089

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 990-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Rights to Purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2006, the Registrant’s most recently completed second fiscal quarter, was $114,149,000 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 28, 2007, the Registrant had 28,854,817 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on or about April 24, 2007.

QUICKLOGIC CORPORATION
TABLE OF CONTENTS

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

PART I

ITEM 1.                BUSINESS

Overview

QuickLogic Corporation, founded in 1988 and reincorporated in Delaware in 1999, is a fabless semiconductor company, providing the lowest power programmable solutions to expand application capabilities in the mobile, prosumer and industrial markets. We operate in a single industry segment where we design and sell Customer Specific Standard Products, or CSSPs, Embedded Standard Products, or ESPs, field programmable gate arrays, or FPGAs, associated design software and programming hardware. CSSPs implement customer-specific solutions as a standard product. Our ESP and FPGA devices are also standard products that can be programmed to perform desired logic functions. In 1991, we introduced our first FPGA products based upon our ViaLink® technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

Whether a customer uses our CSSPs as a complete solution, our ESPs as a known good starting point in their design, or our FPGAs as a “blank slate” to design their unique application, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption and add features or performance to their embedded applications. In addition, we believe that our products provide our customers with the lowest power consumption and highest intellectual property, or IP, security of all full featured FPGA devices.

Competitively, our products and solutions can offer significant power savings, performance, time-to-market and design security benefits when compared to traditional FPGAs; lower cost of ownership, time-to-market and increased system flexibility benefits when compared to the use of application specific integrated circuits, or ASICs; and increased system flexibility, product differentiation and design security benefits when compared to application specific standard products, or ASSPs.

We designed our Eclipse™ II and QuickPCI® II products to provide a low power solution for applications requiring medium to small amounts of programmable logic. Our new PolarPro™ architecture, released to production in 2006, builds on our Eclipse II architecture by providing low power consumption and a more cost-effective architecture. All PolarPro device circuitry is optimized for low power consumption through the new and innovative Very Low Power, or VLP, mode, power aware placement and glitch free clock gating. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

In addition to incorporating the lowest power full featured programmable logic, our solutions also provide:

•       Unmatched IP Security—we believe our products provide unmatched programmable logic design security, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology;

•       Small Form Factor—since our products do not require an additional device to store configuration data, we can provide single chip solutions, in packages as small as 6x6 millimeters;

•       Instant On—our ViaLink-based products require no configuration bit stream and thus are live at power up. This is critical in applications that need to be active as soon as power is supplied; and

•       High Reliability—our ViaLink-based devices are consistently more robust in harsh environments than SRAM-based FPGA products, since ViaLink-based products do not rely on an SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality.

The low power consumption, high performance, small form factor and fast time-to-market of our new products are ideal for power sensitive mobile applications that need to efficiently integrate storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us. Examples of how our new customers have utilized our new products include:

•       smartphones, where our solutions enable the simultaneous display of video on the handset and an external display;

•       portable navigation products, where our solutions allow a processor to access a micro hard disk drive or other peripherals while reducing total power consumption;

•       portable media players, where our solutions allow a processor to access a micro hard disk drive;

•       cellular data cards, where our solutions provide the lowest power interface between a cellular radio and laptop card slot; and

•       handheld point-of-sale, or POS, terminals, where our solutions enable Wi-Fi, BlueTooth and storage connectivity.

We market a range of solutions to our customers, including:

•       Customer Specific Standard Products incorporating our devices, intellectual property and software drivers. These complete solutions are targeted at specific low power application segments that have similar connectivity and performance requirements. In addition, the remaining programmable fabric can be utilized to address the customer’s specific requirements. By providing solutions for customers we increase their ability to meet the time-to-market pressures associated with their markets;

•       Embedded Standard Products incorporating a fixed function along with programmable logic in a low power device. Our customers build on this “known good starting point” to develop unique solutions required for their products, which eliminates the need to acquire and assemble industry standard IP, thus reducing design risk and improving time-to-market; and

•       FPGAs which are general purpose FPGAs used by customers who value the low power consumption, high IP security, instant on and reliability of our devices.

This range of solutions allows customers to acquire a solution tailored for their needs. Mobile product original design manufacturers, or ODMs, tend to prefer a complete solution, and purchase CSSPs. Other customers, such as a European cellular data card manufacturer, choose our ESP solutions, while military and gaming customers tend to prefer FPGAs.

In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We work with processor manufacturers, such as Marvell Technology Group Ltd. and Analog Devices, Inc., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK”. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

Product Technology

Our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver high performance, high reliability, intellectual property security and instant on features that our customers value. Unlike other programmable technologies, ViaLink uses metallurgical changes in amorphous silicon to complete connections. In particular, an unprogrammed ViaLink uses amorphous silicon to separate two conductors. Amorphous silicon is an excellent insulator, so the leakage current associated with an ‘open’ ViaLink is very low, which means that the overall ‘standby’ current of a ViaLink device is very low. When mixed with a metal such as Tungsten or Titanium, amorphous silicon can be turned into a silicide, which is a good conductor providing very low resistance in a ‘closed’ ViaLink. During programming, we use an electrical voltage to create the silicide and selectively ‘close’ the desired ViaLink connections. Along with the advantages of low leakage and low resistance, this metallurgical change is permanent with ‘instant on’ characteristics that are not susceptible to ‘single event upsets’ or ‘brownout’ conditions. Also, the fact that the silicide is low resistance means that only a small amount is required and, as a result, our ViaLink connections are very small, which translates into reduced silicon area, low parasitic capacitance and excellent routability, all of which contribute to high performance at low power and low cost relative to SRAM and flash-based field programmable gate array technologies.

Our Eclipse II and QuickPCI II products were the first products we designed specifically for low power mobile applications. We completed the design of these devices in the fourth quarter of 2004. Subsequently, we developed our proprietary PolarPro architecture to take further advantage of the unique strengths of the ViaLink technology and create our PolarPro line of FPGAs. These devices retain the features that have always made our products attractive to the military and industrial markets—high routability, high performance, instant on, high reliability and unmatched intellectual property security. The additional features introduced with the PolarPro architecture—such as our Very Low Power, or VLP, mode, power aware placement and glitch free clock gating—are critical to the mobile device market, while adding additional value to our traditional markets. The PolarPro architecture uses a more efficient logic cell than previous architectures. As a result, PolarPro devices have two times the logic per area as our previous generation of products, which results in significant cost savings.

We expect to announce our first Solution Platform product offering in March 2007. Solution platforms combine hard-wired logic and programmable logic on one device, which extends the Embedded Standard Product, or ESP, concept that we invented and pioneered. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

Industry Background

Consumer products are the new driver for semiconductor sales, and the needs of the consumer market bring a unique set of requirements as compared to traditional FPGA markets. One important trend in the consumer market is towards mobile, hand-held devices. Important industry trends affecting this market include miniaturization and the need to increase battery life. An equally important trend is shrinking product lifecycles, which drives a need for faster, lower risk product development. And of course, there is intense pressure on total cost of ownership, including component costs and development expenses. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, hand-held products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets. These industry trends are shifting the demand among different classes of core silicon. The three main classes of core silicon are:

•       Application Specific Standard Products, or ASSPs—ASSPs, other than processors, are fixed-function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions, and the functionality of these devices is fixed prior to wafer fabrication;

•       Programmable logic devices, or PLDs—PLDs are general-purpose devices, which can be used by a variety of electronic systems manufacturers, and are customized after purchase for a specific application. FPGAs are a subset of this category which are typically used to implement complex system functions; and

•       Application Specific Integrated Circuits, or ASICs—ASICs are custom devices designed and fabricated to meet the needs of one specific application for one end customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

ASSP use is largely driven by the adoption of industry standards that have been developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

•       Universal Serial Bus, or USB, is a medium speed connection standard that is used to connect many peripherals, such as Wi-Fi or DVB-H, to a processor, and is also used to connect two processors for the purpose of downloading or synchronizing information;

•       Consumer Electronics ATA, or CE-ATA, is a storage interface that is optimized for the mobile device market;

•       Integrated Drive Electronics, or IDE, also referred to as ATAPI, which controls storage devices such as micro hard disk drives, CD-ROMs and DVDs;

•       Secure Digital Input/Output, or SDIO, which allows the secure exchange of data, enabling usage restrictions to satisfy copyright holders;

•       Peripheral Component Interconnect, or PCI, mini-PCI and CardBus, which are standards developed to provide a high-performance, reliable and cost-effective method of connecting high-speed devices within a system; and

•       Ethernet, a widely used local area network, or LAN, transport standard that controls the interconnection between systems.

ASSPs offer the system designer proven functionality which reduces development time, risk and cost. However, since these devices are offered broadly to the market, it is challenging for a system designer to create differentiated products from these devices alone. Furthermore, in many situations the available ASSPs may not directly implement the desired function, which then requires the system designer to use a combination of ASSPs to achieve the desired result at the expense of increased cost, product size and power consumption. Additionally, as standards evolve or new standards are developed, ASSPs may not be available to implement desired functions. Therefore, many system designers supplement their ASSPs with customizable components such as PLDs or ASICs.

Programmable logic devices offer the system designer the ability to create custom functions that either provide product differentiation or make up for deficiencies in available ASSPs. Because PLDs are electrically customized, they can be customized by the designer at his location in minutes and, because blank PLDs are a standard product, lead times are short. Compared to ASSPs, PLDs require more designer input, since the designer has to develop the intellectual property, or IP, to go into the PLD, and may also have to develop the software to drive the IP. The additional designer input increases development time, development cost and development risk relative to an ASSP. However, compared to an ASIC, the programmability of a PLD reduces development time, cost and risk. Also, for any given function a PLD will have a higher unit cost and consume more power than either an ASSP or an ASIC as the device size required to implement a function in a PLD is larger than that of an ASSP or ASIC. Consequently PLDs have stratified into small PLDs like Complex Programmable Logic Devices, or CPLDs, that are low cost, low power, lower performance and simpler to design due to their small number of logic cells, and FPGAs, which are typically larger and have higher performance and power consumption. The small PLDs are typically used to ‘tweak’ designs made from a collection of ASSPs, whereas FPGAs are traditionally used to create high value custom designs.

ASICs offer the system designer the ability to create custom functions that have exceptionally low unit cost, low power, small size and high performance. The drawback to an ASIC is the expensive, time-consuming and high risk development cycle. As with PLDs, the system designer has to develop the IP and software, and because an ASIC requires its own mask set and production cycle, it is both expensive and slow to manufacture and debug. Thus ASICs tend to be used for high volume designs where the development cost can be offset by unit cost savings realized over a very high volume. While driving down the technology curve, also known as following Moore’s Law, has resulted in many benefits for ASICs, it has also created a huge design challenge. While the dramatic increase in mask costs with each new technology is well known, another factor is that each generation allows us to build far more complex devices, which take more time to define, to design and to debug. Thus development cost, development time and development risk increase with each generation, with the result that the volume required to offset the development cost increases. Unfortunately, it is often the case that a large, complex device can only serve a small number of SKUs, which makes it even harder to achieve the high volumes required to amortize the development costs, and large ASICs can not be easily adapted to changing market conditions.

System designers can customize their products using either programmable logic or ASICs, and the competitive dynamic between these classes of core silicon are well understood. The high development risk and expense and the opportunity cost of an ASIC is incurred to produce custom devices with a very low unit production cost. Suppliers of programmable logic devices, which have lower development risk, development expense and market risk relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic devices the solution of choice for custom products unless the volume is very high. These cost reduction efforts have significantly increased the volume needed to justify the total cost of an ASIC.

Industry Future

The traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, high reliability or intellectual property security is important. These markets are expected to continue to grow, but not as significantly as the consumer market.

The consumer market, especially the mobile device market, is not as well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology and have short product lifecycles and short development cycles, all of which clash with the long development cycles and high volume requirement of ASICs. Therefore, ASICs are used only in very high-volume mainstream consumer products. A military or industrial system designer would traditionally use a conventional FPGA device to implement a high value custom design because power requirements are not as critical. On the other hand, mobile system designers require very low power consumption to maximize battery life in their application, which is incompatible with the high power consumption of conventional FPGAs. Thus the average mobile system designer is effectively limited to ASSPs and small PLDs, which creates a virtually level playing field among mobile system designers, and makes product differentiation extremely hard to achieve.

QuickLogic’s Solutions

Our ViaLink technology is inherently the lowest power programmable technology used to design FPGAs. As a result, we have focused our product and marketing efforts on the mobile device market, where battery life is critical. However, low power is not the only issue faced by mobile device designers. In the highly competitive consumer market, many products are developed by smaller companies that don’t have the depth of design ability or lengthy design cycle that a military or industrial original equipment manufacturer, or OEM, has. This isn’t a problem when they are combining a number of ASSPs with a few small PLDs. However, these smaller OEMs often don’t have either the skill set or the time to develop high value, custom silicon designs needed to differentiate their products in the market. QuickLogic’s complete solutions address the needs of these designers.

We use our technology to create Customer Specific Standard Products, or CSSPs. A CSSP looks like an ASSP to the system designer, but is based on our programmable technology. From a mobile system designer’s perspective, an ASSP’s function is known and complete, and can consequently be designed into systems with a minimum amount of effort. One of the features of our ViaLink technology is that it is non-volatile, which means that we can program a device in our factory, and then ship it fully configured to a customer. To that customer, our solution then looks exactly like a custom ASSP. We are capable of providing complete solutions because of our investment in developing the low power designs and software required to implement specific functions or to share data between commonly used interfaces in mobile systems. In some cases, we develop the designs and software ourselves and, in other cases, we utilize third parties to develop the designs and/or software.

An important advantage to QuickLogic is that CSSP devices, like ASSPs, are chosen very early in the design cycle by the system architect, whereas PLDs are usually chosen late in the design cycle by the implementation team. Consequently, CSSPs can become part of a platform design from which several product designs are derived. Thus one design effort can result in multiple design wins for us. Another benefit of the CSSP approach is our early interaction with system architects about the challenges they face, which gives us better insight into trends and future needs.

The fact that we use our programmable technology to implement these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer’s requirements—once we have developed a CSSP, it is easy to utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as Universal Asynchronous Receiver/Transmitter, or UARTs, which minimizes system size and cost. Finally, by using programmable technology instead of ASIC technology, we reduce our development time, development risk and total cost—and are able to bring solutions to market quickly.

FPGAs which are based on SRAM or flash technology are not well suited to implementing ASSPs for the mobile device market. These conventional FPGAs consume more power, especially in standby mode, which makes them unsuitable for battery powered devices. These FPGAs may also require a separate configuration memory, which increases the total size of the solution. Finally, SRAM based FPGAs are not ‘instant on’, which significantly complicates system design, increases power consumption and typically results in increased development time, risk and cost.

By using ViaLink as a core technology, we can deliver our CSSP custom solutions that blend the benefits of traditional ASSPs with the flexibility advantages of programmable logic.

The second way we solve the mobile system designer’s problem is through our Design Services group. When a mobile system designer requires a high value, complex solution that is unlike any of the CSSPs that we already offer, he can engage with our Design Services group to develop a solution that meets his specific needs. For instance, a customer producing smartphones wanted us to implement logic that would allow their customers to view video or presentations on the handset and an external device simultaneously. We were able to quickly implement and debug this feature using our programmable logic technology, allowing the customer to come to market with a low power, differentiated product. We are now marketing this capability to other customers. In this model, the mobile system designer is the primary source of application knowledge and we provide the complex logic and low power design knowledge. From the customer’s perspective, this is very different from the ASIC model since we develop their solution on our standard product with programmable logic, which does not have the high NRE, tooling expense or inventory risk associated with ASIC wafer fabrication. In effect, we produce an energy efficient custom solution with significantly reduced development and debug time, risk and cost.

The QuickLogic Strategy

Our objective is to be the market leader in providing the lowest power programmable solutions available in the industry. We believe that our patented, proprietary ViaLink technology allows us to deliver programmable solutions with the lowest power consumption and highest IP security, while meeting system performance requirements. We believe our devices and solutions enable system manufacturers to reduce system power consumption, improve time-to-market and add features or performance to their embedded applications. To achieve our objective, we have adopted the following strategies:

Extend Technology Leadership

Our low power, high performance ViaLink technology, PolarPro and Eclipse II product architectures, standard product design capabilities, software driver capabilities, user-programmable platform and proprietary software design tools allow us to provide our prosumer and industrial mobile product customers with Customer Specific Standard Products, or CSSPs, that meet their unique design requirements. Our recently announced PolarPro products consume less power than Eclipse II and were designed with an architecture to meet the interconnect and system logic requirements of power sensitive and portable applications. Our PolarPro products are optimized for low power consumption through the new VLP mode, which provides an instant ability to lower power consumption when a device function is not needed. PolarPro addresses the interconnect and logic requirements of power sensitive, portable applications by including embedded circuitry for implementing high-bandwidth bus-to-bus interfaces, including large arrays of on-chip dual-port SRAM with co-located asynchronous First-In, First-Out, or FIFO, controllers, DDR interfaces for highly cost effective memory expansion and clock management units. In addition, PolarPro products include a new FPGA logic cell architecture, which delivers twice the logic density of Eclipse II, supporting lower costs and higher gross margin. Our first PolarPro products, the QL1P075, QL1P100, QL1P200 and QL1P300, are in production and we expect the QL1P600 and QL1P1000, the largest members of the product line based on the number of logic cells, to sample and be available for production in 2007.

We expect to announce our first Solution Platform product offering in March 2007. Solution platforms combine hard-wired logic and programmable logic on one device, which extends the ESP concept that we invented and pioneered. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

We intend to continue to invest in the development of ViaLink technology, product architectures and intellectual property and to utilize such developments in future product innovations. This core technology will enable our traditional customers to continue to use our devices as FPGAs for their custom, high value, silicon needs. The addition of intellectual property, CSSPs and design services will address the needs of the prosumer and industrial mobile device markets.

Provide a Range of Solutions

We recognize that our markets require a range of solutions, which we provide to our customers:

•       Customer Specific Standard Products: Our CSSPs are complete solutions for power critical or power sensitive applications. We typically target applications where we have a compelling low power advantage, identified customers and a large follow-on market potential. For instance, top-tier ODMs supplying handheld, battery powered devices, such as portable GPS systems or portable video recorders, are looking for complete solutions that combine low power consumption and high performance. Our solutions combine the lowest power FPGAs available in the industry today with intellectual property and software drivers to create CSSPs customized for these applications. Examples of intellectual property incorporated into these solutions include: processor interface; SDIO interface to SD cards, Wi-Fi chipsets, or mobile TV; Serial Peripheral Interface, or SPI, to Wi-Fi or mobile TV; high speed UART interface to GPS or BlueTooth; IDE and/or CE-ATA interface for use with micro hard disk drives, DVDs or CDs; and, PCI interface to an Ethernet or a Wi-Fi module. In March 2007, we expect to announce our first Solution Platform, and we expect to offer additional CSSPs based on this product offering. We are able to design our programmable solutions to deliver advanced System-on-a-Chip, or SoC, levels of power management by performing functions in our device instead of in a system’s embedded processor. We demonstrate solutions to customers using our mobile application boards. This demonstration capability is a key element in the selection of our products by a potential customer, and we then work with the customer to provide a solution tailored for their specific application.

•       Embedded Standard Products. Our ESPs combine a standard function and programmable logic in a single device. The standard function is essentially a “known good starting point” for our customers, and they utilize our programmable logic to complete their design. Customers in the cellular data card business, for instance, start with our QuickPCI products and add custom logic and software drivers to complete their designs. Our traditional customers benefit from using our ESPs, which combine the ease-of-use, guaranteed functionality, high performance, low non-recurring engineering charges and immediate availability of ASSPs with the flexibility and time-to-market advantages of programmable logic.

•       Field Programmable Gate Arrays. Many customers choose to add value to their end products by using our FPGAs to implement unique system logic in their product designs. For instance, customers in the gaming industry or serving military markets value the IP security, instant on, high performance and reliability of our FPGAs. To serve these customers, we deliver our ViaLink-based FPGAs as well as a complete environment for FPGA designs, including our QuickWorks and QuickTools development software and programming hardware. During 2005, we expanded our capabilities by partnering with Mentor Graphics® to provide industry leading synthesis and simulation tools, as well as an interface to other industry standard electronic design automation, or EDA, tools.

Strategic Relationships

We partner with market leaders and key suppliers to expand our served market and speed our time-to-market.

•       Partnering with Leading Component Suppliers. We are developing relationships with tier-one suppliers of embedded processors, storage components such as micro hard disk drives or flash memory, and networking components such as wireless LAN chipsets. The lowest power consumption, small form factor and high intellectual property security of our PolarPro, Eclipse II and QuickPCI II devices are compelling for other component suppliers, who can use our solutions in reference designs or application notes to expand their served markets. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

•       Partnering with our Key Suppliers. As a part of our product strategy, we have formed strategic relationships with Mentor Graphics Corporation, Tower Semiconductor Ltd., Amkor Technology, Inc., Taiwan Semiconductor Manufacturing Company, or TSMC, Unisem (M) Berhard and other companies to expand the range of technology that we embed in our products. These alliances are an essential element of our product strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in programmable logic EDA synthesis tools, intellectual property development, wafer fabrication, package engineering and assembly, we can devote our efforts to the development of targeted, well-defined products and solutions.

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

Customers and Markets

The following is a representative list of our current customers and the markets in which they do business:

Market Segment	Customer	Application
Instrumentation and Test	Curlin Medical Dot Systems Honeywell Medtronic Teradyne Tyco Healthcare	Medical electronics Transportation test equipment Aircraft navigation and flight controls Medical electronics Semiconductor test equipment Medical electronics
Military & Aerospace Systems	BAE Systems DY-4 General Dynamics L-3 Communications Lockheed Martin Raytheon RF Communications Rockwell Collins

Military flight controls
VME-based computer systems
Military communications equipment
Aircraft data recorders and telemetry
Military single board computers
Munitions and displays
Military radios
Military communications equipment

Data Communications and Telecommunications	Motorola Nortel Option Wireless	Cellular base stations Telecom switching equipment 3G data cards for laptop computers
Video, Audio and Graphics Imaging	Electrosystems Konami Quartics Samsung	Casino gaming Casino gaming Video compression Flat panel display controllers

A significant portion of our revenue comes from sales to customers located outside of the United States, distributors and key customers. Our two largest customers represented 14% and 13% of revenue in

2006. Please see Note 14 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

In the past, there has not been a predictable seasonal pattern to our business. However, as we increase our engagements with mobile market customers, we may experience seasonal patterns in the future.

Sales and Technical Support

We sell our products through a network of sales managers, independent sales representatives and point-of-sale distributors in North America, Europe, Japan and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in California, Minnesota, Texas, Massachusetts, New Hampshire and Pennsylvania. We also have international sales operations in the United Kingdom, Germany, China, Japan, Hong Kong, Taiwan and India. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region of responsibility, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Distributors also create demand for our devices and solutions, generally focusing on customers who are not directly served by our sales managers. Currently, we have two distributors in North America and a network of 19 distributors throughout Europe and Asia to support our international business. Our distributors work with our regional sales managers in identifying new opportunities for our devices and solutions and providing technical support, along with other value-added services.

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

•       rapid technological change;

•       short product lifecycles; and

•       strong domestic and foreign competition.

We believe that important competitive factors in our market are:

•       power consumption;

•       time-to-market for our customers;

•       products and solutions designed for specific applications;

•       product and solution performance, reliability, price and form factor;

•       design services and technical service and support;

•       length of our development cycle;

•       intellectual property protection;

•       ease of use, functionality and installed base of development system software;

•       access to sources of raw materials, wafer fabrication facilities and assembly capacity; and

•       market presence and financial strength of the Company and its competitors.

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors include: (1) suppliers of conventional standard products, such as PLX Technology and Oxford Semiconductor; (2) suppliers of CPLDs, including Lattice Semiconductor and Altera; (3) suppliers of FPGAs, particularly Xilinx and Actel; (4) suppliers of ASICs, including Winbond and LSI Logic; and (5) suppliers of embedded processors, such as Freescale Semiconductor. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. As we introduce additional solutions, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by our solutions. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies.

Research and Development

Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce devices and solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development.

As of the end of 2006, our research and development staff consisted of 54 employees located in Canada, India and California.

•       Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third-party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

•       Our FPGA design engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used stand-alone or combined with standard functions to form solutions.

•       Our ASSP design engineering group develops or integrates standard functions with programmable devices to produce ESPs and Solution Platforms.

•       Our software group develops the design libraries, interface routines and place and route software that allow our customers to use third-party design environments to develop designs that are incorporated into our programmable devices.

•       Our system group develops IP blocks and associated software drivers that form the basis of our CSSPs.

Manufacturing

We have close relationships with third-party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing to TSMC, Tower, Samsung Semiconductor, Inc. and Kawasaki Microelectronics, Inc. TSMC manufactures our pASIC®3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other ESP products using a five-layer metal, 0.25 micron process on eight-inch wafers. Samsung and Kawasaki manufacture our ASSP products. We purchase products from TSMC, Samsung and Kawasaki on a purchase order basis.

Tower manufactures our PolarPro, Eclipse II, certain QuickPCI II and QuickMIPS devices, and will manufacture new products currently under development, such as our Solution Platform, using a six-layer metal, 0.18 micron CMOS process incorporating our ViaLink technology. We have invested $21.3 million in Tower as part of Tower’s efforts to build and equip their wafer fabrication facility. Our investment guarantees us a portion of their fabrication facility’s available wafer capacity at competitive pricing. Our Tower agreement provides for guaranteed capacity availability through at least 2010.

Outsourcing of wafer manufacturing enables us to take advantage of these suppliers’ high-volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc. We have entered into a contractual partnership with Amkor to provide package design services.

Product Revenue Transition

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired at the end of 2005. We previously announced an end-of-life for these products and asked our customers to take delivery of lifetime buy orders before the end of 2005. These products contributed $5.8 million, $21.1 million and $17.9 million of our revenue in 2006, 2005 and 2004, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Because of the end-of-life of these products, we have experienced a significant reduction in pASIC 1 and pASIC 2 revenue since the third quarter of 2005 and believe that these products will not contribute significant revenue in 2007. We have no further manufacturing capacity for these products and any future revenue is limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. These products contributed $2.2 million and $3.6 million of our revenue in 2006 and 2005, respectively. We expect that these products will contribute less than 5% of revenue after 2007.

In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our PolarPro, Eclipse II and QuickPCI II products, and the development and marketing of additional new products and solutions.

Employees

As of December 31, 2006, we had a total of 147 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are favorable.

Intellectual Property

Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 96 U.S. patents and have six pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of three patents and have a total of six patent applications pending. Our issued patents expire between 2010 and 2024. We have also registered ten trademarks with the U.S. Patent and Trademark Office.

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

The following table sets forth certain information concerning our current executive officers and directors as of February 28, 2007:

Name	Age	Position
E. Thomas Hart	65	Chairman, President and Chief Executive Officer
Terry L. Barrette	50	Vice President, Operations
Catriona Meney	45	Vice President, Human Resources and Development
Carl M. Mills	52	Vice President, Finance and Chief Financial Officer
Andrew J. Pease	56	Vice President, Worldwide Sales
Timothy Saxe	51	Senior Vice President, Engineering and Chief Technology Officer
Nicholas Aretakis	45	Director
Michael J. Callahan	71	Director
Arturo Krueger	67	Director
Christine Russell	57	Director
Gary H. Tauss	52	Director

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

Catriona Meney joined QuickLogic in September 2003 and has served as our Vice President, Human Resources and Development since October 2006. Prior to joining QuickLogic, Ms. Meney was Vice President International Human Resources at Ocular Sciences, Inc., a global manufacturer of contact lenses, from September 2001 to June 2002. In October 2000, Ms. Meney relocated to the United States. From May 1984 to October 2000, Ms. Meney held several human resource positions at Standard Life Assurance Co., an international financial services provider, located in Scotland, most recently as their

Senior Human Resources Business Partner. Prior experience includes human resource positions at Sun Microsystems BV. Ms. Meney holds a M.A. degree, with honors, from the University of Glasgow in Scotland.

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

Andrew J. Pease has served as our Vice President, Worldwide Sales since November 2006. From July 2003 to June 2006, Mr. Pease was Vice President of Worldwide Sales of Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds a B.S. degree from the United States Naval Academy and an M.S. in computer science from the Naval Postgraduate School in Monterey, California.

Timothy Saxe joined QuickLogic in May 2001 and has served as our Chief Technology Officer and Senior Vice President, Engineering since August 2006, and Vice President, Engineering since November 2001. From November 2000 to February 2001, Mr. Saxe was Vice President of FLASH Engineering at Actel Corporation, a semiconductor manufacturing company. Mr. Saxe joined GateField Corporation, a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Mr. Saxe became GateField’s Chief Executive Officer in February 1999 and served in that capacity until GateField was acquired by Actel in November 2000. Mr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. degree and a Ph.D. in electrical engineering from Stanford University.

Nicholas Aretakis has served as a member of our Board of Directors since May 2006. Since December 2006, Mr. Aretakis has been a consultant to semiconductor companies serving the telecommunications and consumer markets. From October 2005 until December 2006, Mr. Aretakis served as Vice President of Worldwide Sales at Advanced Analogic Technologies, Inc., a provider of power management integrated circuits. From December 2001 until May 2004, Mr. Aretakis was in the Office of the President for GlobespanVirata, Inc., a provider of broadband communications integrated circuits. From May 1998 until December 2001, Mr. Aretakis was Vice President of Worldwide Sales for GlobeSpan, Inc., a provider of broadband communications integrated circuits. Earlier in his career, he served in a variety of sales and marketing roles at ESS Technology, Inc., Media Vision, Inc., SEEQ Technology, Inc. and MicroChip Technology, Inc. Mr. Aretakis holds a B.S. in Electrical Engineering from Columbia University and a B.A. in Mathematics, cum laude, from Hobart College.

Michael J. Callahan has served as a member of our Board of Directors since July 1997. From March 1990 through his semi-retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, Inc., a producer of peripheral integrated circuits. From 1978 to March 1990, Mr. Callahan held various positions at Monolithic Memories, Inc., a semiconductor manufacturing company, most recently as its President. During his tenure as President, Monolithic Memories became a subsidiary of Advanced Micro Devices, Inc., a semiconductor manufacturing company, where Mr. Callahan was Senior Vice President of Programmable Products. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor for 16 years where he was

Director of Research and Development as well as Director of Linear Operations. Mr. Callahan also serves on the board of Micrel, Incorporated, a provider of analog power, mixed-signal and digital semiconductor devices, and Teknovus, Inc., a privately held company specializing in communications chipsets for subscriber access networks. Mr. Callahan holds a B.S.E.E. degree from the Massachusetts Institute of Technology.

Arturo Krueger has served as a member of our Board of Directors since September 2004. Mr. Krueger has more than 40 years of experience in systems architecture, semiconductor design and development, operations, and marketing as well as general management. Since February 2001, Mr. Krueger has been a consultant to automobile manufacturers and semiconductor companies serving the automotive and telecommunication markets. Mr. Krueger was Corporate Vice President and General Manager of Motorola’s Semiconductor Products Sector for Europe, Middle East and Africa from January 1998 until February 2001. Mr. Krueger was the Strategic and Technology/Systems advisor to the President of Motorola’s Semiconductor Products Sector from 1996 until January 1998. In addition, Mr. Krueger was the Director of the Advanced Architectural and Design Automation Lab at Motorola. Mr. Krueger is a director of Marvell Technology Group Ltd., a semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits, and NemeriX S.A., a provider of integrated circuits specializing in ultra low power RF and baseband chipsets for GPS and wireless applications. He holds an M.S. degree in Electrical Engineering from the Institute of Technology in Switzerland, and has studied Advanced Computer Science at the University of Minnesota.

Christine Russell   has served as a member of our Board of Directors since June 2005. Since June 2006, Ms. Russell has been Vice President and Chief Financial Officer of Virage Logic Corporation, a provider of advanced intellectual property for the design of integrated circuits. Ms. Russell served as Senior Vice President and Chief Financial Officer of OuterBay Technologies, Inc., a privately held software company enabling information lifecycle management for enterprise applications, from May 2005 until February 2006, when OuterBay was acquired by Hewlett-Packard Company. From October 2003 to May 2005, Ms. Russell served as the Chief Financial Officer of Ceva, Inc., a company specializing in semiconductor intellectual property offering digital signal processing cores and application software. From October 1997 to October 2003, Ms. Russell served as the Chief Financial Officer of Persistence Software, Inc., a company specializing in enterprise software providing infrastructure for distributed computing. Prior to 1997, Ms. Russell served in senior financial management positions with a variety of technology companies for a period of more than twenty years. Ms. Russell is a director of Peak International, Inc. Peak is a supplier of precision-engineered packaging products for storage, transportation and automated handling of high technology products. Ms. Russell holds a B.A. degree and an M.B.A. degree from the University of Santa Clara.

Gary H. Tauss   has served as a member of our Board of Directors since June 2002. Since October 2006, Mr. Tauss has been President and Chief Executive Officer of Mobidia Technology, Inc., a provider of performance management software that enables wireless operators to provide users with high-quality mobile content. From May 2005 until the sale of its assets to Transaction Network Services, Inc. in March 2006, Mr. Tauss served as President, Chief Executive Officer and director of InfiniRoute Networks Inc., a provider of software peering services for wireline and wireless carriers. From October 2002 until April 2005, Mr. Tauss served as President and Chief Executive Officer of LongBoard, Inc., a company specializing in fixed-to-mobile convergence application software for leading carriers and service providers. From August 1998 until June 2002, Mr. Tauss was President, Chief Executive Officer and a director of TollBridge Technologies, Inc., a developer of voice-over-broadband products. Prior to co-founding TollBridge, Mr. Tauss was Vice President and General Manager of Ramp Networks, Inc., a provider of Internet security and broadband access products, with responsibility for engineering, customer support and marketing. Mr. Tauss is the Chairman of LongBoard. Mr. Tauss earned both a B.S. and an M.B.A. degree at the University of Illinois.

ITEM 1A.        RISK FACTORS

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

We are marketing our PolarPro, Eclipse II and QuickPCI II products to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our low power PolarPro, Eclipse II and QuickPCI II products and solutions based on these products have a compelling advantage in low power applications, and that this business will provide long-term revenue growth for QuickLogic, but there is no assurance when this will occur. Some of the opportunities for our new products are in the rapidly changing mobile market, which typically has shorter product lifecycles, higher volumes and greater price pressure than our traditional business. In order to react quickly to opportunities or to obtain favorable wafer prices, we have made significant investments in and commitments to purchase PolarPro and Eclipse II inventory. In addition, the nature of the mobile market and the customers that operate in this market may cause revenue to fluctuate significantly from quarter to quarter. For example, while our new product revenue increased in the second and third quarters of 2006, it declined in the fourth quarter of 2006 due to the maturity and product lifecycle of a significant customer for these products. If we are unable to design, produce and sell new solutions and products that meet design specifications, address customer requirements and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, if we are unable to obtain adequate capacity on a timely basis, if we are unable to develop Custom Specific Standard Products, or CSSPs, or solutions in a timely manner, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially effected, we may be required to write-off related inventory and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

We spend significant time and money to design and develop products and customer solutions around an industry standard, such as Universal Serial Bus, or USB, and Integrated Drive Electronics, or IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and adopt new technologies in the future. We expect other programmable product companies to expand their low power product offering and compete more directly with our lowest power products. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

The announced end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. Revenue from these products was $5.8 million and $21.1 million in 2006 and 2005, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Future revenue from pASIC 1 and pASIC 2 products is limited to inventory on hand and we do not expect significant revenue from these products in 2007. Our operating results and liquidity have been adversely affected by the end-of-life of these products as we are currently operating at a net loss and expect negative cash flow at our current revenue level. To mitigate the affects of the end-of-life of our pASIC 1 and pASIC 2 products, we plan to develop customer demand for new products, such as PolarPro, Eclipse II and QuickPCI II, which have active customer designs but limited revenue history. The pASIC 1 and pASIC 2 revenue decline has been more rapid than the revenue growth from our PolarPro, Eclipse II, QuickPCI II and other products. While we expect revenue growth from PolarPro, Eclipse II, QuickPCI II, other products and new products will offset the decline in pASIC 1 and pASIC 2 revenue, there is no assurance when this will occur.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. For instance, our pASIC 1 and pASIC 2 devices were fabricated by a single supplier, and the expiration of this supply agreement has had a significant effect on our business. We recently announced the end-of-life of our V3 products, due primarily to a supplier’s decision to stop manufacturing these products. V3 products contributed $2.2 million and $3.6 million of revenue in 2006 and 2005, respectively, and we currently do not expect these devices to contribute significant revenue after 2007. Tower solely manufactures our PolarPro, Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development. In addition, demand for assembly capacity at our primary supplier may increase. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may be unwilling or unable to make. We sell programmers to customers that are made by a single supplier. Programming capacity at our sub-contractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC 1 and pASIC 2 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, in the second quarter of 2006, we entered into an agreement with Amkor to secure assembly capacity that required a payment of $1.0 million that is refundable if we meet certain volume commitments. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Furthermore, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers on commercially reasonable terms. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our PolarPro, Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At the end of 2006, the value of our Tower investment was $2.3 million and the value of our wafer credits recorded on our balance sheets was $3.6 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, we wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively.

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

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc., who recently purchased the XScale business unit from Intel, and Analog Devices, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; and (3) specific industry standards such as PCI, IDE and Secure Digital Input/Output, or SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a solution incorporating a specific embedded processor, a micro hard disk drive and our Eclipse II device that improves performance and lowers the overall power consumption of an application. If our solutions are not incorporated into customer products, if our partners discontinue production of or incorporate our solution into their product offerings, or if the informal partnerships are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related long-lived assets.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic OEM of instrumentation and test equipment accounted for 13% of revenue in both 2005 and 2006 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 14% of revenue in 2006. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at the end of 2006 was $24.6 million. At the end of 2006, our interest-bearing debt consisted of $2.5 million outstanding from Silicon Valley Bank and $1.4 million outstanding under capital leases. On June 30, 2006, we amended and restated our credit facility with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn through June 2007. At the end of 2006, we had $5.0 million available to borrow under our revolving credit facility and $442,000 available to borrow under our equipment line of credit.

At the end of 2006, we held 1,344,543 Tower ordinary shares available for sale valued at approximately $2.3 million based upon the market closing price of $1.71 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $4.0 million in the next twelve months. At the end of 2006, we had commitments to purchase $2.1 million of wafer inventory.

As a result of potential investments, current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our new PolarPro, Eclipse II and QuickPCI II products and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with certain third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders on our vendors in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead-times. These factors may result in product shortages or excess product inventory. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single vendor. Our failure to adequately forecast demand for our products could materially harm our business.

Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs

Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor devices nonfunctional. New manufacturing techniques or fluctuations in the manufacturing process may change the performance distribution and yield of our products. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance characteristics. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or requalify their products. As a result, we may incur substantially higher manufacturing costs, inventory shortages or reduced customer demand.

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products, such as our CSSPs, PolarPro products and Eclipse II products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes, such as at Tower, are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or that are identified as new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2006, 2004, 2003 and 2002. Our accumulated deficit as of the end of 2006 was $127.5 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $9.2 million in 2006 and we may not return to profitability in any future periods.

We depend upon third party distributors to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third-party distributors to market and sell a significant portion of our products. We typically have only a few distributors serving each geographic market, and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors. Additionally, distributors that we have contracted with may acquire, be acquired or merge with other distributors which may result in the termination of our contract or less effort being placed on the marketing, sale and support of our products and solutions. As a result, our future performance will depend in part on our ability to retain our existing distributors and to attract new distributors that will be able to effectively market, sell and support our products and solutions. The loss of one or more of our principal distributors, or our inability to attract new distributors, could materially harm our business.

Many of our distributors, including our principal distributors, market and sell products for other companies. Many of these products may compete directly or indirectly with our products and solutions. Also, we generally are not one of the principal suppliers of products to our distributors. If our distributors give higher priority or greater attention to the products of other companies, including products that compete with our products and solutions, our business would be materially harmed.

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

•       short product lifecycles; and

•       strong domestic and foreign competition.

If we are not able to compete successfully in this environment, our business will be materially harmed.

Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including, but not limited to, re-programmability and lower price. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation and Lattice Semiconductor Corporation. Xilinx and Altera

together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

•       the development of new products, solutions and advanced manufacturing technologies;

•       the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools;

•       the ability to engage with companies that provide synergistic products and services;

•       the incorporation of industry standards in our products and solutions;

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; diversion of resources from other development projects or market opportunities; our ability to incorporate licensed technology in our products and solutions; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products. For instance, we have licensed certain microprocessor technology from MIPS Technologies and obtained other elements of our products from third-party companies. In the fourth quarter of 2004, we determined that the expected revenue and gross profit from these products would not be sufficient to recover the full carrying value of the acquired technology and other long-lived assets, and we recorded a $3.2 million long-lived asset impairment charge. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventory which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors’ facilities or our suppliers’ facilities, our business could be seriously harmed.

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

The market price of our common stock may fluctuate significantly and could lead to securities litigation

Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the subject of similar litigation. Securities litigation could result in substantial costs and divert management’s attention.

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

For example, FASB has issued SFAS No. 123(R), “Share-Based Payment,” which we adopted in the first quarter of 2006. SFAS 123(R) requires us to measure compensation costs for all stock-based compensation awards (including our stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense over the vesting period. If this accounting pronouncement had been in effect during 2005, we would have reported a net loss.

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

As of December 2006, we have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result of our internal review of stock option granting practices and related accounting, we have identified and are implementing enhanced controls and process improvements in connection with the issuance of equity awards. However, our internal review has not identified any weaknesses in our existing internal control systems. We performed the system and process evaluation and testing required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404. As a result, we incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

We have implemented import and export control procedures to comply with United States regulations but we are still exposed to potential risks from import and export activity

Our products, solutions, technology and software are subject to import and export control laws and regulations which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce and U.S. Department of the Treasury. These restrictions may impact deliveries to customers or limit development and manufacturing alternatives. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. and applicable international laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions or penalties by regulatory authorities. Such penalties can include civil, criminal or administrative remedies such as loss of export privileges. We cannot be certain as to the outcome of an evaluation, investigation, inquiry or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

As a result of our internal stock option review, the SEC has opened an informal inquiry into our stock option granting practices and related accounting that may not be resolved favorably and may require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations, and cash flows

During 2006, the SEC opened an informal inquiry into our historical stock option practices and related accounting. The period of time necessary to resolve the SEC inquiry is uncertain and could require significant management and financial resources that could otherwise be devoted to the operation of our business. In addition, considerable legal and accounting expenses related to these matters may be incurred in the future. We cannot predict the outcome of the SEC inquiry. If we or any of our current or former officers or directors is subject to an adverse finding resulting from the SEC inquiry, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, financial position, cash flows and the trading price of our securities. In addition, if the inquiry continues for a prolonged period of time, this could have the same effects, regardless of the outcome.

If we do not maintain compliance with the listing requirements of the Nasdaq Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders

Our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities were delisted from the Nasdaq Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities, or “blue sky,” laws, which adds substantial compliance costs to securities issuances, including shares issued pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the Nasdaq Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

On March 13, 2007, we received a comment letter from the SEC relating to our Form 8-K filed on January 31, 2007 in which the SEC asked that we remove from future filings the non-GAAP statements of operations and instead disclose only those non-GAAP measures used by management that we wish to highlight to investors with the appropriate reconciliations. We intend to respond to this comment letter from the SEC by the specified date in the comment letter.

ITEM 2.                PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let approximately 8,000 square feet of this facility through November 2007. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan; London, England; Munich, Germany; and Tokyo, Japan. We believe that our existing facilities are adequate for our current needs.

ITEM 3.                LEGAL PROCEEDINGS

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including QuickLogic, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. QuickLogic is not among the test cases and it is unclear what impact this will have on the class certified in the QuickLogic action or on the proposed settlement pending before the court. If this settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 31, 2006:
First Quarter (through April 2, 2006)	$5.74	$3.88
Second Quarter (through July 2, 2006)	$6.45	$4.80
Third Quarter (through October 1, 2006)	$5.07	$2.65
Fourth Quarter (through December 31, 2006)	$3.65	$2.62
Fiscal Year Ending January 1, 2006:
First Quarter (through April 3, 2005)	$4.19	$2.60
Second Quarter (through July 3, 2005)	$4.38	$3.15
Third Quarter (through October 2, 2005)	$4.51	$3.34
Fourth Quarter (through January 1, 2006)	$4.13	$2.94

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $2.64 per share on February 28, 2007. As of February 28, 2007, there were 28,854,817 shares of common stock outstanding that were held of record by approximately 246 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities. We estimate that the number of beneficial stockholders of the shares of our common stock as of February 28, 2007 was approximately 5,800.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Shelf Registration

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the Securities and Exchange Commission. As a result of the Company’s internal stock option review, the Company was not able to file its Forms 10-Q for the second and third quarter of 2006 on a timely basis. Therefore, the Company will not be eligible to use the Company’s Form S-3 until all reports under the Exchange Act have been timely filed for at least 12 months.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2001 to December 31, 2006 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2001 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among QuickLogic Corporation, The S & P 500 Index
And The S & P Semiconductors Index

*                     $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. As of December 31 for each year.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.                SELECTED FINANCIAL DATA

	Fiscal Years
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$34,924	$48,259	$44,612	$41,969	$32,581
Cost of revenue	17,739	18,124	20,878	21,021	19,572
Gross profit	17,185	30,135	23,734	20,948	13,009
Operating expenses:
Research and development	9,303	9,648	11,885	10,500	13,113
Selling, general and administrative	18,062	16,855	15,905	15,769	15,249
Long-lived asset impairment(2)	—	—	3,201	—	—
Goodwill impairment(3)	—	—	—	—	11,428
Restructuring costs(4)	—	—	—	—	783
Income (loss) from operations	(10,180)	3,632	(7,257)	(5,321)	(27,564)
Write-down of marketable securities(5)	—	(1,466)	(1,532)	—	(3,816)
Gain on sale of investment in Tower Semiconductor Ltd.(6)	—	—	—	719	—
Interest expense	(329)	(189)	(255)	(178)	(71)
Interest income and other, net	1,366	542	212	61	164
Income (loss) before income taxes	(9,143)	2,519	(8,832)	(4,719)	(31,287)
Provision for income taxes	71	169	—	—	—
Net income (loss)	$(9,214)	$2,350	$(8,832)	$(4,719)	$(31,287)
Net income (loss) per share:
Basic	$(0.32)	$0.09	$(0.35)	$(0.20)	$(1.34)
Diluted	$(0.32)	$0.08	$(0.35)	$(0.20)	$(1.34)
Weighted average shares:
Basic	28,485	26,954	25,493	24,110	23,291
Diluted	28,485	28,039	25,493	24,110	23,291

	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,621	$28,283	$24,914	$26,443	$13,001
Working capital	28,699	34,043	27,386	25,577	21,315
Total assets	50,235	54,996	50,941	58,363	62,131
Long-term obligations, excluding current portion	1,618	2,571	2,192	2,723	1,455
Total stockholder’s equity	37,368	42,237	36,166	43,868	44,931

(1)           The Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) and Staff Accounting Bulletin No. 108 in 2006. See Notes 2, 3 and 12 in Part II, Item 8 of this Form 10-K.

(2)           Long-lived asset impairment in 2004 consisted of a $3.2 million non-cash charge. Due to a reduction in expected product revenue, we wrote down the assets associated with our QuickMIPS products to their estimated fair market value.

(3)           Goodwill impairment in 2002 consisted of an $11.4 million non-cash charge. The charge completely wrote off the goodwill amount attributable to our asset acquisition of V3 Semiconductor, Inc.

(4)           Restructuring costs in 2002 of $783,000 resulted from a reduction in our worldwide headcount by approximately 25% and the closure of offices in La Palma, California and Richardson, Texas.

(5)           Write-down of marketable securities consisted of a non-cash charge of $1.5 million, $1.5 million and $3.8 million in 2005, 2004 and 2002, respectively, for the write-down of our equity investment in Tower Semiconductor Ltd. to market value.

(6)           Gain on sale of investment in Tower Semiconductor Ltd. in 2003 consisted of $719,000 from the sale of 412,825 available-for-sale Tower ordinary shares which generated total proceeds of approximately $2.1 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers, (7) industry trends, and (8) the commercial success of our products.

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the commercial and technical success of our new products such as PolarPro™, Eclipse™ II and QuickPCI® II, (2) our successful introduction of products and solutions incorporating emerging technologies or standards, (3) limited visibility into demand for our products including demand from significant customers or for new products, (4) the impact of the decline in revenue from our pASIC® 1 and pASIC 2 products, (5) our dependence upon single suppliers to fabricate and assemble our products, (6) the success of our partnership efforts, and (7) the liquidity required to support our future operating and capital requirements. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fabless semiconductor company providing the lowest power programmable solutions to expand application capabilities in the mobile, prosumer and industrial markets. We operate in a single industry segment where we design and sell Customer Specific Standard Products, or CSSPs, Embedded Standard Products, or ESPs, field programmable gate arrays, or FPGAs, associated design software and programming hardware. CSSPs implement customer-specific solutions as a standard product. Our ESP and FPGA devices are also standard products that can be programmed to perform desired logic functions. In 1991, we introduced our first FPGA products based upon our ViaLink® technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

Whether a customer uses our CSSPs as a complete solution, our ESPs as a known good starting point in their design, or our FPGAs as a “blank slate” to design their unique application, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption and add features or performance to their embedded applications. In addition, we believe that our products and solutions provide our customers with the lowest power consumption and highest intellectual property, or IP, security of all full featured FPGA programmable logic devices.

Competitively, our products and solutions can offer significant power savings, performance, time-to-market and design security benefits when compared to traditional FPGAs; lower cost of ownership, time-to-market and increased system flexibility benefits when compared to the use of application specific integrated circuits, or ASICs; and increased system flexibility, product differentiation and design security benefits when compared to application specific standard products, or ASSPs.

In addition to incorporating the lowest power full featured programmable logic, our solutions also provide:

•       Unmatched IP Security—we believe our products provide unmatched programmable logic design security, since it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology;

•       Small Form Factor—since our products do not require an additional device to store configuration data, we can provide single chip solutions, in packages as small as 6x6 millimeters;

•       Instant On—our ViaLink-based products require no configuration bit stream and thus are live at power up. This is critical in applications that need to be active as soon as power is supplied; and

•       High Reliability—our ViaLink-based devices are consistently more robust in harsh environments than SRAM-based FPGA products, since ViaLink-based products do not rely on an SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality.

Our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver high performance, high reliability, intellectual property security and instant on features that our customers value. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the ASSP and the FPGA portions of CSSPs and ESPs.

We designed our Eclipse II and QuickPCI II products to provide a low power solution for applications requiring medium to small amounts of programmable logic. Our new PolarPro architecture, released to production in 2006, builds on our Eclipse II architecture by providing low power consumption and a more cost-effective architecture. All PolarPro device circuitry is optimized for low power consumption through the new and innovative Very Low Power, or VLP, mode, power aware placement and glitch free clock gating. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

We expect to announce our first Solution Platform product offering in March 2007. Solution platforms combine hard-wired logic and programmable logic on one device, which extends the Embedded Standard Product, or ESP, concept that we invented and pioneered. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

We market a range of solutions to our customers, including:

•       Customer Specific Standard Products incorporating our devices, intellectual property and software drivers. These complete solutions are targeted at specific low power application segments that have similar connectivity and performance requirements. In addition, the remaining programmable fabric can be utilized to address the customer’s specific requirements. By providing customized solutions for customers we increase their ability to meet the time-to-market pressures associated with their markets;

•       Embedded Standard Products incorporating a fixed function along with programmable logic in a low power device. Our customers build on this “known good starting point” to develop unique solutions required for their products, which eliminates the need to acquire and assemble industry standard IP, thus reducing design risk and improving time-to-market; and

•       FPGAs which are general purpose FPGAs used by customers who value the low power consumption, high IP security, instant on and reliability of our devices.

This range of solutions allows customers to acquire a solution tailored for their needs. Mobile product original design manufacturers, or ODMs, tend to prefer a complete solution, and purchase CSSPs. Other customers, such as a European cellular data card manufacturer, choose our ESP solutions, while military and gaming customers tend to prefer FPGAs.

Consumer products are the new driver for semiconductor sales, and the needs of the consumer market bring a unique set of requirements as compared to traditional FPGA markets. One important trend in the consumer market is towards mobile, hand-held devices. Important industry trends affecting this market include miniaturization and the need to increase battery life. An equally important trend is shrinking product lifecycles, which drives a need for faster, lower risk product development. And of course, there is intense pressure on total cost of ownership, including component costs and development expenses. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, hand-held products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets.

The low power consumption, high performance, small form factor and fast time-to-market of our new products are ideal for power sensitive mobile applications that need to efficiently integrate storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us. Examples of how our new customers have utilized our new product:

•       smartphones, where our solutions enable the simultaneous display of video on the handset and an external display;

•       portable navigation products, where our solutions allow a processor to access a micro hard disk drive or other peripherals reducing total power consumption;

•       portable media players, where our solutions allow a processor to access a micro hard disk drive;

•       cellular data cards, where our solutions provide the lowest power interface between a cellular radio and a laptop card slot; and

•       handheld point-of-sale, or POS, terminals, where our solutions enable Wi-Fi, BlueTooth and storage connectivity.

Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We work with processor manufacturers, such as Marvell Technology Group Ltd. and Analog Devices, Inc., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

Under the direction of the Audit Committee of the Board of Directors, we voluntarily conducted an internal review of our historical stock option granting practices and related accounting for the period from October 15, 1999, the date of our initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. We did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with generally accepted accounting principles, or GAAP, or our stated policies and procedures. However, based on our results of the review and analysis of the facts, we determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all the quantitative and qualitative factors in accordance with Staff Accounting Bulletin No. 99, “Materiality,” we determined that these adjustments were not material to any prior year and, thus, have not restated our consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause our 2006 consolidated financial statements to be materially misstated, we concluded that the cumulative effect adjustment method of initially applying the guidance of SAB 108 was appropriate. Accordingly, we elected early adoption of SAB 108 in the second quarter of 2006 and the cumulative affect of the adjustment was reflected as in increase to the carrying amount of additional paid-in capital as of January 1, 2006, with an offsetting entry to accumulated deficit. Furthermore, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002. As a result of our review and as part of our overall Sarbanes-Oxley compliance efforts, we are implementing enhanced controls and process improvements in connection with the issuance of stock option grants and modifications. See Note 3 of the consolidated financial statements in Item 8 of this report for additional information regarding our review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment to previously issued consolidated financial statements. See also Item 9A, Controls and Procedures.

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

During 2003, we sold 412,825 of the available-for-sale Tower ordinary shares for total proceeds of approximately $2.1 million and recognized a gain in the amount of $719,000.

As of December 31, 2006, we held 1,344,543 available for sale Tower ordinary shares valued at $2.3 million, or $1.71 per share, the market value of these shares at the end of 2006. We intend to continue to hold 450,000 Tower ordinary shares in order to receive competitive product pricing and, accordingly, have classified these shares as a long-term investment on our balance sheets. The remaining 894,543 shares are recorded as a short-term investment on our balance sheets.

We also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $3.6 million of which remained available as of December 31, 2006. The credits have no stated maturity and we have guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

We sell programmed and unprogrammed products through distributors and directly to system manufacturers. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During 2006 and 2005, approximately 54% and 71%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 52%, 65% and 74% in 2006, 2005 and 2004, respectively. The percentage of sales derived through direct sales was 48%, 35% and 26% in 2006, 2005 and 2004, respectively.

Two distributors of our products accounted for 26% and 11% of our revenue, respectively, in 2006. The same two distributors of our products accounted for 22% and 19% of revenue in 2005. Three distributors of our products accounted for 22%, 13% and 11% of revenue in 2004.

A European telecom original equipment manufacturer, or OEM, purchasing product through their contract manufacturer accounted for 14% of our revenue in 2006. A domestic OEM accounted for 13% of revenue in both 2006 and 2005. We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 54%, 50%, and 56% of our revenue in 2006, 2005 and 2004, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and test of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely primarily upon Amkor Technology, Inc. to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK”.

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

We generally recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

Revenue is recognized upon shipment of both programmed and unprogrammed parts to original equipment manufacturer, or OEM, customers, provided that legal title and risk of ownership have transferred.

We also sell to distributors under agreements that allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventory.

Because programmed parts can only be used by a specific customer, it is our practice to agree upon any price adjustments with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return on programmed parts. Accordingly, revenue is recognized upon delivery to a distributor since title and risk of ownership have transferred to the distributor, the price is fixed, no right of return exists and collection of the resulting receivable is reasonably assured.

Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventory. Accordingly, revenue associated with unprogrammed parts is deferred until resale to the end customer.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of our revenue for fiscal 2006, 2005 and 2004.

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in-first-out basis. Manufacturing overhead is included in product costs based on capacity. We routinely evaluate the value and quantities of our inventory in light of current market conditions and market trends. Our analysis may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on sales of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory may differ from expected demand. During the introduction of a new product, we may begin production of products that have not been qualified and we may experience yields that are lower than anticipated. Historically, the lives of our products are unusually long and obsolescence has not been a significant factor in the valuation of our inventories. However, as the Company pursues opportunities in the mobile market, the product lifecycle may be shorter and increase the potential for obsolescence.

As a result of our evaluations, we have recorded reserves for quantities in excess of demand, cost in excess of market value and product obsolescence in the amount of $2.8 million, $406,000 and $695,000 in 2006, 2005 and 2004, respectively. These reserves were recorded primarily due to quantities in excess of expected demand.

Estimating Allowance for Doubtful Accounts

We estimate uncollectible accounts receivable at each reporting period. In specific, we analyze our aging of accounts receivable taking into consideration our bad debt history, customer payment history, customer concentration, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.8 million, net of the allowance for doubtful accounts of $861,000, as of the end of 2006.

Valuation of Investments

At December 31, 2006, we held 1,344,543 available-for-sale Tower ordinary shares valued at approximately $2.3 million, of which approximately $1.5 million was recorded as a short-term investment. These Tower shares had an unrealized gain of $726,000 recorded in accumulated other comprehensive income, representing the difference between their adjusted cost per share and $1.71 per share, their market value on the last trading day of the reporting period. Our investment is marked to market on our balance sheets at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the available for sale shares changes during a reporting period, we increase or decrease the value of the shares and record a corresponding accumulated other comprehensive gain or loss in the equity section of the balance sheets. If the market value of the shares were to decline below the adjusted cost and if the decline is determined to be “other than temporary,” we would record a write-down of marketable securities as a charge to our statement of operations and reduce the adjusted cost of the shares.

The Tower shares which we purchased in 2001 and 2002 were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be “other than temporary” by $6.8 million, $3.8 million, $1.5 million and $1.5 million in 2001, 2002, 2004 and 2005, respectively. This determination included factors such as market value and the period of time that the market value had been below the adjusted cost. After these write-downs, Tower shares held by us had an adjusted cost of $1.17 per share.

A 10% decline in the market value of the Tower shares would have approximately a $230,000 effect on the market value of the shares, and would reduce accumulated other comprehensive income by this amount.

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

During 2006, 2005 and 2004, we wrote-off property and equipment with a net book value of $34,000, $66,000 and $165,000, respectively, related to assets identified as having no future value to our operations.

Stock-Based Compensation

Effective January 2, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model, or Black-Scholes. The fair value is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of our stock. We elected to use the modified prospective transition method upon implementation and, therefore, have not restated our financial results for prior periods. As a result of adopting SFAS 123(R), we recognized $1.4 million of stock-based compensation expense in fiscal year 2006. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards under SFAS 123(R), depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $48.3 million as of the end of 2006. We have also recorded a valuation allowance of $48.3 million as of the end of 2006 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2007 for federal and state purposes.

Estimating Accrued Liabilities

We review our accounts payable and accrued liabilities at the end of each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and other employee-related commitments, historic spending, budgeted spending, and anticipated changes in the cost of services.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.8	37.6	46.8
Gross profit	49.2	62.4	53.2
Operating expenses:
Research and development	26.7	20.0	26.6
Selling, general and administrative	51.7	34.9	35.7
Long-lived asset impairment	—	—	7.2
Income (loss) from operations	(29.2)	7.5	(16.3)
Write-down of marketable securities	—	(3.0)	(3.4)
Interest expense	(0.9)	(0.4)	(0.6)
Interest income and other, net	3.9	1.1	0.5
Income (loss) before income taxes	(26.2)	5.2	(19.8)
Provision for income taxes	0.2	0.3	—
Net income (loss)	(26.4)%	4.9%	(19.8)%

	Fiscal Years
	2006	2005	2004
Revenue by product family (1):
Mature products	$16,976	$29,954	$26,515
Embedded standard products	8,422	11,750	12,823
Advanced embedded standard products	8,872	6,555	5,274
Royalty	654	—	—
Total revenue	$34,924	$48,259	$44,612

(1)          The mature product family includes pASIC 1, pASIC 2 and pASIC 3 products. The ESP family includes QuickRAM, QuickPCI, QuickDSP, QuickFC and V3 products. The advanced ESP family includes Eclipse, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products, as well as programming hardware and software.

Comparison of Fiscal Years 2006 and 2005

Revenue.   Our revenue for 2006 was $34.9 million, representing a decline of $13.3 million, or 27.6%, from revenue of $48.3 million in 2005. Our mature product family revenue declined by $13.0 million, primarily as a result of a $15.3 million decline in pASIC 1 and pASIC 2 product revenue due to their end-of-life, which was partially offset by a $2.3 million increase in our pASIC 3 product revenue due to higher demand and customers migrating designs from pASIC 2 products to pASIC 3 products. Our ESP product family revenue declined by $3.3 million, primarily due to lower demand for QuickRAM products by a Chinese customer and military customers and for V3 products due to the lifecycle of the applications that use these devices. These declines were partially offset by an increase in our advanced ESP product family revenue of $2.3 million as compared to 2005 which consisted of growth from our new products—PolarPro, Eclipse II, QuickPCI II and QuickMIPS—offset by a decline in Eclipse product revenue. Revenue from our new products was $7.1 million in 2006 and increased $5.0 million over 2005. Our new products contributed 20% of 2006 revenue and increased by 241% as compared to 2005. A European OEM purchasing product for a telecom design through a contract manufacturer represented 13.6% of total 2006 revenue as compared to 2.0% of total 2005 revenue. The growth in our new product revenue was partially offset by a $2.6 million decline in our Eclipse product revenue, due primarily to the product lifecycle of a Japanese customer, who purchased our product through a distributor. Also in 2006, we recognized royalty revenue for the first time under a technology license agreement with Aeroflex Incorporated in the amount of $654,000.

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired at the end of 2005. We previously announced an end-of-life for these products and asked our customers to take delivery of lifetime buy orders before the end of 2005. These products contributed $5.8 million, $21.1 million and $17.9 million of our revenue in 2006, 2005 and 2004, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Because of the end-of-life of these products, we have experienced a significant reduction in pASIC 1 and pASIC 2 revenue since the third quarter of 2005 and believe that they will not represent significant revenue in 2007. We have no further manufacturing capacity for these products and any future revenue is limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. These products contributed $2.2 million and $3.6 million of our revenue in 2006 and 2005, respectively. We expect that these products will contribute less than 5% of revenue after 2007.

In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products and solutions.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the mobile electronics market segment, by providing low power solutions offering new features or incorporating industry standard interfaces such as Peripheral Component Interconnect, or PCI, Integrated Drive Electronics, or IDE, and Secure Digital Input/Output, or SDIO. Our industry is characterized by intense price competition as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities are likely to decrease our average selling price and may decrease our gross profit as a percentage of revenue.

Gross Profit.   Gross profit was $17.2 million and $30.1 million in 2006 and 2005, respectively, which was 49.2% and 62.4% of revenue for those periods. The $13.0 million decline in gross profit in 2006 was primarily due to: 1) lower revenue and change in product mix, which contributed approximately $11.2 million of this decline; 2) increased inventory reserves of $2.4 million, primarily for excess quantities; and 3) higher unabsorbed overhead of approximately $220,000, as a result of lower production volumes. These effects were partially offset by royalty revenue, lower variances and lower other cost of revenue. The sale of previously reserved inventory reduced our cost of revenue by $820,000 and $1.0 million in 2006 and 2005, respectively.

Research and Development Expense.   Research and development expense was $9.3 million and $9.6 million in 2006 and 2005, respectively, which represented 26.7% and 20.0% of revenue for those periods. The decrease of approximately $350,000 in 2006 was primarily due to: 1) $400,000 of lower expenses associated with product design and development activities; and 2) $300,000 of lower cash compensation to employees, as a result of lower headcount and incentives due to our 2006 performance under our incentive compensation plan. These decreases were partially offset by $368,000 of stock-based compensation charges in accordance with SFAS 123(R). We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.   Selling, general and administrative, or SG&A, expense was $18.1 million and $16.9 million in 2006 and 2005, respectively, which represented 51.7% and 34.9% of revenue for those periods. The increase of $1.2 million in 2006 was primarily due to: 1) $894,000 of stock-based compensation charges in accordance with SFAS 123(R); 2) $540,000 of expenses associated with our review of stock option granting and related accounting practices; 3) $480,000 of higher legal expenses incurred to defend our intellectual property; and 4) $270,000 of higher bad debt expense in 2006 as compared to 2005. These increases were partially offset by: 1) $690,000 of lower cash compensation expenses, primarily as a result of lower incentives due to our 2006 performance under our incentive compensation plan; and 2) $350,000 of lower commissions to independent representatives as a result of lower revenues.

Write-down of Marketable Securities.   In the second quarter of 2005, we determined that our investment in Tower stock had suffered a decline in value that was determined to be “other than temporary” and recorded impairment charges of $1.5 million. The impairment charge was recorded for the difference between our adjusted cost and the quoted market price of the stock on the last trading day of the reporting period. There was no impairment charge on Tower stock in 2006 as the market value of our investment was higher than the adjusted cost during this period.

As a result of write-downs in 2001, 2002, 2004 and 2005, the adjusted cost of our Tower ordinary shares was $1.6 million, or $1.17 per share, as of the end of 2006. The market value of our investment in Tower stock as of the end of 2006 was $2.3 million, or $1.71 per share, based on the quoted market price of the stock on the last trading day of the fiscal year. The $726,000 difference between the adjusted cost and the market value was recorded as accumulated other comprehensive income on the balance sheet at the end of 2006.

Interest Expense.   Interest expense increased to $329,000 in 2006 as compared to $189,000 in 2005. This $140,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

Interest Income and Other, Net.   Interest income and other, net, consists primarily of interest income, foreign exchange gains and losses, and other tax expense. Interest income and other, net, increased to income of $1.4 million in 2006 as compared to income of $542,000 in 2005. The $824,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher average cash balances and higher interest rates, lower foreign exchange rate losses and lower other tax expenses.

Provision for Income Taxes.   We recorded a provision for income taxes of $71,000 and $169,000 in 2006 and 2005, respectively. The provision for income taxes in both years consists primarily of income taxes on foreign operations due to the reported net loss in the United States. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

As of the end of 2006, we had net operating loss carryforwards for federal and state tax purposes of approximately $82.1 million and $22.0 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2007 for federal and state purposes.

Stock-Based Compensation.   For 2006 and 2005, stock-based compensation totaled $1.4 million and zero, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2006	2005
Cost of revenue	$183	$—
Research and development	368	—
Selling, general and administrative	894	—
Total	$1,445	$—

The amount of stock-based compensation included in inventory at the end of 2006 was not material.

Please see Note 3 to our consolidated financial statements for a description of the cumulative effect adjustment recorded upon the adoption of SAB 108.

Statement of Operations.   We recorded a net loss of $9.2 million in 2006 as compared to net income of $2.4 million in 2005. This $11.6 million decline was primarily a result of: 1) lower revenue of $13.3 million, primarily due to the pASIC 1 and pASIC 2 end-of-life in 2005; 2) lower gross profit of $13.0 million due to the revenue decrease, product mix and higher inventory reserves primarily for excess quantities; 3) higher operating expenses of $860,000 primarily due to $1.3 million of stock-based compensation expense in 2006 upon the adoption of SFAS 123(R) and one-time expenses incurred to our review of stock option granting practices and related accounting, partially offset with lower compensation and other expenses; 4) the absence of 2006 charges for the write-down of our investment in Tower, which amounted to $1.5 million in 2005; and 5) interest income and expense and other income, net, which improved by $680,000 as compared to 2005.

Comparison of Fiscal Years 2005 and 2004

Revenue.   Our revenue for 2005 and 2004 was $48.3 million and $44.6 million, respectively, representing  growth of $3.6 million, or 8.2%, from 2004 to 2005. Our mature product family revenue increased by $3.4 million, primarily related to end-of-life purchases of our pASIC 1 products and higher customer demand. Our advanced ESP product family revenue increased by $1.3 million due to a $1.8 million increase in sales of our new Eclipse II and QuickPCI II products, partially offset by a decline in Eclipse sales from a Japanese customer purchasing through a distributor. These increases were partially offset by a $1.1 million decline in our ESP product family revenue, primarily due to changes in customer demand. Our combined ESP and advanced ESP products contributed 37.9% and 40.6% of our revenue in 2005 and 2004, respectively.

Gross Profit.   Gross profit was $30.1 million and $23.7 million in 2005 and 2004, respectively, which was 62.4% and 53.2% of revenue for those periods. The $6.4 million improvement in gross profit in 2005 was primarily due to: 1) higher revenue and better product mix, which contributed approximately $3.7 million of this improvement; 2) production variances improved by approximately $1.0 million, as our 2004 costs included significant yield variances associated with the initial production of our new products at Tower; 3) lower inventory reserves and adverse purchase commitments of $870,000 which was due primarily to one-time charges totaling $790,000 in 2004 related to wafers of one product not expected to yield usable die; and 4) lower unabsorbed overhead of approximately $840,000 which was due primarily to lower depreciation and amortization expense of $880,000. Our lower depreciation and amortization expense was largely a result of the $3.2 million impairment of long-lived assets recorded in the fourth quarter of 2004. The sale of previously reserved inventory reduced our cost of revenue by $1.0 million and $1.1 million in 2005 and 2004, respectively.

Research and Development Expense.   Research and development expense was $9.6 million and $11.9 million in 2005 and 2004, respectively, which represented 20.0% and 26.6% of revenue for those periods. The decrease of approximately $2.2 million in 2005 was primarily due to $2.0 million of lower charges for pre-production material and other expenses associated with the development of our new products and $730,000 of lower depreciation expense, partially offset by higher consulting expenses of $290,000 for the design of our next generation products. During 2004, new product expenses were primarily associated with our Eclipse II, QuickPCI II and QuickMIPS products. During 2005, these expenses were primarily associated with our PolarPro and other new products.

Selling, General and Administrative Expense.   SG&A expense was $16.9 million and $15.9 million in 2005 and 2004, respectively, which represented 34.9% and 35.7% of revenue for those periods. SG&A expense increased on a dollar basis in 2005 as compared to 2004 while declining as a percentage of revenue due to the proportionately greater increase in revenue during 2005. The $950,000 annual increase in SG&A expense was primarily the result of: 1) higher salaries and personnel costs of $600,000; 2) higher legal expenses of $180,000 due to collection efforts, compliance activities and the filing of a shelf registration statement on Form S-3 with the Securities and Exchange Commission; 3) higher commissions to independent sales representatives of $180,000 due to higher revenue amounts; and 4) board of director fees of $140,000.

Long-lived Asset Impairment Charge.   During the fourth quarter of 2004, we evaluated the revenue potential of our products based upon discussions with potential customers, consultations with external advisors, reviews of actual sales levels and analysis of current and future design opportunities. Based upon this evaluation, we determined that the future revenue outlook for our QuickMIPS products was lower than previously expected. Accordingly, we performed an impairment assessment on the long-lived assets associated with these products. Our preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, we performed a probability-weighted assessment of the revenue and related cash flows, discounted using a risk-free interest rate. Based upon this assessment, we recognized a $3.2 million long-lived asset impairment as an operating expense, which was allocated to the related long-lived assets on a pro rata basis using the carrying value of the assets immediately before the impairment charge. This $3.2 million charge reduced the net carrying value of our property and equipment by $2.0 million and our other long-term assets by $1.2 million. This write-down did not affect the carrying value of related inventory.

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

Interest Income and Other, Net.   Interest income and other, net, consists primarily of interest income, foreign exchange gains and losses, and other tax expense. Interest income and other, net, increased to income of $542,000 in 2005 as compared to income of $212,000 in 2004. The $330,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher average cash balances and higher interest rates, partially offset by foreign exchange rate losses.

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

Statement of Operations.   We recorded net income of $2.4 million in 2005 as compared to a net loss of $8.8 million in 2004. This $11.2 million improvement was primarily due to: 1) higher revenue of $3.6 million; 2) higher gross profit of $6.4 million due to the revenue increase and due to a 9% improvement in gross margin as a percent of revenue; 3) a $1.3 million reduction in operating expenses attributable to research and development and selling, general and administrative expenses; 4) the absence of 2005 charges for long-lived asset impairment, which accounted for $3.2 million of 2004 operating expenses; and 5) interest income and expense and other income, net, which improved by $330,000 as compared to 2004.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of the end of 2006, our principal sources of liquidity consisted of our cash and cash equivalents of $24.6 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $442,000, and our investment in Tower with a market value of approximately $2.3 million.

As of the end of 2006, our interest-bearing debt consisted of $2.5 million outstanding from Silicon Valley Bank and $1.4 million outstanding under capital leases. Our accumulated deficit was $127.5 million as of the end of 2006. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $4.0 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. As of the end of 2006, we had no balances outstanding under the revolving line of credit, $2.5 million outstanding under the current and previous equipment lines of credit and $442,000 available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of the end of 2006.

As of the end of 2006, we also had $776,000 outstanding under a capital lease obligation for electronic design automation software and related maintenance. The capital lease obligation has an imputed interest rate of 8.5% per annum and is being repaid in quarterly amounts of $204,000 through November 2007.

As of the end of 2006, we also had $530,000 outstanding under a capital lease obligation for design software tools and related maintenance. The capital lease obligation has an imputed interest rate of 9.0% per annum and is being repaid in semi-annual amounts of $148,000 through July 2008.

In the fourth quarter of 2006, we entered into a capital lease obligation in the amount of $77,000 for design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009.

Net Cash from Operating Activities

In 2006, net cash used for operating activities was $4.1 million and resulted from a net loss of $9.2 million, adjusted for $8.0 million of non-cash charges including depreciation and amortization of $3.1 million, reserves for excess and obsolete inventory in the amount of $2.8 million, stock-based compensation of $1.4 million, and the utilization of wafer credits of $593,000. In addition, changes in working capital accounts used cash of $2.9 million as a result of increased inventory of $4.1 million due to the purchase of new product wafers at favorable prices in anticipation of future orders at potentially high-volume customers, a decrease in accrued liabilities of $972,000 due primarily to employee related accruals, a decrease in deferred income and royalty revenue of $922,000, and an increase in other assets of $687,000 due to payments under an agreement to secure back-end manufacturing capacity. These cash uses were partially offset by cash provided by a decrease in accounts receivable of $2.7 million due to lower shipments during the last quarter of 2006 as compared to the last quarter of 2005 and an increase in accounts payable of $1.0 million due to the timing of expenditures at the end of each period and inventory purchases of new product wafers at the end of 2006.

In 2005, net cash provided by operating activities was $5.7 million and resulted from net income of $2.4 million, adjusted for non-cash charges including depreciation and amortization of $2.6 million, a $1.5 million write-down of marketable securities related to the decline in market value of our Tower shares, and reserves for excess and obsolete inventory in the amount of $406,000. In addition, changes in working capital accounts used cash of $1.5 million as a result of increased inventory of $1.5 million due to the purchase of new product die and an increase in work-in-process inventory to fulfill customer demand, a decrease in accounts payable of $781,000 due to the timing of expenditures and inventory purchases at the at the end of each period and a $770,000 increase in accounts receivable due to a higher proportion of OEM shipments during the last quarter of 2005. These cash uses were partially offset by cash provided by higher accrued liabilities of $923,000 due primarily to employee related accruals, lower other assets of $376,000 due primarily to lower prepaid maintenance and insurance expenses, and higher deferred income and royalty revenue of $211,000.

In 2004, net cash provided by operating activities was $410,000 and resulted from a net loss of $8.8 million, adjusted for non-cash charges including depreciation and amortization of $4.3 million, $3.4 million of charges to cost of sales and operating expenses against long-lived assets related primarily to the long-lived asset impairment associated with our QuickMIPS products, a $1.5 million write-down of marketable securities related to the decline in market value of our Tower shares, and reserves for excess and obsolete inventory in the amount of $695,000. In addition, changes in working capital accounts used cash of $870,000 primarily as a result of increased inventories of $2.2 million due to higher sales levels, build-up of inventory in anticipation of pASIC 1 and pASIC 2 end-of-life purchases and the introduction of new products and a $862,000 increase in accounts receivable due to the timing of shipments within the last quarter of each year. These cash uses were partially offset by higher accounts payable, accrued liabilities, deferred income and other obligations of $1.7 million due to higher manufacturing volumes and inventory levels and lower other assets of $505,000 due primarily to lower prepaid expenses.

Net Cash from Investing Activities

In 2006, 2005 and 2004, net cash used for investing activities was $2.2 million, $1.8 million and $1.3 million, respectively, and resulted primarily from capital expenditures for software and equipment to develop and produce our new products.

Net Cash from Financing Activities

In 2006, net cash provided by financing activities was $2.6 million. The primary source of these funds was $2.6 million of proceeds from the issuance of common shares upon the exercise of stock options by employees and under our employee stock purchase program and $2.5 million in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $2.4 million under the terms of our debt and capital lease obligations.

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

We require substantial working capital to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue from our pASIC 1 and pASIC 2 products under their end-of-life program, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $4.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our capital and operating requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual cash obligations:
Operating leases	$1,840	$740	$1,086	$14	$—
Wafer purchases(1)	2,130	2,130	—	—	—
Other purchase commitments	2,162	1,908	254	—	—
Total contractual cash obligations	6,132	4,778	1,340	14	—
Other commercial commitments(2):
Notes payable to bank	2,526	1,234	1,292	—	—
Capital lease obligations	1,384	1,058	326	—	—
Total commercial commitments	3,910	2,292	1,618	—	—
Total contractual obligations and commercial commitments	$10,042	$7,070	$2,958	$14	$—

(1)          Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.1 million include both firm purchase commitments and a portion of our forecasted wafer starts as the end of 2006.

(2)          Other commercial commitments are included as liabilities on our balance sheets as of the end of 2006.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more-likely-than-not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements.

In July 2006, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” or EITF 06-3. The adoption of EITF 06-3 did not have an impact on our consolidated financial position or results of operations. Our accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenue.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two recognized methods for quantifying the effects of financial statement misstatements—the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, we used the rollover method for quantifying the materiality of financial statement misstatements.

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as an adjustment to the opening balance of the carrying values of assets and liabilities in the year of adoption with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). SAB 108 is effective for fiscal years ending after November 15, 2006, and is encouraged in any report for an interim period in the year of adoption. We elected early adoption of SAB 108 in relation to the results of our internal review of stock option granting practices and related accounting, and recorded the effects of applying SAB 108 using the cumulative effect transition method in the quarterly report on Form 10-Q for the second quarter of 2006. See Note 3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22%, 25% and 23% of total operating expenses in 2006, 2005 and 2004, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $680,000 in 2006.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value decrease of 10% at the end of 2006 would have caused us to reduce accumulated other comprehensive income by approximately $230,000.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuickLogic Corporation:

We have completed integrated audits of QuickLogic Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
March 15, 2007

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2006	2005	2004
Revenue	$34,924	$48,259	$44,612
Cost of revenue	17,739	18,124	20,878
Gross profit	17,185	30,135	23,734
Operating expenses:
Research and development	9,303	9,648	11,885
Selling, general and administrative	18,062	16,855	15,905
Long-lived asset impairment	—	—	3,201
Income (loss) from operations	(10,180)	3,632	(7,257)
Write-down of marketable securities	—	(1,466)	(1,532)
Interest expense	(329)	(189)	(255)
Interest income and other, net	1,366	542	212
Income (loss) before income taxes	(9,143)	2,519	(8,832)
Provision for income taxes	71	169	—
Net income (loss)	$(9,214)	$2,350	$(8,832)
Net income (loss) per share:
Basic	$(0.32)	$0.09	$(0.35)
Diluted	$(0.32)	$0.08	$(0.35)
Weighted average shares:
Basic	28,485	26,954	25,493
Diluted	28,485	28,039	25,493

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$24,621	$28,283
Short-term investment in Tower Semiconductor Ltd.	1,530	1,297
Accounts receivable, net of allowances for doubtful accounts of $861 and $1,042, respectively	2,839	5,556
Inventory	9,064	7,830
Other current assets	1,894	1,265
Total current assets	39,948	44,231
Property and equipment, net	5,480	5,697
Investment in Tower Semiconductor Ltd.	769	653
Other assets	4,038	4,415
TOTAL ASSETS	$50,235	$54,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,383	$3,338
Accrued liabilities	2,462	3,434
Deferred income on shipments to distributors	1,152	1,626
Deferred royalty revenue	960	—
Current portion of debt and capital lease obligations	2,292	1,790
Total current liabilities	11,249	10,188
Long-term liabilities:
Debt and capital lease obligations, less current portion	1,618	1,163
Deferred royalty revenue	—	1,408
Total long-term liabilities	1,618	2,571
Total liabilities	12,867	12,759
Commitments and contingencies (see Notes 15 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,680 and 27,896 shares issued and outstanding, respectively	29	28
Additional paid-in capital	164,138	159,179
Accumulated other comprehensive income	726	377
Accumulated deficit	(127,525)	(117,347)
Total stockholders’ equity	37,368	42,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,235	$54,996

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 29, 2003	24,830	$25	$153,582	$1,126	$(110,865)	$43,868
Common stock issued under stock option and employee stock purchase plans	1,483	1	2,255	—	—	2,256
Unrealized loss on available-for-sale securities	—	—	—	(1,126)	—	(1,126)
Net loss	—	—	—	—	(8,832)	(8,832)
Balance at January 2, 2005	26,313	26	155,837	—	(119,697)	36,166
Common stock issued under stock option and employee stock purchase plans	1,583	2	3,342	—	—	3,344
Unrealized gain on available-for-sale securities	—	—	—	377	—	377
Net income	—	—	—	—	2,350	2,350
Balance at January 1, 2006	27,896	28	159,179	377	(117,347)	42,237
SAB108 Adjustment (see Notes 1 and 3)	—	—	964	—	(964)	—
Balance at January 2, 2006	27,896	28	160,143	377	(118,311)	42,237
Common stock issued under stock option and employee stock purchase plans	784	1	2,550	—	—	2,551
Unrealized gain on available-for-sale securities	—	—	—	349	—	349
Stock-based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	—	(9,214)	(9,214)
Balance at December 31, 2006	28,680	$29	$164,138	$726	$(127,525)	$37,368

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(9,214)	$2,350	$(8,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,122	2,637	4,300
(Gain) Loss on disposal of property and equipment	(63)	7	20
Stock-based compensation	1,445	—	—
Utilization of wafer credits from Tower Semiconductor Ltd.	593	274	197
Inventory write-down	2,847	406	695
Write-down of marketable securities	—	1,466	1,532
Write-off of long-lived assets	34	66	165
Long-lived asset impairment (see Note 13)	—	—	3,201
Changes in assets and liabilities:
Accounts receivable, net of allowances for doubtful accounts	2,717	(770)	(862)
Inventory	(4,081)	(1,495)	(2,181)
Other assets	(687)	376	505
Trade payables	1,045	(781)	564
Accrued liabilities	(972)	923	530
Deferred income and royalty revenue	(922)	211	576
Net cash provided by (used for) operating activities	(4,136)	5,670	410
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,261)	(1,766)	(1,323)
Proceeds from sale of equipment	95	—	—
Net cash used for investing activities	(2,166)	(1,766)	(1,323)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,401)	(2,429)	(2,831)
Proceeds from debt obligations	2,490	550	859
Net change in revolving line of credit	—	(2,000)	(900)
Proceeds from issuance of common stock	2,551	3,344	2,256
Net cash provided by (used for) financing activities	2,640	(535)	(616)
Net increase (decrease) in cash and cash equivalents	(3,662)	3,369	(1,529)
Cash and cash equivalents at beginning of period	28,283	24,914	26,443
Cash and cash equivalents at end of period	$24,621	$28,283	$24,914
Supplemental disclosures of cash flow information:
Interest paid	$302	$196	$244
Income taxes paid	$53	$32	$31
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$868	$1,510	$1,482

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Years
	2006	2005	2004
Net income (loss)	$(9,214)	$2,350	$(8,832)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	349	377	(1,126)
Total comprehensive income (loss)	$(8,865)	$2,727	$(9,958)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation (“QuickLogic” or the “Company”), founded in 1988, is a Delaware corporation. The Company is a fabless semiconductor company, providing the lowest power programmable solutions to expand application capabilities in the mobile, prosumer and industrial markets. The Company operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products (“CSSPs”), Embedded Standard Products (“ESPs”), field programmable gate arrays (“FPGAs”), application solutions, associated design software and programming hardware.

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31. The fiscal years 2006, 2005 and 2004 ended on December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Fiscal 2006 and 2005 were 52-week years. Fiscal 2004 was a 53-week year, with the third fiscal quarter containing 14 weeks. The additional week in fiscal 2004 did not have a material effect on the results of operations. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operation, or cash flows for any of the periods presented.

Cumulative effect adjustment upon the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

Under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of the Company’s historical stock option granting practices and related accounting for the period from October 15, 1999, the date of its initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. The Company did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with generally accepted accounting principles (“GAAP”) or the Company’s stated policies and procedures. However, based on the results of the review and the Company’s analysis of the facts, the Company determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements had they been identified in the proper period. After considering all of the quantitative and qualitative factors in accordance with Staff Accounting Bulleting No. 99, “Materiality,” the Company determined that these adjustments were not material to any prior year and, thus, the Company has not restated its consolidated financial statements for prior periods. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB 108 was appropriate. Accordingly, the Company elected early adoption of SAB 108 in its quarterly report for the second quarter of 2006 and the cumulative effect of the adjustment was reflected as an increase to the carrying amount of additional paid-in capital as of January 2, 2006, with an offsetting entry to accumulated deficit. Furthermore, less than $50,000 of the adjustment to previously issued consolidated financial statements was due to errors that occurred after October 2002. See Note 3 for additional information regarding the review conducted at the direction of the Audit Committee of the Board of Directors and the cumulative effect adjustment.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including PolarPro™, Eclipse™ II and QuickPCI® II devices, the decline in pASIC® 1 and pASIC 2 revenue as a result of their end-of-life, costs of securing access to and availability of adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha, QuickLogic Software (India) Private Ltd. and QuickLogic GmbH. The Company and its subsidiaries use the U.S. dollar as its functional currency. All intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including identification of excess quantities and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-Term Investments

All highly-liquid investments purchased with a remaining maturity of ninety days or less are considered cash equivalents.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments is determined by using available market information and appropriate valuation methodologies. The estimated fair value of all financial instruments at the end of 2006, 2005 and 2004 approximate the amounts presented in the balance sheets.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 22%, 25% and 23% of total operating expenses in 2006, 2005 and 2004, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Inventory

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventory in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company’s semiconductor products have historically had an unusually long lifecycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market, the product lifecycle may be shorter and increase the potential for obsolescence. The Company also regularly reviews the cost of inventory against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. In December 2004, the Company recorded a $3.2 million long-lived asset impairment charge (see Note 13).

Licensed Intellectual Property

The Company licenses intellectual property that is incorporated into its products. Costs incurred under license agreements prior to the establishment of technological feasibility are included in research and development expense as incurred. Costs incurred for intellectual property once technological feasibility has been established and that can be used in multiple products are capitalized as a long-term asset. Once a product incorporating licensed intellectual property has production sales, the amount is amortized over the estimated useful life of the asset, generally five years. In 2004, $337,000 of licensed intellectual property was amortized on a straight-line basis. In December 2004, the $1.2 million unamortized balance of licensed intellectual property, previously reported as other long-term assets, was written-off in connection with the $3.2 million long-lived asset impairment charge associated with the Company’s QuickMIPS products (see Note 13).

Revenue Recognition

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by the Company, distributors, end customers or third parties. Once programmed, the Company’s parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

Revenue is recognized upon shipment of both programmed and unprogrammed parts to original equipment manufacturer (“OEM”) customers, provided that legal title and risk of ownership have transferred.

The Company also sells to distributors under agreements that allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventory.

Because programmed parts can only be used by a specific customer, it is the Company’s practice to agree upon any price adjustments with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return on programmed parts. Accordingly, revenue is recognized upon delivery to a distributor since title and risk of ownership have transferred to the distributor, the price is fixed, no right of return exists and collection of the resulting receivable is reasonably assured.

Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventory. Accordingly, revenue associated with unprogrammed parts is deferred until resale to the end customer.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for 2006, 2005 and 2004.

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

Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. The Company elected to use the modified prospective transition method upon implementation and, therefore, has not restated its financial results for prior periods. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the SEC issued Staff accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 12.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investment in Tower Semiconductor Ltd. and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. See Note 5 for information regarding the Company’s investment in Tower. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, Japan and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	December 31, 2006	January 1, 2006
Distributor “A”	15%	25%
Customer “A”	13%	*
Customer “B”	12%	*
Customer “C”	11%	*
Customer “D”	*	18%
Distributor “B”	*	13%

*                    Represents less than 10% of accounts receivable as of the date presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company includes net income (loss) and unrealized holding gains or losses on Tower ordinary shares. See Note 5.

New Accounting Pronouncements

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more-likely-than-not to be sustained upon examination based on the technical merits of the position. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FASB Statement No. 109 is not an appropriate substitute for the reversal of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income is unchanged by this interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the its consolidated financial statements.

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers are Remitted to Governmental Authorities Should be Presented in the Income Statement (that is Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial position or results of operations. The Company’s accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenue.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two recognized methods for quantifying the effects of financial statement misstatements—the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, the Company used the rollover method for quantifying the materiality of financial statement misstatements.

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as an adjustment to the opening balance of the carrying values of assets and liabilities in the year of adoption with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). SAB 108 is effective for fiscal years ending after November 15, 2006, and is encouraged in any report for an interim period in the year of adoption. The Company elected early adoption of SAB 108 in relation to the results of its internal review of stock option granting practices and related accounting, and recorded the effects of applying SAB 108 using the cumulative effect transition method in the quarterly report on Form 10-Q for the second quarter of 2006. See Note 3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

NOTE 3—CUMULATIVE EFFECT ADJUSTMENT UNDER SAB 108

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective with the Company’s second quarter of 2006 consolidated financial statements, the Company elected early adoption of SAB 108 (see Note 2). This accounting literature provides guidance on how to quantify the effects of prior year misstatements. At the time of the election, the Company had quantified the errors identified as a result of its stock option review and determined these errors to be individually and in the aggregate immaterial, considering all the quantitative and qualitative factors, to all fiscal years prior to fiscal 2006 under the rollover method, the method which was historically used by the Company. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB 108 was appropriate. Accordingly, the Company elected to record the effects of applying SAB 108 using the cumulative effect transition method, which resulted in an increase to the carrying amount of the opening balance of additional paid-in capital and an offsetting entry to accumulated deficit to correct these errors. The cumulative adjustment is not recorded in the statements of operations. The impact on the previously reported accounts as of January 1, 2006, adjusted effective January 2, 2006, is as follows (in thousands):

	January 1, 2006	SAB 108 Cumulative Effect Adjustment	January 2, 2006
Additional paid-in capital	$159,179	$964	$160,143
Accumulated deficit	(117,347)	(964)	(118,311)
Total stockholders’ equity	42,237	—	42,237

The impact of the errors if they had been appropriately recorded in the Company’s previously issued statements of operations is as follows (in thousands):

Fiscal Years	Net Income (Loss) (as previously reported)	Adjustment	Net Income (Loss) (if adjusted)
1999	$3,161	$45	$3,206
2000	9,630	(233)	9,397
2001	(26,478)	(195)	(26,673)
2002	(31,287)	(148)	(31,435)
2003	(4,719)	(118)	(4,837)
2004	(8,832)	(230)	(9,062)
2005	2,350	(85)	2,265
		$(964)

The tax effect of the identified adjustments is not significant since the Company has a deferred tax asset with a full valuation allowance due to the Company’s net operating loss carryforwards.

Enacted in October 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions on stock awards that constitute deferred compensation. As a result of the stock option review, the Board of Directors modified options granted to two executive officers that resulted in an increase to their exercise price in order to eliminate any additional tax exposure under Section 409A and thereby maintain the incentive value of the options. The Company believes that the implications of Section 409A on grants with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004, along with potential remedial actions, is not material to its consolidated financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Nasdaq Delisting

During 2006, the Company received two Nasdaq Staff Determination notices stating that it was not then in compliance with Marketplace Rule 4310(c)(14) because the Company had not timely filed its Forms 10-Q for the quarters ended July 2, 2006 and October 1, 2006 and, therefore, that the Company’s securities were subject to delisting from the Nasdaq Global Market. On January 12, 2007, after the Company had provided all required information and filed its Forms 10-Q for the second and third quarters of 2006, the Panel determined to continue listing the Company’s securities on the Nasdaq Global Market, ending the delisting proceedings.

NOTE 4—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Fiscal Years
	2006			2005			2004
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(9,214)	28,485	$(0.32)	$2,350	26,954	$0.09	$(8,832)	25,493	$(0.35)
Effect of stock options	—	—	—	—	1,085	(0.01)	—	—	—
Diluted	$(9,214)	28,485	$(0.32)	$2,350	28,039	$0.08	$(8,832)	25,493	$(0.35)

For 2006 and 2004, 7,464,000 and 8,888,000, respectively, of options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those periods. For 2005, 4,329,000 shares of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company’s common stock during the respective period.

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

As of December 31, 2006, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $726,000 recorded in accumulated other comprehensive income in the balance sheet, representing the difference between the adjusted cost per share and $1.71 per share, their market value on the last trading day of the reporting period. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $3.6 million of which remained available as of the end of 2006. The credits have no stated maturity and the Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BALANCE SHEET COMPONENTS

	December 31, 2006	January 1, 2006
	(in thousands)
Inventory:
Raw materials	$791	$916
Work-in-process	7,845	6,314
Finished goods	428	600
	$9,064	$7,830
Other current assets:
Prepaid expenses	$1,566	$1,064
Other	328	201
	$1,894	$1,265
Property and equipment:
Equipment	$13,477	$13,264
Software	9,370	8,610
Furniture and fixtures	824	825
Leasehold improvements	803	802
	24,474	23,501
Accumulated depreciation and amortization	(18,994)	(17,804)
	$5,480	$5,697
Other assets:
Prepaid wafer credits	$3,634	$4,227
Other	404	188
	$4,038	$4,415
Accrued liabilities:
Employee related accruals	$1,150	$2,026
Other	1,312	1,408
	$2,462	$3,434

Assets acquired under capital leases and included in property and equipment were $2.1 million and $1.3 million at the end of 2006 and 2005, respectively. The Company recorded accumulated depreciation on leased assets of $940,000 and $110,000 as of the end of 2006 and 2005, respectively. As of December 31, 2006 and January 1, 2006, the capital lease obligation relating to these assets was $1.4 million and $1.5 million, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—OBLIGATIONS

	December 31, 2006	January 1, 2006
	(in thousands)
Debt and capital lease obligations:
Notes payable to bank	$2,526	$1,443
Capital leases	1,384	1,510
	3,910	2,953
Current portion of debt and capital lease obligations	(2,292)	(1,790)
	$1,618	$1,163

At December 31, 2006, future payments under the Company’s obligations are as follows:

	Notes Payable to Bank	Capital Lease Obligations
	(in thousands)
Fiscal Years
2007	$1,234	$1,058
2008	848	300
2009	444	26
	$2,526	$1,384

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

	Original Balance	Balance at December 31, 2006	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	—	5,000	Greater of Prime + 0.50% or 8.5%	June 28, 2008

Equipment Line of Credit:
Notes payable	859	194	n/a	Prime + 2.00%	Multiple draws maturing on or before December 2007
Notes payable	550	193	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	713	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	1,426	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	n/a	—	442	Prime + 1.00% or Treasury + 4.00%	30 or 36 months from date of advance
Total		$2,526

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of 2006.

At December 31, 2006, the prime rate under the credit facility was 8.25%. As of the end of 2006 and 2005, $1.3 million and $387,000, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of the end of 2006, $776,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of the end of 2006, $530,000 was outstanding under the capital lease, $277,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of end of 2006, $77,000 was outstanding under the capital lease, $49,000 of which was classified as a long-term obligation.

NOTE 8—DEFERRED ROYALTY REVENUE

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of the end of 2006 and 2005, the Company had recorded approximately $960,000 and $1.4 million, respectively, of deferred royalty revenue under this agreement, which was classified as a current liabilities as of December 31, 2006 since Aeroflex reported sales information to the Company for the first time in the fourth quarter of 2006. The Company recognized $654,000 of royalty revenue under the agreement in late 2006.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands):

	Fiscal Years
	2006	2005	2004
Income (loss) before income taxes:
U.S.	$(9,303)	$2,470	$(8,946)
Foreign	160	49	114
Income (loss) before income taxes	$(9,143)	$2,519	$(8,832)
Provision for income taxes:
Current:
Federal	$—	$—	$—
State	1	—	—
Foreign	105	96	—
Subtotal	106	96	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(35)	73	—
Subtotal	(35)	73	—
Provision for income taxes	$71	$169	$—

As of the end of 2006, cumulative unremitted foreign earnings of $3.0 million are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided.

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2006	2005	2004
Provision at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	(0.8)	6.7	—
Future benefit of deferred tax assets not recognized	(34.0)	(34.0)	(34.0)
	(0.8)%	6.7%	0.0%

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax balances are comprised of the following (in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets:
Net operating loss carryforward	$27,572	$25,543
Accruals and reserves	5,949	5,854
Credit carryforward	5,503	5,799
Unrealized loss on marketable securities	5,154	5,154
Depreciation and amortization	3,720	3,714
Stock-based compensation	383	—
	48,281	46,064
Valuation allowances	(48,281)	(46,064)
Deferred tax asset	$—	$—
Deferred tax liability	$(23)	$(73)

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the associated deferred tax assets. Accordingly, no income tax benefit was recorded in 2006, 2005 and 2004 related to net operating loss carryforwards. The Company will continue to assess the realizability of the deferred tax assets in future periods.

At end of 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $82.1 million and $22.0 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2007 for federal and state purposes. Included in the net operating loss carryforward amount is $4.3 million and $3.1 million for federal and state income tax purposes, respectively, of stock option deductions that, when recognized, will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company’s tax carryforwards include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Since inception, the Company has had cumulative changes in ownership which will limit the loss carryforward deduction under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of losses.

NOTE 10—STOCKHOLDERS’ EQUITY

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 11—EMPLOYEE STOCK PLANS

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of the end of 2006, approximately 13.6 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Options that are cancelled under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new stock option grant.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of the end of 2006, approximately 5.3 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective November 2005, the Board of Directors amended the ESPP to provide for six-month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. As a result of the Company’s internal review of stock option grants and related accounting (see Note 3), employee contributions to the ESPP were suspended effective August 2006 and amounts previously withheld from employees were refunded in November 2006. The current offering period under the ESPP commenced on January 24, 2007, once the Company was current with its SEC and Nasdaq filing requirements, and will end on May 14, 2007, the next regularly scheduled purchase date.

NOTE 12—STOCK-BASED COMPENSATION

Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors, over the requisite service period.

Periods Prior to Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R) in 2006, the Company applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” The pro forma information in the following table illustrates the effect on net income (loss) and net income (loss) per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

	Fiscal Years
	2005	2004
Net income (loss)—as reported	$2,350	$(8,832)
Less: Stock-based compensation expense related to stock option plans determined under the fair value based method, net of tax	(3,073)	(4,398)
Less: Stock-based compensation expense related to the stock purchase plan determined under the fair value based method, net of tax	(582)	(750)
Net loss—as adjusted	$(1,305)	$(13,980)
Net income (loss) per share—as reported:
Basic	$0.09	$(0.35)
Diluted	$0.08	$(0.35)
Net loss per share—as adjusted:
Basic	$(0.05)	$(0.55)
Diluted	$(0.05)	$(0.55)

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company used the Black-Scholes option pricing model to value stock-based compensation awards and accounted for forfeitures as they occurred.

Impact of the Adoption of SFAS 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Effective with the adoption of SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for 2006 was as follows (in thousands, except per share amounts):

Fiscal Year 2006
Cost of Revenue	$183
Research and development	368
Selling, general and administrative	894
Total costs and expenses	$1,445
Effect on net loss per share:
Basic	$(0.05)
Diluted	$(0.05)

The amount of stock-based compensation included in inventory at the end of 2006 was not material.

Stock-based compensation expense recorded during 2006 had no effect on the Company’s cash flows or its provision for income taxes.

As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of forfeitures upon adoption of SFAS 123(R) was not material.

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company measures the fair value of stock-based compensation awards using the Black-Scholes option pricing model. Black-Scholes, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2006	2005	2004
Expected term (years)	5.6	3.9	5.2
Risk-free interest rate	4.48%	3.89%	3.7%
Expected volatility	80%	93%	80%
Estimated pre-vesting annual forfeiture rate—employees	7.5% - 8.1%	—	—
Estimated pre-vesting annual forfeiture rate—executive officers	1.6%	—	—
Dividend yield	—	—	—

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

•       Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers termination behavior based on actual historical information for the class of employees.

The weighted average estimated fair value for options granted during 2006, 2005 and 2004 was $2.27, $2.44 and $1.97 per option, respectively. As of the end of 2006, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was approximately $3.4 million, which is expected to be recognized over the next four years.

Employee Stock Purchase Plan

The offering period ending May 2006 under the ESPP provided that shares be purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. In connection with the May 2006 offering period, approximately 86,000 shares of common stock were purchased. Stock-based compensation relating to the ESPP was $47,000 in 2006.

The Company cancelled the offering period ended November 2006 due to its internal review of stock option granting and related accounting practices (see Notes 3 and 11).

The current offering period under the ESPP commenced on January 24, 2007, once the Company was current with its filings as required by the SEC and the Nasdaq, and will end on May 14, 2007, the next regularly scheduled purchase date.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted average assumptions for 2005 and 2004 are included in the estimated fair value calculations for rights to purchase stock under the ESPP for the proforma disclosures of SFAS 123:

	Fiscal Years
	2005	2004
Expected life (months)	6.0	6.0
Risk-free interest rate	3.57%	1.94%
Volatility	61%	64%
Dividend yield	—	—

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

The purchase discount of rights issued pursuant to the Company’s ESPP during 2006 was $0.84 per right. The weighted average estimated fair value, as defined by SFAS 123, of rights issued pursuant to the Company’s ESPP during 2005 and 2004 was $0.89 and $1.41 per right, respectively. For 2005 and 2004, the fair value of rights granted was estimated on the date of grant using Black-Scholes.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for 2006, 2005 and 2004:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at December 29, 2003	3,827	8,225	$5.73
Authorized	1,241	—	—
Granted	(1,396)	1,396	2.93
Forfeited or expired	338	(338)	6.37
Exercised	—	(395)	1.03
Balance at January 2, 2005	4,010	8,888	5.48
Authorized	1,316	—	—
Granted	(207)	207	3.77
Forfeited or expired	1,539	(1,539)	7.45
Exercised	—	(821)	2.20
Balance at January 1, 2006	6,658	6,735	5.37
Authorized	1,394	—	—
Granted	(1,711)	1,711	3.25
Forfeited or expired	284	(284)	9.02
Exercised	—	(698)	3.07
Balance at December 31, 2006	6,625	7,464	$4.97

As of the end of 2006, 2005 and 2004, options to purchase 5,689,000, 5,830,000 and 5,988,000 shares were vested, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices, intrinsic value and contractual life information at the end of 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.97 – $ 2.85	2,062	6.72	$2.26	$1,455	1,675	6.06	$2.14	$1,383
2.87 – 3.23	1,873	8.41	3.01	2	727	6.11	3.00	—
3.25 – 5.03	1,922	4.81	4.32	—	1,759	4.44	4.31	—
5.07 – 34.56	1,607	4.20	11.50	—	1,528	3.93	11.80	—
$0.97 – $34.56	7,464	6.11	$4.97	$1,457	5,689	4.99	$5.52	$1,383

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.97 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of the end of 2006 was 1,675,000.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised during 2006 was $1.6 million. Total cash received from employees as a result of employee stock option exercises during 2006 was approximately $2.1 million. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

On December 21, 2005, the Compensation Committee of the Company’s Board of Directors approved the vesting acceleration of unvested, “out-of-the-money” stock options awarded under its 1999 Stock Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon adoption of SFAS 123(R) by approximately $380,000 and because the outstanding options were not fully achieving their original objective of incentive compensation and employee retention due to exercise prices which were in excess of the current market value. A total of 187,703 shares with exercise prices ranging from $4.08 to $8.70 were accelerated under the program. The accelerated stock options had a weighted average exercise price of $5.45. On average, the accelerated options would otherwise have completed vesting over 1.6 years from the date of acceleration.

In the third and fourth quarters of 2006, the Company modified certain vested options held by individuals that terminated their employment with the Company during those periods. The modifications extended the post-termination exercise period of the modified options. The purpose of the modification was to offer the former employees an opportunity to exercise their vested options that otherwise would have been cancelled as a result of the black-out period imposed by the Company during its stock option review. A total of 433,301 shares with exercise prices ranging from $0.97 to $4.66 were modified, resulting in a charge of $70,000 being recorded in the consolidated statement of operations.

NOTE 13—LONG-LIVED ASSET IMPAIRMENT

During the fourth quarter of 2004, the Company evaluated the revenue potential of its products based upon discussions with potential customers, consultations with external advisors, review of actual sales levels and analysis of current and future design opportunities. Based upon this evaluation, the Company determined that the future revenue outlook for its QuickMIPS products was lower than previously expected. Accordingly, the Company performed an impairment assessment on the long-lived assets associated with these products. The preliminary assessment, based upon undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, the Company performed a probability-weighted assessment of the expected revenue and related cash flows, discounted using a risk-free interest rate. Based upon this assessment, the Company recorded a $3.2 million long-lived asset impairment charge as an operating expense during 2004, which was allocated to the related long-lived assets on a pro rata basis using the carrying value of the assets immediately before the impairment charge. This $3.2 million impairment charge was reflected on the Company’s balance sheets as a reduction in the carrying value of the related long-term assets. This write-down did not affect the carrying value of the related inventory.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2006	2005	2004
Revenue by product family(1):
Mature products	$16,976	$29,954	$26,515
Embedded standard products	8,422	11,750	12,823
Advanced embedded standard products	8,872	6,555	5,274
Royalty	654	—	—
Total revenue	$34,924	$48,259	$44,612

(1)          The mature product family includes pASIC 1, pASIC 2 and pASIC 3 products. The embedded standard products family includes QuickRAM, QuickPCI, QuickDSP, QuickFC and V3 products. The advanced embedded standard products family includes Eclipse, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products, as well as programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2006	2005	2004
Revenue by geography:
United States	$15,969	$24,050	$19,759
Europe	11,309	11,913	10,438
Japan	3,177	5,852	7,911
China	2,057	1,949	1,940
Rest of North America	1,442	3,182	2,446
Rest of Asia Pacific	970	1,313	2,118
Total revenue	$34,924	$48,259	$44,612

Two distributors of the Company’s products accounted for 26% and 11% of revenue in 2006. A contract manufacturer, purchasing the Company’s products for use in a telecom design for an OEM application, and a domestic OEM accounted for 14% and 13% of revenue in 2006, respectively.

Two distributors of the Company’s products accounted for approximately 22% and 19% of revenue in 2005. A domestic OEM accounted for 13% of revenue in 2005.

Three distributors of the Company’s products accounted for approximately 22%, 13% and 11% of revenue in 2004.

As of the end of 2006, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2006 and 2005, the Company had $2.1 million and $2.7 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. The Company has subleased a portion of its primary facilities to a tenant until November 2007. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2006, 2005 and 2004 was approximately $850,000, $830,000 and $860,000, respectively.

Future minimum lease commitments under the Company’s operating leases, net of sublease income and excluding property taxes and insurance, are as follows:

Operating Leases
(In thousands)
Fiscal Years
2007	$740
2008	791
2009	295
2010	14
2011 and thereafter	—
$1,840

NOTE 16—LITIGATION

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been signed and was submitted to the court. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. On February 15, 2005, the court preliminarily approved

QUICKLOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the settlement contingent on specified modifications. The settlement is still subject to court approval and a number of other conditions. There is no guarantee that the settlement will become effective. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. QuickLogic is not among the test cases and it is unclear what impact this will have on the class certified in the QuickLogic action or on the proposed settlement pending before the court. If this settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec. 31, 2006	Oct. 1, 2006	July 2, 2006	April 2, 2006	Jan. 1, 2006	Oct. 2, 2005	July 3, 2005	April 3, 2005
	(in thousands, except per share data)
Statement of Operations
Revenue	$7,744	$8,598	$9,249	$9,333	$10,317	$12,645	$12,770	$12,527
Cost of revenue	4,387	5,371	4,221	3,760	4,296	4,326	4,614	4,888
Gross profit	3,357	3,227	5,028	5,573	6,021	8,319	8,156	7,639
Operating expenses:
Research and development	2,117	2,429	2,357	2,400	2,411	2,449	2,334	2,454
Selling, general and administrative	4,857	3,994	4,594	4,617	4,375	4,140	4,042	4,298
Income (loss) from operations	(3,617)	(3,196)	(1,923)	(1,444)	(765)	1,730	1,780	887
Write-down of investment in Tower Semiconductor Ltd.	—	—	—	—	—	—	(1,466)	—
Interest income (expense) and other, net	306	268	245	218	243	46	37	27
Income (loss) before income taxes	(3,311)	(2,928)	(1,678)	(1,226)	(522)	1,776	351	914
Provision for (benefit from) income taxes	25	23	21	2	(66)	154	31	50
Net income (loss)	$(3,336)	$(2,951)	$(1,699)	$(1,228)	$(456)	$1,622	$320	$864
Net income (loss) per share:
Basic	$(0.12)	$(0.10)	$(0.06)	$(0.04)	$(0.02)	$0.06	$0.01	$0.03
Diluted	$(0.12)	$(0.10)	$(0.06)	$(0.04)	$(0.02)	$0.06	$0.01	$0.03
Weighted average shares:
Basic	28,680	28,678	28,519	28,059	27,539	27,146	26,747	26,385
Diluted	28,680	28,678	28,519	28,059	27,539	28,313	27,921	27,413

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment using those criteria, management concluded that, as of December 31, 2006, QuickLogic’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 59 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our internal review of stock option practices and related accounting as described in more detail in Note 3 of the consolidated financial statements found in Item 8 of this report, we have identified and have implemented the following enhanced controls and process improvements in connection with the issuance of stock-based awards:

•       allow electronic approval of stock option grants;

•       generally grant stock options only on pre-established dates or approve grants on dates scheduled in advance of the grant date, such as a Compensation Committee meeting date;

•       expand the Stock Option Committee to two members; and

•       provide for an additional review of terms and conditions of employee terminations.

ITEM 9B.       OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2007 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Executive Compensation,” “Compensation of Non-Employee Directors” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth under the captions “Equity Compensation Plan Summary” and “Security Ownership” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth under the captions “Transactions with Related Persons” and “Board Meetings, Committees and Corporate Governance” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers LLP during Fiscal 2006” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1.  Financial Statements

Reference is made to page 58 for a list of all financial statements and schedules filed as a part of this Report.

2.  Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal year 2006	$1,042	$246	$(427)	$861
Fiscal year 2005	1,088	119	(165)	1,042
Fiscal year 2004	1,100	—	(12)	1,088

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.  Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)          Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,12)	Form of Indemnification Agreement for directors and executive officers.
10.2(12)	1999 Stock Plan.
10.3(12)	1999 Employee Stock Purchase Plan.
10.4(1,12)	1989 Stock Option Plan.
10.5(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.
10.6(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.

10.7(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.8(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.9(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.10(12)	Form of Change of Control Severance Agreement.
10.11(12)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.12(11,12)	2005 Executive Bonus Plan, as amended.
10.13(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.14(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 101).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)          Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11) Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on March 12, 2007.

(12) This exhibit is a management contract or compensatory plan or arrangement.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2007.

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

Signature	Title	Date
/s/ E. THOMAS HART	Chairman, President and Chief Executive Officer	March 15, 2007
E. Thomas Hart	(Principal Executive Officer)
/s/ CARL M. MILLS	Vice President, Finance, Chief Financial Officer and	March 15, 2007
Carl M. Mills	Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ NICHOLAS ARETAKIS	Director	March 15, 2007
Nicholas Aretakis
/s/ MICHAEL J. CALLAHAN	Director	March 15, 2007
Michael J. Callahan
/s/ ARTURO KRUEGER	Director	March 15, 2007
Arturo Krueger
/s/ CHRISTINE RUSSELL	Director	March 15, 2007
Christine Russell
/s/ GARY H. TAUSS	Director	March 15, 2007
Gary H. Tauss

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,12)	Form of Indemnification Agreement for directors and executive officers.
10.2(12)	1999 Stock Plan.
10.3(12)	1999 Employee Stock Purchase Plan.
10.4(1,12)	1989 Stock Option Plan.
10.5(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.
10.6(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.7(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.8(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.9(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.10(12)	Form of Change of Control Severance Agreement.
10.11(12)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.12(11,12)	2005 Executive Bonus Plan, as amended.
10.13(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.14(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 101).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)          Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)          Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)          Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)   Incorporated  by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on March 12, 2007.

(12) This exhibit is a management contract or compensatory plan or arrangement.

†                    The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.