Form 10-Q
period 2007-04-01
QUICKLOGIC CORPORATION
filed 2007-05-10
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the Quarterly Period Ended April 1, 2007

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

As of May 4, 2007, 28,858,420 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

April 1, 2007

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2007	April 2, 2006

Revenue	$6,242	$9,333
Cost of revenue	5,401	3,760
Gross profit	841	5,573
Operating expenses:
Research and development	2,287	2,400
Selling, general and administrative	4,593	4,617
Loss from operations	(6,039)	(1,444)
Interest expense	(85)	(74)
Interest income and other, net	246	292
Loss before income taxes	(5,878)	(1,226)
Provision for income taxes	15	2
Net loss	$(5,893)	$(1,228)

Net loss per share:
Basic	$(0.20)	$(0.04)
Diluted	$(0.20)	$(0.04)

Weighted average shares:
Basic	28,814	28,059
Diluted	28,814	28,059

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 1, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$21,120	$24,621
Short-term investment in Tower Semiconductor Ltd.	1,530	1,530
Accounts receivable, net of allowances for doubtful accounts of $146 and $861, respectively	2,231	2,839
Inventory	6,473	9,064
Other current assets	1,645	1,894
Total current assets	32,999	39,948
Property and equipment, net	5,011	5,480
Investment in Tower Semiconductor Ltd.	769	769
Other assets	4,017	4,038
TOTAL ASSETS	$42,796	$50,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,182	$4,383
Accrued liabilities	2,640	2,462
Deferred income on shipments to distributors	1,594	1,152
Deferred royalty revenue	959	960
Current portion of debt and capital lease obligations	1,992	2,292
Total current liabilities	9,367	11,249

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,238	1,618
Total liabilities	10,605	12,867

Commitments and contingencies (see Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 28,858 and 28,680 shares issued and outstanding, respectively	29	29
Additional paid-in capital	164,854	164,138
Accumulated other comprehensive income	726	726
Accumulated deficit	(133,418)	(127,525)
Total stockholders’ equity	32,191	37,368
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,796	$50,235

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006

Cash flows from operating activities:
Net loss	$(5,893)	$(1,228)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	807	686
Stock-based compensation	381	452
Inventory write-down	2,465	232
Utilization of wafer credits from Tower Semiconductor Ltd.	67	25
Bad debt expense	35	—
Changes in assets and liabilities:
Accounts receivable	573	1,442
Inventory	126	(9)
Other assets	203	(17)
Trade payables	(2,201)	(32)
Accrued liabilities	178	(591)
Deferred income and royalty revenue	441	316
Net cash provided by (used for) operating activities	(2,818)	1,276

Cash flows from investing activities:
Capital expenditures for property and equipment	(338)	(709)
Net cash used for investing activities	(338)	(709)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(680)	(660)
Proceeds from debt and capital lease obligations	—	932
Proceeds from issuance of common stock	335	1,064
Net cash provided by (used for) financing activities	(345)	1,336

Net increase (decrease) in cash and cash equivalents	(3,501)	1,903
Cash and cash equivalents at beginning of period	24,621	28,283
Cash and cash equivalents at end of period	$21,120	$30,186

Supplemental disclosures of cash flow information:
Interest paid	$96	$58
Income taxes paid	$19	$13
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$791

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006

Net loss	$(5,893)	$(1,228)
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	(229)
Total comprehensive loss	$(5,893)	$(1,457)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”) was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add features to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products (“CSSPs”), Embedded Standard Products (“ESPs”), Field Programmable Gate Arrays (“FPGAs”), application solutions, associated design software and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the first quarter of 2007 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal first quarter for 2007 and 2006 ended Sunday, April 1, 2007 and April 2, 2006, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operation or cash flows for any of the periods presented.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including ArcticLink™, PolarPro™ , Eclipse™ II and QuickPCI® II devices, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, inventory valuation including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the first quarter of 2007 and 2006.

Inventory

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventory in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company’s semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market, its product life cycle may be shorter and increase the potential for obsolescence. The Company also regularly reviews the cost of inventory against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on its holdings of Tower ordinary shares. See Note 4.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. See Note 9.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 23% and 23% of total operating expenses for the first quarter of 2007 and 2006, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investment in Tower and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. See Note 4 for information regarding the Company’s investment in Tower. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, Japan and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

Note 3—Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2007			April 2, 2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(5,893)	28,814	$(0.20)	$(1,228)	28,059	$(0.04)
Effect of stock options	—	—	—	—	—	—
Diluted	$(5,893)	28,814	$(0.20)	$(1,228)	28,059	$(0.04)

For the first quarter of 2007, 6,979,000 of shares associated with options outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period. For the first quarter of 2006, 6,366,000 of shares associated with options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of “other than temporary” declines in market value, the adjusted cost of the Company’s Tower ordinary shares is $1.17 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

As of April 1, 2007, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $726,000 recorded in accumulated other comprehensive income, representing the difference between the adjusted cost per share and $1.71 per share, their market value on the last trading day of the reporting period. The Company plans to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment, $3.6 million of which remained available as of April 1, 2007. The credits have no stated maturity and the Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of future purchases.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5—Balance Sheet Components

	April 1, 2007	December 31, 2006
	(in thousands)
Inventory:
Raw materials	$378	$791
Work-in-process	5,624	7,845
Finished goods	471	428
	$6,473	$9,064

Other current assets:
Prepaid expenses	$1,496	$1,566
Other	149	328
	$1,645	$1,894

Property and equipment:
Equipment	$13,813	$13,477
Software	9,372	9,370
Furniture and fixtures	824	824
Leasehold improvements	803	803
	24,812	24,474
Accumulated depreciation and amortization	(19,801)	(18,994)
	$5,011	$5,480

Other assets:
Prepaid wafer credits	$3,567	$3,634
Other	450	404
	$4,017	$4,038

Accrued liabilities:
Employee related accruals	$1,668	$1,150
Other	972	1,312
	$2,640	$2,462

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	April 1, 2007	December 31, 2006
	(in thousands)
Debt and capital lease obligations:
Notes payable to bank	$2,186	$2,526
Capital leases	1,044	1,384
	3,230	3,910
Current portion of debt and capital lease obligations	(1,992)	(2,292)
	$1,238	$1,618

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

	Original Balance	Balance at April 1, 2007	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:

Non-formula advances	n/a	—	5,000	Greater of Prime + 0.50% or 8.50%	June 28, 2008

Equipment Line of Credit:
Notes payable	1,409	261	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	631	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	1,294	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	n/a	—	442	Prime + 1.00% or Treasury + 4.00%	30 or 36 months from date of advance
Total		$2,186

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of April 1, 2007.

At April 1, 2007, the prime rate under the credit facility was 8.25%. As of April 1, 2007 and December 31, 2006, $1.1 million and $1.3 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of April 1, 2007, $589,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of April 1, 2007, $406,000 was outstanding under the capital lease, $141,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of April 1, 2007, $49,000 was outstanding under the capital lease, $26,000 of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. As of April 1, 2007 and December 31, 2006, the Company had recorded approximately $959,000 and $960,000, respectively, of deferred royalty revenue under this agreement which is classified as a current liability. The Company recognized $110,000 of royalty revenue under the agreement in the first quarter of 2007.

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. The Company may issue either stock options or restricted stock under the terms of the 1999 Plan. To date only stock options have been issued under the 1999 Plan, but the Company may issue restricted stock in the future. As of April 1, 2007, approximately 15.0 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Options or equity awards that are cancelled or forfeited under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of April 1, 2007, approximately

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.3 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

The Board of Directors amended the ESPP in November 2005 to provide for six-month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 9—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors over the requisite service period. Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for first quarter of 2007 and 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2007	April 2, 2006
Cost of revenue	$55	$49
Research and development	85	146
Selling, general and administrative	241	257
Total costs and expenses	$381	$452

The amount of stock-based compensation included in inventory for the first quarter of 2007 and 2006 was not material.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	April 1, 2007	April 2, 2006
Expected term (years)	5.10	5.75
Risk-free interest rate	4.70%	4.75%
Volatility	80.00%	82.00%
Estimated pre-vesting annual forfeiture rate — employees	7.50%	8.10%
Estimated pre-vesting annual forfeiture rate — executive officers	1.60%	8.10%
Dividend yield	—	—

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

•                  Volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock, and other factors.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

•                  Estimated pre-vesting forfeitures: When estimating pre-vesting forfeitures, the Company considers termination behavior based on actual historical information for the class of employees.

The weighted average estimated fair value for options granted during the first quarter of 2007 and 2006 was $1.98 and $3.60 per option, respectively. As of the end of the first quarter of 2007, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was $3.3 million which is expected to be recognized over the next four years.

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first quarter of 2007 and fiscal year 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at January 2, 2006	6,658	6,735	$5.37
Authorized	1,394	—	—
Granted	(1,711)	1,711	3.25
Forfeited or expired	284	(284)	9.02
Exercised	—	(698)	3.07
Balance at December 31, 2006	6,625	7,464	4.97
Authorized	1,434	—	—
Granted	(126)	126	2.94
Forfeited or expired	581	(581)	6.76
Exercised	—	(178)	1.88
Balance at April 1, 2007	8,514	6,831	$4.86

As of April 1, 2007 and December 31, 2006, options to purchase 5,115,000 and 5,689,000 shares were vested, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $190,000 and $820,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first quarter of 2007 and 2006 was approximately $335,000 and $1.1 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Employee Stock Purchase Plan

The offering period ending May 2006 under the ESPP provided that shares were purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. In connection with the May 2006 offering period, approximately 86,000 shares of common stock were purchased. Stock-based compensation relating to the ESPP was $35,000 in the first quarter of 2006. The purchase discount of rights issued pursuant to the Company’s ESPP during the first quarter of 2006 was $0.84 per right.

The Company cancelled the offering period ended November 2006 due to its internal review of stock option granting practices and related accounting.

The current offering period under the ESPP commenced on January 24, 2007, once the Company had completed its stock option review and was current with its filings as required by the Securities and Exchange Commission (“SEC”) and Nasdaq, and will end on May 14, 2007, the next regularly scheduled purchase date. Future offering periods are expected to return to the standard six-month period. Stock-based compensation relating to the ESPP was $76,000 in the first quarter of 2007. The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the first quarter of 2007 was $0.84 per right.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP for the purchase period that will end on May 14, 2007:

Three Months Ended April 1, 2007
Expected term (months)	3.60
Risk-free interest rate	5.00%
Volatility	55.00%
Dividend yield	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon the observed interest rate appropriate for the term of the purchase period.

•                  Volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock, and other factors, for the term of the purchase period.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

Note 10—Income Taxes

In the first quarter of 2007 and 2006, the Company recorded income tax expense of $15,000 and $2,000, respectively, which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $82.1 million and $22.0 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2007 for federal and state purposes. Included in the net operating loss carryforward amount is $4.3 million and $3.1 million for federal and state income tax purposes, respectively, of stock option deductions that, when recognized, will result in a credit to stockholders’ equity.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company had approximately $111,000 and $120,000 of unrecognized tax benefits at January 1, 2007, the adoption date, and April 1, 2007, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, the Company had approximately $9,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. The Company estimates that any unrecognized tax benefit will not change significantly within the next twelve months.

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

Enacted in October 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions on stock awards that constitute deferred compensation. As a result of the Company’s stock option review in 2006, the Board of Directors modified options granted to two executive officers that resulted in an increase to their exercise price in order to eliminate any additional tax exposure under Section 409A and thereby maintain the incentive value of the options. The Company believes that the implications of Section 409A on grants with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004, along with potential remedial actions, is not material to its consolidated financial statements.

Note 11—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue by product line (1):
New products	$848	$1,088
Mature products	3,931	5,154
End-of-life products	1,463	3,091
Total revenue	$6,242	$9,333

(1)          New products include PolarProTM, EclipseTM II, QuickPCI® II and QuickMIPS products. Mature products include pASIC 3, QuickRAM, Eclipse, QuickPCI, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC® 1, pASIC 2 and V3 products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue by geography:
United States	$3,090	$4,836
Europe	837	2,033
Japan	610	988
China	331	605
Rest of North America	987	594
Rest of Asia Pacific	387	277
Total revenue	$6,242	$9,333

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended
	April 1, 2007	April 2, 2006
Distributor “A”	21%	33%
Distributor “B”	18%	13%
Customer “A” — domestic OEM	14%	12%
Customer “B” — domestic OEM	11%	*

*                    Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	April 1, 2007	April 2, 2006
Distributor “A”	24%	42%
Customer “B” — domestic OEM	13%	*

*                    Represents less than 10% of accounts receivable as of the date presented.

As of April 1, 2007, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of April 1, 2007 and December 31, 2006, the Company had $2.4 million and $2.1 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarter of 2007 and 2006 was approximately $225,000 and $210,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until March 2009.

SEC Inquiry

On July 26, 2006, the Company notified the SEC that it was conducting an internal review of its historical stock option practices and related accounting. On August 1, 2006, the Company received an informal inquiry from the SEC requesting certain documents and information relating to the Company’s practices, procedures and disclosures regarding its stock option grants. The Company complied with all requests made by the SEC. On March 20, 2007, the Company received notice that the inquiry was terminated and no enforcement action has been recommended.

Nasdaq Staff Determination Notices

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” or other similar words. Forward-looking statements include statements (1) regarding our revenue levels, including the commercial success of our new products, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2007.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the commercial and technical success of our new products such as ArcticLink™, PolarPro™, Eclipse™ II and QuickPCI® II, (2) our successful introduction of products and solutions incorporating emerging technologies or standards, (3) limited visibility into demand for our products including demand from significant customers or for new products, (4) the liquidity required to support our future operating and capital requirements, (5) our ability to accurately estimate quarterly revenue and (6) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low power programmable solutions that enable customers to add features to their mobile, consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design and sell Customer Specific Standard Products, or CSSPs, Embedded Standard Products, or ESPs, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. CSSPs implement customer specific solutions as a standard product. Our ESP and FPGA devices are also standard products that can be programmed to perform desired logic functions. In 1991, we introduced our first FPGA products based upon our ViaLink® technology. We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

Consumer products are the new driver for semiconductor sales, and the needs of the consumer market bring a unique set of requirements as compared to traditional FPGA markets. One important trend in the consumer market is towards mobile, hand-held devices. Important industry trends affecting this market include miniaturization and the need to increase battery life. An equally important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. And of course, there is intense pressure on the total product cost, including per unit component costs and non-recurring development expenses. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, hand-held products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We market a range of solutions to our customers, including:

•                  Customer Specific Standard Products incorporating our devices, intellectual property, or IP,  and software drivers. These complete solutions are targeted at specific low power application segments that have similar connectivity and performance requirements. In addition, the remaining programmable fabric can be utilized to address the customer’s specific requirements. By providing customized solutions for customers we increase their ability to meet the time-to-market pressures associated with their markets;

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

Whether a customer uses our CSSPs as a complete solution, our ESPs as a “known good starting point” in their design, or our FPGAs as a “blank slate” to design their unique application, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption and add features or performance to their embedded applications. In addition, we believe that our products and solutions provide our customers with the lowest power consumption and highest IP security of all full featured FPGAs.

Our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver high performance, high reliability, IP security and instant on features that our customers value. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal-speed and low power consumption. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the application specific standard product, or ASSP, and the FPGA portions of CSSPs and ESPs.

Our CSSPs provide:

•                  Proven System Solutions—out-of-the-box solutions based on industry standard interfaces and intellectual property along with proven software and drivers;

•                  Flexibility—solutions can be combined as required to meet a customer’s specific needs;

•                  Small Form Factor—single chip solutions in packages as small as 6x6 millimeters;

•                  Instant On—live at power up because ViaLink-based products require no configuration bit stream;

•                  High Reliability—ViaLink-based products do not rely on an SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

•                  Unmatched IP Security—it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology.

Our PolarPro architecture builds on our low power Eclipse II architecture to provide lower power consumption and a more cost-effective device. All PolarPro devices include the new and innovative Very Low Power, or VLP, mode, power aware placement and glitch free clock gating. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

We announced our first Solution Platform product offering, ArcticLink, in March 2007 and announced sample availability in April 2007. Our Solution Platforms combine hard-wired logic and programmable fabric on one device. Adding hard-wired intellectual property enables us to deliver more logic, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

The low power consumption, high performance, small form factor and fast time-to-market of our solutions are ideal for power sensitive mobile applications that need to efficiently integrate storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us. Examples of how our new customers have utilized our new products are:

•                  smartphones—where our solutions enable the simultaneous display of video on the handset and an external display;

•                  portable navigation products—where our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest peripherals, such as high capacity SD cards;

•                  portable media players—where our solutions allow a processor to access a micro hard disk drive;

•                  cellular data cards—where our solutions provide the lowest power interface between a cellular radio and a laptop card slot; and

•                  handheld point-of-sale, or POS, terminals—where our solutions enable Wi-Fi, BlueTooth and storage connectivity.

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

We sell programmed and unprogrammed products through distributors and directly to original equipment manufacturers, or OEMs. We recognize revenue at the time of shipment of products directly to OEMs. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the first quarter of 2007 and 2006, approximately 62% and 51%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 62% and 61% for the first quarter of 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended
	April 1, 2007	April 2, 2006
Distributor “A”	21%	33%
Distributor “B”	18%	13%
Customer “A” — domestic OEM	14%	12%
Customer “B” — domestic OEM	11%	*

*                    Represents less than 10% of revenue for the period presented.

We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors and customers could account for a larger portion of our revenue.

Our international sales were 50% and 48% of our revenue in the first quarter of 2007 and 2006, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Securities and Exchange Commission, or SEC, has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities, market value and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue	100.0%	100.0%
Cost of revenue (1)	86.5	40.3
Gross profit	13.5	59.7
Operating expenses:
Research and development	36.6	25.7
Selling, general and administrative	73.6	49.5
Loss from operations	(96.7)	(15.5)
Interest expense	(1.4)	(0.8)
Interest income and other, net	3.9	3.1
Loss before income taxes	(94.2)	(13.2)
Provision for income taxes	0.2	—
Net loss	(94.4)%	(13.2)%

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue by product line (2):
New products	$848	$1,088
Mature products	3,931	5,154
End-of-life products	1,463	3,091
Total revenue	$6,242	$9,333

(1)             Includes $2.5 million and $232,000 of costs for excess inventory and related charges, which represents 39.5% and 2.5% of revenue, respectively.

(2)             New products include PolarPro, Eclipse II, QuickPCI II and QuickMIPS products. Mature products include pASIC 3, QuickRAM, Eclipse, QuickPCI, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2 and V3 products.

Three Months Ended April 1, 2007 and April 2, 2006

Revenue.   Our revenue for the first quarter of 2007 was $6.2 million, representing a decline of $3.1 million, or 33.1%, from revenue of $9.3 million in the first quarter of 2006. Our end-of-life product revenue declined by $1.6 million as a result of a $1.7 million decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $110,000 increase in our V3 product revenue due to higher demand as a result of their announced end-of-life in January 2007. Our mature product revenue declined by $1.2 million as a result of lower customer demand for pASIC 3, QuickRAM and QuickPCI products. Our new product revenue declined by $240,000 due to a decline in revenue from one customer as a result of the late stage of its product life cycle. This customer, purchasing our Eclipse II devices through a contract manufacturer, represented $590,000 of revenue in the first quarter of 2006 and no revenue in the first quarter of 2007.

Our revenue for the first quarter of 2007 was 19.4% lower sequentially, declining by approximately $1.5 million to $6.2 million from $7.7 million in the fourth quarter of 2006. This sequential revenue decrease was primarily due to: 1) a $580,000 decline in new product revenue due to the customer’s product life cycle as mentioned above; 2) a $670,000 decline in mature product revenue due primarily to a $550,000 decline in royalty revenue, which is based on reported sales by the licensee; and 3) a $250,000 decline in our end-of-life products as a result of an $860,000 decline in our pASIC 1 and pASIC 2 product revenue due to their end-of-life, partially offset by a $600,000 increase in our V3 product revenue due to higher demand as a result of their announced end-of-life in January 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our foundry agreement with the supplier that fabricated our pASIC 1 and pASIC 2 products expired at the end of 2005. We announced an end-of-life for these products in 2004 and requested that our customers take delivery of lifetime buy orders before the end of 2005. These products contributed $520,000 and $2.3 million of our revenue in the first quarter of 2007 and 2006, respectively. We currently believe that a majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities of our product to satisfy their demand throughout the expected life of their products or have converted to using other of our products, such as pASIC 3, which is pin compatible with pASIC 2. Because of the end-of-life of these products, we have experienced a significant reduction in pASIC 1 and pASIC 2 revenue since the third quarter of 2005 and believe that they will not represent significant revenue in 2007. We have no further manufacturing capacity for these products and any future revenue is limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. These products contributed $940,000 and $830,000 of our revenue in the first quarter of 2007 and 2006, respectively. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate up or down significantly on a sequential basis. After 2007, we expect that these products will contribute less than five percent of revenue.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products and solutions.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating industry standard interfaces such as Universal Serial Bus 2.0 On-the-Go, or USB 2.0 OTG, Secure Digital Input/Output, or SDIO, and Integrated Drive Electronics, or IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.   Gross profit was $841,000 and $5.6 million in the first quarter of 2007 and 2006, respectively, which represented 13.5% and 59.7% of revenue for those periods. The $4.7 million decline in gross profit was primarily due to: 1) increased inventory reserves of $2.2 million, primarily for excess quantities as a result of a change in forecasted product mix; 2) lower revenue and change in product mix and cost, which contributed $1.9 million; and 3) higher unabsorbed overhead of approximately $400,000 as a result of lower production volumes. In the first quarter of 2007, we provided inventory reserves primarily for excess quantities in the amount of $2.5 million and sold approximately $80,000 of inventory that was previously reserved. In the first quarter of 2006, we provided inventory reserves primarily for excess quantities in the amount of $232,000 and sold approximately $320,000 of inventory that was previously reserved.

Research and Development Expense.   Research and development expense was $2.3 million and $2.4 million in the first quarter of 2007 and 2006, respectively, which represented 36.6% and 25.7% of revenue for those periods. The decrease of approximately $113,000 was primarily a result of $140,000 of lower compensation expense due to a decrease in the number of employees, partially offset by higher development project expenses. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $4.6 million and $4.6 million for first quarter of 2007 and 2006, respectively, which represented 73.6% and 49.5% of revenue for those periods. The primary reason for the increase in selling, general and administrative expense as a percentage of revenue is due to the lower revenue in the first quarter of 2007. The $24,000 decrease in selling, general and administrative expense was primarily due to lower commissions to outside sales representatives as result of lower revenue and lower travel expense, partially offset by higher compensation expenses due to the increase in the number of sales and marketing employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Interest Expense.   Interest expense increased to $85,000 for first quarter of 2007 as compared to $74,000 for the first quarter of 2006. This $11,000 increase was primarily due to higher interest rates on outstanding debt and capital leases.

Interest Income and Other, Net.   Interest income and other, net decreased to $246,000 of income for the first quarter of 2007 as compared to $292,000 of income for the first quarter of 2006. The $46,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower invested cash balances.

Provision for Income Taxes.   For the first quarter of 2007, we incurred a net loss of $5.9 million and recorded a provision for income taxes of $15,000, which consisted of income taxes on foreign operations. For the first quarter of 2006, we incurred a net loss of $1.2 million and recorded a provision for income taxes of $2,000, which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.   For the first quarter of 2007 and 2006, stock-based compensation totaled $381,000 and $452,000, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006

Cost of revenue	$55	$49
Research and development	85	146
Selling, general and administrative	241	257
Total	$381	$452

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of April 1, 2007, our principal sources of liquidity consisted of our cash and cash equivalents of $21.1 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $442,000, and our investment in Tower with a market value of approximately $2.3 million.

As of April 1, 2007, our interest-bearing debt consisted of $2.2 million outstanding from Silicon Valley Bank and $1.0 million outstanding under capital leases. As of April 1, 2007, our accumulated deficit was $133.4 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.0 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. As of April 1, 2007, we had no balances outstanding under the revolving line of credit, $2.2 million outstanding under the current and previous equipment lines of credit and $442,000 available to be drawn against future equipment purchases. Advances under the new equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of April 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

As of April 1, 2007, we had $589,000 outstanding under a capital lease obligation to finance design automation software and related maintenance. The capital lease obligation has an imputed interest rate of 8.5% per annum and is being repaid in quarterly amounts of $204,000 through November 2007.

As of April 1, 2007, we had $406,000 outstanding under a capital lease obligation for design software tools and related maintenance. The capital lease obligation has an imputed interest rate of 9.0% per annum and is being repaid in semi-annual amounts of $148,000 through July 2008.

As of April 1, 2007, we also had $49,000 outstanding under a capital lease obligation for design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009.

Net cash from operating activities

Net cash used for operating activities was $2.8 million in the first quarter of 2007. The cash used for operating activities resulted primarily from a net loss of $5.9 million, adjusted for $3.8 million of non-cash charges including reserves for excess inventory of $2.5 million, depreciation and amortization of $807,000 and stock-based compensation of $381,000. In addition, changes in working capital accounts used cash in the amount of $680,000 primarily as a result of a decrease of $2.2 million in accounts payable due to timing of inventory purchases and expenditures at the end of each period. These uses of cash were partially offset by a $573,000 decrease in accounts receivable due primarily to a reduction in revenue levels and strong collections, a $441,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred, a $203,000 decrease in other assets, and a $178,000 increase in accrued liabilities.

Net cash provided by operating activities was $1.3 million in the first quarter of 2006. The cash provided by operating activities resulted primarily from a net loss of $1.2 million, adjusted for $1.4 million of non-cash charges including depreciation and amortization of $686,000, stock-based compensation of $452,000 and reserves for excess inventory of $232,000. In addition, changes in working capital accounts provided cash in the amount of $1.1 million primarily as a result of a decrease of $1.4 million in accounts receivable due to a reduction in revenue levels and the timing of shipments in the period and a $316,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred. These sources of cash were partially offset by a $591,000 decrease in accrued liabilities.

Net cash from investing activities

Net cash used for investing activities for the first quarter of 2007 and 2006 was $338,000 and $709,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products and solutions.

Net cash from financing activities

Net cash used for financing activities was $345,000 for the first quarter of 2007, resulting from scheduled payments of $680,000 under the terms of our debt and capital lease obligations, partially offset by $335,000 in proceeds related to the issuance of common shares upon the exercise of stock options by employees.

Net cash provided by financing activities was $1.3 million for the first quarter of 2006, resulting from $1.1 million in proceeds related to the issuance of common shares upon the exercise of stock options by employees and $932,000 in proceeds from borrowings under our equipment line of credit, partially offset by scheduled payments of $660,000 under the terms of our debt and capital lease obligations.

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, our ability to obtain debt financing and to remain in compliance

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $5.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors,” there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 1, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$1,587	$743	$844	$—
Wafer purchases (1)	2,412	2,412	—	—
Other purchase commitments	1,990	1,863	127	—
Total contractual cash obligations	5,989	5,018	971	—

Other commercial commitments (2):
Notes payable to bank	2,186	1,115	1,071	—
Capital lease obligations	1,044	877	167	—
Total commercial commitments	3,230	1,992	1,238	—
Total contractual obligations and commercial commitments	$9,219	$7,010	$2,209	$—

(1)             Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.4 million include both firm purchase commitments and a portion of our forecasted wafer starts as of April 1, 2007.

(2)             Other commercial commitments are included as liabilities on our balance sheet as of April 1, 2007.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of April 1, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 23% and 23% of total operating expenses for the first quarter of 2007 and 2006, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $180,000 in the first quarter of 2007.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses in the income statement. A market value fluctuation of 10% would have had a $230,000 impact on accumulated other comprehensive income in the first quarter of 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our current disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We are marketing our new products - ArcticLink, PolarPro, Eclipse II and QuickPCI II - to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our new products and solutions have a compelling advantage in low power applications, and that this business will provide long-term revenue growth for QuickLogic, but there is no assurance when this will occur. Some of the opportunities for our new products are in the rapidly changing mobile market, which typically has shorter product life cycles, higher volumes and greater price pressure than our traditional business. In order to react quickly to opportunities or to obtain favorable wafer prices, we have made significant investments in and commitments to purchase PolarPro and Eclipse II inventory. In addition, the nature of the mobile market and the customers that operate in this market may cause revenue to fluctuate significantly from quarter to quarter. For example, while our new product revenue increased in the second and third quarters of 2006, it declined in the fourth quarter of 2006 and first quarter of 2007 due to the product life cycle of a significant customer for these products. If we are unable to design, produce and sell new solutions and products that meet design specifications, address customer requirements and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, if we are unable to obtain adequate capacity on a timely basis, if we are unable to develop Customer Specific Standard Products, or CSSPs, or solutions in a timely manner, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially effected, we may be required to write-off related inventory and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

We spend significant time and money to design and develop products and solutions around an industry standard, such as USB and IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventory and long-lived assets.

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead-times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead-times are longer than the delivery lead-times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic OEM of instrumentation and test equipment accounted for 13% of revenue in both 2005 and 2006 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 14% of revenue in 2006. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at April 1, 2007 was $21.1 million. At April 1, 2007, our interest-bearing debt consisted of $2.2 million outstanding from Silicon Valley Bank and $1.0 million outstanding under capital leases. On June 30, 2006, we amended and restated our credit facility with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit available through June 2008 and $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. At April 1, 2007, we had $5.0 million available to borrow under our revolving credit facility and $442,000 available to borrow under our equipment line of credit.

At April 1, 2007, we held 1,344,543 Tower ordinary shares, valued at approximately $2.3 million based upon the market closing price of $1.71 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $5.0 million in the next twelve months. As of April 1, 2007, we had commitments to purchase $2.4 million of wafer inventory.

As a result of potential investments, current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our ArcticLink, PolarPro, Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development. Our pASIC 1 and pASIC 2 devices were fabricated by a single supplier, and the expiration of this supply agreement has had a significant effect on our business. We recently announced the end-of-life of our V3 products, due primarily to a supplier’s decision to stop manufacturing these products. V3 products contributed $2.2 million and $3.6 million of revenue in 2006 and 2005, respectively, and we currently do not expect these devices to contribute significant revenue after 2007. In addition, demand for assembly capacity at our primary supplier may increase. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may be unwilling or unable to make. We sell programmers to customers that are made by a single supplier. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products, as we did with our pASIC 1, pASIC 2 and V3 products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

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

We record a majority of our inventory transactions based on information from our subcontractors. If we do not receive prompt and accurate information from our suppliers, we could misstate inventory levels, incorrectly record gross profit, be unable to meet our delivery commitments to customers or commit to manufacturing inventory that is not required to meet customer delivery commitments, which could materially harm our business.

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our ArcticLink, PolarPro, Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At April 1, 2007, the value of our Tower investment was $2.3 million and the value of our wafer credits recorded on our balance sheet was $3.6 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, we wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders on our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead-times. These factors may result in product shortages or excess product inventory. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. For example, in the first quarter of 2007, we reserved $2.5 million of inventory due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

The announced end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. Revenue from these products was $5.8 million and $21.1 million in 2006 and 2005, respectively. A majority of our customers that use pASIC 1 and pASIC 2 products have either purchased sufficient quantities to satisfy their demand throughout the expected life of their products or have converted their designs to our other products, such as pASIC 3 which is pin compatible with pASIC 2. Future revenue from pASIC 1 and pASIC 2 products is limited to inventory on hand and we do not expect significant revenue from these products in 2007. Our operating results and liquidity have been adversely affected by the end-of-life of these products as we are currently operating at a net loss and expect negative cash flow at our current revenue level. To mitigate the affects of the end-of-life of our pASIC 1 and pASIC 2 products, we plan to develop customer demand for new products, such as ArcticLink, PolarPro, Eclipse II and QuickPCI II, which have active customer designs but limited revenue history. The pASIC 1 and pASIC 2 revenue decline has been more rapid than the revenue growth from our new product and mature products. While we expect revenue growth from new products and mature products will offset the decline in pASIC 1 and pASIC 2 revenue, there is no assurance when this will occur.

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc., who recently purchased the XScale business unit from Intel, and Analog Devices, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; and (3) specific industry standards such as USB 2.0 OTG, Serial Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a solution incorporating a specific embedded processor, a micro hard disk drive and our Eclipse II device that improves performance and lowers the overall power consumption of an application. If our solutions are not incorporated into customer products, if our partners discontinue production of or incorporate our solution into their product offerings, or if the informal partnerships are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products, such as our CSSPs, ArcticLink, and PolarPro products, are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or that are identified as new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2006, 2004, 2003 and 2002. Our accumulated deficit as of April 1, 2007 was $133.4 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $5.9 million in the first quarter of 2007 and we may not return to profitability in any future periods.

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

Individual distributors and OEMs often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these distributors and customers, our financial results may be materially harmed.

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

•                  errors in applying or changes in accounting and corporate governance rules;

•                  the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan;

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single-source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines and Israel. We expect to manufacture a majority of our new products and the products that we currently have under development in Israel and to assemble these products in South Korea or China. As a result, these manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People’s Republic of China, between South Korea and North Korea, and conflicts involving Israel.

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

In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries.

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

Many of our competitors have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including, but not limited to, re-programmability and lower price. Our current direct competitors include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

We also face competition from companies that offer Application Specific Integrated Circuits, or ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than those of our products. We may also face competition from suppliers of embedded microprocessors, such as Freescale Semiconductor, Inc., or from suppliers of products based on new or emerging technologies. Our inability to successfully compete in any of the following areas could materially harm our business:

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

We may be unable to adequately protect our intellectual property rights and may face significant expenses as a result of future litigation

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

Because it is critical to our success that we continue to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and other third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; diversion of resources from other development projects or market opportunities; our ability to incorporate licensed technology in our products and solutions; our ability to introduce related products in a cost-effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products and solutions. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventory which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors’ facilities or our suppliers’ facilities, our business could be seriously harmed.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

GAAP are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission, or SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

For example, the FASB has issued SFAS 123(R), “Share-Based Payment,” which we adopted in the first quarter of 2006. SFAS 123(R) requires us to measure compensation costs for all stock-based compensation awards (including our stock options and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense over the vesting period. If this accounting pronouncement had been in effect during 2005, we would have reported a net loss.

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

As of December 2006, we have evaluated our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404. As a result, we incurred additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our directors and management have been named parties to lawsuits related to our historical stock option practices and related accounting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

Two lawsuits have been filed against the Company, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time consuming, expensive and disruptive to normal business operations and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement, of any or all of these claims, if any, may not be covered by insurance.

Item 6. Exhibits

a.         Exhibits

The following Exhibits are filed with this report:

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
10.7		Form of Restricted Stock Purchase Agreement under the 1999 Stock Plan.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)             Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: May 10, 2007	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
10.7		Form of Restricted Stock Purchase Agreement under the 1999 Stock Plan.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)             Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.