Form 10-Q
period 2007-07-01
QUICKLOGIC CORPORATION
filed 2007-08-10
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

As of August 2, 2007, 29,087,203 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

JULY 1, 2007

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue	$8,405	$9,249	$14,647	$18,582
Cost of revenue	3,975	4,221	9,376	7,981
Gross profit	4,430	5,028	5,271	10,601
Operating expenses:
Research and development	2,339	2,357	4,626	4,757
Selling, general and administrative	4,387	4,594	8,980	9,211
Loss from operations	(2,296)	(1,923)	(8,335)	(3,367)
Interest expense	(72)	(96)	(157)	(170)
Interest income and other, net	317	341	563	633
Loss before income taxes	(2,051)	(1,678)	(7,929)	(2,904)
Provision for income taxes	27	21	42	23
Net loss	$(2,078)	$(1,699)	$(7,971)	$(2,927)

Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.28)	$(0.10)
Diluted	$(0.07)	$(0.06)	$(0.28)	$(0.10)

Weighted average shares:
Basic	28,966	28,519	28,890	28,290
Diluted	28,966	28,519	28,890	28,290

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	July 1, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$19,820	$24,621
Short-term investment in Tower Semiconductor Ltd.	1,279	1,530
Accounts receivable, net of allowances for doubtful accounts of $264 and $861, respectively	2,658	2,839
Inventory	5,620	9,064
Other current assets	1,733	1,894
Total current assets	31,110	39,948
Property and equipment, net	4,460	5,480
Investment in Tower Semiconductor Ltd.	644	769
Other assets	3,500	4,038
TOTAL ASSETS	$39,714	$50,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$1,771	$4,383
Accrued liabilities	2,208	2,462
Deferred income on shipments to distributors	1,155	1,152
Deferred royalty revenue	849	960
Current portion of debt and capital lease obligations	1,825	2,292
Total current liabilities	7,808	11,249

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,304	1,618
Total liabilities	9,112	12,867

Commitments and contingencies (see Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,080 and 28,680 shares issued and outstanding, respectively	29	29
Additional paid-in capital	165,719	164,138
Accumulated other comprehensive income	350	726
Accumulated deficit	(135,496)	(127,525)
Total stockholders’ equity	30,602	37,368
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,714	$50,235

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006

Cash flows from operating activities:
Net loss	$(7,971)	$(2,927)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,565	1,491
Gain on disposal of property and equipment	(95)	—
Stock-based compensation	809	855
Inventory write-down	3,224	470
Decrease in wafer credits from Tower Semiconductor Ltd.	454	56
Bad debt expense	153	49
Changes in assets and liabilities:
Accounts receivable	28	1,032
Inventory	220	(73)
Other assets	245	191
Trade payables	(2,612)	468
Accrued liabilities	(254)	(748)
Deferred income and royalty revenue	(108)	(34)
Net cash provided by (used for) operating activities	(4,342)	830

Cash flows from investing activities:
Capital expenditures for property and equipment	(545)	(1,180)
Proceeds from sale of equipment	95	—
Net cash used for investing activities	(450)	(1,180)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,223)	(1,218)
Proceeds from debt obligations	442	932
Proceeds from issuance of common stock	772	2,526
Net cash provided by (used for) financing activities	(9)	2,240

Net increase (decrease) in cash and cash equivalents	(4,801)	1,890
Cash and cash equivalents at beginning of period	24,621	28,283
Cash and cash equivalents at end of period	$19,820	$30,173

Supplemental disclosures of cash flow information:
Interest paid	$164	$126
Income taxes paid	$16	$11
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$791

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net loss	$(2,078)	$(1,699)	$(7,971)	$(2,927)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	(376)	161	(376)	(68)
Total comprehensive loss	$(2,454)	$(1,538)	$(8,347)	$(2,995)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. QuickLogic’s fiscal second quarter for 2007 and 2006 ended Sunday, July 1, 2007 and July 2, 2006, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operation or cash flows for any of the periods presented.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including ArcticLink™, PolarPro™, Eclipse™ II and QuickPCI® II devices, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, inventory levels, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the second quarter and the first half of 2007 and 2006.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

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

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. The effect of foreign currency exchange rate fluctuations has not been significant to date. Operating expenses denominated in foreign currencies were approximately 23% and 22% of total operating expenses for the first half of 2007 and 2006, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

	Three Months Ended
	July 1, 2007			July 2, 2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(2,078)	28,966	$(0.07)	$(1,699)	28,519	$(0.06)
Effect of stock options	—	—	—	—	—	—
Diluted	$(2,078)	28,966	$(0.07)	$(1,699)	28,519	$(0.06)

	Six Months Ended
	July 1, 2007			July 2, 2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(7,971)	28,890	$(0.28)	$(2,927)	28,290	$(0.10)
Effect of stock options	—	—	—	—	—	—
Diluted	$(7,971)	28,890	$(0.28)	$(2,927)	28,290	$(0.10)

For the second quarter and first half of 2007, 6,864,000 shares associated with options outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period. For the second quarter and first half of 2006, 6,096,000 shares associated with options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

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

As of July 1, 2007, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $350,000 recorded in accumulated other comprehensive income, representing the difference between the adjusted cost per share and $1.43 per share, their market value on the last trading day of the reporting period. The Company plans to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of July 1, 2007, the prepaid wafer credits balance was $3.2 million. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

Note 5—Balance Sheet Components

	July 1, 2007	December 31, 2006
	(in thousands)
Inventory:
Raw materials	$221	$791
Work-in-process	4,961	7,845
Finished goods	438	428
	$5,620	$9,064

Other current assets:
Prepaid expenses	$1,407	$1,566
Other	326	328
	$1,733	$1,894

Property and equipment:
Equipment	$13,457	$13,477
Software	9,380	9,370
Furniture and fixtures	824	824
Leasehold improvements	803	803
	24,464	24,474
Accumulated depreciation and amortization	(20,004)	(18,994)
	$4,460	$5,480

Other assets:
Prepaid wafer credits	$3,180	$3,634
Other	320	404
	$3,500	$4,038

Accrued liabilities:
Employee related accruals	$1,505	$1,150
Other	703	1,312
	$2,208	$2,462

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Note 6—Obligations

	July 1, 2007	December 31, 2006
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$2,277	$2,526
Capital leases	852	1,384
	3,129	3,910
Current portion of debt and capital lease obligations	(1,825)	(2,292)
	$1,304	$1,618

Revolving Line of Credit and Notes Payable to Bank

Effective June 2006, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2007. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008 and provides that future advances under the equipment line of credit be repaid in 36 equal monthly installments. Terms of the various advances under the agreement are as follows (in thousands):

	Original Balance	Balance at July 1, 2007	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	—	$5,000	Greater of Prime + 0.50% or 8.50%	June 28, 2008

Equipment Line of Credit:

Notes payable	$1,409	$137	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	549	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	1,162	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	442	429	n/a	Prime + 1.00%	Multiple draws maturing on or before May 2010

Notes payable	n/a	—	2,500	Prime + 1.00% or Treasury + 4.00%	36 months from date of advance
Total		$2,277

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of July 1, 2007.

At July 1, 2007, the prime rate under the credit facility was 8.25%. As of July 1, 2007 and December 31, 2006, $1.1 million and $1.3 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Lease

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of July 1, 2007, $397,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of July 1, 2007, $406,000 was outstanding under the capital lease, $141,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of July 1, 2007, $49,000 was outstanding under the capital lease, $26,000 of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. As of July 1, 2007 and December 31, 2006, the Company had recorded approximately $849,000 and $960,000, respectively, of deferred royalty revenue under this agreement which is classified as a current liability. The Company recognized $220,000 and zero royalty revenue in the first half of 2007 and 2006, respectively.

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. The Company may issue either stock options or restricted stock under the terms of the 1999 Plan. As of July 1, 2007, approximately 14.9 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Options or equity awards that are cancelled or forfeited under the 1989 Plan also become available for grant under the 1999 Plan. Options granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. However, the Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of July 1, 2007, approximately 5.1 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Note 9—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors over the requisite service period. Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for the second quarter and first half of 2007 and 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenue	$54	$53	$109	$102
Research and development	94	118	179	264
Selling, general and administrative	280	232	521	489
Total costs and expenses	$428	$403	$809	$855

The amount of stock-based compensation included in inventory for the second quarter and first half of 2007 and 2006 was not material.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards on the grant date using an option pricing model. As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The Company measures the fair value of stock option and ESPP awards using the Black-Scholes option pricing model. Black-Scholes, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Expected term (years)	5.10	5.75	5.10	5.75
Risk-free interest rate	4.71%	4.95%	4.70%	4.87%
Volatility	80.00%	82.00%	80.00%	82.00%
Dividend yield	—	—	—	—

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

•                  Volatility: The Company determines expected volatility based primarily on historical volatility of the Company’s common stock.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The weighted average estimated fair value for options granted during the second quarter of 2007 and 2006 was $1.86 and $4.11 per option, respectively. The weighted average estimated fair value for options granted during the first half of 2007 and 2006 was $1.92 and $3.89 per option, respectively. As of the end of the second quarter of 2007, the fair value of unvested stock-based compensation awards, net of expected forfeitures, was $3.2 million which is expected to be recognized over the next four years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first half of 2007 and fiscal year 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at January 2, 2006	6,658	6,735	$5.37
Authorized	1,394	—	—
Granted	(1,711)	1,711	3.25
Forfeited or expired	284	(284)	9.02
Exercised	—	(698)	3.07
Balance at December 31, 2006	6,625	7,464	4.97
Authorized	1,434	—	—
Granted (1)	(267)	250	2.84
Forfeited or expired	843	(843)	6.54
Exercised	—	(253)	1.74
Balance at July 1, 2007	8,635	6,618	$4.81

(1)          During the second quarter of 2007, the Company granted an aggregate of 16,692 shares of fully vested restricted stock awards under the 1999 Plan.

The total intrinsic value of options exercised during the second quarter of 2007 and 2006 was $100,000 and $700,000, respectively. The total intrinsic value of options exercised during the first half of 2007 and 2006 was $290,000 and $1.5 million, respectively. Total cash received from employees as a result of employee stock option exercises during the second quarter and first half of 2007 was approximately $110,000 and $445,000, respectively. Total cash received from employees as a result of employee stock option exercises during the second quarter and first half of 2006 was approximately $1.1 million and $2.1 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Employee Stock Purchase Plan

The offering period ending May 2006 under the ESPP provided that shares were purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. Stock-based compensation relating to the ESPP was $34,000 and $69,000 in the second quarter and first half of 2006, respectively. The purchase discount of rights issued pursuant to the Company’s ESPP during the second quarter and first half of 2006 was $0.84 per right.

The Company cancelled the offering period ended November 2006 due to its internal review of stock option granting practices and related accounting.

The offering period ending May 14, 2007 commenced on January 24, 2007, once the Company had completed its stock option review and was current with its filings as required by the Securities and Exchange Commission (“SEC”) and Nasdaq. The current offering period ending November 14, 2007 returned to the standard six-month period. Employees participating in these offering periods purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning or the end of the offering period. Stock-based compensation relating to the ESPP was $87,000 and $163,000 in the second quarter and first half of 2007, respectively. The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the second quarter and first half of 2007 was $0.90 and $0.88 per right, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended July 1, 2007	Six Months Ended July 1, 2007
Expected life (months)	6.0	5.1
Risk-free interest rate	5.00%	5.00%
Volatility	55.00%	55.00%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•                  Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•                  Risk-free interest rate: The risk-free interest rate assumption is based upon the observed interest rate appropriate for the term of the purchase period.

•                  Volatility: The Company determines expected volatility based primarily on historical volatility of the Company’s common stock for the term of the purchase period.

•                  Dividend yield: The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

Note 10—Income Taxes

In the second quarter of 2007 and 2006, the Company recorded income tax expense of $27,000 and $21,000, respectively, which consisted primarily of income taxes on foreign operations. In the first half of 2007 and 2006, the Company recorded income tax expense of $42,000 and $23,000, respectively, which consisted primarily of income taxes on foreign operations.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company did not recognize material additional liability as a result of the implementation of FIN 48. The Company had approximately $111,000 of unrecognized tax benefits at January 1, 2007, the adoption date. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $9,000 of accrued interest and penalties related to uncertain tax positions. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) relating to FIN 48. The Company has applied the provisions of FSP FIN 48-1 in its adoption of FIN 48.

There were no significant changes to any of these amounts during the first half of 2007.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue by product line(1):
New products	$1,134	$2,283	$1,982	$3,371
Mature products	4,983	5,113	8,914	10,267
End-of-life products	2,288	1,853	3,751	4,944
Total revenue	$8,405	$9,249	$14,647	$18,582

(1)          New products include ArcticLink, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products. Mature products include pASIC® 3, QuickRAM, Eclipse, QuickPCI, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2 and V3 products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue by geography:
United States	$3,808	$3,207	$6,898	$8,043
Europe	1,709	4,013	2,546	6,046
Japan	748	954	1,358	1,942
China	470	515	801	1,120
Rest of North America	1,265	344	2,252	938
Rest of Asia Pacific	405	216	792	493
Total revenue	$8,405	$9,249	$14,647	$18,582

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Distributor “A”	20%	23%	20%	28%
Distributor “B”	18%	12%	18%	13%
Customer “A” – OEM	12%	*	12%	*
Customer “B” – OEM	11%	12%	12%	12%
Customer “C” – OEM	*	19%	*	12%

* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	July 1, 2007	December 31, 2006
Distributor “A”	22%	15%
Customer “A” – OEM	16%	*
Customer “C” – OEM	*	12%
Customer “D” – OEM	10%	13%
Customer “E” – OEM	*	11%

* Represents less than 10% of accounts receivable as of the date presented.

As of July 1, 2007, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of July 1, 2007 and December 31, 2006, the Company had $3.5 million and $2.1 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarter of 2007 and 2006 was approximately $215,000 and $220,000, respectively, and rent expense for the first half of 2007 and 2006 was approximately $440,000 and $430,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until March 2009.

Note 13—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, had been signed and was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of the Company's current and former officers and directors in the U.S. District Court for the Northern District of California. The complaints alleged that the individual defendants had violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock. The complaints named the Company as a nominal defendant and sought unspecified monetary damages against the individual defendants as well as various forms of injunctive relief. On August 7, 2007, the parties submitted to the Court a stipulation and proposed order to dismiss the case in its entirety and without prejudice.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” or other similar words. Forward-looking statements include statements (1) regarding our revenue levels, including the commercial success of our new products, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2007 and with our condensed unaudited consolidated financial statements and notes thereto for the quarter ended April, 1 2007 found in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.

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

We market a range of solutions to our customers, including:

•                  Customer Specific Standard Products, or CSSPs, incorporating our devices, intellectual property, or IP, and software drivers. These complete solutions are targeted at specific low power application segments that have similar connectivity and performance requirements. In addition, the remaining programmable fabric can be utilized to address the customer’s specific requirements. By providing customized solutions for customers we increase their ability to meet the time-to-market pressures associated with their markets;

•                  Embedded Standard Products, or ESPs, incorporating a fixed function along with programmable logic in a low power device. Our customers build on this “known good starting point” to develop unique solutions required for their products, which eliminates the need to acquire and assemble industry standard IP, thus reducing design risk and improving time-to-market; and

•                  Field Programmable Gate Arrays, or FPGAs, which are general purpose FPGAs used by customers who value the low power consumption, high IP security, instant on and reliability of our devices.

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

Our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver high performance, high reliability, IP security and instant on features that our customers value. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and, consequently, supports higher signal speed and low power consumption. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides a dense connection between the application specific standard product, or ASSP, and the FPGA portions of CSSPs and ESPs.

Our CSSPs provide:

•                  Proven System Solutions – out-of-the-box solutions based on industry standard interfaces and intellectual property along with proven software and drivers;

•                  Flexibility – solutions can be combined as required to meet a customer’s specific needs;

•                  Small Form Factor – single chip solutions in packages as small as 6x6 millimeters;

•                  Instant On – live at power up because ViaLink based products require no configuration bit stream;

•                  High Reliability –ViaLink based products do not rely on an SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

•                  Unmatched IP Security –it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our PolarPro architecture builds on our low power Eclipse II architecture to provide lower power consumption and a more cost effective device. All PolarPro devices include the new and innovative Very Low Power, or VLP, mode, power aware placement and glitch free clock gating. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

We announced our first Solution Platform product offering, ArcticLink, in March 2007 and released the product to production in July 2007. Our Solution Platforms combine hard-wired logic and programmable fabric on one device. Adding hard-wired intellectual property enables us to deliver more logic, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

The low power consumption, high performance, small form factor and fast time-to-market of our solutions are ideal for power sensitive mobile applications that need to efficiently integrate storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us. Examples of how our new customers have utilized our new products are:

•                  smartphones – where our solutions enable the simultaneous display of video on the handset and an external display;

•                  portable navigation products – where our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and Secure/Digital Input/Output, or SDIO, based peripherals;

•                  portable media players – where our solutions allow a processor to access and efficiently control a micro hard disk drive;

•                  cellular data cards – where our solutions provide the lowest power interface between a cellular radio and a laptop card slot; and

•                  handheld point-of-sale, or POS, terminals – where our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity.

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

We sell programmed and unprogrammed products through distributors and directly to original equipment manufacturers, or OEMs. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of revenue from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the first half of 2007 and 2006, approximately 60% and 51%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 60% and 57% in the first half of 2007 and 2006, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Distributor “A”	20%	23%	20%	28%
Distributor “B”	18%	12%	18%	13%
Customer “A” – OEM	12%	*	12%	*
Customer “B” – OEM	11%	12%	12%	12%
Customer “C” – OEM	*	19%	*	12%

We anticipate that a limited number of distributors and customers will continue to account for a significant portion of our revenue and that individual distributors and customers could account for a larger portion of our revenue.

Our international sales were 53% and 57% of our revenue in the first half of 2007 and 2006, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities, market value and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 15, 2007, and Item 2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007, filed with the SEC on May 10, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	47.3	45.6	64.0	43.0
Gross profit	52.7	54.4	36.0	57.0
Operating expenses:
Research and development	27.8	25.5	31.6	25.6
Selling, general and administrative	52.2	49.7	61.3	49.6
Loss from operations	(27.3)	(20.8)	(56.9)	(18.2)
Interest expense	(0.9)	(1.1)	(1.1)	(0.9)
Interest income and other, net	3.8	3.7	3.9	3.4
Loss before income taxes	(24.4)	(18.2)	(54.1)	(15.7)
Provision for income taxes	0.3	0.2	0.3	0.1
Net loss	(24.7)%	(18.4)%	(54.4)%	(15.8)%

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue by product line (2):
New products	$1,134	$2,283	$1,982	$3,371
Mature products	4,983	5,113	8,914	10,267
End-of-life products	2,288	1,853	3,751	4,944
Total revenue	$8,405	$9,249	$14,647	$18,582

(1)          The second quarter of 2007 and 2006 include $759,000  and $238,000 of costs for inventory write-down and related charges, which represent 9.0% and 2.6% of revenue, respectively. The first half of 2007 and 2006 include $3.2 million and $470,000 of costs for inventory write-down and related charges, which represent 22.0% and 2.5% of revenue, respectively.

(2)          New products include ArcticLink, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products. Mature products include pASIC® 3, QuickRAM, Eclipse, QuickPCI, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2 and V3 products.

Three Months Ended July 1, 2007 and July 2, 2006

Revenue.  Our revenue for the second quarter of 2007 was $8.4 million, representing a decline of $844,000, or 9.1%, from revenue of $9.2 million in the second quarter of 2006. Our new product revenue declined by $1.1 million compared to the second quarter of 2006. In the second quarter of 2006, a single end customer, purchasing our Eclipse II devices through a contract manufacturer, represented a significant portion of our new product revenue. This customer represented $1.7 million of revenue in the second quarter of 2006 and, due to the late stage of their product life cycle, only represented $20,000 of revenue in the second quarter of 2007. Our mature product revenue declined by $130,000 as a result of lower customer demand for pASIC 3 and QuickRAM products. These decreases are partially offset by a $430,000 increase in our end-of-life product revenue as result of the V3 product end-of-life announced in January 2007.

Our revenue for the second quarter of 2007 was 34.7% higher sequentially, increasing by $2.2 million to $8.4 million from $6.2 million in the first quarter of 2007. This sequential revenue increase was primarily due to: 1) a $1.1 million increase in mature product revenue as a result of an increase in our pASIC 3, Eclipse, QuickRAM, and QuickPCI revenue; 2) a $820,000 increase in end-of-life product revenue due to higher demand as a result of the January 2007 announcement of our V3 product end-of-life; and 3) a $290,000 increase in new product revenue due primarily to an increase in demand for our QuickMIPS product.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our decision to end-of-life our pASIC 1, pASIC 2 and V3 products has been driven by our suppliers. Our foundry agreement with the supplier that fabricated our pASIC 1 and pASIC 2 products expired at the end of 2005, and we announced an end-of-life for these products in 2004. These products contributed $560,000 and $1.1 million of our revenue in the second quarter of 2007 and 2006, respectively. We have no further manufacturing capacity for these products and any future revenue is limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. These products contributed $1.7 million and $720,000 of revenue in the second quarter of 2007 and 2006, respectively. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate up or down significantly on a sequential basis.  After 2007, we expect that end-of-life products will contribute less than five percent of quarterly revenue.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products and solutions.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating industry standard interfaces such as Universal Serial Bus 2.0 On-the-Go, or USB 2.0 OTG, SDIO and Integrated Drive Electronics, or IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $4.4 million and $5.0 million in the second quarter of 2007 and 2006, respectively, which represented 52.7% and 54.4% of revenue for those periods. The $598,000 decline in gross profit was primarily due to a $580,000 reduction in gross profit associated with lower revenue and a $520,000 increase in inventory write-downs, partially offset by favorable product mix and other costs.

Research and Development Expense.  Research and development expense was $2.3 million and $2.4 million in the second quarter of 2007 and 2006, respectively, which represented 27.8% and 25.5% of revenue for those periods. The decrease of approximately $20,000 was primarily a result of lower compensation expenses. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.   Selling, general and administrative expense was $4.4 million and $4.6 million for the second quarter of 2007 and 2006, respectively, which represented 52.2% and 49.7% of revenue for those periods. The decrease of approximately $210,000 in selling, general and administrative expense was primarily due to lower commissions to independent sales representatives as a result of lower revenue and lower legal expense, partially offset by higher bad debt expense and compensation expenses for new marketing and administrative employees.

Interest Expense.  Interest expense decreased to $72,000 for the second quarter of 2007 as compared to $96,000 for the second quarter of 2006. This $24,000 decrease was primarily due to lower outstanding debt and capital lease balances.

Interest Income and Other, Net.  Interest income and other, net decreased to $317,000 of income for the second quarter of 2007 as compared to $341,000 of income for the second quarter of 2006. The $24,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower invested cash balances, partially offset by a $95,000 gain on the sale of test equipment.

Provision for Income Taxes.  For the second quarter of 2007, we incurred a net loss of $2.1 million and recorded a provision for income taxes of $27,000, which consisted of income taxes on foreign operations. For the second quarter of 2006, we incurred a net loss of $1.7 million and recorded a provision for income taxes of $21,000,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.  For the second quarter of 2007 and 2006, stock-based compensation totaled $428,000 and $403,000, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006

Cost of revenue	$54	$53
Research and development	94	118
Selling, general and administrative	280	232
Total	$428	$403

Six Months Ended July 1, 2007 and July 2, 2006

Revenue.  Our revenue for the first half of 2007 was $14.6 million, representing a decline of $3.9 million, or 21.2%, from revenue of $18.6 million for the first half of 2006. Our new product revenue declined by $1.4 million due to a $2.3 million decline in revenue from one customer as result of the late stage of its product life cycle, as discussed above, partially offset by revenue growth from other customers. Our mature product revenue declined by $1.4 million as a result of lower customer demand for our pASIC 3 and QuickRAM products. Our end-of-life product revenue declined by $1.2 million as result of a $2.3 million decrease in our pASIC 1 and pASIC 2 revenue, partially offset by an increase in V3 product revenue of $1.1 million due to higher demand as a result of their announced end-of-life in January 2007.

Gross Profit.  Gross profit was $5.3 million and $10.6 million in the first half of 2007 and 2006, respectively, which represented 36.0% and 57.0% of revenue for those periods. The $5.3 million decline in gross profit was primarily due to: 1) increased inventory write-down of $2.8 million, primarily for excess quantities as a result of a change in forecasted product mix; 2) lower revenue and overhead absorption, which contributed $2.0 million; and 3) $380,000 lower benefit from the sale of previously reserved inventory.

Research and Development Expense.  Research and development expense was $4.6 million and $4.8 million for the first half of 2007 and 2006, respectively, which represented 31.6% and 25.6% of revenue for those periods, respectively. The decrease of approximately $130,000 was primarily a result of lower compensation expenses due to lower payroll and stock-based compensation expenses.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $9.0 million and $9.2 million for the first half of 2007 and 2006, respectively, which represented 61.3% and 49.6% of revenue for those periods. The primary reason for the increase in selling, general and administrative expense as a percentage of revenue was due to lower revenue in the first half of 2007 as compared to the first half of 2006. The $230,000 decline in selling, general and administrative expense was primarily the result of lower legal expense and sales commissions paid to independent sales representatives, partially offset by higher compensation expenses for new marketing and administrative personnel.

Interest Expense.  Interest expense declined to $157,000 for the first half of 2007 as compared to $170,000 for the first half of 2006. This $13,000 decline was primarily due to lower debt and capital lease balances.

Interest Income and Other, Net.  Interest income and other, net declined to $563,000 of income for the first half of 2007 as compared to $633,000 of income for the first half of 2006. The $70,000 decrease in interest income and other, net is primarily due to lower invested cash balances, partially offset by a gain on the sale of test equipment.

Provision for Income Taxes.  For the first half of 2007, we incurred a net loss of $8.0 million and recorded a provision for income taxes of $42,000, which consisted of income taxes on foreign operations. For the first half of 2006, we incurred a net loss of $2.9 million and recorded a provision for income taxes of $23,000, which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.  For the first half of 2007 and 2006, stock-based compensation totaled $809,000 and $855,000, respectively, and was included in the statement of operations as follows (in thousands):

	Six months Ended
	July 1, 2007	July 2, 2006

Cost of revenue	$109	$102
Research and development	179	264
Selling, general and administrative	521	489
Total	$809	$855

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of July 1, 2007, our principal sources of liquidity consisted of our cash and cash equivalents of $19.8 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $2.5 million, and our investment in Tower with a market value of approximately $1.9 million.

As of July 1, 2007, our interest-bearing debt consisted of $2.3 million outstanding from Silicon Valley Bank and $852,000 outstanding under capital leases. As of July 1, 2007, our accumulated deficit was $135.5 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $5.5 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. Advances under the equipment line of credit are repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008. Future advances against the equipment line of credit will be repaid in 36 equal monthly installments. As of July 1, 2007, we had no balances outstanding under the revolving line of credit, $2.3 million outstanding under the current and previous equipment lines of credit and $2.5 million available to be drawn against future equipment purchases. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of July 1, 2007.

Net cash from operating activities

Net cash used for operating activities was $4.3 million for the first half of 2007. The cash used for operating activities resulted primarily from a net loss of $8.0 million, adjusted for $6.1 million of non-cash charges including inventory write-downs of $3.2 million, depreciation and amortization of $1.6 million, stock-based compensation of $809,000, decrease in wafer credits of $454,000 and bad debt reserves of $153,000. In addition, changes in working capital accounts used cash in the amount of $2.5 million primarily as a result of a $2.6 million decrease in accounts payable due to timing of inventory purchases and expenditures, a $254,000 decrease in accrued liabilities and a $108,000 decrease in deferred income and royalty revenue due primarily to royalty revenue recognized under the Aeroflex agreement. These uses of cash were partially offset by a $245,000 decrease in prepaid expenses and a $220,000 decrease in inventory.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash provided by operating activities was $830,000 for the first half of 2006. The cash provided by operating activities resulted primarily from a net loss of $2.9 million, adjusted for $2.9 million of non-cash charges including depreciation and amortization of $1.5 million, stock-based compensation of $855,000 and inventory write-downs of $470,000. In addition, changes in working capital accounts provided cash in the amount of $836,000 primarily due to a $1.0 million decrease in accounts receivable resulting from a reduction in revenue levels and the timing of shipments in the period, a $468,000 increase in accounts payable due to the timing of purchases and payments in the period and a $191,000 decrease in other assets due to the amortization of prepaid expenses.  These sources of cash were partially offset by a $748,000 decrease in accrued liabilities.

Net cash from investing activities

Net cash used for investing activities for the first half of 2007 and 2006 was $450,000 and $1.2 million, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash used for financing activities was $9,000 for the first half of 2007, resulting from scheduled payments of $1.2 million under the terms of our debt and capital lease obligations, partially offset by $772,000 in proceeds related to the issuance of common shares to employees under our equity plans and $442,000 in proceeds from borrowings under our equipment line of credit.

Net cash provided by financing activities was $2.2 million for the first half of 2006, resulting from $2.5 million in proceeds related to the issuance of common shares to employees under our equity plans and $932,000 in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $1.2 million under the terms of our debt and capital lease obligations.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 1, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$1,441	$750	$691	$—
Wafer purchases (1)	3,496	3,496	—	—
Other purchase commitments	2,089	1,962	127	—
Total contractual cash obligations	7,026	6,208	818	—

Other commercial commitments (2):
Notes payable to bank	2,277	1,140	1,137	—
Capital lease obligations	852	685	167	—
Total commercial commitments	3,129	1,825	1,304	—
Total contractual obligations and commercial commitments	$10,155	$8,033	$2,122	$—

(1)       Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.5 million include both firm purchase commitments and a portion of our forecasted wafer starts as of July 1, 2007.

(2)          Other commercial commitments are included as liabilities on our balance sheet as of July 1, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of July 1, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Additionally, if the U.S. dollar strengthens against the local currency of a foreign country, the price of our products will become relatively more expensive to customers in their currency. Operating expenses denominated in foreign currencies were approximately 23% and 22% of total operating expenses for the first half of 2007 and 2006, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $350,000 in the first half of 2007.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses in the income statement. A market value fluctuation of 10% would have a $190,000 impact on accumulated other comprehensive income in the first half of 2007.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, had been signed and was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of the Company's current and former officers and directors in the U.S. District Court for the Northern District of California. The complaints alleged that the individual defendants had violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock. The complaints named the Company as a nominal defendant and sought unspecified monetary damages against the individual defendants as well as various forms of injunctive relief. On August 7, 2007, the parties submitted to the Court a stipulation and proposed order to dismiss the case in its entirety and without prejudice.

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

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007 and our quarterly report on Form 10-Q for the period ended April 1, 2007, filed with the SEC on May 10, 2007. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We are marketing our new products - ArcticLink, PolarPro, Eclipse II and QuickPCI II - to new customers and markets and expect a significant portion of our future revenues to be generated from these new products. We believe our new products and solutions have a compelling advantage in mobile applications, and that this business will provide long-term revenue growth for QuickLogic, but there is no assurance when this will occur. We have focused the marketing of our new product solutions on the market for hand-held, battery powered applications such as portable navigation devices, smartphones, portable media players, data cards and portable industrial products. The market for these mobile devices is dynamic; these markets typically have shorter product life cycles, higher volumes and greater price pressure than our traditional business. We pursue customer opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventory and capital equipment before we have firm commitments from customers. Our gross margin and inventory valuation may be affected by these strategies if, for instance, we generate significant revenue before we are able to reduce our costs or if an opportunity priced to gain market share becomes significant to our quarterly revenue.

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

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high volume mobile applications. Our marketing and sales efforts are focused on the leading suppliers in our target markets, and future revenue and gross profit growth is tied to our success at these focus accounts. Our success at these accounts will depend on our ability to bring value added solutions to these customers, and on our ability to compete with companies such as Cypress Semiconductor Corporation. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic OEM of instrumentation and test equipment accounted for more than 12% of revenue in both 2006 and the first half of 2007 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 14% of revenue in 2006 and did not contribute significant revenue in the first half of 2007. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

In addition, we may make a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for our products or gross margin generated from our products does not meet our expectations or if we are unable to collect amounts due from significant customers, we may be required to write-off inventory, provide for uncollectible accounts receivable or incur charges against long-lived assets, which would materially harm our business.

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at July 1, 2007 was $19.8 million. At July 1, 2007, our interest-bearing debt consisted of $2.3 million outstanding from Silicon Valley Bank and $852,000 outstanding under capital leases. In June 2007, we amended our credit facility with Silicon Valley Bank. Terms of the agreement include a $5.0 million revolving line of credit and $2.5 million of borrowing capacity under an equipment line of credit that are available to be drawn against through June 2008. At July 1, 2007, we had $5.0 million available to borrow under our revolving credit facility and $2.5 million available to borrow under our equipment line of credit.

At July 1, 2007, we held 1,344,543 Tower ordinary shares, valued at approximately $1.9 million based upon the market closing price of $1.43 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could be up to $5.5 million in the next twelve months. As of July 1, 2007, we had commitments to purchase $3.5 million of wafer inventory.

As a result of potential investments, current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead time and a majority of our shipments during a quarter are ordered by customers in that quarter. As a result, we often have low visibility to the current quarter’s revenue, and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventory on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. In addition, a significant portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers since the price is not fixed or determinable until that time. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor inventory levels, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our ArcticLink, PolarPro, Eclipse II, certain QuickPCI II, QuickMIPS and other new products currently under development. Our pASIC 1 and pASIC 2 devices were fabricated by a single supplier, and the expiration of this supply agreement has had a significant effect on our business. We recently announced the end-of-life of our V3 products, due primarily to a supplier’s decision to stop manufacturing these products. V3 products contributed $2.7 million and $1.5 million of revenue in the first half of 2007 and 2006, respectively, and we currently do not expect these devices to contribute significant revenue after 2007. In addition, demand for assembly capacity at our primary supplier may increase. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may be unwilling or unable to make. We sell programmers to customers that are made by a single supplier. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

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

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At July 1, 2007, the value of our Tower investment was $1.9 million and the value of our wafer credits recorded on our balance sheet was $3.2 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, we wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce or delay product orders from us or choose not to release products that incorporate our devices after we have spent substantial time and resources developing products or assisting customers with their product design, our revenue levels may be less than anticipated and our business could be materially harmed.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventory. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. For example, in the first half of 2007, we reserved $3.2 million of inventory due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

The  end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue and we have announced the end-of-life for our V3 products and certain other products

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. These products contributed 44% of our 2005 revenue and seven percent of revenue in the first half of 2007, and future sales of these products are limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. These products contributed $1.7 million and $720,000 of revenue in the second quarter of 2007 and 2006, respectively. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate up or down significantly on a sequential basis.  We also announced the end-of-life for our five volt PCI products and certain other products, and asked customers to take delivery of these devices before the end of 2007. After 2007, we expect that our end-of-life products, five volt PCI products and certain other products will contribute less than five percent of quarterly revenue.

Our operating results and liquidity have been adversely affected by the end-of-life of the pASIC 1 and pASIC 2 products, as we are currently operating at a net loss and expect negative cash flow at our current revenue level. We expect a decline in V3 and five volt PCI product revenue and gross profit in 2008 as a result of the announced end-of-life of these products. While we expect revenue and gross profit growth from new products and mature products will offset these declines in revenue and gross profit, there is no assurance when this will occur.  In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products and solutions.

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

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products, such as our CSSPs, ArcticLink, and PolarPro products, are often more complex and more difficult to produce, increasing the risk of manufacturing related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production, that occur due to manufacturing variations or that are identified as new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventory or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2006, 2004, 2003 and 2002. Our accumulated deficit as of July 1, 2007 was $135.5 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $8.0 million in the first half of 2007 and we may not return to profitability in any future periods.

We depend upon third party distributors and independent sales representatives to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

We contract with third party distributors and independent sales representatives to market and sell a significant portion of our products. We typically have only a few distributors and a single representative serving each geographic market and, in the future, we may have a single distributor covering a geographic market. Although we have contracts with our distributors and representatives, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors or representatives. Additionally, these third parties that we have contracted with may acquire, be acquired or merge with other parties which may result in the termination of our contract or less effort being placed on the marketing, sale and support of our products and solutions. As a result, our future performance will depend in part on our ability to retain our existing distributors and representatives and to attract new distributors and representatives that will be able to effectively market, sell and support our products and solutions. The loss of one or more of our principal distributors or representatives, or our inability to attract new distributors or representatives, could materially harm our business.

Many of our distributors and representatives, including our principal distributors and representatives, market and sell products for other companies. Many of these products may compete directly or indirectly with our products and solutions. Also, we generally are not one of the principal suppliers of products to our distributors or representatives. If our distributors or representatives give higher priority or greater attention to the products of other companies, including products that compete with our products and solutions, our business would be materially harmed.

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

We may encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could materially harm our business.

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

We also face competition from companies that offer Application Specific Integrated Circuits, or ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. We may also face competition from suppliers of embedded microprocessors, such as Freescale Semiconductor, Inc., or from suppliers of products based on new or emerging technologies, such as Cypress Semiconductor Corporation. Our inability to successfully compete in any of the following areas could materially harm our business:

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; diversion of resources from other development projects or market opportunities; our ability to incorporate licensed technology in our products and solutions; our ability to introduce related products in a cost effective and timely manner; our ability to collect amounts due under these contracts; and market acceptance of related products and solutions. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

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

Compliance with regulations related to corporate governance and public disclosure may result in additional expenses

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and the market price of our common stock could be affected.

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

The Company and our directors and management have in the past been named parties to lawsuits and may be subject to future litigation, which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

The Company and certain of our directors and officers are named in a lawsuit relating to the initial public offering laddering litigation and certain officers and directors were named in litigation relating to our historical stock option practices and related accounting. We may become the subject of other private or government actions in the future. Litigation may be time consuming, expensive and disruptive to normal business operations and the outcome of litigation is difficult to predict. Any expenses associated with litigation or the outcome relating to any such actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 24, 2007.  The following matters were voted upon at the meeting:

(i)                    The following nominees were elected to hold office as a Class II director until 2010:

Nominee	Votes For	Votes Withheld
Arturo Krueger	25,160,243	1,309,683
Gary H. Tauss	25,254,243	1,215,683

Nicholas Aretakis, Michael J. Callahan, E. Thomas Hart and Christine Russell will continue to serve as directors. Additionally on March 28, 2007, the Board of Directors, upon recommendation by the Nominating and Corporate Governance Committee, appointed Hide Tanigami to serve as a Class III director of the Company and member of the Nominating and Corporate Governance Committee.

(ii)                 The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm of QuickLogic for the fiscal year ending December 30, 2007.

Votes For	26,106,306
Votes Against	294,552
Abstentions	70,068

Item 6. Exhibits

a.               Exhibits

The following Exhibits are filed with this report:

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
10.15		First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: August 10, 2007	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
10.15		First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.