Form 10-Q
period 2007-09-30
QUICKLOGIC CORPORATION
filed 2007-11-08
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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

As of November 1, 2007, 29,151,979 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 30, 2007

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Revenue	$9,025	$8,598	$23,672	$27,180
Cost of revenue	4,314	5,371	13,690	13,352
Gross profit	4,711	3,227	9,982	13,828
Operating expenses:
Research and development	2,342	2,429	6,968	7,186
Selling, general and administrative	3,953	3,994	12,933	13,205
Loss from operations	(1,584)	(3,196)	(9,919)	(6,563)
Interest expense	(69)	(65)	(226)	(235)
Interest income and other, net	189	333	752	966
Loss before income taxes	(1,464)	(2,928)	(9,393)	(5,832)
Provision for income taxes	29	23	71	46
Net loss	$(1,493)	$(2,951)	$(9,464)	$(5,878)

Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.33)	$(0.21)
Diluted	$(0.05)	$(0.10)	$(0.33)	$(0.21)

Weighted average shares:
Basic	29,116	28,678	28,966	28,420
Diluted	29,116	28,678	28,966	28,420

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$20,846	$24,621
Short-term investment in Tower Semiconductor Ltd.	1,601	1,530
Accounts receivable, net of allowances for doubtful accounts of $274 and $861, respectively	2,583	2,839
Inventory	4,838	9,064
Other current assets	1,395	1,894
Total current assets	31,263	39,948
Property and equipment, net	4,786	5,480
Investment in Tower Semiconductor Ltd.	806	769
Other assets	3,142	4,038
TOTAL ASSETS	$39,997	$50,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$3,002	$4,383
Accrued liabilities	2,644	2,462
Deferred income on shipments to distributors	1,159	1,152
Deferred royalty revenue	548	960
Current portion of debt and capital lease obligations	1,544	2,292
Total current liabilities	8,897	11,249

Long-term liabilities:
Debt and capital lease obligations, less current portion	912	1,618
Total liabilities	9,809	12,867

Commitments and contingencies (see Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,152 and 28,680 shares issued and outstanding, respectively	29	29
Additional paid-in capital	166,314	164,138
Accumulated other comprehensive income	834	726
Accumulated deficit	(136,989)	(127,525)
Total stockholders’ equity	30,188	37,368
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,997	$50,235

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006

Cash flows from operating activities:
Net loss	$(9,464)	$(5,878)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,292	2,303
Gain on sale of equipment	(95)	—
Stock-based compensation	1,261	1,145
Inventory write-down	3,533	1,684
Decrease in wafer credits from Tower Semiconductor Ltd.	681	132
Bad debt expense	163	110
Write-off of long-lived assets	7	34
Changes in assets and liabilities:
Accounts receivable	93	1,798
Inventory	693	(731)
Other assets	714	(738)
Trade payables	(1,965)	1,026
Accrued liabilities	182	(639)
Deferred income and royalty revenue	(405)	(16)
Net cash provided by (used for) operating activities	(2,310)	230

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,021)	(1,903)
Proceeds from sale of equipment	95	—
Net cash used for investing activities	(926)	(1,903)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,896)	(1,802)
Proceeds from debt obligations	442	2,490
Proceeds from issuance of common stock	915	2,551
Net cash provided by (used for) financing activities	(539)	3,239

Net increase (decrease) in cash and cash equivalents	(3,775)	1,566
Cash and cash equivalents at beginning of period	24,621	28,283
Cash and cash equivalents at end of period	$20,846	$29,849

Supplemental disclosures of cash flow information:
Interest paid	$245	$284
Income taxes paid	$132	$42
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$791

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net loss	$(1,493)	$(2,951)	$(9,464)	$(5,878)
Other comprehensive gain, net of tax:
Unrealized gain on investments	484	81	108	13
Total comprehensive loss	$(1,009)	$(2,870)	$(9,356)	$(5,865)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. QuickLogic’s fiscal third quarter for 2007 and 2006 ended Sunday, September 30, 2007 and October 1, 2006, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operation or cash flows for any of the periods presented.

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

Use of Estimates

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

Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventory. Accordingly, revenue associated with unprogrammed parts is deferred until resale to the end customer. Deferred income on shipments to distributors reflects the amount of gross margin expected to be realized when distributors sell through these products purchased from the Company.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the third quarter and the first nine months of 2007 and 2006.

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

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation for awards other than restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite service period of the award. Stock-based compensation for RSAs and RSUs is equal to the closing price of the Company’s common stock on the date of grant; RSA and RSU awards which vest with service are expensed over the requisite service period. RSA and RSU awards which are expected to vest based on performance to a goal are expensed over the estimated vesting period. See Note 9.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 24% and 22% of total operating expenses for the first nine months of 2007 and 2006, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investment in Tower and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. See Note 4 for information regarding the Company’s investment in Tower. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic’s products minimizes warranty costs.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

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

	Three Months Ended
	September 30, 2007			October 1, 2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(1,493)	29,116	$(0.05)	$(2,951)	28,678	$(0.10)
Effect of stock options	—	—	—	—	—	—
Diluted	$(1,493)	29,116	$(0.05)	$(2,951)	28,678	$(0.10)

	Nine Months Ended
	September 30, 2007			October 1, 2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(9,464)	28,966	$(0.33)	$(5,878)	28,420	$(0.21)
Effect of stock options	—	—	—	—	—	—
Diluted	$(9,464)	28,966	$(0.33)	$(5,878)	28,420	$(0.21)

For the third quarter and first nine months of 2007, 7.8 million shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period. For the third quarter and first nine months of 2006, 6.2 million shares associated with options outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

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

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

prior periods as a result of “other than temporary” declines in market value, the adjusted cost of the Company’s Tower ordinary shares is $1.17 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

As of September 30, 2007, the Company held 1,344,543 available for sale Tower ordinary shares with an unrealized gain of $834,000 recorded in accumulated other comprehensive income, representing the difference between the adjusted cost per share and $1.79 per share, their market value on the last trading day of the reporting period. The Company plans to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the Agreement and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of September 30, 2007, the prepaid wafer credits balance was $3.0 million. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

Note 5—Balance Sheet Components

	September 30, 2007	December 31, 2006
	(in thousands)
Inventory:
Raw materials	$254	$791
Work-in-process	4,008	7,845
Finished goods	576	428
	$4,838	$9,064

Other current assets:
Prepaid expenses	$1,261	$1,566
Other	134	328
	$1,395	$1,894

Property and equipment:
Equipment	$14,401	$13,477
Software	9,384	9,370
Furniture and fixtures	824	824
Leasehold improvements	803	803
	25,412	24,474
Accumulated depreciation and amortization	(20,626)	(18,994)
	$4,786	$5,480

Other assets:
Prepaid wafer credits	$2,953	$3,634
Other	189	404
	$3,142	$4,038

Accrued liabilities:
Employee related accruals	$1,775	$1,150
Other	869	1,312
	$2,644	$2,462

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Note 6—Obligations

	September 30, 2007	December 31, 2006
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$1,930	$2,526
Capital leases	526	1,384
	2,456	3,910
Current portion of debt and capital lease obligations	(1,544)	(2,292)
	$912	$1,618

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

	Original Balance	Balance at September 30, 2007	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	$—	$5,000	Greater of Prime + 0.50% or 8.50%	June 28, 2008

Equipment Line of Credit:

Notes payable	$1,409	40	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	466	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	1,031	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	442	393	n/a	Prime + 1.00%	Multiple draws maturing on or before May 2010

Notes payable	n/a	—	2,500	Prime + 1.00% or Treasury + 4.00%	36 months from date of advance
Total		$1,930

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of September 30, 2007.

At September 30, 2007, the prime rate under the credit facility was 7.75%. As of September 30, 2007 and December 31, 2006, $886,000 and $1.3 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Lease

In December 2005, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 8.5% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $204,000 through November 2007. The Company recorded a capital asset for $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $272,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.5 million. As of September 30, 2007, $200,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset for $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of September 30, 2007, $277,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of September 30, 2007, $49,000 was outstanding under the capital lease, $26,000 of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. As of September 30, 2007 and December 31, 2006, the Company had recorded approximately $548,000 and $960,000, respectively, of deferred royalty revenue under this agreement which is classified as a current liability. The Company recognized $520,000 and zero royalty revenue in the first nine months of 2007 and 2006, respectively.

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. The Company may issue stock options, RSAs or RSUs under the terms of the 1999 Plan. As of September 30, 2007, approximately 14.8 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. During the third quarter of 2007, the Company granted performance based RSUs which will vest upon achievement of a revenue goal. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 30, 2007, approximately 6.3 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Note 9—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R) which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors over the requisite service period. Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for the third quarter and first nine months of 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of revenue	$67	$36	$176	$138
Research and development	94	57	273	321
Selling, general and administrative	291	197	812	686
Total costs and expenses	$452	$290	$1,261	$1,145

The amount of stock-based compensation included in inventory for the third quarter and first nine months of 2007 and 2006 was not material.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards, other than RSA and RSU awards, on the grant date using an option pricing model. As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The Company measures the fair value of stock-based compensation awards, other than RSA and RSU awards, using the Black-Scholes option pricing model. Black-Scholes, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company’s stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. The estimated fair value of RSAs and RSUs is equal to the closing price of the Company’s common stock on the date of grant; awards which vest with service are expensed over the requisite service period. RSA and RSU awards which are expected to vest based on performance to a goal are expensed over the estimated vesting period.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expected term (years)	5.07	5.75	5.09	5.75
Risk-free interest rate	4.51%	4.74%	4.62%	4.80%
Volatility	80.00%	82.00%	80.00%	82.00%
Dividend yield	—	—	—	—

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

The weighted average estimated fair value for options granted during the third quarter of 2007 and 2006 was $2.35 and $2.08 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2007 and 2006 was $2.10 and $2.98 per option, respectively. As of the end of the third quarter of 2007, the fair value of unvested stock options, net of expected forfeitures, was $3.3 million which is expected to be recognized over the next four years.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Stock-Based Compensation Award Activity

The following table summarizes stock-based compensation award activity under the 1989 Plan and the 1999 Plan for the first nine months of 2007 and fiscal year 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
	(in thousands)	(in thousands)
Balance at January 2, 2006	6,658	6,735	$5.37
Authorized	1,394	—	—
Granted	(1,711)	1,711	3.25
Forfeited or expired	284	(284)	9.02
Exercised	—	(698)	3.07
Balance at December 31, 2006	6,625	7,464	4.97
Authorized	1,434	—	—
Options granted	(424)	424	3.11
RSAs and RSUs granted	(961)	—	—
Forfeited or expired	933	(933)	6.43
Exercised	—	(309)	1.89
Balance at September 30, 2007	7,607	6,646	$4.79

        For the first nine months of 2007, the Company granted an aggregate of 32,000 fully vested restricted stock awards and 929,000 restricted stock units under the 1999 Plan.  Refer to the table below for a summary of the Company’s restricted stock award and restricted stock unit activity.

The total intrinsic value of options exercised during the third quarter of 2007 and 2006 was $55,000 and $27,000 respectively. The total intrinsic value of options exercised during the first nine months of 2007 and 2006 was $345,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the third quarter and first nine months of 2007 was approximately $140,000 and $585,000, respectively. Total cash received from employees as a result of employee stock option exercises during the third quarter and first nine months of 2006 was approximately $25,000 and $2.1 million, respectively. The Company settles employee stock option exercises, restricted stock awards and restricted stock units that vest with newly issued common shares. In connection with the issuance of these shares, there was no tax benefit realized by the Company due to the Company’s current loss position.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs in the second quarter of 2007 and RSUs in the third quarter of 2007. A summary of the Company’s RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance at December 31, 2006	—	$—
Granted	961	3.58
Exercised/Issued	(32)	3.05
Forfeited	—	—
Balance at September 30, 2007	929	$3.60

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

The outstanding balance at September 30, 2007 consists of performance based RSUs; the $3.3 million fair value of these awards will be expensed over the next fifteen months based on the number of awards which vest.

Employee Stock Purchase Plan

The offering period ending May 2006 under the ESPP provided that shares were purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model. Stock-based compensation relating to the ESPP was $8,000 and $77,000 in the third quarter and first nine months of 2006, respectively. The purchase discount of rights issued pursuant to the Company’s ESPP during the third quarter and first nine months of 2006 was $0.84 per right.

The Company cancelled the offering period ended November 2006 due to its internal review of stock option granting practices and related accounting.

The offering period ending May 14, 2007 commenced on January 24, 2007, once the Company had completed its stock option review and was current with its filings as required by the Securities and Exchange Commission (“SEC”) and Nasdaq. The current offering period ending November 14, 2007 is a standard six-month offering period. Employees participating in these offering periods purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning or the end of the offering period. Stock-based compensation relating to the ESPP was $110,000 and $273,000 in the third quarter and first nine months of 2007, respectively. The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the third quarter and first nine months of 2007 was $0.90 and $0.88 per right, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
Expected life (months)	6.	0	5.	1
Risk-free interest rate	5.	00%	5.	00%
Volatility	55.	00%	55.	00%
Dividend yield	—		—

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

Note 10—Income Taxes

In the third quarter of 2007 and 2006, the Company recorded income tax expense of $29,000 and $23,000, respectively, which consisted primarily of income taxes on foreign operations. In the first nine months of 2007 and 2006, the Company recorded income tax expense of $71,000 and $46,000, respectively, which consisted primarily of income taxes on foreign operations.

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

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $82.2 million and $19.1 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2007 for federal and state purposes. Included in the net operating loss carryforward amount is $4.3 million and $3.1 million for federal and state income tax purposes, respectively, of stock option deductions that, when recognized, will result in a credit to stockholders’ equity.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize material additional liability as a result of the implementation of FIN 48. The Company had approximately $111,000 of unrecognized tax benefits at January 1, 2007, the adoption date. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company had approximately $9,000 of accrued interest and penalties related to uncertain tax positions.There were no significant changes to any of these amounts during the first nine months of 2007. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) relating to FIN 48. The Company has applied the provisions of FSP FIN48-1 in its adoption of FIN 48.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. The Company estimates that any unrecognized tax benefit will not change significantly within the next twelve months.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company’s tax carryforwards include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. Since inception, the Company has had cumulative changes in ownership which will limit the loss carryforward deduction under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of losses.

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

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue by product family (1):
New products	$1,620	$2,135	$2,837	$5,376
Mature products	4,536	4,297	12,418	13,398
End-of-life products	2,869	2,166	8,417	8,406
Total revenue	$9,025	$8,598	$23,672	$27,180

                        (1)  The Company changed the definition of its product families in the third quarter of 2007 and has restated prior periods to conform with the new definitions. New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products. Mature products include pASIC® 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a quarterly breakdown of revenue by product family for 2007 and 2006 (in thousands):

	Three Months Ended
	September 30, 2007	July 1, 2007	April 1, 2007
Revenue by product family:
New products	$1,620	$611	$606
Mature products	4,536	4,376	3,506
End-of-life products	2,869	3,418	2,130
Total revenue	$9,025	$8,405	$6,242

	Three Months Ended
	December 31, 2006	October 1, 2006	July 2, 2006	April 2, 2006
Revenue by product family:
New products	$1,171	$2,135	$2,225	$1,016
Mature products	4,062	4,297	4,571	4,530
End-of-life products	2,511	2,166	2,453	3,787
Total revenue	$7,744	$8,598	$9,249	$9,333

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue by geography:
United States	$4,133	$3,680	$11,031	$11,723
Europe	1,961	3,435	4,507	9,481
Japan	794	584	2,152	2,526
Taiwan	805	77	1,394	213
China	433	464	1,234	1,584
Rest of North America	386	202	2,638	1,140
Rest of Asia Pacific	513	156	716	513
Total revenue	$9,025	$8,598	$23,672	$27,180

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Distributor “A”	24%	28%	22%	28%
Distributor “B”	16%	10%	17%	12%
Customer “A” — OEM	*	15%	11%	13%
Customer “B” — OEM	*	18%	*	14%

* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	September 30, 2007	December 31, 2006
Distributor “A”	29%	15%
Distributor “B”	16%	*
Customer “B” — OEM	*	12%
Customer “C” — OEM	11%	*
Customer “D” — OEM	*	13%
Customer “E” — OEM	*	11%

* Represents less than 10% of accounts receivable as of the date presented.

As of September 30, 2007, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12—Commitments

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2007 and December 31, 2006, the Company had $6.9 million and $2.1 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarter of 2007 and 2006 was approximately $225,000 and $210,000, respectively, and rent expense for the first nine months of 2007 and 2006 was approximately $665,000 and $640,000, respectively. The Company has subleased a portion of its primary facilities to a tenant until March 2009.

Note 13—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants,

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases for class certification. It is uncertain whether there will be any revised or future complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the Northern District of California.  The complaints alleged that the individual defendants had violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock. The complaints named the Company as a nominal defendant and sought unspecified monetary damages against the individual defendants as well as various forms of injunctive relief.  On August 7, 2007, the parties submitted to the Court a stipulation and proposed order to dismiss the case in its entirety and without prejudice.  On August 13, 2007, the Court entered the order dismissing the case in its entirety and without prejudice.

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

Note 14—Shelf Registration Statement

On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the SEC.  The Company subsequently suspended the use of the shelf registration statement after the voluntary internal review of historical stock option granting practices and related accounting caused delays in the filing of its periodic reports with the SEC. The Company expects to be eligible to use the shelf registration statement again on January 10, 2008, at which time it will have timely filed all periodic reports during the preceding 12 months.  Under the shelf registration statement, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, or warrants. As of September 30, 2007, the Company had not raised any funds in connection with this filing.  Under the Securities Offering Reform of 2005, the Company may offer and sell securities registered under this shelf registration statement through November 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan” or other similar words. Forward-looking statements include statements (1) regarding our revenue levels, including the commercial success of our new products, and the effect of our end-of-life products, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2007 and with our condensed unaudited consolidated financial statements and notes thereto for the quarters ended April 1, 2007 and July 1, 2007 found in our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007 and August 10, 2007, respectively.

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

Consumer products are the new driver for semiconductor sales, and the needs of the consumer market bring a unique set of requirements as compared to traditional FPGA markets. One important trend in the consumer market is towards mobile, hand-held devices. Important industry trends affecting this market include the use of platforms to enable rapid product proliferation, miniaturization and the need to increase battery life. An equally important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. And of course, there is intense pressure on the total product cost, including per unit component costs and non-recurring development expenses. As more people experience the advantages of a mobile lifestyle at home, they demand the same

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

advantages in their professional lives. Therefore, we believe that these trends toward mobile, hand-held products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets.

We market a range of solutions to our customers, including:

•                  Customer Specific Standard Products, or CSSPs, incorporating our devices, intellectual property, or IP, and software drivers. These complete solutions are targeted at specific low power application segments that have similar connectivity and performance requirements. Target customers value CSSPs for either of two primary reasons. Market leading companies seek to develop product platforms from which several products can be introduced. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.0 and Universal Serial Bus 2.0 On-the-Go, or USB 2.0 OTG. These customers value our ability to provide a range of products from a platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the use of programmable fabric to address specific customer requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market pressures associated with their markets;

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

Our CSSPs provide:

•                  Proven System Solutions — out-of-the-box solutions based on industry standard interfaces and intellectual property along with proven software and drivers;

•                  Flexibility — solutions can be combined as required to meet a customer’s specific needs;

•                  Small Form Factor — single chip solutions in packages as small as 6x6 millimeters;

•                  Instant On — live at power up because ViaLink based products require no configuration bit stream;

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

•                  High Reliability —ViaLink based products do not rely on a SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

•                  Unmatched IP Security —it is virtually impossible to clone or reverse engineer designs implemented using our ViaLink technology.

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

We announced our first Solution Platform product offering, ArcticLink, in March 2007 and released the product to production in July 2007. Our Solution Platforms combine hard-wired logic and programmable fabric on one device. Adding hard-wired intellectual property enables us to deliver more logic, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of hard-wired and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric. Market leading companies seek to develop product platforms from which several products can be introduced. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.0 and USB 2.0 OTG. These customers value our Solution Platforms, since the programmable fabric can be used to introduce a range of products from a single platform design.

The low power consumption, high performance, small form factor and fast time-to-market of our solutions are ideal for power sensitive mobile applications that need to efficiently integrate storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us. Examples of how our new customers have utilized our new products are:

•                  smartphones — where our solutions enable the simultaneous display of video on the handset and an external display;

•                  portable navigation products — where our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and Secure/Digital Input/Output, or SDIO, based peripherals;

•                  portable media players — where our solutions allow a processor to access and efficiently control a micro hard disk drive;

•                  cellular data cards — where our solutions provide the lowest power interface between a cellular radio and a laptop card slot; and

•                  handheld point-of-sale, or POS, terminals — where our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We sell programmed and unprogrammed products through distributors and directly to original equipment manufacturers, or OEMs. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell the majority of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of income from sales of unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products at the time of shipment to our distributors. During the first nine months of 2007 and 2006, approximately 57% and 52%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 59% and 54% in the first nine months of 2007 and 2006, respectively.

Two distributors, Avnet, Inc. and Future Electronics, accounted for 22% and 17% of revenue in the first nine months of 2007. These distributors accounted for 28% and 12% of revenue in the first nine months of 2006. We anticipate that a limited number of distributors will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 53% and 57% of our revenue in the first nine months of 2007 and 2006, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and testing of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely upon Amkor Technology, Inc. and Unisem (M) Berhad to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with them, we are limited in the quantity that we can increase or decrease our wafer forecast and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, inventory valuation including identification of excess quantities, market value and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 15, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	47.8	62.5	57.8	49.1
Gross profit	52.2	37.5	42.2	50.9
Operating expenses:
Research and development	26.0	28.2	29.4	26.4
Selling, general and administrative	43.7	46.5	54.7	48.6
Loss from operations	(17.5)	(37.2)	(41.9)	(24.1)
Interest expense	(0.8)	(0.8)	(1.0)	(0.9)
Interest income and other, net	2.1	3.9	3.2	3.6
Loss before income taxes	(16.2)	(34.1)	(39.7)	(21.4)
Provision for income taxes	0.3	0.2	0.3	0.2
Net loss	(16.5)%	(34.3)%	(40.0)%	(21.6)%

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue by product family (2):
New products	$1,620	$2,135	$2,837	$5,376
Mature products	4,536	4,297	12,418	13,398
End-of-life products	2,869	2,166	8,417	8,406
Total revenue	$9,025	$8,598	$23,672	$27,180

(1)       The third quarter of 2007 and 2006 include $309,000 and $1.2 million of costs for inventory write-down and related charges, which represent 3.4% and 14.1% of revenue, respectively. The first nine months of 2007 and 2006 include $3.5 million and $1.7 million of costs for inventory write-down and related charges, which represent 14.9% and 6.2% of revenue, respectively.

(2)       The Company changed the definition of its product families in the third quarter of 2007 and has restated prior periods to conform with the new definitions. New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products. Mature products include pASIC® 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products. See Note 11 in our Notes to Condensed Unaudited Consolidated Financial Statements for a quaterly breakdown of revenue by product family for 2007 and 2006.

Three Months Ended September 30, 2007 and October 1, 2006

Revenue.  Our revenue for the third quarter of 2007 was $9.0 million, representing an increase of approximately $430,000, or 5.0%, from revenue of $8.6 million in the third quarter of 2006. Our end-of-life product revenue increased by $700,000 compared to the third quarter of 2006 as result of the end-of-life announced earlier this year for our V3 and QuickPCI products, partially offset by a $580,000 decrease in pASIC 1 and pASIC 2 product revenue. Our mature product revenue increased by $240,000 compared to the third quarter of 2006 due to $300,000 in royalty revenue recognized in the third quarter of 2007. These increases are partially offset by a $510,000 decrease in new product revenue. In the third quarter of 2006, a European telecommunications customer, purchasing our Eclipse II devices through a contract manufacturer, represented a significant portion of our new product revenue. This customer represented $1.5 million, or 18% of our total revenue in the third quarter of 2006 and, due to the late stage of their product life cycle, only represented $270,000 of revenue in the third quarter of 2007. A domestic manufacturer of instrumentation and test equipment, purchasing primarily mature products, contributed nine percent and 15% of our total revenue in the third quarter of 2007 and 2006, respectively. Avnet, Inc. and Future Electronics accounted for 24% and 16% of revenue in the third quarter of 2007. These two distributors accounted for 28% and 10% of revenue in the third quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our revenue for the third quarter of 2007 was 7.4% higher sequentially, increasing by $620,000 to $9.0 million from $8.4 million in the second quarter of 2007. This sequential revenue increase was primarily due to a $1.0 million increase in new product revenue as a result of an increase in our Eclipse II and PolarPro revenue. We had our first significant CSSP revenue in the third quarter of 2007; target customers in the portable navigation device and smartphone/PDA markets purchased our CSSPs in the quarter. CSSP revenue accounted for nearly 50% of the sequential revenue increase. This new product revenue increase was partially offset by a $550,000 decrease in end-of life product revenue.

Our decision to end-of-life our pASIC 1, pASIC 2 and V3 products has been driven by our suppliers. Our foundry agreement with the supplier that fabricated our pASIC 1 and pASIC 2 products expired at the end of 2005, and we announced an end-of-life for these products in 2004. We have no further manufacturing capacity for our pASIC 1 and pASIC 2 products and any future revenue is limited to inventory on hand. In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. We announced additional end-of-life products as a result of our decision to focus on customers in the hand-held mobile and military markets. In the second quarter of 2007, we announced the end-of-life of our QuickPCI products, due to assembly capacity considerations, and asked customers to take delivery of lifetime buy orders before the end of 2007. In the fourth quarter of 2007, we announced the end-of-life of our QuickMIPS products, due to a small customer base, and asked customers to take delivery of these products between now and the first half of 2008. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate significantly on a sequential basis.

The following is a breakdown of end-of-life product revenue (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
pASIC 1 and pASIC 2	$403	$978
V3	947	328
QuickPCI	1,346	677
QuickMIPS	173	183
Total end-of-life revenue	$2,869	$2,166

We have high demand for end-of-life products, which we originally planned to meet in the fourth quarter of 2007. However, based in part on supply constraints and in part on customer feedback regarding the required timing of end-of-life shipments, we decided to meet this demand in the fourth quarter of 2007 and the first half of 2008. Based on current demand for the fourth quarter, we expect that between $2.7 million and $3.5 million of demand for end-of-life products will be met in the fourth quarter of 2007, and $2.0 million to $2.5 million will be met in the first half of 2008. We expect any additional end-of-life product demand to be delivered in 2008. After the second quarter of 2008, we expect that end-of-life products will contribute less than ten percent of quarterly revenue.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating industry standard interfaces such as USB 2.0 OTG, SDIO and Integrated Drive Electronics, or IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $4.7 million and $3.2 million in the third quarter of 2007 and 2006, respectively, which represented 52.2% and 37.5% of revenue for those periods. The $1.5 million increase in gross profit was primarily due to a $910,000 million decrease in inventory write-downs, a $380,000 increase in gross profit associated with higher revenue and $270,000 higher benefit from the sale of reserved inventory.

Research and Development Expense.  Research and development expense was $2.3 million and $2.4 million in the third quarter of 2007 and 2006, respectively, which represented 26.0% and 28.2% of revenue for those periods. The decrease of approximately $90,000 was primarily a result of lower outside services associated with specific development projects. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Selling, General and Administrative Expense.   Selling, general and administrative expense was $4.0 million and $4.0 million for the third quarter of 2007 and 2006, respectively, which represented 43.7% and 46.5% of revenue for those periods. The decrease of approximately $40,000 in selling, general and administrative expense was primarily due to lower selling compensation expense and administrative consulting expenses, partially offset by an increase in compensation expense for new marketing employees.

Interest Expense.  Interest expense of $69,000 for the third quarter of 2007 was flat compared to $65,000 for the third quarter of 2006.

Interest Income and Other, Net.  Interest income and other, net decreased to $189,000 for the third quarter of 2007 as compared to $333,000 for the third quarter of 2006. The $144,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower invested cash balances.

Provision for Income Taxes.  For the third quarter of 2007, we incurred a net loss of $1.5 million and recorded a provision for income taxes of $29,000, which consisted of income taxes on foreign operations. For the third quarter of 2006, we incurred a net loss of $3.0 million and recorded a provision for income taxes of $23,000, which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.  For the third quarter of 2007 and 2006, stock-based compensation totaled $452,000 and $290,000, respectively, and was included in the statement of operations as follows (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006

Cost of revenue	$67	$36
Research and development	94	57
Selling, general and administrative	291	197
Total	$452	$290

Nine Months Ended September 30, 2007 and October 1, 2006

             Revenue.  Our revenue for the first nine months of 2007 was $23.7 million, representing a decline of $3.5 million, or 12.9%, from revenue of $27.2 million for the first nine months of 2006. Our mature product revenue declined by $980,000 due primarily to lower customer demand for our pASIC 3 and QuickRAM products. Our new product revenue declined by $2.5 million primarily due to a $3.6 million decline in revenue from one customer as result of the late stage of its product life cycle, as discussed above, partially offset by revenue growth from other customers. This European telecommunications customer, purchasing our Eclipse II devices through a contract manufacturer, accounted for one percent and 14% of revenue in the first nine months of 2007 and 2006, respectively. Our end-of-life product revenue was flat for the first nine months of 2007 compared with the first nine months of 2006. Revenue from pASIC 1 and pASIC 2 products declined by $2.9 million due to lower demand for these products. This decline was offset by higher demand for V3, QuickMIPS and QuickPCI products. A domestic manufacturer of instrumentation and test equipment, purchasing primarily mature products, contributed 11% and 13% of revenue in the first nine months of 2007 and 2006, respectively.

Gross Profit.  Gross profit was $10.0 million and $13.8 million in the first nine months of 2007 and 2006, respectively, which represented 42.2% and 50.9% of revenue for those periods. The $3.8 million decline in gross profit was primarily due to lower revenue and overhead absorption, which contributed $1.8 million, and increased inventory write-down of $1.8 million, primarily for excess quantities.

Research and Development Expense.  Research and development expense was $7.0 million and $7.2 million for the first nine months of 2007 and 2006, respectively, which represented 29.4% and 26.4% of revenue for those periods, respectively. The primary reason for the increase in research and development expense as a percentage of revenue is due to lower revenue in the first nine months of 2007 as compared to the first nine months of 2006. The $220,000 decline in research and development expense was primarily a result of lower compensation expenses due to lower payroll.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $12.9 million and $13.2 million for the first nine months of 2007 and 2006, respectively, which represented 54.7% and 48.6% of revenue for those periods. The primary reason for the increase in selling, general and administrative expense as a

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

percentage of revenue was due to lower revenue in the first nine months of 2007 as compared to the first nine months of 2006. The $270,000 decline in selling, general and administrative expense was primarily the result of lower commissions paid to independent sales representatives and lower administrative expense for outside services, partially offset by higher compensation expenses for new marketing and administrative personnel.

Interest Expense.  Interest expense declined to $226,000 for the first nine months of 2007 as compared to $235,000 for the first nine months of 2006.

Interest Income and Other, Net.  Interest income and other, net declined to $752,000 for the first nine months of 2007 as compared to $966,000 for the first nine months of 2006. The $214,000 decrease in interest income and other, net is primarily due to lower invested cash balances, partially offset by a gain on the sale of test equipment.

Provision for Income Taxes.  For the first nine months of 2007, we incurred a net loss of $9.5 million and recorded a provision for income taxes of $71,000, which consisted of income taxes on foreign operations. For the first nine months of 2006, we incurred a net loss of $5.9 million and recorded a provision for income taxes of $46,000, which consisted of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of the deferred tax assets in future periods.

Stock-Based Compensation.  For the first nine months of 2007 and 2006, stock-based compensation totaled $1.3 million and  $1.1 million, respectively, and was included in the statement of operations as follows (in thousands):

	Nine Months Ended
	September 30, 2007	October 1, 2006

Cost of revenue	$176	$138
Research and development	273	321
Selling, general and administrative	812	686
Total	$1,261	$1,145

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of September 30, 2007, our principal sources of liquidity consisted of our cash and cash equivalents of $20.8 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $2.5 million, and our investment in Tower with a market value of approximately $2.4 million.

As of September 30, 2007, our interest-bearing debt consisted of $1.9 million outstanding from Silicon Valley Bank and $526,000 outstanding under capital leases. As of September 30, 2007, our accumulated deficit was $137.0 million. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could total $4.0 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. Advances under the equipment line of credit are repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008. Future advances against the equipment line of credit will be repaid in 36 equal monthly installments. As of September 30, 2007, we had no balances outstanding under the revolving line of credit, $1.9 million outstanding under the current and previous equipment lines of credit and $2.5 million available to be drawn against future equipment purchases. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of September 30, 2007.

Net cash from operating activities

Net cash used for operating activities was $2.3 million for the first nine months of 2007. The cash used for operating activities resulted primarily from a net loss of $9.5 million, adjusted for $7.8 million of non-cash charges including inventory write-downs of $3.5 million, depreciation and amortization of $2.3 million, stock-based compensation of $1.3 million, decrease in wafer credits of $681,000 and bad debt reserves of $163,000. In addition, changes in working capital accounts used cash in the amount of $688,000 primarily as a result of a $2.0 million decrease in accounts payable due to timing of inventory purchases and expenditures and a $405,000 decrease in deferred income and royalty revenue due primarily to royalty revenue recognized under the Aeroflex agreement. These uses of cash were partially offset by a $714,000 decrease in prepaid expenses and a $693,000 decrease in inventory.

Net cash provided by operating activities was $230,000 for the first nine months of 2006. The cash provided by operating activities resulted primarily from a net loss of $5.9 million, adjusted for $5.4 million of non-cash charges including depreciation and amortization of $2.3 million, reserves for excess inventory of $1.7 million, stock-based compensation of $1.1 million and a decrease in Tower wafer credits of $132,000. In addition, changes in working capital accounts provided cash in the amount of $700,000 primarily due to a $1.8 million decrease in accounts receivable resulting from a reduction in revenue levels and the timing of shipments in the period and a $1.0 million increase in accounts payable due to the timing of purchases and payments in the period.  These sources of cash were partially offset by a $738,000 increase in other assets, a $731,000 increase in inventory and a $639,000 decrease in accrued liabilities.

Net cash from investing activities

Net cash used for investing activities for the first nine months of 2007 and 2006 was $926,000 and $1.9 million, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products.

Net cash from financing activities

Net cash used for financing activities was $539,000 for the first nine months of 2007, resulting from scheduled payments of $1.9 million under the terms of our debt and capital lease obligations, partially offset by $915,000 in proceeds related to the issuance of common shares to employees under our equity plans and $442,000 in proceeds from borrowings under our equipment line of credit.

Net cash provided by financing activities was $3.2 million for the first nine months of 2006, resulting from $2.6 million in proceeds related to the issuance of common shares to employees under our equity plans and $2.5 million in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $1.8 million under the terms of our debt and capital lease obligations.

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $4.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors” section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$1,279	$766	$513	$—
Wafer purchases(1)	6,875	6,875	—	—
Other purchase commitments	3,861	3,861	—	—
Total contractual cash obligations	12,015	11,502	513	—

Other commercial commitments(2):
Notes payable to bank	1,930	1,044	886	—
Capital lease obligations	526	500	26	—
Total commercial commitments	2,456	1,544	912	—
Total contractual obligations and commercial commitments	$14,471	$13,046	$1,425	$—

(1)         Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $6.9 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 30, 2007.

(2)         Other commercial commitments are included as liabilities on our balance sheet as of September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 30, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency for all of our foreign locations. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Additionally, if the U.S. dollar strengthens against the local currency of a foreign country, the price of our products will become relatively more expensive to customers in their currency. Operating expenses denominated in foreign currencies were approximately 24% and 22% of total operating expenses for the first nine months of 2007 and 2006, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $540,000 in the first nine months of 2007.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the adjusted cost of the related securities and recording a charge to operating expenses in the income statement. A market value fluctuation of 10% would have a $240,000 impact on accumulated other comprehensive income as of September 30, 2007.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases for class certification. It is uncertain whether there will be any revised or future complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

On November 2, 2006 and November 29, 2006, purported shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the Northern District of California.  The complaints alleged that the individual defendants had violated the federal securities laws and breached their duties to the Company in connection with the granting and/or receipt of options for Company stock. The complaints named the Company as a nominal defendant and sought unspecified monetary damages against the individual defendants as well as various forms of injunctive relief. On August 7, 2007, the parties submitted to the Court a stipulation and proposed order to dismiss the case in its entirety and without prejudice. On August 13, 2007, the Court entered the order dismissing the case in its entirety and without prejudice.

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

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2006 Annual Report on Form 10-K filed with the SEC on March 15, 2007 and our Quarterly Report on Form 10-Q for the period ended April 1, 2007 and July 1, 2007 filed with the SEC on May 10, 2007 and August 10, 2007. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

In addition, the nature of the mobile market and the customers that operate in this market may cause revenue to fluctuate significantly from quarter to quarter. For example, while our new product revenue increased sequentially in the third quarter of 2007, it declined in the first quarter of 2007 due to the product life cycle of a significant customer for these products. If we are unable to design, produce and sell new solutions and products that meet design specifications, address customer requirements and generate sufficient revenue and gross profit, if market demand for our products fails to materialize, if we are unable to obtain adequate capacity on a timely basis, if we are unable to develop Customer Specific Standard Products, or CSSPs, or solutions in a timely manner, or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially effected, we may be required to write-off related inventory and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

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

We have significant customers and limited visibility into the long-term demand for our products from these customers

A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target high volume mobile applications. Our marketing and sales efforts are focused on the leading suppliers in our target markets, and future revenue and gross profit growth is tied to our success at these focus accounts. Our success at these accounts will depend on our ability to bring value added solutions to these customers, and on our ability to compete with companies such as Cypress Semiconductor Corporation. As in the past, future demand from these customers may fluctuate significantly. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant inventory purchases and capital expenditures in anticipation of future demand. For example, a domestic OEM of instrumentation and test equipment accounted for more than 11% of revenue in 2006 and in the first nine months of 2007 and a European telecommunications OEM customer, purchasing product through their contract manufacturer, represented 14% of revenue in 2006 and did not contribute significant revenue in the first nine months of 2007. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue from other customers and we may purchase excess inventory. These factors could severely harm our business.

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

We may not have the liquidity to support our future operations and capital requirements

Our cash and cash equivalents balance at September 30, 2007 was $20.8 million. At September 30, 2007, our interest-bearing debt consisted of $1.9 million outstanding from Silicon Valley Bank and $526,000 outstanding under capital leases. In June 2007, we amended our credit facility with Silicon Valley Bank. At September 30, 2007, we had $5.0 million available to borrow under our revolving credit facility and $2.5 million available to borrow under our equipment line of credit under the amended agreement.

At September 30, 2007, we held 1,344,543 Tower ordinary shares, valued at approximately $2.4 million based upon the market closing price of $1.79 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $4.0 million in the next twelve months. As of September 30, 2007, we had commitments to purchase $6.9 million of wafer inventory.

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

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventory to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. Tower solely manufactures our ArcticLink, PolarPro, Eclipse II, certain QuickPCI II, other new products currently under development and QuickMIPS. Our pASIC 1 and pASIC 2 devices were fabricated by a single supplier, and the expiration of this supply agreement has had a significant effect on our business. We recently announced the end-of-life of our V3 products, due primarily to a supplier’s decision to stop manufacturing these products. V3 products contributed $3.6 million and $1.9 million of revenue in the first nine months of 2007 and 2006, respectively, and we currently do not expect these devices to contribute significant revenue after the second quarter of 2008. In addition, demand for assembly capacity at our primary supplier may increase. For this and other reasons, capacity available to us may be constrained. Identifying and qualifying an additional assembly supplier is a time consuming and costly process and may require volume commitments that we may be unwilling or unable to make. We sell programmers to customers that are made by a single supplier. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our ArcticLink, PolarPro, Eclipse II, certain QuickPCI II, other new products currently under development and QuickMIPS.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At September 30, 2007, the value of our Tower investment was $2.4 million and the value of our wafer credits recorded on our balance sheet was $3.0 million. If the fair value of our Tower investment or our wafer credits are deemed to be impaired, we will record charges to our statement of operations. For instance, we wrote down the Tower shares due to an “other than temporary” decline in their market value by $1.5 million, $1.5 million, $3.8 million and $6.8 million in fiscal 2005, 2004, 2002 and 2001, respectively.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventory. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. For example, in the first nine months of 2007, we reserved $3.5 million of inventory due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

The end-of-life of our pASIC 1 and pASIC 2 products has resulted in a decline in our revenue and we have announced the end-of-life for our V3 products, QuickPCI products, QuickMIPS and certain other products

Our foundry agreement with the supplier that fabricates our pASIC 1 and pASIC 2 products expired on December 31, 2005 and the supplier no longer has the necessary equipment to manufacture our products. We announced an end-of-life for these products in 2004 and asked our customers to take delivery of lifetime buy orders before the end of 2005. As a result, we have experienced a reduction in revenue from these products. These products contributed 44% of our 2005 revenue and six percent of revenue in the first nine months of 2007, and future sales of these products are limited to inventory on hand.

In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. We announced additional end-of-life products as result of our decision to focus on customers in the hand-held mobile and military markets. In the second quarter of 2007, we announced the end-of-life of our QuickPCI products, due to assembly capacity considerations, and asked customers to take delivery of lifetime buy orders before the end of 2007. In the fourth quarter of 2007, we announced the end-of-life of our QuickMIPS products, due to low customer demand, and asked customers to take delivery of these products between now and the first half of 2008. These products contributed $2.5 million and $1.2 million of revenue in the third quarter of 2007 and 2006, respectively. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate significantly on a sequential basis.  After the second quarter of 2008, we expect that our end-of-life products and certain other products will contribute less than ten percent of quarterly revenue.

Our operating results and liquidity have been adversely affected by the end-of-life of the pASIC 1 and pASIC 2 products, as we are currently operating at a net loss and expect negative cash flow at our current revenue level. We expect a decline in V3, QuickPCI and QuickMIPS product revenue and gross profit in 2008 as a result of the announced end-of-life of these products. While we expect revenue and gross profit growth from new products and mature products will offset these declines in revenue and gross profit, there is no assurance when this will occur.  In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially our new ArcticLink, PolarPro, Eclipse II and QuickPCI II products, and the development of additional new products and solutions.

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc., who purchased the XScale business unit from Intel, and Analog Devices, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; and (3) specific industry standards such as USB 2.0 OTG, Serial Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. For example, we have developed a solution incorporating a specific embedded processor, a micro hard disk drive and our Eclipse II device that improves performance and lowers the overall power consumption of an application. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventory and long-lived assets.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2006, 2004, 2003 and 2002. Our accumulated deficit as of September 30, 2007 was $137.0 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $9.5 million in the first nine months of 2007 and we may not return to profitability in any future periods.

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

We may encounter periods of industry wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors could materially harm our business.

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

In the past, we have denominated sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in their local currency. As a result, sales of our products in that foreign country may decline. If the local currency of a foreign country in which we conduct business strengthens against the U.S. dollar, our payroll and other local expenses will be higher, and since sales are transacted in U.S. dollars, would not be offset by any increase in revenue. To the extent any such risks materialize, our business could be materially harmed.

In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries.

Many system manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx, Inc. and Altera Corporation, which dominate the programmable logic market

The semiconductor industry is intensely competitive and characterized by:

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business

GAAP are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission, or SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

The Company and our directors and management have in the past been named parties to lawsuits and may be subject to future litigation, which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

The Company and certain of our directors and officers are named in a lawsuit relating to the initial public offering laddering litigation and certain officers and directors were named in litigation, which has been dismissed, relating to our historical stock option practices and related accounting. We may become the subject of other private or government actions in the future. Litigation may be time consuming, expensive and disruptive to normal business operations and the outcome of litigation is difficult to predict. Any expenses associated with litigation or the outcome relating to any such actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: November 8, 2007	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (1)   Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

            (2)   Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.