Form 10-K
period 2007-12-30
QUICKLOGIC CORPORATION
filed 2008-03-11
CIK 882508

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2007, the Registrant's most recently completed second fiscal quarter, was $68,323,000 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         At February 26, 2008, the Registrant had 29,404,309 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 22, 2008.

QUICKLOGIC CORPORATION

TABLE OF CONTENTS

EXPLANATORY NOTE

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause the business and results of operations of QuickLogic Corporation ("QuickLogic," the "Company,""we", "us" or "our") to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenue or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products, any statements regarding future economic conditions or performance, any statements relating to our projected capital expenditures, any statements of belief and any statements of assumptions underlying the foregoing.

        The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof and we assume no obligation to update these forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

        QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power flexible semiconductor platforms that enable customers to add features to their mobile, consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware. Our new product family includes ArcticLink™, PolarPro®, Eclipse™ II and QuickPCI® II; our mature product family includes pASIC® 3, QuickRAM®, Eclipse, software and programming hardware and royalty revenue; our end-of-life product family includes pASIC 1, pASIC 2, QuickMIPS and V3. We develop CSSPs using our ArcticLink and PolarPro solution platforms.

        CSSPs are customer specific complete solutions that include our silicon solution platform, proven system blocks, or PSBs, custom logic and software drivers. Our ArcticLink and PolarPro solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves video images to IP which implement commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, or Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG. We provide complete solutions by selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device and providing software drivers required for the customers' application.

        CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific low power application markets that have similar differentiated IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for either of two primary reasons. Market leading companies seek to develop product platforms from which several products can be introduced. For example, multimedia phone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These manufacturers value our ability to provide a range of products from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other manufacturers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers, we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

        Consumer products are a strong driver for semiconductor sales, and the needs of the consumer market have a unique set of requirements. One important trend in the consumer market is towards mobile, handheld devices. The market for mobile, handheld devices is large. In 2007, 1.1 billion cellular phones, ranging from multimedia to ultra low cost phones, were sold (data provided by iSuppli Corporation). Important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets.

        In addition to CSSPs, we sell products to industrial, military and other customers who do their own selection and integration of IP cores and add software drivers to their application. We market FPGAs, IP cores and software drivers to these customers, who value the low power consumption, reduced development risk through the use of proven IP cores, fast time-to-market, high IP security, instant-on and reliability of our devices.

        This range of offerings allows customers to acquire a solution tailored for their needs. Mobile product original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, tend to prefer a complete solution, and purchase CSSPs. Other customers with proprietary IP requirements choose to purchase our FPGAs or ArcticLink solution platforms and utilize our IP cores as appropriate. Whether a customer uses our CSSPs as a complete solution, or proven IP cores with our FPGAs, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption, reduce their development risk and total cost of ownership, and add features or performance to their embedded applications.

        Our CSSPs, and the rest of our product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than our competitors' products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports higher signal speed and low power consumption. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides an efficient connection between the Application Specific Standard Product, or ASSP, and the FPGA portions of CSSPs.

        We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

        Our CSSPs provide:

  •
  Complete Flexible Solutions—we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet changing market conditions;

  •
  Platform Design Capability—we partner with customers to develop a range of solutions from a single hardware platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric;

  •
  Reduced Design Expense and Risk—we provide PSBs addressing a range of video, network, storage and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

  •
  Small Form Factor—we manufacture single chip solutions in packages as small as 5x5 millimeters, or even in known good die configurations;

  •
  Energy Efficiency—our ViaLink technology is the lowest power consumption full featured programmable logic technology on the market today, allowing the time-to-market and time-in-market advantages of programmable logic for differentiated mobile products;

  •
  Low Total Cost of Ownership—CSSPs reduce time-to-market and lower the risk and expense associated with new product development. In platform designs these savings are leveraged over several products. The flexible nature of CSSPs enables new features in existing designs, which can be used to extend time-in-market and delay the cost of new product development. In addition, CSSPs often reduce bill of materials, or BOM, costs by combining the function of several ASSPs into one cost effective device; a simplified BOM also leads to lower PCB costs;

  •
  Instant-on—our products are live at power up because ViaLink based products require no configuration bit stream;

  •
  High Reliability—ViaLink based products do not rely on a SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

  •
  Unmatched IP Security—our ViaLink technology makes it virtually impossible to clone or reverse engineer designs implemented in our programmable fabric.

        We offer a range of CSSPs built on our ArcticLink and PolarPro solutions platforms. Our PolarPro architecture builds on our low power Eclipse II architecture to provide lower power consumption and a cost effective device for pure digital applications. CSSPs developed using our PolarPro solution platform implement PSBs and custom logic in programmable fabric. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

        We started shipping CSSPs based on our ArcticLink architecture in 2007. ArcticLink solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These manufacturers value our solution platforms, since the programmable fabric can be used to introduce a range of products from a single platform design.

        The low power consumption, high performance, small form factor and fast time-to-market of our solutions are ideal for power sensitive mobile applications that need to efficiently integrate video, storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us.

        We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

  •
  Cellular—including multimedia and smartphones;

  •
  Consumer Electronics—including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices; and

  •
  Computing—including Ultra Mobile PCs, or UMPCs, Mobile Internet Devices, or MIDs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband data cards.

        Examples of how existing and potential customers benefit from CSSPs are:

  •
  Multimedia Phones—we have been marketing our recently announced Visual Enhancement Engine, or VEE™, a PSB built upon an IP core we licensed, to enable improved video image, color, contrast and resolution with longer battery life;

  •
  Smartphones—where our solutions enable the simultaneous display of video on the handset and an external display;

  •
  Personal Navigation Devices—where our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and SDIO based peripherals;

  •
  Portable Media Players—where our solutions allow a processor to access and efficiently control a micro hard disk drive;

  •
  Wireless Hard Disk Drives—where our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life;

  •
  Handheld POS Terminals—where our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity; and

  •
  Cellular Data Cards—where our solutions provide the lowest power interface between a cellular radio and a laptop card slot.

        Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

        In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We partner with companies that are experts in certain technologies. For instance, we licensed elements of our Visual Enhancement Engine from Apical Limited, a U.K. company that sells enhanced video image capability to companies such as Nikon, Olympus and Sony Ericsson. We also work with processor manufacturers, such as Marvell Technology Group Ltd. and Analog Devices, Inc., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

        Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq Global Market under the symbol "QUIK". Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are available on the SEC's website at www.sec.gov.

        In addition, information regarding our corporate governance guidelines, code of conduct and ethics guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available free of charge on our website noted above.

Product Technology

        Our product technology is based on four major elements.

        First, our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing flexible, energy efficient devices and solutions that deliver high performance, high reliability, intellectual property security and instant-on features that our customers value. Unlike other programmable technologies, ViaLink uses metallurgical changes in amorphous silicon to complete connections. In particular, an unprogrammed ViaLink uses amorphous silicon to separate two conductors. Amorphous silicon is an excellent insulator, so the leakage current associated with an 'open' ViaLink is very low, which means that the overall 'standby' current of a ViaLink device is very low. When mixed with a metal such as tungsten or titanium, amorphous silicon can be turned into a silicide, which is a good conductor providing very low resistance in a 'closed' ViaLink. During programming, we use an electrical voltage to create the silicide and selectively 'close' the desired ViaLink connections. Along with the advantages of low leakage and low resistance, this metallurgical change is permanent with 'instant-on' characteristics that are not susceptible to 'single event upsets' or 'brownout' conditions. Also, the fact that the silicide is low resistance means that only a small amount is required and, as a result, our ViaLink connections are very small, which translates into reduced silicon area, low parasitic capacitance and excellent routability, all of which contribute to high performance at low power and low cost relative to SRAM and flash based FPGA technologies. We developed our proprietary PolarPro architecture to take advantage of the unique strengths of the ViaLink technology. These devices retain the features that have always made our products attractive to the military and industrial markets—high routability, high performance, instant-on, high reliability and unmatched intellectual property security. The additional features introduced with the PolarPro architecture—such as our very low power consumption and glitch free clock gating—are critical to the mobile device market, while adding additional value to our traditional markets. The PolarPro architecture uses a more efficient logic cell than previous architectures. As a result, PolarPro devices have two times the logic per area as our previous generation of products, which results in significant cost savings.

        Second, our ArcticLink solution platform combines mixed signal physical layers, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric.

        Third, our CSSPs are complete solutions that we develop for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. CSSPs include our ViaLink programmable fabric and are based on our PolarPro or ArcticLink solution platforms. We partner with customers to define solutions specific to their requirements, and combine one of our PolarPro or ArcticLink solution platforms, PSBs, which are proven logic IP cores, custom logic and software drivers. We then work with these customers to integrate and test CSSPs in their systems.

        Fourth, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

  •
  Video PSBs—such as the Visual Enhancement Engine or mobile TV tuner interfaces;

  •
  Network PSBs—such as USB Hub capability or high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.1;

  •
  Storage PSBs—such as boot from managed NAND and high performance compact flash interfaces;

  •
  Other PSBs—such as unique ID for digital rights management, or DRM, and general purpose interfaces; and

  •
  Intelligent Data Processing—to move data between peripherals without significant involvement from the application processor.

Industry Background

        Consumer products are a strong driver of semiconductor sales, and the needs of the consumer market bring a unique set of requirements as compared to traditional FPGA markets. One important trend in the consumer market is toward mobile, handheld devices. Important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets. These industry trends are shifting the demand among different classes of core silicon. The three main classes of core silicon are:

  •
  Application Specific Standard Products, or ASSPs—ASSPs, other than processors, are fixed function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions and the functionality of these devices is fixed prior to wafer fabrication;

  •
  Programmable Logic Devices, or PLDs—PLDs are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of this category which are typically used to implement complex system functions; and

  •
  Application Specific Integrated Circuits, or ASICs—ASICs are custom devices designed and fabricated to meet the needs of one specific application for one end customer. Structured

    ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

        ASSP use is largely driven by the adoption of industry standards that have been developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

  •
  Mobile Industry Processor Interface Display Serial Interface, or MIPI DSI, is an energy efficient, robust interface between display and application processors developed for the smartphone market;

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

  •
  Secure Digital Input Output, or SDIO, which allows the secure exchange of data, enabling usage restrictions to satisfy copyright holders;

  •
  Peripheral Component Interconnect, or PCI, mini-PCI and CardBus, which are standards developed to provide a high performance, reliable and cost effective method of connecting high speed devices within a system; and

  •
  Ethernet, a widely used local area network, or LAN, transport standard that controls the interconnection between systems.

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

        PLDs offer the system designer the ability to create custom functions that either provide product differentiation or make up for deficiencies in available ASSPs. Because PLDs are electrically customized, they can be customized by the designer at his location in minutes and, because blank PLDs are a standard product, lead times are short. PLDs are flexible and can be adapted to address new market requirements. Compared to ASSPs, PLDs require more designer input, since the designer has to develop the IP to go into the specific PLD and may also have to develop the software to drive the IP. The additional designer input increases development time, development cost and development risk relative to an ASSP. However, compared to an ASIC, the programmability of a PLD reduces development time, cost and risk. Also, for any given function, a PLD will have a higher unit cost and consume more power than either an ASSP or an ASIC as the device size required to implement a function in a PLD is larger than that of an ASSP or ASIC. Consequently PLDs have stratified into small PLDs like Complex Programmable Logic Devices, or CPLDs, that are low cost, low power, lower performance and simpler to design due to their small number of logic cells, and FPGAs, which are typically larger and have higher performance and power consumption. The small PLDs are typically used to 'tweak' designs made from a collection of ASSPs, whereas FPGAs are traditionally used to create high value custom designs.

        ASICs offer the system designer the ability to create custom functions that have exceptionally low unit cost, low power, small size and high performance. The drawback to an ASIC is the expensive, time consuming and high risk development cycle. As with PLDs, the system designer has to develop the IP and software, and because an ASIC requires its own mask set and production cycle, it is both expensive and slow to manufacture and debug. Thus ASICs tend to be used for high volume designs where the development cost can be offset by unit cost savings realized over a very high volume. While driving down the technology curve, also known as following Moore's Law, has resulted in many benefits for ASICs, it has also created a design challenge. While the dramatic increase in mask costs with each new technology is well known, another factor is that each generation allows us to build far more complex devices, which take more time to define, to design and to debug. Thus development cost, development time and development risk increase with each generation, with the result that the volume required to offset the development cost increases. Unfortunately, it is often the case that a large, complex device can only serve a small number of SKUs, which makes it even harder to achieve the high volumes required to amortize the development costs, and large ASICs cannot be easily adapted to changing market conditions.

        System designers can customize their products using either programmable logic or ASICs, and the competitive dynamic between these classes of core silicon are well understood. The high development risk and cost and the opportunity cost of an ASIC is incurred to produce custom devices with a very low unit production cost. Suppliers of programmable logic devices, which have lower development risk, development cost and market risk relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic devices the solution of choice for custom products unless the volume is very high. These cost reduction efforts have significantly increased the volume needed to justify the total cost of an ASIC.

Industry Future

        The consumer market, especially the mobile device market, is not well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life cycles and short development cycles, all of which clash with the long development cycles and high volume requirement of ASICs. Therefore, ASICs are used only in very high volume mainstream consumer products. A military or industrial system designer would traditionally use a conventional FPGA device to implement a high value custom design because power requirements are not as critical. On the other hand, mobile system designers require very low power consumption to maximize battery life in their applications, which is incompatible with the high power consumption of conventional FPGAs. Thus, the average mobile system designer is effectively limited to ASSPs and small PLDs, which creates a virtually level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve.

        The traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability or intellectual property security is important. These markets are expected to continue to grow, but not as significantly as the consumer market.

QuickLogic's Solutions

        We market CSSPs to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink or PolarPro solution platforms, PSBs, custom logic and software drivers. We partner with target customers' in our focus markets to design CSSPs, and integrate and test them in our customers' products. A CSSP is based on our programmable technology, which enables platform designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSPs function is known and complete, and can consequently be designed into systems with a minimum amount of effort. One of the features of our ViaLink technology is that it is non-volatile, which means that we can program a CSSP in our factory, and then ship it fully configured to a customer. To that customer, our solution looks exactly like a custom ASSP. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions or to share data between commonly used interfaces in mobile systems. In some cases, we develop the PSBs and software ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

        We market CSSPs to customers in trouble mode, where they have an immediate need to address, and to customers in growth mode, where CSSPs are used as a platform to develop differentiated mobile products. For example, a personal navigation device customer in trouble mode needed an immediate change to their system design. This customer's flash memory supplier was in allocation mode and we developed a CSSP using PolarPro that enabled this manufacturer to source from multiple suppliers, boot from managed NAND and reduce their bill of material. The flexible features of our programmable fabric allowed us to develop a complete solution in a matter of weeks and allowed our customer to increase their ability to serve the market for their devices. In a growth mode example, a smartphone/PDA customer selected ArcticLink for their platform architecture, and they intend to offer two products from this single hardware platform, significantly reducing their time-to-market and development cost. Our sales cycle for trouble mode opportunities is typically 6 to 12 months, and is typically 9 to 18 months for growth mode opportunities. Growth mode opportunities provide us early interaction with system architects about the challenges they face, which gives us better insight into trends and future needs.

        Our ViaLink technology is inherently the lowest power programmable technology used to design FPGAs, and FPGAs enable rapid time-to-market and longer time-in-market for differentiated mobile products. As a result, we have focused our product and marketing efforts on the mobile device market, where battery life is critical. The fact that we use our programmable technology to implement these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer's requirements. Once we have developed proven system blocks, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as UARTs, which minimizes system size and cost. We are also able to develop a solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. Finally, by using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market quickly.

        FPGAs which are based on SRAM or flash technology are not well suited to implementing ASSPs for the mobile device market. These conventional FPGAs consume more power, especially in standby mode, which makes them unsuitable for battery powered devices. These FPGAs may also require a separate configuration memory, which increases the total size of the solution. Finally, SRAM based FPGAs are not 'instant-on', which significantly complicates system design, increases power consumption and typically results in increased development time, risk and cost.

        By using CSSPs, proven system blocks and ViaLink as core technologies, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

        We also solve problems faced by mobile system designers through our System Solutions Group, or SSG, which provides system architecture and design services. When a mobile system designer requires a high value, complex solution that is unlike any of the CSSPs that we already offer, he can engage with our SSG to develop a platform or solution that meets his specific needs. For instance, we are working with a wireless hard disk drive OEM where our CSSP allows for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life. The customer plans to use this platform design to address both the Parallel ATA and CE-ATA markets. In this model, the mobile system designer is the primary source of application knowledge and we provide the complex logic and low power design knowledge. From the customer's perspective, this is very different from the ASIC model since we develop their CSSP on our solution platform, which is a standard product with programmable logic, and does not have the high NRE, tooling expense or inventory and development risk associated with ASIC wafer fabrication, and is easily tailored to address two unique markets. In effect, we produce an energy efficient custom solution with significantly reduced development and debug time, risk and cost.

The QuickLogic Strategy

        Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe that our patented, proprietary ViaLink technology allows us to deliver flexible, programmable solutions with the lowest power consumption and highest IP security, while meeting system performance requirements. We believe our CSSPs, consisting of our silicon solution platform, proven and custom system blocks and software drivers, enable OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy efficient solutions and enable design platforms from which a range of products can be introduced.

Extend Technology Leadership

        We introduced CSSPs in the first quarter of 2007. We had CSSP revenue of $0.5 million and $2.4 million in the third and fourth quarters of 2007, respectively. We intend to extend our technology leadership by expanding our CSSP capability. Our primary efforts include the introduction of new solution platforms, the development of proven system blocks with innovative or new functionality and the introduction of small form factor solutions.

        Our CSSPs are based on our ArcticLink and PolarPro solution platforms.

        In June 2007 we released our ArcticLink solution platform to production. Our first ArcticLink family was developed for the mobile market, where USB and SDIO are common system requirements. This ArcticLink solution platform combines a mixed signal USB physical layer, USB 2.0 OTG and SD/SDIO/CE-ATA in hard wired logic with ViaLink programmable fabric. Customers such as a smartphone customer are using ArcticLink as a design platform from which multiple devices can be introduced. We expect to develop additional ArcticLink solution platforms. Our design strategy is to combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic in a given die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements.

        We also had our first significant shipment of PolarPro devices in 2007. Our PolarPro solution platform is a family of low power, cost effective programmable platforms that we combine with proven system blocks, custom logic and software drivers to provide pure digital CSSPs to our customers. During 2007, we engaged with a large OEM serving the personal navigation device market that had been placed on allocation by a supplier. We enabled this company to utilize alternate suppliers in their design, enabled boot from managed NAND and reduced the BOM for this PND market leader. PolarPro solution platforms are energy efficient and were designed with an architecture to meet the interconnect and system logic requirements of power sensitive and portable applications. PolarPro addresses the interconnect and logic requirements of power sensitive, portable applications by including embedded circuitry for implementing high bandwidth bus-to-bus interfaces, including large arrays of on-chip dual-port SRAM with co-located asynchronous First-In, First-Out, or FIFO, controllers, DDR interfaces for highly cost effective memory expansion and clock management units. In addition, PolarPro products include a new programmable logic cell architecture, which delivers twice the logic density of previous product generations, supporting lower costs and higher gross margin.

        Our low power, high performance ViaLink technology, ArcticLink and PolarPro solution platforms, proven system blocks and software drivers allow us to provide CSSPs to target mobile customers. CSSPs are tailored for specific customer requirements and enable fast time-to-market, longer time in market, efficient product development through platform designs, high bandwidth for mobile internet and streaming video applications, small form factor, energy efficiency and low total cost of ownership.

        We also plan to extend our technology leadership by adding proven system blocks that offer higher value intellectual property for mobile device designs and to expand the range of system blocks available. Our strategy is to come to market with these PSBs and the related software drivers. Three announcements highlight our trend toward value added IP. During 2007 we introduced our first ArcticLink solution platform, which integrates USB 2.0 OTG and SDIO proven system blocks alongside programmable fabric. In January 2008, we introduced a PSB that enables simultaneous display on an LCD screen and an external device such as a VGA projector or television. This energy efficient PSB handles the timing related to the various display rates and implements scan direction conversion to allow simultaneous display on portrait-mounted LCD panels and landscape-oriented displays of video projectors and televisions. In March 2008, we announced the Visual Enhancement Engine, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color, contrast and resolution while extending battery life. We licensed elements of this IP from Apical Limited, who has been providing video enhancement intellectual property for the digital camera and flat panel display markets.

        In 2007 we announced several PSBs, including:

  •
  Boot from managed NAND;

  •
  Serial Peripheral Interconnect, or SPI, which enables a low pin count, high speed connection to wireless modules and other peripheral functions;

  •
  SDIO, which is used for high speed connection to mobile TV, Wi-Fi or Bluetooth, or as an interface to SD memory cards;

  •
  A high speed UART which supports the full 3Mbit/sec required for Bluetooth 2.1 and Enhanced Data Rate, or EDR, operation in applications such as voice communication between mobile handsets and hands-free headsets and the wireless streaming of multimedia files between devices; and

  •
  A suite of digital rights management IP including the Advanced Encryption Standard, or AES, hashing, Data Encryption Standard, or DES, Triple DES and unique hardware ID capability.

        We also develop intelligent data processing proven system blocks and the associated software drivers. Intelligent data processing is the movement of data between peripherals without significant involvement from the application processor. For instance, we are working with a wireless hard disk drive manufacturer to move data from a USB interface into a buffer memory and through a Parallel ATA interface to a hard disk drive. Our solution improves the data transfer rate by approximately one level of magnitude compared to managing this data flow with an application processor, which improves the user experience when downloading video and significantly extends battery life.

        Small form factor is a significant consideration for mobile system designers and we address form factor in three primary ways.

  •
  First, our device is a single chip solution. We are often able to reduce the number of chips in a design bill of material by integrating these functions into a CSSP, which saves PCB space and reduces the cost of component interconnect on the board.

  •
  Second, we have invested in advanced package technology, enabling form factors as small as 5x5 millimeters and reduced pin count, which saves space and reduces the cost of interconnect on the PCB. We have also developed 5x5 millimeter wafer level chip scale packaging, which enables lower cost small form factor devices. The programmable nature of our devices allows flexibility in the pin location of chip functions and we work with customers to ensure these are routed cost effectively on their printed circuit board. We had an opportunity with a top tier PND customer that required a new package and pin out, as well as new PSBs. We were able to deliver the custom package and the PSBs in two months.

  •
  Third, during 2007 we developed the ability to program our solution platforms while they are in wafer form, which allows us to sell programmed, known good die to customers. These customers can either mount the die on their boards or stack them with other chips during the die assembly process. We are currently working on a design for a portable media device where the OEM is stacking programmed die purchased from us onto other chips in the system.

        We intend to continue our investment in advanced package and programmed die technologies to address the form factor needs of the mobile market.

Provide a Range of Offerings

        We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology and software drivers to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect CSSPs to range from devices with mixed signal and visual enhancement capability to devices which reduce BOM costs and simplify PCB layout. We intend to continue to define and implement compelling CSSPs for our target customers.

        We have a loyal military, industrial and mobile product customer base that prefers to purchase our silicon products, select and integrate IP and develop software drivers to complete their system designs. We expect to continue to offer silicon devices, IP cores and software design capability to these customers. During 2007, we announced an additional PolarPro programmable platform, the QL1P1000, which contains one million logic cells and which was developed for the industrial and military markets.

Market Leading Customers

        As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focus customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified the customers we want to serve with CSSPs and are in different stages of engagement with these customers. We believe CSSPs, which are customer specific solutions with standard product economics, are resonating with our target customers. These customers value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to partner with top customers to define new silicon solution platforms and proven system blocks.

Cost Effective Products

        We have changed our product definition and manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro solution platform includes an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink solution platform combines mixed signal physical layers and hard-wired logic alongside programmable fabric. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, PCB layout, simplified PCB interconnect and reduced signal noise. Hard-wired logic is very cost effective and energy efficient and we typically implement sophisticated logic blocks in hard-wired logic for these reasons. ArcticLink combines cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time required to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

Strategic Relationships

        We partner with intellectual property suppliers, market leaders and key suppliers to expand our served market and speed our time-to-market.

  •
  Partnering with Intellectual Property Suppliers.  A key element of our strategy is to provide a range of proven system blocks to our customers, from new features such as enhanced video processing to interconnect system blocks that are essential to mobile device applications. We seek to license intellectual property that increases the value we bring to differentiated mobile products or that speeds our time-to-market with CSSPs. In March 2008, we announced the Visual Enhancement Engine, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color, contrast and resolution while extending battery life. We licensed key portions of this IP from Apical Limited, who has been providing video enhancement intellectual property for the digital camera and flat panel display markets.

  •
  Partnering with Leading Component Suppliers.  We are developing relationships with top tier suppliers of embedded processors, companies that support the trends toward mobile TV and streaming video, suppliers of storage components such as micro hard disk drives or flash memory and providers of networking components such as wireless LAN chipsets. The lowest power consumption, small form factor and high intellectual property security of our solution platforms are compelling for other component suppliers, who can use our solutions in reference designs or application notes to expand their served markets. We have a strong, informal partnership with Marvell Technology Group Ltd., where CSSPs are companion devices to their application processors. We recently announced a reference design with Chrontel, a supplier of mobile TV encoder semiconductors that enables simultaneous display on a handheld LCD screen and a TV or VGA monitor. We expect to engage in relationships with other application processor and component suppliers during the coming year. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

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

Create Innovative, Industry Leading System Architecture and Design Services

        We provide system architecture, design services and development tools to our customers.

  •
  Providing Architecture and Design Services.  These services extend our CSSP customers' technical capabilities and shorten their time-to-market by utilizing our experts in system design, programmable logic design, software drivers and embedded systems as part of their design team.

  •
  Developing "Beyond the Silicon" Products.  These value added services for military, industrial and other system manufacturers include power-aware tools that enable customers to minimize power consumption during the early stages of application design; predefined system functions delivered as IP cores; software drivers; reference designs; unique intellectual property optimized for use in QuickLogic's programmable devices; and technical support.

        Our ProChannel web-based system allows our distributors to receive quotations, place orders for our products and view their order status over the Internet. This system complements the Electronic Data Interchange systems that we have used for the past several years with our largest customers.

Customers and Markets

        The following is a representative list of our current customers and the markets in which they do business:

Market Segment	Customer	Application
Instrumentation and Test	Beijing KND Honeywell Medtronic Teradyne Tier 1 PND OEM	Industrial control equipment Aircraft navigation and flight controls Medical electronics Semiconductor test equipment Personal navigation device
Military & Aerospace Systems	Aeroflex BAE Systems DY-4 L-3 Communications Northrop Grumman RF Communications Rockwell Collins
Military and space equipment
Military flight controls
VME-based computer systems
Aircraft data recorders and telemetry
Military flight controls
Military communication radios
Military communications equipment
Data Communications and Telecommunications	Nortel Networks Option Wireless	Telecom switching equipment 3G data cards for laptop computers
Video, Audio and Graphics Imaging	DOT System Dragon ROC Electosystems Konami Quartics Tier 1 Smartphone ODM	Industrial controllers Casino gaming Casino gaming Casino gaming Video compression Ultra mobile PC / mobile internet device

        A significant portion of our revenue comes from sales to customers located outside of the United States, distributors and key customers. Our largest customer represented 10% of revenue in 2007 and a PND customer represented 21% of our revenue in the fourth quarter of 2007. Please see Note 13 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

        In the past, there has not been a predictable seasonal pattern to our business. However, as we increase our engagements with mobile market customers, we may experience seasonal patterns in the future.

Sales and Technical Support

        We sell our products through a network of sales managers, independent sales representatives and point-of-sale distributors in North America, Europe, Japan and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in Texas, Illinois, Pennsylvania, Massachusetts and New Hampshire. We also have international sales operations in the United Kingdom, China, Japan, Hong Kong, Taiwan and Korea. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region of responsibility, focusing on major strategic accounts.

        Our customers typically order our products through our distributors. Distributors also create demand for our devices and solutions, generally focusing on customers who are not directly served by our sales managers. Currently, we have two distributors in North America and a network of 17 distributors throughout Europe, Asia and Japan to support our international business. Our distributors work with our regional sales managers in identifying new opportunities for our devices and solutions and providing technical support, along with other value added services.

Backlog

        We do not believe that backlog as of any particular date is indicative of future results. A majority of our quarterly shipments are typically booked during the quarter. Our sales are made primarily pursuant to standard purchase orders issued by OEM and distributor customers. Under our standard terms and conditions, a significant portion of our backlog is subject to cancellation or reschedule by these customers. Our distributor backlog is also subject to price adjustments upon the resale of the related inventory, as a result the total value of our backlog is not indicative of the related revenue. We believe that generally only a small portion of our backlog, other than orders received under end-of-life programs, is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Competition

        The semiconductor industry is intensely competitive and characterized by:

  •
  erosion of selling prices over product lives;

  •
  rapid technological change;

  •
  short product life cycles;

  •
  limited sources of supply; and

  •
  strong domestic and foreign competition.

        We believe that important competitive factors in our market are:

  •
  product proliferation;

  •
  energy efficiency;

  •
  development risk, time-to-market and time-in-market for our customers;

  •
  complete solutions designed for specific applications;

  •
  product and solution performance, reliability, price and form factor;

  •
  design services, technical service and support;

  •
  length of development cycle;

  •
  customer bill of material costs;

  •
  intellectual property protection;

  •
  ease of use, functionality and installed base of development system software;

  •
  access to sources of raw materials, wafer fabrication facilities and assembly capacity; and

  •
  market presence and financial strength of the Company and our competitors.

        A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (1) suppliers of ASSPs such as Cypress Semiconductor, PLX Technology and Oxford Semiconductor; (2) suppliers of embedded processors, such as Qualcomm Corporation; and 3) suppliers of ASICs, such as Winbond and LSI Logic. Our existing competitors for FPGAs include: (1) suppliers of CPLDs, such as Lattice Semiconductor and Altera; (2) suppliers of FPGAs, particularly Xilinx and Actel; and (3) and the CSSP competitors noted above. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as result of our ViaLink technology and are suitable for OEMs or ODMs offering mobile differentiated products. As we introduce additional solutions, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by our solutions. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies.

Research and Development

        Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce devices and CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development.

        As of the end of 2007, our research and development staff consisted of 45 employees located in Canada, India and California.

  •
  Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

  •
  Our programmable logic design engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used stand alone or combined with standard functions to form solutions.

  •
  Our ASSP design engineering group develops or integrates standard functions with programmable devices to produce ArcticLink solution platforms.

  •
  Our software group develops the design libraries, interface routines and place and route software that allow our customers to use third party design environments to develop designs that are incorporated into our programmable devices.

  •
  Our system solutions group develops IP blocks and associated software drivers that form the basis of our CSSPs.

Manufacturing

        We have close relationships with third party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

        We currently outsource our wafer manufacturing, primarily to TSMC and Tower, and also to Samsung Semiconductor, Inc. and Kawasaki Microelectronics, Inc. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. Samsung and Kawasaki manufacture our ASSP products. We purchase products from TSMC, Samsung and Kawasaki on a purchase order basis.

        Tower manufactures our new products and QuickMIPS devices, and will manufacture new products currently under development, using a six-layer metal, 0.18 micron CMOS process incorporating our ViaLink technology. We have invested $21.3 million in Tower as part of Tower's efforts to build and equip their wafer fabrication facility. Our investment guarantees us a portion of their available wafer fabrication capacity at competitive pricing. Our Tower agreement provides for guaranteed capacity availability through at least 2010.

        Outsourcing of wafer manufacturing enables us to take advantage of these suppliers' high volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

        We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard. We have entered into a contractual partnership with Amkor to provide package design services.

Product Revenue Transition

        Our business is in transition and there are two primary factors affecting our future growth; increased revenue through the success of our CSSP strategy, which we announced in the first quarter of 2007, and an expected decline in revenue from end-of-life products. Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. To this end, we work with target customers to specify and deliver CSSPs that meet our customers' market requirements. CSSP revenue is included in our new product revenue. New products contributed revenue of $3.5 million, or 33% of total revenue, in the fourth quarter of 2007. One customer, purchasing CSSPs in Asia for use in PND products, accounted for 21% of total revenue in the fourth quarter of 2007. We believe CSSPs will result in significant growth in our new product and total revenue, but we cannot assure investors when this will occur.

        We also expect a decline in revenue from our end-of-life products. We announced the end-of-life of certain products for two primary reasons: (1) certain suppliers decided not to renew their agreements to supply us with wafers. For instance, the supplier of wafers for our pASIC 1 and pASIC 2 devices, which were released to production from 1991 through 1997, decided not to renew our supply agreement, and future sales of these devices are limited to inventories on hand; (2) we decided to end-of-life QuickMIPS and QuickPCI devices so that we could focus our engineering resources on new products. End-of-life products contributed revenue of $3.1 million, or 28% of total revenue, in the fourth quarter of 2007, and we currently expect these products to contribute less than 10% of our total revenue by the third quarter of 2008.

        In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs utilizing our ArcticLink and PolarPro solution platforms, and the development and marketing of additional new products and solutions.

Employees

        As of December 30, 2007, we had a total of 131 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

        Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 98 U.S. patents and have six pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of six patents and have a total of five patent applications pending. Our issued patents expire between 2010 and 2024. We have nine registered trademarks and two pending applications for registration with the U.S. Patent and Trademark Office.

        From time to time, we receive letters alleging patent infringement or inviting us to license other parties' patents. We evaluate these requests on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party's demands.

Executive Officers and Directors

        Our executive officers are elected by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

        The following table sets forth certain information concerning our current executive officers and directors as of February 26, 2008:

Name	Age	Position
E. Thomas Hart	66	Chairman, President and Chief Executive Officer
Terry L. Barrette	51	Vice President, Operations
Catriona Meney	46	Vice President, Human Resources and Development
Carl M. Mills	53	Vice President, Finance and Chief Financial Officer
Andrew J. Pease	57	Vice President, Worldwide Sales
Timothy Saxe	52	Senior Vice President, Engineering and Chief Technology Officer
Michael J. Callahan	72	Director
Arturo Krueger	68	Director
Christine Russell	58	Director
Hide L. Tanigami	57	Director
Gary H. Tauss	53	Director

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

        Arturo Krueger has served as a member of our Board of Directors since September 2004. Mr. Krueger has more than 40 years of experience in systems architecture, semiconductor design and development, operations, and marketing as well as general management. Since February 2001, Mr. Krueger has been a consultant to automobile manufacturers and to semiconductor companies serving the automotive and telecommunication markets. Mr. Krueger was Corporate Vice President and General Manager of Motorola's Semiconductor Products Sector for Europe, Middle East and Africa

from January 1998 until February 2001. Mr. Krueger was the Strategic and Technology/Systems advisor to the President of Motorola's Semiconductor Products Sector from 1996 until January 1998. In addition, Mr. Krueger was the Director of the Advanced Architectural and Design Automation Lab at Motorola. Mr. Krueger is a director of Marvell Technology Group Ltd., a semiconductor provider of high performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits, and NemeriX S.A., a provider of integrated circuits specializing in ultra low power RF and baseband chipsets for GPS and wireless applications. He holds an M.S. degree in Electrical Engineering from the Institute of Technology in Switzerland, and has studied Advanced Computer Science at the University of Minnesota.

        Christine Russell has served as a member of our Board of Directors since June 2005. Since June 2006, Ms. Russell has been Vice President and Chief Financial Officer of Virage Logic Corporation, a provider of advanced intellectual property for the design of integrated circuits. Ms. Russell served as Senior Vice President and Chief Financial Officer of OuterBay Technologies, Inc., a privately held software company enabling information life cycle management for enterprise applications, from May 2005 until February 2006, when OuterBay was acquired by Hewlett-Packard Company. From October 2003 to May 2005, Ms. Russell served as the Chief Financial Officer of Ceva, Inc., a company specializing in semiconductor intellectual property offering digital signal processing cores and application software. From October 1997 to October 2003, Ms. Russell served as the Chief Financial Officer of Persistence Software, Inc., a company specializing in enterprise software providing infrastructure for distributed computing. Prior to 1997, Ms. Russell served in various senior financial management positions with a variety of technology companies for a period of more than twenty years. Ms. Russell is a director of Peak International, Ltd., a supplier of precision-engineered packaging products for storage, transportation and automated handling of high technology products. Ms. Russell holds a B.A. degree and an M.B.A. degree from the University of Santa Clara.

        Hide L. Tanigami has served as a member of our Board of Directors since March 2007. Mr. Tanigami has served as the Chairman and Chief Executive Officer of Marubun/Arrow USA, LLC, a joint venture between Marubun Corporation, the largest semiconductor distributor in Japan, and Arrow Electronics since 1998. From 1994 through 1998, Mr. Tanigami was President and Chief Executive Officer of Marubun USA Corporation. From 1997 through 2000, Mr. Tanigami was the Chairman of Catalyst Semiconductor, Inc. and from October 1985 until March 1994, Mr. Tanigami was a co-founder and Vice President of Corporate Development at Catalyst Semiconductor, Inc. He has previously served on numerous boards in Silicon Valley, Japan and Taiwan. He currently serves on the board of directors of Marubun/Arrow and Ecrio, Inc., a developer of mobile phone communications and commerce software. Mr. Tanigami holds a B.A. degree from Kansai University of Foreign Studies and a M.A. degree from San Francisco State University.

        Gary H. Tauss has served as a member of our Board of Directors since June 2002. From October 2006 to February 2008, Mr. Tauss served as President and Chief Executive Officer of Mobidia Technology, Inc., a provider of performance management software that enables wireless operators to provide users with high-quality mobile content. From May 2005 until the sale of its assets to Transaction Network Services, Inc. in March 2006, Mr. Tauss served as President, Chief Executive Officer and director of InfiniRoute Networks, Inc., a provider of software peering services for wireline and wireless carriers. From October 2002 until April 2005, Mr. Tauss served as President and Chief Executive Officer of LongBoard, Inc., a company specializing in fixed-to-mobile convergence application software for leading carriers and service providers. From August 1998 until June 2002, Mr. Tauss was President, Chief Executive Officer and a director of TollBridge Technologies, Inc., a developer of voice-over-broadband products. Prior to co-founding TollBridge, Mr. Tauss was Vice President and General Manager of Ramp Networks, Inc., a provider of Internet security and broadband access products, with responsibility for engineering, customer support and marketing. Mr. Tauss earned both a B.S. and an M.B.A. degree from the University of Illinois.

ITEM 1A.    RISK FACTORS

If we fail to successfully develop, introduce and sell CSSPs and new products, we may be unable to compete effectively in the future

        We have focused the development and marketing of our CSSPs to address the needs of OEMs and ODMs that offer differentiated mobile products such as personal navigation devices, multimedia phones, portable media players, data cards and wireless hard disk drives. These are new customers and markets for us and we currently have a small customer base for CSSPs. We believe that this business will provide long-term revenue growth for our Company; however, there is no assurance when this will occur.

        The market for these mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced CSSPs that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments long before we generate revenue, if any, from these efforts. These markets typically have higher volumes and greater price pressure than our traditional business; we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers. Our gross margin and valuation of inventories may be affected by these strategies if, for instance, we generate significant revenue before we are able to reduce our costs or if an opportunity priced to gain market share becomes significant to our quarterly revenue.

        The growth of our CSSP business needs to be strong enough to offset revenue declines in other areas of our business. We have announced an end-of-life for several products, due primarily to certain suppliers' decisions to stop manufacturing these products. End-of-life products contributed $11.5 million, or 33% of revenue, in 2007 and $3.1 million, or 28% of revenue, in the fourth quarter of 2007. We currently do not expect these devices to contribute significant revenue by the third quarter of 2008. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our end-of-life products, our mature products and the effect of short mobile product life cycles, there is no assurance when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of additional new products and solutions.

        If we are unable to design, produce and sell new CSSPs that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; if market demand for our CSSPs and other products fails to materialize; if we are unable to obtain adequate capacity on a timely basis; if we are unable to develop CSSPs or solutions in a timely manner; or if our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially affected, we may be required to write-off related inventories and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

        We spend significant time and money to design and develop silicon solution platforms such as ArcticLink and PolarPro and proven system blocks, such as our Visual Enhancement Engine, USB and IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

We may not have the liquidity to support our future operations and capital requirements

        Our cash and cash equivalents balance at the end of 2007 was $20.9 million. At the end of 2007, our interest-bearing debt consisted of $3.3 million outstanding from Silicon Valley Bank and $1.7 million outstanding under capital leases. In June 2007, we amended our credit facility with Silicon Valley Bank. At the end of 2007, we had $5.0 million available to borrow under our revolving credit facility and $870,000 available to borrow under our equipment line of credit under the amended agreement.

        At the end of 2007, we held 1,344,543 Tower ordinary shares, valued at approximately $1.9 million based upon the market closing price of $1.43 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

        While our primary investment object is the preservation of cash and our portfolio is comprised of securities with active secondary and resale markets, any investment is subject to a degree of interest rate and liquidity risk. Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $3.0 million in the next twelve months. At the end of 2007, we had commitments to purchase $4.3 million of wafer inventory.

        As a result of potential investments, current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our ArcticLink and PolarPro solution platforms and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We have a limited number of significant customers and limited visibility into the long-term demand for our products from these customers

        A few end customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target market leading manufacturers of high volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could severely harm our business.

        In addition, we may make a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for our products or gross margin generated from our products does not meet our expectations or if we are unable to collect amounts due from significant customers, we may be required to write-off inventories, provide for uncollectible accounts receivable or incur charges against long-lived assets, which would materially harm our business.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

        We offer our customers a short delivery lead time and a majority of our shipments during a quarter are ordered by customers in that quarter. As a result, we often have low visibility to the current quarter's revenue and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. In addition, a significant portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers since the price is not fixed or determinable until that time. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor levels of inventory, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us

        We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. We sell programmers to customers that are supplied by a single source. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms. We have announced an end-of-life for several products, due primarily to certain suppliers' decisions to stop manufacturing these products. End-of-life products contributed $11.5 million, or 33% of revenue, in 2007 and $3.1 million, or 28% of revenue in the fourth quarter of 2007. We currently do not expect these devices to contribute significant revenue by the third quarter of 2008.

        In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, between 2001 and 2002 we invested $21.3 million in equity and prepaid wafer credits to obtain guaranteed wafer fabrication capacity at Tower Semiconductor. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

        We record a majority of our inventory transactions based on information from our subcontractors. If we do not receive prompt and accurate information from our suppliers, we could misstate our inventories, incorrectly record gross profit, be unable to meet our delivery commitments to customers or commit to manufacturing inventories that are not required to meet customer delivery commitments, which could materially harm our business.

Our future results depend on our relationship with Tower

        We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in Tower's foundry facility. We believe that Tower's long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government's Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower's fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower's financial condition, or other factors may adversely impact Tower's business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our new products, other new products currently under development and QuickMIPS.

        The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services and the market for semiconductor products. At the end of 2007, the value of our Tower investment was $1.9 million and the value of our wafer credits recorded on our balance sheet was $2.6 million. If the fair value of our Tower investment or our wafer credits is deemed to be impaired, we will record charges to our statement of operations. For instance, we wrote down the Tower shares due to an "other than temporary" decline in their market value by $13.7 million between fiscal 2001 and 2005.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories

        Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. For example, in 2007, we reserved $3.9 million of inventories due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

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

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

        Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc. and Analog Devices, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; (3) proprietary intellectual property such as key elements of our Visual Enhancement Engine; and (4) specific industry standards such as USB 2.0 OTG, Serial Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

        We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales, technical and financial personnel is difficult due to the limited number of qualified professionals, economic conditions and the size of our company. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Failure to attract, hire, train and retain personnel could materially harm our business.

Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs

        Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor devices nonfunctional. New manufacturing techniques or fluctuations in the manufacturing process may change the performance distribution and yield of our products. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance characteristics. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or requalify their products. As a result, we may incur substantially higher manufacturing costs, shortages of inventories or reduced customer demand.

        Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products, such as our CSSPs and ArcticLink and PolarPro solution platforms, are often more complex and more difficult to produce, increasing the risk of manufacturing related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production. Undetected errors or defects may also result from new manufacturing processes or when new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventories or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

We have a history of losses and cannot assure you that we will again be profitable in the future

        We incurred significant losses in 2007, 2006 and certain years prior to 2005. Our accumulated deficit as of December 30, 2007 was $138.7 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $11.1 million in 2007 and $9.2 million in 2006, and we may not return to profitability in any future periods.

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

        Factors that could cause our operating results to fluctuate include:

  •
  the effect of end-of-life programs;

  •
  a significant change in sales to, or the collectability of accounts receivable from, our largest customers;

  •
  successful development and market acceptance of our products and solutions;

  •
  our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand;

  •
  changes in sales volume or expected sales volume, product mix, average selling prices or production variances that affect gross profit;

  •
  our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures;

  •
  our reliance on subcontract manufacturers for product capacity, yield and quality;

  •
  our competitors' product portfolio and product pricing policies;

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

        We may encounter periods of industry wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements. The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors have been widely out of balance. An industry wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors could materially harm our business.

Problems associated with international business operations could affect our ability to manufacture and sell our products

        Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Taiwan, South Korea, the Philippines, China and Israel. We expect to manufacture a majority of our new products and the products that we currently have under development in Israel and to assemble these products in South Korea or China. As a result, these manufacturing operations and new product introductions are subject to risks of political instability, including the risk of conflict between Taiwan and the People's Republic of China, between South Korea and North Korea, and conflicts involving Israel.

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

Our CSSPs face competition from suppliers of ASSPs such as Cypress Semiconductor, suppliers of integrated application processors such as Qualcomm, and suppliers of ASICs such as LSI Logic

        We face competition from companies that offer ASSPs, such as Cypress Semiconductor and Oxford Semiconductor. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors, such as Qualcomm, often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs. Companies such as LSI Logic supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business:

  •
  the development of new products, CSSPs and advanced manufacturing technologies;

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

Many system manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx, Inc. and Actel Corporation, which compete with us in the sale of FPGAs

        Companies that compete with our mature product family and end-of-life product family, and certain new product opportunities, include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors' products or other inhibiting factors.

        The semiconductor industry is intensely competitive and characterized by:

  •
  erosion of selling prices over product lives;

  •
  rapid technological change;

  •
  short product life cycles; and

  •
  strong domestic and foreign competition.

If we are not able to compete successfully in this environment, our business will be materially harmed.

        Many of the companies that compete with CSSPs and our new product, mature and end-of-life families have substantially greater financial, technical, manufacturing, marketing, sales, distribution, name recognition and other resources than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of system applications. In the past, we have lost potential customers to competitors for various reasons, including, but not limited to, re-programmability and lower price.

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

        In the past, we have been involved in litigation relating to our alleged infringement of third party patents or other intellectual property rights. This type of litigation is expensive and consumes large amounts of management time and attention. Additionally, matters that we initially consider not material to our business could become costly. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this type of litigation could materially harm our business.

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

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

        Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on sole suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers' facilities, our distributors' facilities or our suppliers' facilities, our business could be seriously harmed.

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

The market price of our common stock may fluctuate significantly and could lead to securities litigation

        Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the subject of similar litigation. Securities litigation could result in substantial costs and divert management's attention.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported financial results or how we conduct our business

        Generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

        For example, the FASB has issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment," or SFAS 123(R), which we adopted in the first quarter of 2006. SFAS 123(R) requires us to measure compensation costs for all stock-based compensation awards (including our stock options, stock awards and our employee stock purchase plan, as currently constructed) at fair value and record compensation expense over the vesting period. If this accounting pronouncement had been in effect during 2005, we would have reported a net loss.

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

Compliance with regulations related to corporate governance and public disclosure may result in additional expenses

        Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and the market price of our common stock could be affected.

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

        As of December 2007, we have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification of Section 404. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

The Company, our directors and management have in the past been named parties to lawsuits and may be subject to future litigation, which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

        The Company and certain of our directors and officers are named in a lawsuit relating to the initial public offering laddering litigation. We may become the subject of other private or government actions in the future. Litigation may be time consuming, expensive and disruptive to normal business operations and the outcome of litigation is difficult to predict. Any expenses associated with litigation or the outcome relating to any such actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let approximately 8,000 square feet of this facility through March 2009. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan; London, England; and Tokyo, Japan. We believe that our existing facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic's initial public offering, QuickLogic and some of QuickLogic's officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic's initial and secondary public offerings and artificially high prices through "tie-in" arrangements which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic's stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

        No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

        From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been traded on the Nasdaq Global Market under the symbol "QUIK" since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 30, 2007:
First Quarter (through April 1, 2007)	$3.25	$2.48
Second Quarter (through July 1, 2007)	$2.99	$2.57
Third Quarter (through September 30, 2007)	$3.76	$2.68
Fourth Quarter (through December 30, 2007)	$4.21	$3.28
Fiscal Year Ending December 31, 2006:
First Quarter (through April 2, 2006)	$5.74	$3.88
Second Quarter (through July 2, 2006)	$6.45	$4.80
Third Quarter (through October 1, 2006)	$5.07	$2.65
Fourth Quarter (through December 31, 2006)	$3.65	$2.62

Stockholders

        The closing price of our common stock on the Nasdaq Global Market was $3.03 per share on February 26, 2008. As of February 26, 2008, there were 29,404,309 shares of common stock outstanding that were held of record by approximately 242 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities. We estimate that the number of beneficial stockholders of the shares of our common stock as of February 26, 2008 was approximately 5,900.

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

Shelf Registration

        On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the SEC. Under the shelf registration statement, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, or warrants. The Company had not raised any funds in connection with this filing. The Company may offer and sell securities registered under this shelf registration statement through November 30, 2008.

Stock Performance Graph

        The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2002 to December 31, 2007 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2002 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2007.

        The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among QuickLogic Corporation, The S&P 500 Index
And The S&P Semiconductors Index

	12/02	12/03	12/04	12/05	12/06	12/07
QuickLogic Corporation	100.00	468.87	268.02	372.64	280.19	311.32
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Semiconductors	100.00	197.49	156.23	175.23	159.61	178.74

Copyright© 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/s&p.htm

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2007	2006(1)	2005	2004	2003
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$34,417	$34,924	$48,259	$44,612	$41,969
Cost of revenue	19,410	17,739	18,124	20,878	21,021

Gross profit	15,007	17,185	30,135	23,734	20,948
Operating expenses:
Research and development	9,517	9,303	9,648	11,885	10,500
Selling, general and administrative	17,163	18,062	16,855	15,905	15,769
Long-lived asset impairment(2)	—	—	—	3,201	—

Income (loss) from operations	(11,673)	(10,180)	3,632	(7,257)	(5,321)
Write-down of marketable securities(3)	—	—	(1,466)	(1,532)	—
Gain on sale of investment in Tower Semiconductor Ltd.(4)	—	—	—	—	719
Interest expense	(280)	(329)	(189)	(255)	(178)
Interest income and other, net	894	1,366	542	212	61

Income (loss) before income taxes	(11,059)	(9,143)	2,519	(8,832)	(4,719)
Provision for income taxes	75	71	169	—	—

Net income (loss)	$(11,134)	$(9,214)	$2,350	$(8,832)	$(4,719)

Net income (loss) per share:
Basic	$(0.38)	$(0.32)	$0.09	$(0.35)	$(0.20)

Diluted	$(0.38)	$(0.32)	$0.08	$(0.35)	$(0.20)

Weighted average shares:
Basic	29,041	28,485	26,954	25,493	24,110

Diluted	29,041	28,485	28,039	25,493	24,110

	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,868	$24,621	$28,283	$24,914	$26,443
Working capital	22,279	28,699	34,043	27,386	25,577
Total assets	41,424	50,235	54,996	50,941	58,363
Long-term obligations, excluding current portion	2,527	1,618	2,571	2,192	2,723
Total stockholders' equity	29,018	37,368	42,237	36,166	43,868

(1)
The Company adopted the provisions of SFAS 123(R) beginning fiscal year 2006. See Notes 2 and 12 in Part II, Item 8 of this Form 10-K.

(2)
Long-lived asset impairment in 2004 consisted of a $3.2 million non-cash charge. Due to a reduction in expected product revenue, we wrote down the assets associated with our QuickMIPS products to their estimated fair market value.

(3)
Write-down of marketable securities consisted of a non-cash charge of $1.5 million and $1.5 million in 2005 and 2004, respectively, for the write-down of our equity investment in Tower Semiconductor Ltd. to market value.

(4)
Gain on sale of investment in Tower Semiconductor Ltd. in 2003 consisted of $719,000 from the sale of 412,825 available-for-sale Tower ordinary shares which generated total proceeds of approximately $2.1 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in "Risk Factors" in Item 1A and elsewhere in this Annual Report on Form 10-K, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "forecast," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our CSSPs and new products, and the effect of our end-of-life products, (2) our gross profit and factors that affect gross profit, (3) our level of operating expenses, (4) our research and development efforts, (5) our liquidity, (6) our partners and suppliers and (7) industry trends.

        The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the commercial and technical success of our CSSPs and new products such as ArcticLink and PolarPro (2) our successful introduction of products and CSSPs incorporating emerging technologies or standards, (3) the liquidity required to support our future operating and capital requirements, (4) limited visibility into demand for our products including demand from significant customers or for new products, (5) our ability to accurately estimate quarterly revenue and (6) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        QuickLogic was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power flexible semiconductor platforms that enable customers to add features to their mobile, consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support CSSPs, FPGAs, application solutions, associated design software and programming hardware. Our new product family includes ArcticLink, PolarPro, Eclipse II and QuickPCI II; our mature product family includes pASIC 3, QuickRAM, Eclipse, software and programming hardware and royalty revenue; our end-of-life product family includes pASIC 1, pASIC 2, QuickMIPS and V3. We develop CSSPs using our ArcticLink and PolarPro solution platforms.

        CSSPs are customer specific complete solutions that include our silicon solution platform, PSBs, custom logic and software drivers. Our ArcticLink and PolarPro solution platforms are standard silicon products and must be programmed to be effective in a system. Our proven system blocks range from intellectual property which improves video images to IP which implement commonly used mobile system interfaces, such as SDIO or USB 2.0 OTG. We provide complete solutions by selecting the appropriate solution platform and PSBs, providing custom logic, integrating logic, programming the device and providing software drivers required for the customers' application.

        CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific low power application markets that have similar differentiated IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for either of two primary reasons. Market leading companies seek to develop product platforms from which several products can be introduced. For example, multimedia phone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These manufacturers value our ability to provide a range of products from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

        Consumer products are a strong driver for semiconductor sales, and the needs of the consumer market have a unique set of requirements. One important trend in the consumer market is towards mobile, handheld devices. The market for mobile, handheld devices is large. In 2007, 1.1 billion cellular phones, ranging from multimedia to ultra low cost phones, were sold. Important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in the industrial, medical and military markets.

        In addition to CSSPs, we sell products to industrial, military and other customers who do their own selection and integration of IP cores and add software drivers to their application. We market FPGAs, IP cores and software drivers to these customers, who value the low power consumption, reduced development risk through the use of proven IP cores, fast time-to-market, high IP security, instant-on and reliability of our devices.

        This range of offerings allows customers to acquire a solution tailored for their needs. Mobile product OEMs and ODMs tend to prefer a complete solution, and purchase CSSPs. Other customers with proprietary IP requirements, choose to purchase our FPGAs or ArcticLink solution platforms and utilize our IP cores as appropriate. Whether a customer uses our CSSPs as a complete solution, or proven IP cores with our FPGAs, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption, reduce their development risk and total cost of ownership, and add features or performance to their embedded applications.

        Our CSSPs and the rest of our product offerings are based on our patented ViaLink metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than competitors' products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports higher signal speed and low power consumption.

Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides an efficient connection between the Application Specific Standard Product, or ASSP, and the FPGA portions of CSSPs.

        We believe that the underlying attributes of our ViaLink Technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

        Our CSSPs provide:

  •
  Complete Flexible Solutions—we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet changing market conditions;

  •
  Platform Design Capability—we partner with customers to develop a range of solutions from a single hardware platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric;

  •
  Reduced Design Expense and Risk—we provide PSBs addressing a range of video, network, storage and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

  •
  Small Form Factor—we manufacture single chip solutions in packages as small as 5x5 millimeters, or even in known good die configuration;

  •
  Energy Efficiency—our ViaLink technology is the lowest power consumption full featured programmable logic technology on the market today, allowing the time-to-market and time-in-market advantages of programmable logic for differentiated mobile products;

  •
  Low Total Cost of Ownership—CSSPs reduce time-to-market and lower the risk and expense associated with new product development. In platform designs these savings are leveraged over several products. The flexible nature of CSSPs enables new features in existing designs, which can be used to extend time-in-market and delay the cost of new product development. In addition, CSSPs often reduce BOM costs by combining the function of several ASSPs into one cost effective device; a simplified BOM also leads to lower PCB costs;

  •
  Instant-on—our products are live at power up because ViaLink based products require no configuration bit stream;

  •
  High Reliability—ViaLink based products do not rely on a SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

  •
  Unmatched IP Security—our ViaLink technology makes it virtually impossible to clone or reverse engineer designs implemented in our programmable fabric.

        We offer a range of CSSPs built on our PolarPro and ArcticLink solutions platforms. Our PolarPro architecture provides low power consumption and a cost effective device for pure digital applications. CSSPs developed using our PolarPro solution implement PSBs and custom logic in programmable fabric. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

        We started shipping CSSPs based on our ArcticLink architecture in 2007. ArcticLink solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These customers value our solution platforms, since the programmable fabric can be used to introduce a range of products from a single platform design.

        The low power consumption, high performance, small form factor and fast time-to-market of our solutions are ideal for power sensitive mobile applications that need to efficiently integrate video, storage, networking and/or graphics capabilities. These products are being designed into applications for markets and customers that are new to us.

        We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

  •
  Cellular—including multimedia and smartphones;

  •
  Consumer Electronics—including PMPs, PNDs, and wireless hard disk drives or wireless storage devices; and

  •
  Computing—UMPCs, MIDS, industrial PDAs, handheld POS terminals and broadband data cards.

        Examples of how existing and potential customers benefit from CSSPs are:

  •
  Multimedia Phones—we have been marketing our recently announced Visual Enhancement Engine, or VEE, a proven system block built upon an IP core we licensed, to enable improved video image, color, contrast and resolution with longer battery life;

  •
  Smartphones—where our solutions enable the simultaneous display of video on the handset and an external display;

  •
  Personal Navigation Devices—where our solutions allow the incorporation of the latest storage technology, managed NAND, and access to the latest high capacity SD cards and SDIO based peripherals;

  •
  Portable Media Players—where our solutions allow a processor to access and efficiently control a micro hard disk drive;

  •
  Wireless Hard Disk Drives—where our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life;

  •
  Handheld POS Terminals—where our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity; and

  •
  Cellular Data Cards—where our solutions provide the lowest power interface between a cellular radio and a laptop card slot.

        Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

        In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We partner with companies that are experts in certain technologies. For instance, we licensed elements of our Visual Enhancement Engine from Apical Limited, a U.K. company that markets enhanced video image capability to companies such as Nikon, Olympus and Sony Ericsson. We also work with processor manufacturers, such as Marvell Technology Group Ltd. and Analog Devices, Inc., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

Critical Accounting Policies and Estimates

        The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial condition.

Revenue Recognition

        We supply standard products which must be programmed before they can be used in an application. Our products may be programmed by the Company, distributors, end customers or third parties. Once programmed, our parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

        We generally recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

        Revenue is recognized upon shipment of both programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred.

        We also sell to distributors under agreements that allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories.

        Because programmed parts can only be used by a specific customer, it is our practice to agree upon any price adjustments with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return on programmed parts. We also sell certain unprogrammed end-of-life products to distributors at a fixed price, and distributors are not allowed any future price adjustments and have no rights of return on these unprogrammed end-of-life parts. Accordingly, revenue is recognized upon shipment to a distributor since title and risk of ownership have transferred to the distributor, the price is fixed, no right of return exists and collection of the resulting receivable is reasonably assured.

        Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventories. Accordingly, revenue associated with unprogrammed parts, other than the end-of-life products described above, is deferred until resale to the end customer. Deferred income on shipments to distributors reflects the amount of gross margin expected to be realized when distributors sell through these products purchased from us.

        Revenue from sales to distributor represents a significant portion of our revenue. The percentage of sales derived through distributors was 57%, 52% and 65% in 2007, 2006 and 2005, respectively. Two distributors accounted for more than 10% of our revenue in 2007, 2006 and 2005. Avnet, Inc. accounted for 23%, 26% and 22% of our revenue in 2007, 2006 and 2005, respectively. Future Electronics accounted for 15%, 11% and 19% of our revenue in 2007, 2006 and 2005, respectively.

        Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventories on hand. Reported distributor inventories on hand are reconciled to deferred revenue balances monthly.

        Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company's revenue for fiscal years 2007, 2006 and 2005.

Valuation of Inventories

        Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. We routinely evaluate quantities and values of our inventories in light of current market conditions and market trends and record reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of our customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. During 2007, we recorded inventory related charges totaling $3.9 million, or 11.5% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and the cost of revenue was reduced by $1.3 million, or 3.8% of revenue, through the sale of previously reserved inventories.

        Our semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Estimating Allowance for Doubtful Accounts

        We estimate uncollectible accounts receivable at each reporting period, which could have a material effect on our reported accounts receivable balance and operating expenses. Specifically, we analyze our aging of accounts receivable taking into consideration our bad debt history, customer payment history, customer concentration, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.6 million, net of the allowance for doubtful accounts of $194,000, as of the end of 2007.

Valuation of Investments

        At December 30, 2007, we held 1,344,543 available-for-sale Tower ordinary shares valued at approximately $1.9 million, of which approximately $1.3 million was recorded as a short-term investment. These Tower shares had an unrealized gain of $350,000 recorded in accumulated other comprehensive income, representing the difference between their carrying value per share and $1.43 per share, their market value on the last trading day of the reporting period. Our investment is marked to market on our balance sheet at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the available-for-sale shares changes during a reporting period, we increase or decrease the value of the shares and record a corresponding accumulated other comprehensive gain or loss in the equity section of the balance sheets. If the market value of the shares were to decline below the carrying value and if the decline is determined to be "other than temporary," we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares.

        The Tower shares which we purchased in 2001 and 2002 were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be "other than temporary" by $13.7 million between 2001 and 2005. This determination included factors such as market value and the period of time that the market value had been below the carrying value. After these write-downs, the carrying value of the Tower shares was $1.17 per share.

        A 10% decline in the market value of the Tower shares would have approximately a $190,000 effect on the market value of the shares and would reduce accumulated other comprehensive income by this amount.

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

        During 2007, 2006 and 2005, we wrote-off equipment with a net book value of $168,000, $34,000 and $66,000, respectively, related to assets identified as having no future value to our operations.

Stock-Based Compensation

        We account for stock-based compensation under the provisions of SFAS 123(R) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant require judgment. We use the Black-Scholes option pricing model, or Black-Scholes, to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of SFAS 123(R). This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected life. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSA and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 12 of our consolidated financial statements.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $51.4 million as of the end of 2007. We have also recorded a valuation allowance of $51.4 million as of the end of 2007 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2008 for federal and state purposes.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109," or FIN 48. We did not recognize material additional liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Estimating Accrued Liabilities

        We review our accounts payable and accrued liabilities at the end of each reporting period, and accrue liabilities as appropriate. During this analysis we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and other employee related commitments, historic spending, budgeted spending and anticipated changes in the cost of services.

Results of Operations

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	56.4	50.8	37.6

Gross profit	43.6	49.2	62.4
Operating expenses:
Research and development	27.7	26.7	20.0
Selling, general and administrative	49.9	51.7	34.9

Income (loss) from operations	(34.0)	(29.2)	7.5
Write-down of marketable securities	—	—	(3.0)
Interest expense	(0.8)	(0.9)	(0.4)
Interest income and other, net	2.6	3.9	1.1

Income (loss) before income taxes	(32.2)	(26.2)	5.2
Provision for income taxes	0.2	0.2	0.3

Net income (loss)	(32.4)%	(26.4)%	4.9%

	Fiscal Years
	2007	2006	2005
Revenue by product family(1) (in thousands):
New products	$6,347	$6,547	$1,942
Mature products	16,585	17,460	19,175
End-of-life products	11,485	10,917	27,142

Total revenue	$34,417	$34,924	$48,259

(1)
In fiscal 2007, we changed the classification and definition of our product families and have restated prior periods to conform to the new definitions. New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products. Mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products. In prior periods, revenue was reported in the following categories: mature products, embedded standard products, advanced embedded standard products and royalty. The mature products included pASIC 1, pASIC 2 and pASIC 3 products. Embedded standard products included QuickRAM, QuickPCI, QuickDSP, QuickFC and V3 products. Advanced embedded standard products included Eclipse, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products, as well as programming hardware and software.

Comparison of Fiscal Years 2007 and 2006

        Revenue.    Our revenue for 2007 was $34.4 million, representing a decline of approximately $510,000, or 1%, from revenue of $34.9 million in 2006. Our mature product revenue declined by $880,000 due primarily to lower customer demand for our pASIC 3 products. Our new product revenue declined by $200,000. We had a significant decline in revenue from one new product customer due to the late stage of its product life cycle. This European customer, purchasing Eclipse II product for use in cellular data cards, accounted for 1% and 14% of revenue in 2007 and 2006, respectively. Growth in revenue from other new product customers nearly offset this decline. Our end-of-life product revenue increased by $570,000 due to higher demand for our V3 and QuickPCI products as a result of their announced end-of-life in 2007. This increase was offset by lower demand for our pASIC 1 and pASIC 2 products.

        Our decision to end-of-life our pASIC 1, pASIC 2 and V3 products has been driven by our suppliers. Our foundry agreement with the supplier that fabricated our pASIC 1 and pASIC 2 products expired at the end of 2005, and we announced an end-of-life for these products in 2004. In January 2007, we announced the end-of-life for our V3 products, primarily due to the loss of manufacturing capacity for these products, and asked our customers to take delivery of lifetime buy orders before the end of 2007. We announced additional end-of-life products in 2007 as a result of our decision to focus on customers in the handheld mobile and military markets. In the second quarter of 2007, we announced the end-of-life of our QuickPCI products, due to assembly capacity considerations and asked customers to take delivery of lifetime buy orders before the end of 2007. In the fourth quarter of 2007, we announced the end-of-life of our QuickMIPS products, due to a small customer base and asked customers to take delivery of these products between now and the first half of 2008. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate significantly on a sequential basis.

        We currently expect that revenue from end-of-life products, which was $3.1 million, or 28% of revenue, in the fourth quarter of 2007, will be less than 10% of our revenue by the third quarter of 2008. We had high demand for end-of-life products in the fourth quarter of 2007. However, based in part on supply constraints and in part on customer feedback regarding the required timing of end-of-life shipments, approximately $2.4 million of this demand will be met in the first or second quarter of 2008. We expect to receive additional orders for these products in 2008.

        The following is a breakdown of end-of-life product revenue (in thousands):

	Fiscal Years
	2007	2006
pASIC 1 and pASIC 2	$2,028	$5,755
V3	4,214	2,212
QuickPCI	4,150	2,380
QuickMIPS	1,093	570

Total end-of-life revenue	$11,485	$10,917

        In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially revenue from CSSPs designed using our ArcticLink and PolarPro solution platforms and the development of additional new products and CSSPs.

        We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and IDE. Our industry is characterized by intense price competition and by lower prices as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our average selling price and gross profit as a percentage of revenue.

        Gross Profit.    Gross profit was $15.0 million and $17.2 million in 2007 and 2006, respectively, which was 43.6% and 49.2% of revenue for those periods. The $2.2 million decline in gross profit in 2007 was primarily due to increased inventory related charges of $1.1 million, primarily for excess quantities and lower of cost or market, and higher unabsorbed overhead of approximately $900,000. The sale of previously reserved inventories reduced our cost of revenue by $1.3 million and $820,000 in

2007 and 2006, respectively. The larger benefit from the sale of previously reserved inventories was offset by higher other charges.

        Research and Development Expense.    Research and development expense was $9.5 million and $9.3 million in 2007 and 2006, respectively, which represented 27.7% and 26.7% of revenue for those periods. The increase in expense of approximately $210,000 was primarily due to higher project specific expenses, rather than compensation or other charges. We believe that continued or increased investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect that these development efforts will allow us to expand our product offering and provide additional value to our customers and stockholders.

        Selling, General and Administrative Expense.    Selling, general and administrative, or SG&A, expense was $17.2 million and $18.1 million in 2007 and 2006, respectively, which represented 49.9% and 51.7% of revenue for those periods. The decrease of $900,000 in SG&A expense was primarily due to a $1.1 million decrease in administrative expenses, primarily in legal and consulting expenses. Expenses incurred in 2006 included higher charges associated with our internal review of stock option granting and related accounting practices and expenses for the defense of our intellectual property. The decrease in administrative expenses was partially offset by a $200,000 increase in marketing expenses primarily due to an increase in compensation expenses for new personnel.

        Interest Expense.    Interest expense decreased to $280,000 in 2007 as compared to $329,000 in 2006. This $49,000 decrease was primarily due to lower average outstanding debt and capital lease balances and lower interest rates.

        Interest Income and Other, Net.    Interest income and other, net, consists primarily of interest income, foreign exchange gains and losses, and other tax expense. Interest income and other, net, decreased to income of $894,000 in 2007 as compared to income of $1.4 million in 2006. The $472,000 decrease in interest income and other, net is primarily due to lower interest income received as a result of lower average cash balances and lower interest rates.

        Provision for Income Taxes.    We recorded a provision for income taxes of $75,000 and $71,000 in 2007 and 2006, respectively. The provision for income taxes in both years consists primarily of income taxes on foreign operations due to our reported net loss in the United States. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods. Effective January 1, 2007, we adopted FIN 48. We did not recognize material additional liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

        As of the end of 2007, we had net operating loss carryforwards for federal and state tax purposes of approximately $91.5 million and $30.9 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2008 for federal and state purposes.

        Stock-Based Compensation.    For 2007 and 2006, stock-based compensation totaled $1.7 million and $1.4 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2007	2006
Cost of revenue	$229	$183
Research and development	376	368
Selling, general and administrative	1,099	894

Total	$1,704	$1,445

        The amount of stock-based compensation included in inventories at the end of 2007 and 2006 was not material.

Comparison of Fiscal Years 2006 and 2005

        Revenue.    Our revenue for 2006 was $34.9 million, representing a decline of $13.3 million, or 27.6%, from revenue of $48.3 million in 2005. Our end-of-life product revenue declined by $16.2 million, primarily as a result of a $15.3 million decline in pASIC 1 and pASIC 2 product revenue due to their end-of-life and a $1.4 million decline in V3 product revenue due to the life cycle of the applications that use these devices. These declines were partially offset by a $450,000 increase in QuickMIPs and QuickPCI product revenue. Our mature product revenue declined by $1.7 million, primarily due to lower demand for our QuickRAM and Eclipse products, which were partially offset by an increase in royalty revenue of $654,000 and an increase in pASIC 3 revenue due to higher demand and customers migrating designs from pASIC 2 products to pASIC 3 products. These declines were partially offset by an increase in our new product revenue of $4.6 million, primarily due to higher demand for our Eclipse II products from a European telecommunications customer purchasing our devices through a contract manufacturer.

        Gross Profit.    Gross profit was $17.2 million and $30.1 million in 2006 and 2005, respectively, which was 49.2% and 62.4% of revenue for those periods. The $13.0 million decline in gross profit in 2006 was primarily due to: (1) lower revenue and change in product mix, which contributed approximately $11.2 million of this decline; (2) increased inventory reserves of $2.4 million, primarily for excess quantities; and (3) higher unabsorbed overhead of approximately $220,000, as a result of lower production volumes. These effects were partially offset by royalty revenue, lower variances and lower other cost of revenue. The sale of previously reserved inventories reduced our cost of revenue by $820,000 and $1.0 million in 2006 and 2005, respectively.

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

        Selling, General and Administrative Expense.    Selling, general and administrative expense was $18.1 million and $16.9 million in 2006 and 2005, respectively, which represented 51.7% and 34.9% of revenue for those periods. The increase of $1.2 million in 2006 was primarily due to: 1) $894,000 of stock-based compensation charges in accordance with SFAS 123(R); 2) $540,000 of expenses associated with our review of stock option granting and related accounting practices; 3) $480,000 of higher legal expenses incurred to defend our intellectual property; and 4) $270,000 of higher bad debt expense in 2006 as compared to 2005. These increases were partially offset by: 1) $690,000 of lower cash compensation expenses, primarily as a result of lower incentives due to our 2006 performance under our incentive compensation plan; and 2) $350,000 of lower commissions to independent representatives as a result of lower revenues.

        Write-down of Marketable Securities.    In the second quarter of 2005, we determined that our investment in Tower stock had suffered a decline in value that was determined to be "other than temporary" and recorded impairment charges of $1.5 million. The impairment charge was recorded for the difference between our carrying value and the quoted market price of the stock on the last trading day of the reporting period. There was no impairment charge on Tower stock in 2006 as the market value of our investment was higher than the carrying value during this period.

        Interest Expense.    Interest expense increased to $329,000 in 2006 as compared to $189,000 in 2005. This $140,000 increase was primarily due to higher average outstanding debt and capital lease balances and higher interest rates.

        Interest Income and Other, Net.    Interest income and other, net, consists primarily of interest income, foreign exchange gains and losses, and other tax expense. Interest income and other, net, increased to income of $1.4 million in 2006 as compared to income of $542,000 in 2005. The $824,000 increase in interest income and other, net is primarily due to increased interest income received as a result of higher interest rates, lower foreign exchange rate losses and lower other tax expenses.

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

        Stock-Based Compensation.    For 2006 and 2005, stock-based compensation totaled $1.4 million and zero, respectively.

Liquidity and Capital Resources

        We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of the end of fiscal 2007, our principal sources of liquidity consisted of our cash and cash equivalents of $20.9 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $870,000, and our investment in Tower with a market value of approximately $1.9 million. We intend to hold 450,000 of these shares, valued at $640,000 as of the end of fiscal 2007, in order to obtain favorable wafer pricing from Tower. The fair value of cash equivalents is based on the market price of investment funds with active secondary and resale markets.

        As of the end of fiscal 2007, our interest-bearing debt consisted of $3.3 million outstanding from Silicon Valley Bank and $1.7 million outstanding under capital leases. Our accumulated deficit was $138.7 million as of the end of 2007. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $3.0 million in the next twelve months.

        In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. Advances under the equipment line of credit are repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008. Future advances against the equipment line of credit will be repaid in 36 equal monthly installments. As of the end of 2007, we had no balances outstanding under the revolving line of credit, $3.3 million outstanding under the current and previous equipment lines of credit and $870,000 available to be drawn against future equipment purchases. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of the end of 2007.

Net Cash from Operating Activities

        In 2007, net cash used for operating activities was $2.7 million and resulted from a net loss of $11.1 million, which included $10.0 million of non-cash charges. These non-cash charges included reserves for inventories, primarily for excess quantities, in the amount of $3.9 million, depreciation and amortization of $2.9 million, stock-based compensation of $1.7 million and a decrease in wafer credits of $1.1 million. In addition, changes in working capital accounts used cash of $1.6 million as a result of a decrease in deferred income and royalty revenue of $1.2 million, increased inventories of $647,000 due to the purchase of new product wafers for future orders at potentially high volume customers, a decrease in accrued liabilities of $234,000 and a decrease in accounts payable of $233,000 due to the timing of expenditures and purchase of inventories at the end of 2007. These cash uses were partially offset by a decrease in other assets of $753,000.

        In 2006, net cash used for operating activities was $4.1 million and resulted from a net loss of $9.2 million, which included $8.2 million of non-cash charges. These non-cash charges included depreciation and amortization of $3.1 million, reserves for excess and obsolete inventories in the amount of $2.8 million, stock-based compensation of $1.4 million and the utilization of wafer credits of $593,000. In addition, changes in working capital accounts used cash of $3.1 million as a result of increased inventories of $4.1 million due to the purchase of new product wafers at favorable prices in anticipation of future orders at potentially high volume customers, a decrease in accrued liabilities of $972,000 due primarily to employee related accruals, a decrease in deferred income and royalty revenue of $922,000 and an increase in other assets of $687,000 due to payments under an agreement to secure back-end manufacturing capacity. These cash uses were partially offset by a decrease in accounts receivable of $2.5 million due to lower shipments during the last quarter of 2006 as compared to the last quarter of 2005 and an increase in accounts payable of $1.0 million due to the timing of expenditures at the end of each period and purchases of new product wafers at the end of 2006.

        In 2005, net cash provided by operating activities was $5.7 million and resulted from net income of $2.4 million, which included $5.0 million of non-cash charges. These non-cash charges included depreciation and amortization of $2.6 million, a $1.5 million write-down of marketable securities related to the decline in market value of our Tower shares, and reserves for excess and obsolete inventories in the amount of $406,000. In addition, changes in working capital accounts used cash of $1.7 million as a result of increased inventories of $1.5 million due to the purchase of new product die and an increase in work-in-process inventory to fulfill customer demand, a $889,000 increase in accounts receivable due to a higher proportion of OEM shipments during the last quarter of 2005 and a decrease in accounts payable of $781,000 due to the timing of expenditures and purchases of inventories at the at the end of each period. These cash uses were partially offset by higher accrued liabilities of $923,000 due primarily to employee related accruals, lower other assets of $376,000 due primarily to lower prepaid maintenance and insurance expenses, and higher deferred income and royalty revenue of $211,000.

Net Cash from Investing Activities

        In 2007, 2006 and 2005, net cash used for investing activities was $2.2 million, $2.2 million and $1.8 million, respectively, and resulted primarily from capital expenditures for software and equipment to develop and produce our new products.

Net Cash from Financing Activities

        In 2007, net cash provided by financing activities was $1.2 million. The primary source of these funds was $2.1 million in proceeds from borrowings under our equipment line of credit and $1.5 million of proceeds related to the issuance of common shares to employees under our equity plans, partially offset by scheduled repayments of $2.4 million under the terms of our debt and capital lease obligations.

        In 2006, net cash provided by financing activities was $2.6 million. The primary source of these funds was $2.6 million of proceeds related to the issuance of common shares to employees under our equity plans and $2.5 million in proceeds from borrowings under our equipment line of credit, partially offset by scheduled repayments of $2.4 million under the terms of our debt and capital lease obligations.

        In 2005, net cash used for financing activities was $535,000. The primary use of these funds was to reduce our long-term and revolving debt, net of new borrowings, by $3.9 million. This was partially offset by $3.3 million of proceeds related to the issuance of common shares to employees under our equity plans.

        We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $3.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our "Risk Factors" section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations and commercial commitments as of the end of 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,163	$822	$341	$—
Wafer purchases(1)	4,330	4,330	—	—
Other purchase commitments	4,359	4,359	—	—

Total contractual cash obligations	9,852	9,511	341	—

Other commercial commitments(2):
Notes payable to bank	3,278	1,504	1,774	—
Capital lease obligations	1,746	993	753	—

Total commercial commitments	5,024	2,497	2,527	—

Total contractual obligations and commercial commitments(3)	$14,876	$12,008	$2,868	$—

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $4.3 million include both firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2007.

(2)
Other commercial commitments are included as liabilities on our balance sheets as of the end of 2007.

(3)
Does not include unrecognized tax benefits of $54,000 as of the end of 2007.

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

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

        In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-3. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as assets and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered and is effective for fiscal years beginning after December 15, 2007. Prior to adoption, we recognized these non-refundable advance payments as an expense upon payment. We are currently evaluating the impact that EITF 07-3 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

        In September 2006, FASB SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

        All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 25%, 22% and 25% of total operating expenses in 2007, 2006 and 2005, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $740,000 in 2007.

Equity Price Risk

        Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower's ordinary shares trade on the Nasdaq Global Market under the symbol "TSEM". Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording "accumulated other comprehensive income (loss)" in the equity section of the balance sheet. An "other than temporary" decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an "other than temporary" decline in their market value by $13.7 million between 2001 and 2005. The determination that the decline in market value was "other than temporary" included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value fluctuation of 10% would have a $190,000 impact on accumulated other comprehensive income as December 30, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 30, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California
March 11, 2008

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2007	2006	2005
Revenue	$34,417	$34,924	$48,259
Cost of revenue	19,410	17,739	18,124

Gross profit	15,007	17,185	30,135
Operating expenses:
Research and development	9,517	9,303	9,648
Selling, general and administrative	17,163	18,062	16,855

Income (loss) from operations	(11,673)	(10,180)	3,632
Write-down of marketable securities	—	—	(1,466)
Interest expense	(280)	(329)	(189)
Interest income and other, net	894	1,366	542

Income (loss) before income taxes	(11,059)	(9,143)	2,519
Provision for income taxes	75	71	169

Net income (loss)	$(11,134)	$(9,214)	$2,350

Net income (loss) per share:
Basic	$(0.38)	$(0.32)	$0.09

Diluted	$(0.38)	$(0.32)	$0.08

Weighted average shares:
Basic	29,041	28,485	26,954

Diluted	29,041	28,485	28,039

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,868	$24,621
Short-term investment in Tower Semiconductor Ltd.	1,279	1,530
Accounts receivable, net of allowances for doubtful accounts of $194 and $861, respectively	2,634	2,839
Inventories	5,770	9,064
Other current assets	1,607	1,894

Total current assets	32,158	39,948
Property and equipment, net	5,877	5,480
Investment in Tower Semiconductor Ltd.	644	769
Other assets	2,745	4,038

TOTAL ASSETS	$41,424	$50,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$4,207	$4,383
Accrued liabilities	2,228	2,462
Deferred income on shipments to distributors	516	1,152
Deferred royalty revenue	431	960
Current portion of debt and capital lease obligations	2,497	2,292

Total current liabilities	9,879	11,249

Long-term liabilities:
Debt and capital lease obligations, less current portion	2,527	1,618

Total liabilities	12,406	12,867

Commitments and contingencies (see Notes 15 and 16)
Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,390 and 28,680 shares issued and outstanding, respectively	29	29
Additional paid-in capital	167,298	164,138
Accumulated other comprehensive income	350	726
Accumulated deficit	(138,659)	(127,525)

Total stockholders' equity	29,018	37,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,424	$50,235

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock at Par Value
				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 2, 2005	26,313	$26	$155,837	$—	$(119,697)	$36,166
Common stock issued under stock plans and employee stock purchase plans	1,583	2	3,342	—	—	3,344
Unrealized gain on available-for-sale securities	—	—	—	377	—	377
Net income	—	—	—	—	2,350	2,350

Balance at January 1, 2006	27,896	28	159,179	377	(117,347)	42,237
SAB 108 adjustment (see Note 3)	—	—	964	—	(964)	—

Balance at January 2, 2006	27,896	28	160,143	377	(118,311)	42,237
Common stock issued under stock plans and employee stock purchase plans	784	1	2,550	—	—	2,551
Unrealized gain on available-for-sale securities	—	—	—	349	—	349
Stock-based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	—	(9,214)	(9,214)

Balance at December 31, 2006	28,680	29	164,138	726	(127,525)	37,368
Common stock issued under stock plans and employee stock purchase plans	710	—	1,456	—	—	1,456
Unrealized loss on available-for-sale securities	—	—	—	(376)	—	(376)
Stock-based compensation	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(11,134)	(11,134)

Balance at December 30, 2007	29,390	$29	$167,298	$350	$(138,659)	$29,018

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(11,134)	$(9,214)	$2,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,946	3,122	2,637
(Gain) loss on disposal of property and equipment	(95)	(63)	7
Stock-based compensation	1,704	1,445	—
Decrease in wafer credits from Tower Semiconductor Ltd.	1,083	593	274
Write-down of inventories	3,941	2,847	406
Write-down of marketable securities	—	—	1,466
Write-off of equipment	168	34	66
Bad debt expense	235	246	119
Changes in assets and liabilities:
Accounts receivable	(30)	2,471	(889)
Inventories	(647)	(4,081)	(1,495)
Other assets	753	(687)	376
Trade payables	(233)	1,045	(781)
Accrued liabilities	(234)	(972)	923
Deferred income and royalty revenue	(1,165)	(922)	211

Net cash provided by (used for) operating activities	(2,708)	(4,136)	5,670

Cash flows from investing activities:
Capital expenditures for property and equipment	(2,290)	(2,261)	(1,766)
Proceeds from sale of equipment	95	95	—

Net cash used for investing activities	(2,195)	(2,166)	(1,766)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,378)	(2,401)	(2,429)
Proceeds from debt obligations	2,072	2,490	550
Net change in revolving line of credit	—	—	(2,000)
Proceeds from issuance of common stock	1,456	2,551	3,344

Net cash provided by (used for) financing activities	1,150	2,640	(535)

Net increase (decrease) in cash and cash equivalents	(3,753)	(3,662)	3,369
Cash and cash equivalents at beginning of period	24,621	28,283	24,914

Cash and cash equivalents at end of period	$20,868	$24,621	$28,283

Supplemental disclosures of cash flow information:
Interest paid	$288	$302	$196

Income taxes paid	$175	$53	$32

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$1,420	$868	$1,510

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Years
	2007	2006	2005
Net income (loss)	$(11,134)	$(9,214)	$2,350
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(376)	349	377

Total comprehensive income (loss)	$(11,510)	$(8,865)	$2,727

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

        QuickLogic Corporation ("QuickLogic" or the "Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add features to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products ("CSSPs"), Field Programmable Gate Arrays ("FPGAs"), application solutions, associated design software and programming hardware.

        QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. The fiscal years 2007, 2006 and 2005 ended on December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company's financial position, results of operation or cash flows for any of the periods presented.

Liquidity

        The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit, market acceptance of existing and new products including ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. ("Tower") and equity in the Company, the issuance and exercise of stock options, the terms of and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Use of Estimates

        The preparation of these consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

Reclassifications

        For presentation purposes, certain amounts in prior period financial statements, referred to in these financial statements, have been reclassified to conform to the reporting in current period financial statements.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-Term Investments

        All highly liquid investments purchased with a remaining maturity of ninety days or less are considered cash equivalents. The Company's investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company's investment portfolio consists of money market funds, which are precluded from investing in auction rate securities. These funds invest in U.S. government obligations and repurchase agreements secured by U.S. Treasury obligations and U.S. government agency obligations. The fair value of this portfolio is based on market prices for securities with active secondary and resale markets.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments as of the end of 2007 and 2006, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short term nature of these financial instruments.

Foreign Currency Transactions

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 25%, 22% and 25% of total operating expenses in 2007, 2006 and 2005, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

        Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, the stage in the product life

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cycle of its customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on the Company's gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. During 2007, the Company recorded inventory related charges totaling $3.9 million, or 11.5% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and cost of revenue was reduced by $1.3 million, or 3.8% of revenue, through the sale of previously reserved inventories.

        The Company's semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new CSSPs and products, the Company believes its product life cycle will be shorter and increase the potential for obsolescence. The Company also regularly reviews the cost of inventories against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on the Company's gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

        The Company supplies standard products which must be programmed before they can be used in an application. The Company's products may be programmed by the Company, distributors, end customers or third parties. Once programmed, the Company's parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

        The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

        Revenue is recognized upon shipment of both programmed and unprogrammed parts to original equipment manufacturer ("OEM") customers, provided that legal title and risk of ownership have transferred.

        The Company also sells to distributors under agreements that allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories.

        Because programmed parts can only be used by a specific customer, it is the Company's practice to agree upon any price adjustments with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return on programmed parts. The Company also sells certain unprogrammed end-of-life products to distributors at a fixed price, and distributors are not allowed any future price adjustments and have no rights of return on these unprogrammed end-of-life parts. Accordingly, revenue is recognized upon shipment to a distributor since title and risk of ownership have transferred to the distributor, the price is fixed, no right of return exists and collection of the resulting receivable is reasonably assured.

        Unprogrammed parts shipped to distributors may be used by multiple end customers and distributors may have certain return and price adjustment privileges on unsold inventories. Accordingly, revenue associated with unprogrammed parts, other than the end-of-life products described above, is deferred until resale to the end customer. Deferred income on shipments to distributors reflects the amount of gross margin expected to be realized when distributors sell through these products purchased from the Company.

        Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventories on hand. Reported distributor inventories on hand are reconciled to deferred revenue balances monthly.

        Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company's revenue for fiscal years 2007, 2006 and 2005.

Warranty Costs

        The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic's products minimizes warranty costs.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

        Costs related to advertising and promotion expenditures are charged to "Selling, general and administrative" expense as incurred. To date, costs related to advertising and promotion expenditures have not been material.

Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model ("Black-Scholes"), to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan ("ESPP"), consistent with the provisions of SFAS 123(R). The fair value of restricted stock awards ("RSAs") and restricted stock units ("RSUs") is based on the closing price of the Company's common stock on the date of grant, Equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Performance based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 12.

Concentration of Credit and Equity Risk and Suppliers

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 13 for information regarding concentrations associated with accounts receivable. The Company's investment in Tower is subject to equity risk. See Note 5 for information regarding the Company's investment in Tower.

        The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of its devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of the Company's devices. The Company generally purchases these single or limited source services through standard purchase orders or under its agreement with Tower. Because the Company relies on independent subcontractors to perform these services, it cannot directly control its product delivery schedules, costs or quality levels. The Company's future success also depends on the financial viability of its independent subcontractors. These subcontract manufacturers produce products for other companies and the Company must place orders in advance of expected delivery. As a result, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause it to have an excess or a shortage of inventories of a particular product, and its ability to respond to changes in demand is limited by these suppliers' ability to provide products with the quantity, quality, cost and timeliness that it requires. The decision not to provide these services to the Company

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or the inability to supply these services to the Company, such as in the case of a natural or financial disaster, would have a significant impact on the Company's business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and the Company may be unable to obtain adequate foundry and other capacity at acceptable prices, or experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase the Company's cost of revenue and could adversely affect its business, financial condition and results of operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) for the Company has included realized and unrealized holding gains or losses on its holdings of Tower ordinary shares. See Note 5.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS 141(R) will have on its consolidated financial statements.

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF"), Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," ("EITF 07-3"). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as assets and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered and is effective for fiscal years beginning after December 15, 2007. Prior to adoption, the Company recognized these non-refundable advance payments as an expense upon payment. The Company is currently evaluating the impact that EITF 07-3 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

NOTE 3—CUMULATIVE EFFECT ADJUSTMENT UNDER SAB 108

        In 2006, under the direction of the Audit Committee of the Board of Directors, the Company voluntarily conducted an internal review of its historical stock option granting practices and related accounting for the period from October 15, 1999, the date of the Company's initial public offering, through July 28, 2006. The review was initiated by the Audit Committee in response to media attention about stock option practices at other companies. The Company did not find any systematic or pervasive practices to account for stock options in a manner inconsistent with GAAP or its stated policies and procedures. However, based on the results of the review and analysis of the facts, the Company determined that there were certain errors committed in the process of documenting grants and accounting for stock options associated with measurement dates, grants prior to meeting the definition of an employee under GAAP, non-employee grants, modification of options and previously reported deferred stock compensation charges. A total pre-tax stock-based compensation charge of $964,000 is associated with these identified errors that should have been reported in previously issued consolidated financial statements for fiscal 2005 and earlier had they been identified in the proper period. Effective with the Company's second quarter of 2006 consolidated financial statements, the Company elected early adoption of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 was effective for fiscal years ending after November 15, 2006, and adoption was encouraged for interim periods in the year of adoption. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This accounting literature provides guidance on how to quantify the effects of prior year misstatements. The Company had quantified the errors identified as a result of its stock option review and determined these errors to be individually and in the aggregate immaterial, considering all the quantitative and qualitative factors, to all fiscal years prior to fiscal 2006 under the rollover method, the method which was historically used by the Company. However, given that the effect of correcting these errors in 2006 would cause the 2006 consolidated financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance of SAB 108 was appropriate. The Company elected early adoption of SAB 108 in relation to the results of its internal review of stock option granting practices and related accounting, and recorded the effects of applying SAB 108 using the cumulative effect transition method in the quarterly report on Form 10-Q for the second quarter of 2006. Accordingly, the Company recorded an increase to the carrying amount of the opening balance of additional paid-in capital and an offsetting entry to accumulated deficit to correct these errors. The cumulative adjustment is not recorded in the statements of operations. The impact on the previously reported accounts as of January 1, 2006, adjusted effective January 2, 2006, is as follows (in thousands):

	January 1, 2006	SAB 108 Cumulative Effect Adjustment	January 2, 2006
Additional paid-in capital	$159,179	$964	$160,143
Accumulated deficit	$(117,347)	$(964)	$(118,311)
Total stockholders' equity	$42,237	$—	$42,237

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The impact of the errors if they had been appropriately recorded in the Company's previously issued statements of operations is as follows (in thousands):

Fiscal Years	Net Income (Loss) (as previously reported)	Adjustment	Net Income (Loss) (if adjusted)
1999	$3,161	$45	$3,206
2000	9,630	(233)	9,397
2001	(26,478)	(195)	(26,673)
2002	(31,287)	(148)	(31,435)
2003	(4,719)	(118)	(4,837)
2004	(8,832)	(230)	(9,062)
2005	2,350	(85)	2,265

		$(964)

        The tax effect of the identified adjustments is not significant since the Company has a deferred tax asset with a full valuation allowance due to the Company's net operating loss carryforwards.

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

	Fiscal Years
	2007			2006			2005
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(11,134)	29,041	$(0.38)	$(9,214)	28,485	$(0.32)	$2,350	26,954	$0.09
Effect of stock options	—	—	—	—	—	—	—	1,085	(0.01)

Diluted	$(11,134)	29,041	$(0.38)	$(9,214)	28,485	$(0.32)	$2,350	28,039	$0.08

        For 2007, 8.7 million shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period. For 2006, 7.5 million shares associated with equity awards outstanding were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period. For 2005, 4.3 million shares of common stock subject to outstanding options were antidilutive and, therefore, were not included in the calculation of diluted net income per share, as the per share exercise price for such options exceeded the average trading price of the Company's common stock during the respective period.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENT IN TOWER SEMICONDUCTOR LTD.

        On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower's plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of "other than temporary" declines in market value, the carrying value of the Company's Tower ordinary shares is $1.17 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

        As of December 30, 2007, the Company held 1,344,543 available-for-sale Tower ordinary shares with an unrealized gain of $350,000 recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value per share and $1.43 per share, their market value on the last trading day of the reporting period. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive competitive product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

        The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of December 30, 2007, the prepaid wafer credits balance was $2.6 million. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—BALANCE SHEET COMPONENTS

	December 30, 2007	December 31, 2006
	(in thousands)
Inventories:
Raw materials	$199	$791
Work-in-process	4,714	7,845
Finished goods	857	428

	$5,770	$9,064

Other current assets:
Prepaid expenses	$1,371	$1,566
Other	236	328

	$1,607	$1,894

Property and equipment:
Equipment	$14,979	$13,477
Software	9,303	9,370
Furniture and fixtures	823	824
Leasehold improvements	803	803

	25,908	24,474
Accumulated depreciation and amortization	(20,031)	(18,994)

	$5,877	$5,480

Other assets:
Prepaid wafer credits	$2,551	$3,634
Other	194	404

	$2,745	$4,038

Accrued liabilities:
Employee related accruals	$1,452	$1,150
Other	776	1,312

	$2,228	$2,462

        Assets acquired under capital leases and included in property and equipment were $2.0 million and $2.1 million at the end of 2007 and 2006, respectively. During 2007, the Company retired $1.2 million of assets, with a net book value of zero, acquired under a capital lease and acquired $1.2 million of assets under a capital lease. The Company recorded accumulated depreciation on leased assets of $570,000 and $940,000 as of the end of 2007 and 2006, respectively. As of December 30, 2007 and December 31, 2006, the capital lease obligation relating to these assets was $1.7 million and $1.4 million, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—OBLIGATIONS

	December 30, 2007	December 31, 2006
	(in thousands)
Debt and capital lease obligations:
Notes payable to bank	$3,278	$2,526
Capital leases	1,746	1,384

	5,024	3,910
Current portion of debt and capital lease obligations	(2,497)	(2,292)

	$2,527	$1,618

        At December 30, 2007, future payments under the Company's obligations are as follows:

	Notes Payable to Bank	Capital Lease Obligations
	(in thousands)
Fiscal Years
2008	$1,504	$993
2009	1,132	753
2010	642	—

	$3,278	$1,746

Revolving Line of Credit and Notes Payable to Bank

        Effective June 2006, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2007. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008 and provides that future advances under the equipment line of credit be repaid in 36 equal monthly installments. Upon each draw the Company can elect an interest

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate that is fixed at the U.S. treasury yield to maturity plus four percent or that floats at the prime rate plus one percent. Terms of the various advances under the agreement are as follows (in thousands):

	Original Balance	Balance at December 30, 2007	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	—	5,000	Greater of Prime + 0.50% or 8.50%	June 28, 2008
Equipment Line of Credit:
Notes payable	1,409	10	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	384	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	898	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	442	356	n/a	Prime + 1.00%	Multiple draws maturing on or before May 2010
Notes payable	1,630	1,630	n/a	Treasury +4.00%	Multiple draws maturing on or before December 2010
Notes payable	n/a	—	870	Prime + 1.00% or Treasury +4.00%	36 months from date of advance

Total		$3,278

        The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of 2007.

        At December 30, 2007, the prime rate under the credit facility was 7.25%. The treasury rate was 3.09% at the time of the $1.6 million advance noted above. As of the end of 2007 and 2006, $1.8 million and $1.3 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases

        In December 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of the end of 2007, $1.4 million was outstanding under the capital lease, $727,000 of which was classified as a long-term obligation.

        In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of the end of 2007, $49,000 was outstanding under the capital lease, $26,000 of which was classified as a long-term obligation.

        In January 2006, the Company leased design software tools and related maintenance under a three year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset of $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of the end of 2007, $277,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

NOTE 8—DEFERRED ROYALTY REVENUE

        In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated ("Aeroflex"). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of the end of 2007 and 2006, the Company had classified as a current liability approximately $431,000 and $960,000, respectively, of deferred royalty revenue under this agreement. The Company recognized $636,000 and $654,000 of royalty revenue under the agreement in 2007 and 2006, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

        The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands):

	Fiscal Years
	2007	2006	2005
Income (loss) before income taxes:
U.S.	$(11,206)	$(9,303)	$2,470
Foreign	147	160	49

Income (loss) before income taxes	$(11,059)	$(9,143)	$2,519

Provision for income taxes:
Current:
Federal	$—	$—	$—
State	1	1	—
Foreign	27	105	96

Subtotal	28	106	96

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	47	(35)	73

Subtotal	47	(35)	73

Provision for income taxes	$75	$71	$169

        As of the end of 2007, cumulative unremitted foreign earnings of $3.4 million are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided that might be payable upon remittance of such earnings, nor is it practical to determine the amount of this liability.

        A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2007	2006	2005
Provision at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	(0.7)	(0.8)	6.7
Future benefit of deferred tax assets not recognized	(34.0)	(34.0)	(34.0)

	(0.7)%	(0.8)%	6.7%

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax balances are comprised of the following (in thousands):

	December 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforward	$31,071	$27,572
Accruals and reserves	6,030	5,949
Credit carryforward	5,560	5,503
Unrealized loss on marketable securities	5,154	5,154
Depreciation and amortization	3,277	3,720
Stock-based compensation	333	383

	51,425	48,281
Valuation allowances	(51,425)	(48,281)

Deferred tax asset	$—	$—

Deferred tax liability	$(75)	$(23)

        Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company's accumulated deficit and net tax losses in prior years, the Company has provided a full valuation allowance against the associated deferred tax assets. Accordingly, no income tax benefit was recorded in 2007, 2006 and 2005 related to net operating loss carryforwards. The Company will continue to assess the realizability of the deferred tax assets in future periods.

        As of the end of 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $91.5 million and $30.9 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2008 for federal and state purposes. Included in the net operating loss carryforward amount is $4.8 million and $3.6 million for federal and state income tax purposes, respectively, of stock option deductions that, when recognized, will result in a credit to stockholders' equity.

        As of the end of 2007, the Company has research credit carryforwards of approximately $3.3 million for federal and $3.1 million for state income tax purposes. If not utilized, the federal carryforward will expire in various amounts beginning in 2008. The California credit can be carried forward indefinitely.

        Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryforwards include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. Since inception, the Company has had cumulative changes in ownership which will limit the loss carryforward deduction under IRC Section 382. However, the Company believes that such limitations will not have a material effect on the future utilization of losses.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the implementation of FIN 48, the Company did not recognize material additional liability for unrecognized income tax benefits.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$102
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior year	(48)
Settlements	—

Unrecognized tax benefits balance at December 30, 2007	$54

        Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $54,000 as of December 30, 2007.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007 and January 1, 2007, the Company had approximately $24,000 and $9,000 of accrued interest related to uncertain tax positions, respectively.

        The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

NOTE 10—STOCKHOLDERS' EQUITY

Common and Preferred Stock

        The Company has authorized 100 million shares of common stock and has authorized, but not issued, ten million shares of undesignated preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Rights Plan

        In November 2001, the Board of Directors adopted a Rights Agreement which provides for a dividend of one Preferred Stock Purchase Right (each a "Right" and collectively, the "Rights") for each share of common stock of the Company. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of common stock, without the approval of the Board of Directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

NOTE 11—EMPLOYEE STOCK PLANS

1989 Stock Option Plan

        The 1989 Stock Option Plan (the "1989 Plan") provided for the issuance of incentive and nonqualified options for the purchase of up to 4.6 million shares of common stock. Options granted under the 1989 Plan have a term of up to ten years, and typically vest at a rate of 25% of the total

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grant per year over a four year period. In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

        The 1999 Stock Plan (the "1999 Plan") was adopted by the Board of Directors in August 1999 and was approved by the Company's stockholders in September 1999. As of the end of 2007, approximately 14.8 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company's outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. During 2007, the Company granted performance based RSUs which will vest following achievement of a 2008 quarterly revenue goal. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

        The 1999 Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in August 1999 and was approved by the Company's stockholders in September 1999. As of the end of 2007, approximately 6.1 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company's outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

        Through the purchase period ending November 2005, the ESPP contained consecutive, overlapping, twenty-four month offering periods. Each offering period included four six month purchase periods. The ESPP permitted participants to purchase shares through payroll deductions at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or the end of a purchase period.

        The Board of Directors amended the ESPP in November 2005 to provide for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

NOTE 12—STOCK-BASED COMPENSATION

        Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors, over the requisite service period.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period Prior to Adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R) in 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." The pro forma information in the following table illustrates the effect on net income (loss) and net income (loss) per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

		Fiscal Year 2005
Net income—as reported		$2,350
Less:	Stock-based compensation expense related to stock option plans determined under the fair value based method, net of tax	(3,073)
Less:	Stock-based compensation expense related to the stock purchase plan determined under the fair value based method, net of tax	(582)

Net loss—as adjusted		$(1,305)

Net income per share—as reported:
Basic		$0.09

Diluted		$0.08

Net loss per share—as adjusted:
Basic		$(0.05)

Diluted		$(0.05)

        In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company used the Black-Scholes option pricing model to value stock-based compensation awards and accounted for forfeitures as they occurred.

Impact of the Adoption of SFAS 123(R)

        Under SFAS 123(R), stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company's consolidated financial statements for 2007 and 2006 was as follows (in thousands):

	Fiscal Years
	2007	2006
Cost of revenue	$229	$183
Research and development	376	368
Selling, general and administrative	1,099	894

Total costs and expenses	$1,704	$1,445

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amount of stock-based compensation included in inventories at the end of 2007 and 2006 was not material.

        As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of forfeitures upon adoption of SFAS 123(R) was not material.

Valuation Assumptions

        SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model ("Black-Scholes"), to estimate the fair value of employee stock options and rights to purchase shares under the Company's ESPP, consistent with the provisions of SFAS 123(R). Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected life. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSAs and RSUs is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

        In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123(R) requires that the Company recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to be forfeited prior to vesting ("forfeiture rate"). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

        In November 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2007	2006	2005
Expected term (years)	5.5	5.6	3.9
Risk-free interest rate	4.05%	4.48%	3.89%
Expected volatility	60%	80%	93%
Expected dividend	—	—	—

        The methodologies for determining the above values were as follows:

  •
  Expected term:  The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

  •
  Risk-free interest rate:  The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the expected term of the Company's employee stock options.

  •
  Expected volatility:  The Company determines expected volatility based on historical volatility of the Company's common stock.

  •
  Expected dividend:  The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

        The weighted average estimated fair value for options granted during 2007, 2006 and 2005 was $2.15, $2.27 and $2.44 per option, respectively. As of the end of 2007, the fair value of unvested stock options, net of expected forfeitures, was approximately $4.7 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of approximately 3.3 years.

Stock-Based Compensation Award Activity

        The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for 2007:

Shares Available for Grant
(in thousands)
Balance at December 31, 2006	6,625
Authorized	1,434
Options granted	(1,568)
Options forfeited or expired	1,074
RSAs granted	(40)
RSUs granted	(954)
RSUs forfeited or expired	17

Balance at December 30, 2007	6,588

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

        The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for 2007, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2005	8,888	$5.48
Granted	207	3.77
Forfeited or expired	(1,539)	7.45
Exercised	(821)	2.20

Balance outstanding at January 1, 2006	6,735	5.37
Granted	1,711	3.25
Forfeited or expired	(284)	9.02
Exercised	(698)	3.07

Balance outstanding at December 31, 2006	7,464	4.97
Granted	1,568	3.84
Forfeited or expired	(1,074)	6.17
Exercised	(364)	1.93

Balance outstanding at December 30, 2007	7,594	$4.72	6.14	$2,267

Exercisable at December 30, 2007	5,028	$5.31	4.50	$1,811

Vested and expected to vest at December 30, 2007	7,025	$4.82	5.87	$2,158

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $3.34 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

        The total intrinsic value of options exercised during 2007, 2006 and 2005 was $440,000, $1.6 million and $1.3 million, respectively. Total cash received from employees as a result of employee stock option exercises during 2007, 2006 and 2005 was approximately $690,000, $2.1 million and $1.8 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.08 - $ 2.83	1,608	5.79	$2.32	1,402	$2.25
2.85 - 3.02	1,722	8.19	2.99	808	2.99
3.04 - 4.17	1,958	8.21	3.98	571	3.93
4.25 - 7.00	1,594	3.42	5.15	1,535	5.15
7.78 - 34.56	712	2.26	15.41	712	15.41

$1.08 - $34.56	7,594	6.13	$4.72	5,028	$5.31

        On December 21, 2005, the Compensation Committee of the Company's Board of Directors approved the vesting acceleration of unvested, "out-of-the-money" stock options awarded under its 1999 Stock Plan. The purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon adoption of SFAS 123(R) by approximately $380,000 and because the outstanding options were not fully achieving their original objective of incentive compensation and employee retention due to exercise prices which were in excess of the current market value. A total of 187,703 shares with exercise prices ranging from $4.08 to $8.70 were accelerated under the program. The accelerated stock options had a weighted average exercise price of $5.45. On average, the accelerated options would otherwise have completed vesting over 1.6 years from the date of acceleration.

        In the third and fourth quarters of 2006, the Company modified certain vested options held by individuals that terminated their employment with the Company during those periods. The modifications extended the post-termination exercise period of the modified options. The purpose of the modification was to offer the former employees an opportunity to exercise their vested options that otherwise would have been cancelled as a result of the black-out period imposed by the Company during its stock option review. A total of 433,301 shares with exercise prices ranging from $0.97 to $4.66 were modified, resulting in a charge of $70,000 being recorded in the consolidated statement of operations. The charges recorded in 2007 for stock-based awards that were modified were insignificant.

        Enacted in October 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions on stock awards that constitute deferred compensation. As a result of the stock option review, the Board of Directors modified in 2006 and 2007 options granted to two executive officers and 30 employees that resulted in an increase to their exercise price in order to eliminate any additional tax exposure under Section 409A and thereby maintain the incentive value of the options. The Company believes that the implications of Section 409A on grants with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004, along with potential remedial actions, is not material to its consolidated financial statements.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards and Restricted Stock Units

        The Company began issuing RSAs in the second quarter of 2007 and RSUs in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. A summary of the Company's RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	—	$—
Granted	994	3.58
Vested	(40)	3.10
Forfeited	(17)	3.60

Nonvested at December 30, 2007	937	$3.60

        As of the end of 2007, the unrecognized stock-based compensation expense related to outstanding performance based RSUs, which are not currently expected to vest, was $3.4 million. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

Employee Stock Purchase Plan

        Through the purchase period ending November 2005, the ESPP contained consecutive, overlapping, twenty-four month offering periods, and each offering period included four six month purchase periods.

        The offering period ending May 2006 under the ESPP provided that shares were purchased at 85% of the fair market value of the common stock at the end of the offering period. Accordingly, the fair value of stock-based compensation awards under the ESPP was recognized based upon employee deductions and the purchase discount, rather than using a pricing model.

        The Company cancelled the offering period ended November 2006 due to its internal review of stock option granting practices and related accounting. The offering period ending May 14, 2007 commenced on January 24, 2007, once the Company had completed its stock option review and was current with its filings as required by the Securities and Exchange Commission ("SEC") and Nasdaq. Offering periods beginning May 15, 2007 or later are standard six month offering periods. Employees participating in these offering periods purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning or the end of the offering period.

        The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company's ESPP during 2007 was $0.97 per right. The purchase discount of rights issued pursuant to the Company's ESPP during 2006 was $0.84 per right. The weighted average estimated fair value, as defined by SFAS 123, of rights issued during 2005 was $0.89 per right. Sales under the ESPP were 306,000 shares of common stock at an average price of $2.49 for 2007, 86,000 shares of common stock at an average price of $4.73 per share for 2006, and 762,000 shares of common stock at an average price of $2.02 per share for 2005.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Fiscal Years
	2007	2006	2005
Expected life (months)	5.5	—	6.0
Risk-free interest rate	4.53%	—	3.57%
Volatility	53%	—	61%
Dividend yield	—	—	—

        The methodologies for determining the above values were as follows:

  •
  Expected term:  The expected term represents the length of the purchase period contained in the ESPP.

  •
  Risk-free interest rate:  The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

  •
  Expected volatility:  The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

  •
  Expected dividend:  The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

        As of the end of 2007, the unrecognized stock-based compensation expense relating to the Company's ESPP is $160,000 and is expected to be recognized over a weighted average period of approximately 5 months.

NOTE 13—INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

        The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

        The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2007	2006	2005
Revenue by product family(1):
New products	$6,347	$6,547	$1,942
Mature products	16,585	17,460	19,175
End-of-life products	11,485	10,917	27,142

Total revenue	$34,417	$34,924	$48,259

(1)
In fiscal 2007, the Company changed the classification and definition of its product families and has restated prior periods to conform to the new definitions. New products include ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II products. Mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products. In prior periods, revenue was reported in the following categories: mature products, embedded standard products, advanced embedded standard products and royalty. The mature products included pASIC 1, pASIC 2, and pASIC 3 products. Embedded standard products included QuickRAM, QuickPCI, QuickDSP, QuickFC and V3 products. Advanced embedded standard products included Eclipse, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products, as well as programming hardware and software.

        The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2007	2006	2005
Revenue by geography:
United States	$15,096	$15,969	$24,050
Europe	6,250	11,309	11,913
Taiwan	3,710	340	334
Japan	3,260	3,177	5,852
China	1,979	2,057	1,949
Rest of North America	2,956	1,442	3,182
Rest of Asia Pacific	1,166	630	979

Total revenue	$34,417	$34,924	$48,259

        The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2007	2006	2005
Distributor "A"	23%	26%	22%
Distributor "B"	15%	11%	19%
Customer "A"	10%	13%	13%
Customer "B"	*	14%	*

*
Represents less than 10% of revenue for the period presented.

        The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 30, 2007	December 31, 2006
Distributor "A"	31%	15%
Customer "B"	*	12%
Customer "C"	22%	*
Customer "D"	*	13%
Customer "E"	*	11%

*
Represents less than 10% of accounts receivable as of the date presented.

        As of the end of 2007, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SHELF REGISTRATION STATEMENT

        On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the SEC. Under the shelf registration statement, the Company has the ability to raise up to $30.0 million, in one or more transactions, by selling common stock, preferred stock, depositary shares, or warrants. The Company has not raised any funds in connection with this filing. Under the Securities Offering Reform of 2005, the Company may offer and sell securities registered under this shelf registration statement through November 30, 2008.

NOTE 15—COMMITMENTS

        Certain of the Company's wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2007 and 2006, the Company had $4.3 million and $2.1 million, respectively, of outstanding commitments for the purchase of wafer inventory.

        The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2009. The Company has subleased a portion of its primary facilities to a tenant until March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2007, 2006 and 2005 was approximately $880,000, $850,000 and $830,000, respectively.

        Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(In thousands)
Fiscal Years
2008	$822
2009	322
2010	19
2011 and thereafter	—

$1,163

NOTE 16—LITIGATION

        On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic's initial public offering, QuickLogic and some of QuickLogic's officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic's initial and secondary public offerings and artificially high prices through "tie-in" arrangements which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic's stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amend complaints in the six test cases for class certification. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

        No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

        From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit.

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec. 30, 2007	Sept. 30, 2007	July 1, 2007	April 1, 2007	Dec. 31, 2006	Oct. 1, 2006	July 2, 2006	April 2, 2006
	(in thousands, except per share data)
Statement of Operations
Revenue	$10,745	$9,025	$8,405	$6,242	$7,744	$8,598	$9,249	$9,333
Cost of revenue(1)	5,720	4,314	3,975	5,401	4,387	5,371	4,221	3,760

Gross profit	5,025	4,711	4,430	841	3,357	3,227	5,028	5,573
Operating expenses:
Research and development	2,549	2,342	2,339	2,287	2,117	2,429	2,357	2,400
Selling, general and administrative	4,230	3,953	4,387	4,593	4,857	3,994	4,594	4,617

Loss from operations	(1,754)	(1,584)	(2,296)	(6,039)	(3,617)	(3,196)	(1,923)	(1,444)
Interest income (expense) and other, net	88	120	245	161	306	268	245	218

Loss before income taxes	(1,666)	(1,464)	(2,051)	(5,878)	(3,311)	(2,928)	(1,678)	(1,226)
Provision for income taxes	4	29	27	15	25	23	21	2

Net loss	$(1,670)	$(1,493)	$(2,078)	$(5,893)	$(3,336)	$(2,951)	$(1,699)	$(1,228)

Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.07)	$(0.20)	$(0.12)	$(0.10)	$(0.06)	$(0.04)

Diluted	$(0.06)	$(0.05)	$(0.07)	$(0.20)	$(0.12)	$(0.10)	$(0.06)	$(0.04)

Weighted average shares:
Basic	29,267	29,116	28,966	28,814	28,680	28,678	28,519	28,059

Diluted	29,267	29,116	28,966	28,814	28,680	28,678	28,519	28,059

(1)
Charges for excess inventory and other inventory reserves exceeded $1.0 million in three of the quarters presented. These charges were $2.5 million, or 39.5% of revenue for the quarter ended April 1, 2007; $1.2 million, or 15.0% of revenue for the quarter ended December 31, 2006; $1.2 million, or 14.1% of revenue for the quarter ended October 1, 2006. Total 2007 and 2006 charges for excess inventory and other inventory reserves totaled $3.9 million and $2.8 million, respectively, which represented 11.5% and 8.2% of revenue, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2007, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, cost effective internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework." Based on the results of this assessment, management (including our Chief Executive

Officer and our Chief Financial Officer) has concluded that, as of December 30, 2007, our internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing on page 62 of this Annual Report on Form 10-K.

        There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2008 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the backgrounds of our directors and officers is contained herein under Item 1, "Executive Officers and Directors."

        Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled "Board Meetings, Committees and Corporate Governance" in the Proxy Statement. A copy of our Code of Conduct and Ethics is posted on our website at www.quicklogic.com/investors.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is set forth under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is set forth under the captions "Equity Compensation Plan Summary" and "Security Ownership" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is set forth under the captions "Transactions with Related Persons" and "Board Meetings, Committees and Corporate Governance" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is set forth under the caption "Fees Billed to QuickLogic by PricewaterhouseCoopers LLP during Fiscal 2007" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements

  Reference is made to page 61 for a list of all financial statements and schedules filed as a part of this Report.

  2. Financial Statement Schedules

QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal year 2007	$861	$235	$(902)	$194
Fiscal year 2006	1,042	246	(427)	861
Fiscal year 2005	1,088	119	(165)	1,042

        All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

  3. Exhibits

  The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)
Exhibits

        The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15)	1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	1999 Employee Stock Purchase Plan.
10.7(1,15)	1989 Stock Option Plan.

10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15)	Form of Change of Control Severance Agreement.
10.14(15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as amended.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 102).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on March 12, 2007.

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.03) filed on September 4, 2007.

(15)
This exhibit is a management contract or compensatory plan or arrangement.

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2008.

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

Signature	Title	Date

/s/ E. THOMAS HART E. Thomas Hart	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2008
/s/ CARL M. MILLS Carl M. Mills	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2008
/s/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 11, 2008
/s/ ARTURO KRUEGER Arturo Krueger	Director	March 11, 2008
/s/ CHRISTINE RUSSELL Christine Russell	Director	March 11, 2008
/s/ HIDE L. TANIGAMI Hide L. Tanigami	Director	March 11, 2008
/s/ GARY H. TAUSS Gary H. Tauss	Director	March 11, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15)	1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	1999 Employee Stock Purchase Plan.
10.7(1,15)	1989 Stock Option Plan.
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15)	Form of Change of Control Severance Agreement.
10.14(15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as restated.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 102).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(3)
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

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on March 12, 2007.

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.03) filed on September 4, 2007.

(15)
This exhibit is a management contract or compensatory plan or arrangement.

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

QuickLinks

QUICKLOGIC CORPORATION TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXPLANATORY NOTE
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
QUICKLOGIC CORPORATION CONSOLIDATED BALANCE SHEETS
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
QUICKLOGIC CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
QUICKLOGIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTARY FINANCIAL DATA QUARTERLY DATA (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
QuickLogic Corporation Valuation and Qualifying Accounts
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX