Form 10-Q
period 2008-03-30
QUICKLOGIC CORPORATION
filed 2008-05-08
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of May 5, 2008, 29,433,693 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

March 30, 2008

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2008	April 1, 2007

Revenue	$11,023	$6,242
Cost of revenue	5,258	5,401
Gross profit	5,765	841
Operating expenses:
Research and development	2,821	2,287
Selling, general and administrative	4,320	4,593
Loss from operations	(1,376)	(6,039)
Interest expense	(71)	(85)
Interest income and other, net	104	246
Loss before income taxes	(1,343)	(5,878)
Provision for income taxes	34	15
Net loss	$(1,377)	$(5,893)

Net loss per share:
Basic	$(0.05)	$(0.20)
Diluted	$(0.05)	$(0.20)

Weighted average shares:
Basic	29,406	28,814
Diluted	29,406	28,814

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 30, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$19,322	$20,868
Short-term investment in Tower Semiconductor Ltd.	939	1,279
Accounts receivable, net of allowances for doubtful accounts of $154 and $194, respectively	3,709	2,634
Inventories	4,569	5,770
Other current assets	1,595	1,607
Total current assets	30,134	32,158
Property and equipment, net	5,438	5,877
Investment in Tower Semiconductor Ltd.	473	644
Other assets	2,609	2,745
TOTAL ASSETS	$38,654	$41,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,773	$4,207
Accrued liabilities	2,675	2,228
Deferred income on shipments to distributors	650	516
Deferred royalty revenue	389	431
Current portion of debt and capital lease obligations	2,353	2,497
Total current liabilities	8,840	9,879

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,969	2,527
Total liabilities	10,809	12,406

Commitments and contingencies (see Notes 13 and 14)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,416 and 29,390 shares issued and outstanding, respectively	29	29
Additional paid-in capital	168,013	167,298
Accumulated other comprehensive income (loss)	(161)	350
Accumulated deficit	(140,036)	(138,659)
Total stockholders’ equity	27,845	29,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,654	$41,424

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007

Cash flows from operating activities:
Net loss	$(1,377)	$(5,893)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	646	807
Stock-based compensation	665	381
Decrease in wafer credits from Tower Semiconductor Ltd.	113	67
Write-down of inventories	956	2,465
Bad debt expense	15	35
Changes in assets and liabilities:
Accounts receivable	(1,090)	573
Inventories	245	126
Other assets	35	203
Trade payables	(1,389)	(2,201)
Accrued liabilities	447	178
Deferred income and royalty revenue	92	441
Net cash used for operating activities	(642)	(2,818)

Cash flows from investing activities:
Capital expenditures for property and equipment	(252)	(338)
Net cash used for investing activities	(252)	(338)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(702)	(680)
Proceeds from issuance of common stock	50	335
Net cash used for financing activities	(652)	(345)

Net decrease in cash and cash equivalents	(1,546)	(3,501)
Cash and cash equivalents at beginning of period	20,868	24,621
Cash and cash equivalents at end of period	$19,322	$21,120

Supplemental disclosures of cash flow information:
Interest paid	$79	$96
Income taxes paid	$42	$19

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007

Net loss	$(1,377)	$(5,893)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(511)	—
Total comprehensive loss	$(1,888)	$(5,893)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or the “Company”) was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add features to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products (“CSSPs”), Field Programmable Gate Arrays (“FPGAs”), application solutions, associated design software and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 30, 2007. Operating results for the first quarter of 2008 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal first quarter for 2008 and 2007 ended Sunday, March 30, 2008 and April 1, 2007, respectively.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, the conversion of design opportunities into revenue, market acceptance of existing and new products including ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha and QuickLogic Software (India) Private Ltd. The Company and its subsidiaries use the U.S. dollar as its functional currency. All intercompany accounts and transactions are eliminated in consolidation.

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

Revenue recognition depends on notification from the distributor that product has been sold to the distributor’s end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventories on hand. Reported distributor inventories on hand are reconciled to deferred revenue balances monthly.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for the first quarter of 2008 and 2007.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down.

The Company’s semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new CSSPs and products, the Company believes its product life cycle will be shorter and increase the potential for obsolescence. The Company also regularly reviews the cost of inventories against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on the Company’s gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model (“Black-Scholes”) to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”), consistent with the provisions of SFAS 123(R). The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Performance based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 10.

Fair Value

Effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. See Note 8.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 24% and 23% of total operating expenses for the first quarter of 2008 and 2007, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Concentration of Credit and Equity Risk and Suppliers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 for information regarding concentrations associated with accounts receivable. The Company’s investment in Tower is subject to equity risk. See Note 4 for information regarding the Company’s investment in Tower.

The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of its devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of the Company’s devices. The Company generally purchases these single or limited source services through standard purchase orders or under its agreement with Tower. Because the Company relies on independent subcontractors to perform these services, it cannot directly control its product delivery schedules, costs or quality levels. The Company’s future success also depends on the financial viability of its independent subcontractors. These subcontract manufacturers produce products for other companies and the Company must place orders in advance of expected delivery. As a result, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause it to have an excess or a shortage of inventories of a particular product, and its ability to respond to changes in demand is limited by these suppliers’ ability to provide products with the quantity, quality, cost and timeliness that it requires. The decision not to provide these services to the Company or the inability to supply these services to the Company, such as in the case of a natural or financial disaster, would have a significant impact on the Company’s business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and the Company may be unable to obtain adequate foundry and other capacity at acceptable prices, or experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase the Company’s cost of revenue and could adversely affect its business, financial condition and results of operations.

Warranty Costs

The Company generally warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities. The one-time programmable nature of QuickLogic’s products minimizes warranty costs.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 141(R) to have a significant impact on its consolidated financial statements.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Note 3—Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2008			April 1, 2007
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(1,377)	29,406	$(0.05)	$(5,893)	28,814	$(0.20)
Effect of stock-based awards	—	—	—	—	—	—
Diluted	$(1,377)	29,406	$(0.05)	$(5,893)	28,814	$(0.20)

For the first quarter of 2008 and 2007, 8.7 million and 7.0 million shares, respectively, associated with stock-based awards outstanding and the estimated number of shares to be purchased under the offering period of the ESPP were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of “other than temporary” declines in market value, the carrying value of the Company’s Tower ordinary shares is $1.17 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

As of March 30, 2008, the Company held 1,344,543 available-for-sale Tower ordinary shares with an unrealized loss of $161,000 recorded in accumulated other comprehensive loss on the balance sheet, representing the difference between the carrying value per share and $1.05 per share, their market value on the last trading day of the reporting period. Pursuant to SFAS 157, the fair value of the Company’s marketable securities as of March 30, 2008 was determined based on “Level 1” inputs as described in Note 8. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of March 30, 2008, the prepaid wafer credits balance was $2.4 million. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Note 5—Balance Sheet Components

	March 30, 2008	December 30, 2007
	(in thousands)
Inventories:
Raw materials	$142	$199
Work-in-process	3,474	4,714
Finished goods	953	857
	$4,569	$5,770

Other current assets:
Prepaid expenses	$1,413	$1,371
Other	182	236
	$1,595	$1,607

Property and equipment:
Equipment	$15,145	$14,979
Software	9,328	9,303
Furniture and fixtures	826	823
Leasehold improvements	803	803
	26,102	25,908
Accumulated depreciation and amortization	(20,664)	(20,031)
	$5,438	$5,877

Other assets:
Prepaid wafer credits	$2,438	$2,551
Other	171	194
	$2,609	$2,745

Accrued liabilities:
Employee related accruals	$1,962	$1,452
Other	713	776
	$2,675	$2,228

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

Note 6—Obligations

	March 30, 2008	December 30, 2007
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$2,892	$3,278
Capital leases	1,430	1,746
	4,322	5,024
Current portion of debt and capital lease obligations	(2,353)	(2,497)
	$1,969	$2,527

Revolving Line of Credit and Notes Payable to Bank

Effective June 2006, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2007. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008 and provides that future advances under the equipment line of credit be repaid in 36 equal monthly installments. Upon each draw the Company can elect an interest rate that is fixed at the U.S. treasury yield to maturity plus four percent or that floats at the prime rate plus one percent. Terms of the various advances under the agreement are as follows (in thousands):

	Original Balance	Balance at March 30, 2008	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	$—	$5,000	Greater of Prime + 0.50% or 8.50%	June 28, 2008
Equipment Line of Credit:
Notes payable	$1,409	2	n/a	Prime + 2.00%	Multiple draws maturing on or before April 2008
Notes payable	932	302	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	767	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	442	319	n/a	Prime + 1.00%	Multiple draws maturing on or before May 2010
Notes payable	1,630	1,502	n/a	7.25%	Multiple draws maturing on or before December 2010
Notes payable	n/a	—	870	Prime + 1.00% or Treasury + 4.00%	36 months from date of advance
Total		$2,892

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must

Quicklogic corporation

Notes to condensed unaudited consolidated financial statements — (Continued)

maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of the current reporting period.

At March 30, 2008, the prime rate under the credit facility was 5.25%. As of March 30, 2008 and December 30, 2007, $1.4 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Leases

In December 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million that is being depreciated over the term of the agreement, prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of March 30, 2008, $1.2 million was outstanding under the capital lease, $550,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of March 30, 2008, $49,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset of $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of March 30, 2008, $142,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of March 30, 2008 and December 30, 2007, the Company had classified as a current liability approximately $389,000 and $431,000, respectively, of deferred royalty revenue under this agreement. The Company recognized $90,000 and $110,000 of royalty revenue under the agreement in the first quarter of 2008 and 2007, respectively.

Note 8—Fair Value Measurements

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standards (“FSP FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP FAS 157-1”) and FASB FSP FAS No. 157-2, “Effective Date of FASB Statement No.157,” (“FSP FAS 157-2”). FSP FAS 157-1 removes leasing from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 31, 2007, the Company adopted the provisions of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2. The adoption of this standard in fiscal 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.  The Company is in the process of evaluating the impact of this standard with respect to the Company’s nonfinancial assets and liabilities and the effect it will have on its consolidated financial statements.

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•           Level 1– Inputs are quoted prices in active markets for identical assets or liabilities.

•           Level 2– Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•           Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of the end of the first quarter of 2008 consistent with the fair value hierarchy provisions of SFAS 157 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,016	$17,016	$—	$—
Investment in Tower Semiconductor Ltd	1,412	1,412	—	—
Total assets	$18,428	$18,428	$—	$—

As of the end of the first quarter of 2008, the Company did not have any financial liabilities that are subject to the provision of SFAS 157.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. Effective December 31, 2007, the Company adopted the provisions of SFAS 159.  The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect the fair value option.

Note 9—Employee Stock Plans

1989 Stock Option Plan

The 1989 Stock Option Plan (the “1989 Plan”) provided for the issuance of incentive and nonqualified options for the purchase of up to 4.6 million shares of common stock. Options granted under the 1989 Plan have a term of up to ten years, and typically vest at a rate of 25% of the total grant per year over a four year period. In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 30, 2008, approximately 16.3 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. Starting in the third quarter of 2007, the Company began granting performance based RSUs which will vest following achievement of a 2008 quarterly revenue goal. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 30, 2008, approximately 6.1 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

The ESPP, as amended, provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The amended ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 10—Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective transition method, which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards made to employees and directors, over the requisite service period. Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for the first quarter of 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Cost of revenue	$65	$55
Research and development	158	85
Selling, general and administrative	442	241
Total costs and expenses	$665	$381

The amount of stock-based compensation included in inventory for the first quarter of 2008 and 2007 was not material.

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model (“Black-Scholes”), to estimate the fair value of employee stock options and rights to purchase shares under the Company’s ESPP, consistent with the provisions of SFAS 123(R). Using Black-Scholes requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company’s expected term of awards assumption is based primarily on its historical experience with similar grants. The Company’s expected stock price volatility assumption for both

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and ESPP shares is based on the historical volatility of the Company’s stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected life. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSAs and RSUs is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

In addition to the assumptions used in Black-Scholes, SFAS 123(R) requires that the Company recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to be forfeited prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	March 30, 2008	April 1, 2007
Expected term (years)	5.24	5.10
Risk-free interest rate	2.75%	4.70%
Expected volatility	50.75%	80.00%
Expected dividend	—	—

The methodologies for determining the above values were as follows:

•           Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•           Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the expected term of the Company’s employee stock options.

•           Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock.

•           Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The weighted average estimated fair value for options granted during first quarter of 2008 and 2007 was $1.41 and $1.98 per option, respectively. As of the end of the first quarter of 2008, the fair value of unvested stock options, net of expected forfeitures, was approximately $4.3 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of approximately 3.1 years.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for the first quarter of 2008:

Shares Available for Grant
(in thousands)
Balance at December 30, 2007	6,588
Authorized	1,470
Options granted	(146)
Options forfeited or expired	125
RSAs granted	(8)
RSUs granted	(47)
RSUs forfeited or expired	63
Balance at March 30, 2008	8,045

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first quarter of 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2007	7,594	$4.72
Granted	146	2.96
Forfeited or expired	(125)	4.56
Exercised	(19)	2.54
Balance outstanding at March 30, 2008	7,596	$4.69	5.86	$973
Exercisable at March 30, 2008	5,209	$5.22	4.40	$935
Vested and expected to vest at March 30, 2008	6,997	$4.79	5.59	$964

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.91 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of 2008 and 2007 was $10,000 and $190,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first quarter of 2008 and 2007 was approximately $50,000 and $335,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs and RSUs in 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. A summary of the Company’s RSA and RSU activity and related information for the first quarter of 2008 are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2007	937	$3.60
Granted	55	3.06
Vested	(8)	3.28
Forfeited	(63)	3.59
Nonvested at March 30, 2008	921	$3.57

As of the end of the first quarter of 2008, the unrecognized stock-based compensation expense related to outstanding performance based RSUs, which is are not currently expected to vest, was $3.3 million. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

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

The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the first quarter of 2008 and 2007 was $1.15 and $0.84 per right, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended
	March 30, 2008	April 1, 2007
Expected life (months)	6.00	3.60
Risk-free interest rate	3.56%	5.00%
Volatility	50.00%	55.00%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•           Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•           Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•           Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock for the term of the purchase period.

•           Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

As of the end of the first quarter of 2008, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $50,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11—Income Taxes

In the first quarter of 2008 and 2007, the Company recorded income tax expense of $34,000 and $15,000, respectively, which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $77,000 and $78,000 of unrecognized tax benefits at March 30, 2008 and December 30, 2007, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008, the Company had approximately $6,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. The Company estimates that any unrecognized tax benefit will not change significantly within the next twelve months.

Note 12—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue by product line(1):
New products	$2,598	$606
Mature products	4,324	3,506
End-of-life products	4,101	2,130
Total revenue	$11,023	$6,242

      (1)  For all periods presented: New products include ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II products; mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue by geography:
United States	$4,543	$3,090
Europe	1,769	837
Taiwan	2,059	288
Japan	874	610
China	1,236	331
Rest of North America	385	987
Rest of Asia Pacific	157	99
Total revenue	$11,023	$6,242

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended
	March 30, 2008	April 1, 2007
Distributor “A”	16%	21%
Distributor “B”	18%	18%
Customer “A” – OEM	17%	*
Customer “B” – OEM	12%	14%
Customer “C” – OEM	11%	*
Customer “D” – OEM	*	11%

* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	March 30, 2008	December 30, 2007
Distributor “A”	32%	31%
Distributor “B”	13%	*
Customer “A” – OEM	17%	22%
Customer “C” – OEM	11%	*

* Represents less than 10% of accounts receivable as of the date presented.

As of March 30, 2008, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 30, 2008 and December 30, 2007, the Company had $3.6 million and $4.3 million, respectively, of outstanding commitments for the purchase of wafer inventory.

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let approximately 8,000 square feet of this facility through March 2009. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. During the first quarter of 2008, we decided to outsource many of the development activities previously performed in Toronto, and plan to reduce our staffing in Toronto accordingly, primarily during the second quarter of 2008. See Note 16. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan; London, England; and Tokyo, Japan. We believe that our existing facilities are adequate for our current needs. Total rent expense, net of sublease income, for the first quarter of 2008 and 2007 was approximately $180,000 and $225,000, respectively.

Note 14—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed.  On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended compliants. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

Note 15—Shelf Registration Statement

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

Note 16—Subsequent Events

In April 2008, the Company established a plan to outsource certain development functions that have been performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model is expected to be fully implemented by the third quarter of 2008. The Company has retained its core competencies and does not expect this change to have a material impact on its product introduction schedules or operating results for 2008. This change is expected to lower the Company’s development expense per project. As a result of this decision, the Company’s research and development staffing in Toronto, Canada will be reduced by the end of the second quarter of 2008. The Company expects to incur outsourced costs approximating the fixed cost savings through the end of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2)  our liquidity, (3) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, and the effect of our end-of-life products, (4) our gross profit and factors that affect gross profit, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2008.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the conversion of CSSP design opportunities into revenue, (2) the liquidity required to support our future operating and capital requirements, (3) the commercial and technical success of our CSSPs and new products such as ArcticLink™ and PolarPro®, (4) our successful introduction of products and CSSPs incorporating emerging technologies or standards, (5) limited visibility into demand for our products including demand from significant customers or for new products, (6) our ability to accurately estimate quarterly revenue and (7) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fabless semiconductor company that operates in a single industry segment where we design, market and support CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware. Our new product family includes ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II; our mature product family includes pASIC® 3, QuickRAM®, Eclipse, software and programming hardware and royalty revenue; our end-of-life product family includes pASIC 1, pASIC 2, QuickMIPS and V3. We develop CSSPs using our ArcticLink and PolarPro solution platforms.

CSSPs are customer specific complete solutions that include our silicon solution platform, proven system blocks, or PSBs, custom logic and software drivers. Our ArcticLink and PolarPro solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves video images to IP which implements commonly used mobile system interfaces, such as secure digital input output, or SDIO, or universal serial bus 2.0 on-the-go, or USB 2.0 OTG. We provide complete solutions by selecting the appropriate solution platform and PSBs, providing custom logic, integrating logic, programming the device and providing software drivers required for the customers’ application.

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

Our CSSPs and the rest of our product offerings are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports higher signal speed and low power consumption. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells. As a result, system designers are able to use our devices with smaller gate counts to implement their designs than if they had used competing FPGAs. The abundance of interconnect resources also provides an efficient connection between the Application Specific Standard Product, or ASSP, and the FPGA portions of CSSPs.

We believe that the underlying attributes of our ViaLink technology, including low power consumption, high reliability, design security and design efficiency, enable us to deliver differentiated silicon solutions to our customers.

Our CSSPs provide:

•           Complete Flexible Solutions – we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet changing market conditions;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

•           Platform Design Capability – we partner with customers to develop a range of solutions from a single hardware platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric;

•           Reduced Design Expense and Risk – we provide PSBs addressing a range of video, network, storage and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

•           Small Form Factor – we manufacture single chip solutions in packages as small as 5x5 millimeters, or even in known good die configuration;

•           Energy Efficiency – our ViaLink technology is the lowest power consumption full featured programmable logic technology on the market today, allowing the time-to-market and time-in-market advantages of programmable logic for differentiated mobile products;

•           Low Total Cost of Ownership – CSSPs reduce time-to-market and lower the risk and expense associated with new product development. In platform designs these savings are leveraged over several products. The flexible nature of CSSPs enables new features in existing designs, which can be used to extend time-in-market and delay the cost of new product development. In addition, CSSPs often reduce bill of materials, or BOM costs by combining the function of several ASSPs into one cost effective device; a simplified BOM also leads to lower printed circuit board, or PCB, costs;

•           Instant-on – our products are live at power up because ViaLink based products require no configuration bit stream;

•           High  Reliability – ViaLink based products do not rely on a SRAM cell that is susceptible to alpha particles, or brownouts, to define and maintain their functionality; and

•           Unmatched IP Security – our ViaLink technology makes it virtually impossible to clone or reverse engineer designs implemented in our programmable fabric.

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

We started shipping CSSPs based on our ArcticLink architecture in 2007. ArcticLink solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, lower cost PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements.

We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

•           Cellular – including multimedia and smartphones;

•           Consumer Electronics – including personal media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices; and

•           Computing – ultra mobile PCs, or UMPC, mobile internet devices, or MIDs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband data cards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Examples of how existing and potential customers benefit from CSSPs are:

•           Multimedia Phones – we have been marketing our recently announced Visual Enhancement Engine, or VEE™, a PSB built upon an IP core we licensed, to enable improved video image, color, contrast and resolution with longer battery life;

•           Smartphones – where our solutions enable the simultaneous display of video on the handset and an external display;

•           Personal Navigation Devices – where our solutions allow the incorporation of the latest storage technology, managed NAND, and access to the latest high capacity SD cards and SDIO based peripherals;

•           Portable Media Players – where our solutions allow a processor to access and efficiently control a micro hard disk drive;

•           Wireless Hard Disk Drives – where our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life;

•           Handheld POS Terminals – where our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity; and

•           Cellular Data Cards – where our solutions provide the lowest power interface between a cellular radio and a laptop card slot.

Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We partner with companies that are experts in certain technologies. For instance, we licensed elements of our VEE technology from Apical Limited, a U.K. company that markets enhanced video image capability to companies such as Nikon, Olympus and Sony Ericsson. We also work with processor manufacturers, such as Marvell Technology Group Ltd. and Analog Devices, Inc., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

We sell programmed and unprogrammed products through distributors and directly to OEMs. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell a significant portion of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of income from sales of non end-of-life unprogrammed products to distributors until after they have sold our products to systems manufacturers. We recognize revenue on programmed products and certain unprogrammed products, for which the price is fixed or determinable and there are no return privileges, at the time of shipment to our distributors. During the first quarter of 2008 and 2007, approximately 67% and 62%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 49% and 62% during the first quarter of 2008 and 2007, respectively.

Two distributors, Avnet, Inc. and Future Electronics, accounted for 16% and 18% of revenue in the first quarter of 2008. These distributors accounted for 21% and 18% of revenue in the first quarter of 2007. We anticipate that a limited number of distributors will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 59% and 50% of our revenue in the first quarter of 2008 and 2007, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

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

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the SEC on March 11, 2008.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue	100.0%	100.0%
Cost of revenue (1)	47.7	86.5
Gross profit	52.3	13.5
Operating expenses:
Research and development	25.6	36.6
Selling, general and administrative	39.2	73.6
Loss from operations	(12.5)	(96.7)
Interest expense	(0.6)	(1.4)
Interest income and other, net	0.9	3.9
Loss before income taxes	(12.2)	(94.2)
Provision for income taxes	0.3	0.2
Net loss	(12.5)%	(94.4)%

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue by product line (2) (in thousands):
New products	$2,598	$606
Mature products	4,324	3,506
End-of-life products	4,101	2,130
Total revenue	$11,023	$6,242

(1) Includes $956,000 and $2.5 million of costs for the write-down of inventories and related charges, which represents 8.7% and 39.5% of revenue for the first quarter of 2008 and 2007, respectively.

(2) For all periods presented:  New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

Three Months Ended March 30, 2008 and April 1, 2007

Revenue.  Our revenue for the first quarter of 2008 was $11.0 million, representing an increase of $4.8 million, or 76.6%, from revenue of $6.2 million in the first quarter of 2007. Revenue from new products, mature products and end-of-life products each increased compared to the first quarter of 2007. Our new product revenue increased by $2.0 million, primarily due to higher demand from an Asian PND manufacturer, purchasing CSSPs built using our PolarPro solution platform. This customer contributed $1.8 million of revenue in the first quarter of 2008 and no revenue in the first quarter of 2007. Our end-of-life product revenue increased by $2.0 million primarily due to a $2.0 million increase in our QuickPCI product revenue and a $420,000 increase in our QuickMIPS product revenue as a result of their announced end-of-life in 2007, partially offset by a $610,000 decline in our V3 product revenue. One customer, purchasing primarily our QuickPCI end-of-life products for the datacom and telecom market, accounted for 11% and one percent of revenue in the first quarter of 2008 and 2007, respectively. Our mature product revenue increased by $840,000 as a result of higher customer demand for pASIC 3 and QuickRAM products. One international customer, purchasing primarily pASIC 3 devices, accounted for 12% and 14% of revenue in the first quarter of 2008 and 2007, respectively.

Our revenue for the first quarter of 2008 was 2.6% higher sequentially, increasing by approximately $280,000 to $11.0 million from $10.7 million in the fourth quarter of 2007. This sequential revenue increase was primarily due to an increase in end-of-life and mature product revenue, partially offset by a decline in new product revenue. End-of-life product revenue increased by $1.0 million primarily due to a $690,000 increase in our QuickPCI product revenue and a $510,000 increase in our QuickMIPS product revenue as a result of the announced

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

end-of-life of these products, partially offset by a $270,000 decrease in our V3 product revenue. Our new product revenue declined by $900,000 primarily due to lower demand for our Eclipse II and PolarPro products.

Our decision to end-of-life our pASIC 1, pASIC 2 and V3 products has been driven by the decision of certain suppliers’ not to renew supply agreements for these products. We announced additional end-of-life products in 2007 as a result of our decision to focus on customers in the handheld mobile and military markets. In the second quarter of 2007, we announced the end-of-life of our QuickPCI products due to assembly capacity considerations and asked customers to take delivery of lifetime buy orders before the end of 2007. In the fourth quarter of 2007, we announced the end-of-life of our QuickMIPS products due to a small customer base and asked customers to take delivery of these products between now and the first half of 2008. Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate significantly on a sequential basis. We currently believe that revenue from end-of-life products, which was $4.1 million in the first quarter of 2008, will decline in the second quarter of 2008, and that we will not have significant revenue from these products by the third quarter of 2008.

The following is a breakdown of end-of-life product revenue (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
pASIC 1 and pASIC 2	$648	$523
V3	329	940
QuickPCI	2,464	425
QuickMIPS	660	242
Total end-of-life revenue	$4,101	$2,130

Our current expectation is that revenue will decline sequentially in the second quarter of 2008 due largely to a decline in revenue from end-of-life products. We believe that our ability to maintain or grow our total revenue after the second quarter will primarily depend on our ability to grow our new product revenue, especially revenue from CSSPs designed using our ArcticLink and PolarPro solution platforms and the development of additional new products and CSSPs. If new product revenue does not grow to offset the expected decline in revenue from our end-of-life and mature product revenue, our profitability and financial condition will be affected. In the past, our new product revenue has not grown as quickly as we have planned.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $5.8 million and $841,000 in the first quarter of 2008 and 2007, respectively, which represented 52.3% and 13.5% of revenue for those periods. The $4.9 million increase in gross profit was primarily due to higher revenue and change in product mix and cost, which contributed $3.0 million, a decrease in the write-down of inventories and related charges of $1.5 million and lower unabsorbed overhead of approximately $590,000 due to higher production volumes. During the first quarter of 2008, the Company recorded inventory related charges totaling $956,000, or 8.7% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and cost of revenue was reduced by $230,000, or 2.1% of revenue, through the sale of previously reserved inventories.

Research and Development Expense.  Research and development expense was $2.8 million and $2.3 million in the first quarter of 2008 and 2007, respectively, which represented 25.6% and 36.6% of revenue for those periods. The increase of approximately $530,000 was primarily due to higher project specific expenses of $240,000, $150,000 of higher expenses due to the use of resources for development instead of overhead activities and higher compensation of $150,000 due to an increase in the number of employees. We believe that investments in product development and process technology are essential for us to remain competitive in the markets we serve. We expect

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

that our development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

In April 2008, we established a plan to outsource certain development functions that have been performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model is expected to be fully implemented by the third quarter of 2008. We have retained our core competencies and do not expect this change to have a material impact on our product introduction schedules or operating results for 2008. This change is expected to lower our development expense per project. As a result of this decision, our research and development staffing in Toronto, Canada will be reduced by the end of the second quarter of 2008. We expect to incur outsourced costs approximating the fixed cost savings through the end of 2008.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.3 million and $4.6 million for the first quarter of 2008 and 2007, respectively, which represented 39.2% and 73.6% of revenue for those periods. The $270,000 decrease in selling, general and administrative expense was primarily due to a $300,000 decrease in administrative expenses, primarily in legal and consulting expenses, partially offset by an increase in marketing expenses.

Interest Expense.  Interest expense decreased to $71,000 for the first quarter of 2008 as compared to $85,000 for the first quarter of 2007. This $14,000 decline was primarily due to lower interest rates.

Interest Income and Other, Net.  Interest income and other, net decreased to $104,000 of income for the first quarter of 2008 as compared to $246,000 of income for the first quarter of 2007. The $142,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower average cash balances and lower interest rates.

Provision for Income Taxes.  For the first quarter of 2008, we incurred a net loss of $1.4 million and recorded a provision for income taxes of $34,000, which consisted primarily of income taxes on foreign operations. For the first quarter of 2007, we incurred a net loss of $5.9 million and recorded a provision for income taxes of $15,000, which consisted primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Stock-Based Compensation.  For the first quarter of 2008 and 2007, stock-based compensation totaled $665,000 and $381,000, respectively, and was included in the statements of operations as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007

Cost of revenue	$65	$55
Research and development	158	85
Selling, general and administrative	442	241
Total	$665	$381

The amount of stock-based compensation included in inventories at the end of the first quarter of 2008 and 2007 was not material.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of March 30, 2008, our principal sources of liquidity consisted of our cash and cash equivalents of $19.3 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $870,000, and our investment in Tower with a market value of approximately $1.4 million. We intend to hold 450,000 of these shares, valued at $473,000 as of the end of the first quarter of 2008, which is required under our agreement with Tower in order to obtain preferred wafer pricing. Pursuant to SFAS 157, the fair value of our cash equivalents and marketable securities as of March 30, 2008 was determined based on “Level 1” inputs as described in Note 8 to our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

As of March 30, 2008, our interest-bearing debt consisted of $2.9 million outstanding from Silicon Valley Bank and $1.4 million outstanding under capital leases. Our accumulated deficit was $140.0 million as of March 30, 2008. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, could be up to $3.0 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that is available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that is available to be drawn against through June 2007. Advances under the equipment line of credit are repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that is available to be drawn against through June 2008. Future advances against the equipment line of credit will be repaid in 36 equal monthly installments. As of March 30, 2008, we had no balances outstanding under the revolving line of credit, $2.9 million outstanding under the current and previous equipment lines of credit and $870,000 available to be drawn against future equipment purchases. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of end of the current reporting period.

Net cash from operating activities

Net cash used for operating activities was $642,000 in the first quarter of 2008. The cash used for operating activities resulted primarily from a net loss of $1.4 million, which included $2.4 million of non-cash charges. These non-cash charges included the write-down of inventories, primarily for excess quantities, in the amount of $956,000, stock-based compensation of $665,000, depreciation and amortization of $646,000 and a decrease in wafer credits of $113,000. In addition, changes in working capital accounts used cash of $1.7 million as a result of a decrease in accounts payable of $1.4 million due to timing of expenditures and purchases of inventories and an increase in accounts receivable of $1.1 million due primarily to higher shipments in the last month of the quarter. These cash uses were partially offset by an increase in accrued liabilities of $447,000, a decrease in inventories of $245,000 and an increase in deferred income and royalty revenue of $92,000.

Net cash used for operating activities was $2.8 million in the first quarter of 2007. The cash used for operating activities resulted primarily from a net loss of $5.9 million, which included $3.8 million of non-cash charges. These non-cash charges included the write-down of inventories of $2.5 million, depreciation and amortization of $807,000 and stock-based compensation of $381,000. In addition, changes in working capital accounts used cash in the amount of $680,000 primarily as a result of a decrease of $2.2 million in accounts payable due to timing of purchases of inventories and expenditures. These uses of cash were partially offset by a $573,000 decrease in accounts receivable due primarily to a reduction in revenue levels and strong collections, a $441,000 increase in deferred income and royalty revenue due primarily to higher inventories at distributors on which revenue is deferred, a $203,000 decrease in other assets and a $178,000 increase in accrued liabilities.

Net cash from investing activities

Net cash used for investing activities for the first quarter of 2008 and 2007 was $252,000 and $338,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products and solutions.

Net cash from financing activities

Net cash used for financing activities was $652,000 for the first quarter of 2008, resulting from scheduled payments of $702,000 under the terms of our debt and capital lease obligations, partially offset by $50,000 in proceeds related to the issuance of common shares upon the exercise of stock options by employees.

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

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, for the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $3.0 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors” section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 30, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$955	$818	$137	$—
Wafer purchases (1)	3,559	3,559	—	—
Other purchase commitments	3,737	3,737	—	—
Total contractual cash obligations	8,251	8,114	137	—

Other commercial commitments (2):
Notes payable to bank	2,892	1,473	1,419	—
Capital lease obligations	1,430	880	550	—
Total commercial commitments	4,322	2,353	1,969	—
Total contractual obligations and commercial commitments	$12,573	$10,467	$2,106	$—

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.6 million include both firm purchase commitments and a portion of our forecasted wafer starts as of March 30, 2008.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of March 30, 2008.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, SFAS, No. 141(R), “Business Combinations,” or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 141(R) to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. At March 30, 2008, our portfolio of investments was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of March 30, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 24% and 23% of total operating expenses for the first quarter 2008 and 2007, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $190,000 in the first quarter of 2008.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. At March 30, 2008, our Tower investment was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $13.7 million between 2001 and 2005. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. The value of the Tower ordinary shares was lower than our carrying value at the end of the first quarter of 2008, and if the value is lower than our carrying value at the end of the second quarter, we may record an impairment charge for these securities. A market value fluctuation of 10% would have a $140,000 impact on accumulated other comprehensive loss as of March 30, 2008.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that, as of March 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed.  On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended compliants. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We are transitioning to becoming a supplier of CSSPs that addresses the mobile market from being a broad-based supplier of FPGA devices. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, and we are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters to offset the expected declines in other areas of our business. Mobile product life cycles are short, and we must replace revenue lost at the end of these product life cycles with sales from new design wins. In addition, we currently expect a decline in revenue from our end-of-life products as well as revenue from our mature products due to the stage of our customers’ product life cycles.

The generation of revenue from mobile market design opportunities is influenced by a number of factors, such as our ability to supply solutions that meet customers’ cost targets and performance requirements, the value and price of our solutions relative to competing solutions, our customers’ decisions whether to produce in volume the products utilizing our solution, the market success of our customers’ products and general economic conditions. If these design opportunities result in revenue that is significantly lower than we expect, our results of operations and financial condition will be adversely affected.

We may not have the liquidity to support our future operations and capital requirements

At March 30, 2008, our cash and cash equivalents balance was $19.3 million and our interest-bearing debt consisted of $2.9 million outstanding from Silicon Valley Bank and $1.4 million outstanding under capital leases. In June 2007, we amended our credit facility with Silicon Valley Bank and at March 30, 2008, we had $5.0 million available to borrow under our revolving credit facility and $870,000 available to borrow under our equipment line of credit under the amended agreement.

At March 30, 2008, we held 1,344,543 Tower ordinary shares, valued at approximately $1.4 million based upon the market closing price of $1.05 per share at the end of the reporting period. Our ability to continue to obtain preferred pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

While our primary investment object is the preservation of cash and our portfolio is comprised of securities with active secondary and resale markets, any investment is subject to a degree of interest rate and liquidity risk. Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $3.0 million in the next twelve months. At the end of the first quarter of 2008, we had commitments to purchase $3.6 million of wafer inventory.

As a result of potential investments, expected revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our ArcticLink and PolarPro solution platforms and products currently under development, to generate positive cash flow. In addition, our new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the competitive and cost-sensitive markets that we have targeted and the larger order quantities associated with these applications. Our current expectation is that revenue will decline sequentially in the second quarter of 2008 due largely to a decline in revenue from end-of-life products. Based on our current expectations for revenue, gross profit and expense levels, we have sufficient liquidity for the next twelve months. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may have to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

 The growth of our CSSP business needs to be strong enough to offset revenue declines in other areas of our business. We have announced an end-of-life for several products, due primarily to certain suppliers’ decisions to stop manufacturing these products. End-of-life products contributed $4.1 million, or 37% of revenue, in the first quarter of 2008 and $11.5 million, or 33% of revenue, in 2007. We currently do not expect these devices to contribute significant revenue by the third quarter of 2008. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our end-of-life products, our mature products and the effect of short mobile product life cycles, there is no assurance when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of additional new products and solutions.

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

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

We spend significant time and money to design and develop silicon solution platforms such as ArcticLink and PolarPro and proven system blocks, such as our VEE technology, USB and IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

We offer our customers a short delivery lead time and a majority of our shipments during a quarter are ordered by customers in that quarter. As a result, we often have low visibility to the current quarter’s revenue and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. In addition, a significant portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers since the price is not fixed or determinable until that time. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor levels of inventory, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. We sell programmers to customers that are supplied by a single source. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms. We have announced an end-of-life for several products, due primarily to certain suppliers’ decisions to stop manufacturing these products. End-of-life products contributed $4.1 million, or 37% of revenue, in the first quarter of 2008 and $11.5 million, or 33% of revenue, in 2007. We currently do not expect these devices to contribute significant revenue by the third quarter of 2008.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, preferred wafer pricing and committed production capacity in Tower’s foundry facility. We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our new products and other new products currently under development.

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products and Tower’s ability to remain in compliance with Nasdaq listing standards. If Tower does not remain in compliance with Nasdaq listing standards, the liquidity of our investment may be adversely affected. At the end of the first quarter of 2008, the value of our Tower investment was $1.4 million and the value of our wafer credits recorded on our balance sheet was $2.4 million. If the fair value of our Tower investment or our wafer credits is deemed to be impaired, we will record charges to our statements of operations. If the value of Tower’s ordinary shares remains below the carrying value at the end of the second quarter of 2008, we may record an impairment charge for this investment. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $13.7 million between fiscal 2001 and 2005.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. For example, in the first quarter of 2008, we wrote-down approximately $1.0 million of inventories due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

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

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc. and Analog Devices, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; (3) proprietary intellectual property such as key elements of our VEE technology; and (4) specific industry standards such as USB 2.0 OTG, Serial Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or develop and integrate a competing solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2007, 2006 and certain years prior to 2005. Our accumulated deficit as of March 30, 2008 was $140.0 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $1.4 million in the first quarter of 2008, and we may not return to profitability in any future periods.

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

•           managing foreign distributors and suppliers;

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

Our CSSPs face competition from suppliers of ASSPs such as Cypress Semiconductor, suppliers of integrated application processors such as Qualcomm, and suppliers of ASICs such as LSI Logic

We face competition from companies that offer ASSPs, such as Cypress Semiconductor and Oxford Semiconductor. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors, such as Qualcomm, often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs. Companies such as LSI Logic supply Application Specific Integrated Circuits, or ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business:

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

Many system manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx, Inc. and Altera Corporation, which compete with us in the sale of FPGAs

Companies that compete with our mature product family and end-of-life product family, and certain new product opportunities, include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

Individual distributors and OEMs often represent a significant portion of our accounts receivable. If we are unable to collect funds due from these distributors and customers, due for instance to their financial health or the liquidity of their investments, our financial results may be materially harmed.

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

As of December 30, 2007, we have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification of Section 404. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

            (1)   Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

            (2)   Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: May 8, 2008	Carl M. Mills
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (1)   Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

            (2)   Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.