Form 10-Q
period 2008-06-29
QUICKLOGIC CORPORATION
filed 2008-08-07
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of August 4, 2008, 29,766,404 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

June 29, 2008

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue	$8,743	$8,405	$19,766	$14,647
Cost of revenue	3,982	3,975	9,240	9,376
Long-lived asset impairment	1,545	—	1,545	—
Gross profit	3,216	4,430	8,981	5,271
Operating expenses:
Research and development	2,610	2,339	5,431	4,626
Selling, general and administrative	3,970	4,387	8,290	8,980
Long-lived asset impairment	468	—	468	—
Restructuring costs	452	—	452	—
Loss from operations	(4,284)	(2,296)	(5,660)	(8,335)
Write-down of investment in Tower Semiconductor Ltd.	(417)	—	(417)	—
Interest expense	(72)	(72)	(143)	(157)
Interest income and other, net	30	317	134	563
Loss before income taxes	(4,743)	(2,051)	(6,086)	(7,929)
Provision for income taxes	—	27	34	42
Net loss	$(4,743)	$(2,078)	$(6,120)	$(7,971)

Net loss per share:
Basic	$(0.16)	$(0.07)	$(0.21)	$(0.28)
Diluted	$(0.16)	$(0.07)	$(0.21)	$(0.28)

Weighted average shares:
Basic and diluted	29,589	28,966	29,498	28,890

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 29, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$19,000	$20,868
Short-term investment in Tower Semiconductor Ltd.	769	1,279
Accounts receivable, net of allowances for doubtful accounts of $59 and $194, respectively	2,383	2,634
Inventories	2,991	5,770
Other current assets	1,320	1,607
Total current assets	26,463	32,158
Property and equipment, net	4,400	5,877
Investment in Tower Semiconductor Ltd.	387	644
Other assets	1,152	2,745
TOTAL ASSETS	$32,402	$41,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$1,430	$4,207
Accrued liabilities	2,219	2,228
Deferred revenue less cost of revenue	516	516
Deferred royalty revenue	221	431
Current portion of debt and capital lease obligations	2,284	2,497
Total current liabilities	6,670	9,879

Long-term liabilities:
Debt and capital lease obligations, less current portion	1,493	2,527
Total liabilities	8,163	12,406

Commitments and contingencies (see Note 15) and litigation (see Note 16)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,763 and 29,390 shares issued and outstanding, respectively	30	29
Additional paid-in capital	168,988	167,298
Accumulated other comprehensive income	—	350
Accumulated deficit	(144,779)	(138,659)
Total stockholders’ equity	24,239	29,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,402	$41,424

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007

Cash flows from operating activities:
Net loss	$(6,120)	$(7,971)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,182	1,565
(Gain) loss on disposal of property and equipment	15	(95)
Stock-based compensation	1,582	809
Decrease in wafer credits from Tower Semiconductor Ltd.	148	454
Write-down of inventories	1,128	3,224
Long-lived asset impairment	2,013	—
Write-down of marketable securities	417	—
Bad debt expense	43	153
Changes in assets and liabilities:
Accounts receivable	208	28
Inventories	1,651	220
Other assets	305	245
Trade payables	(2,720)	(2,612)
Accrued liabilities	(9)	(254)
Deferred income and royalty revenue	(210)	(108)
Net cash used for operating activities	(367)	(4,342)

Cash flows from investing activities:
Capital expenditures for property and equipment	(363)	(545)
Proceeds from sale of equipment	—	95
Net cash used for investing activities	(363)	(450)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(1,247)	(1,223)
Proceeds from debt obligations	—	442
Proceeds from issuance of common stock	109	772
Net cash used for financing activities	(1,138)	(9)

Net decrease in cash and cash equivalents	(1,868)	(4,801)
Cash and cash equivalents at beginning of period	20,868	24,621
Cash and cash equivalents at end of period	$19,000	$19,820

Supplemental disclosures of cash flow information:
Interest paid	$148	$164
Income taxes paid	$16	$16

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net loss	$(4,743)	$(2,078)	$(6,120)	$(7,971)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	161	(376)	(350)	(376)
Total comprehensive loss	$(4,582)	$(2,454)	$(6,470)	$(8,347)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 30, 2007. Operating results for the three and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal second quarter for 2008 and 2007 ended Sunday, June 29, 2008 and July 1, 2007, respectively.

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, fair value measurements of financial assets and liabilities, accounting for income taxes and estimating accrued liabilities.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

For presentation purposes, certain amounts in prior period financial statements, referred to in these financial statements, have been reclassified to conform to the reporting in current period financial statements.

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the six months ended June 29, 2008 from its disclosure in the Annual Report on Form 10-K for the year ended December 30, 2007, except as described below. For a discussion of the significant accounting policies, please see the discussion in the Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The Company recorded $2.0 million of long-lived asset impairment charges in the second quarter of 2008. See Note 12.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact SFAS 162 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact FSP FAS 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effects that SFAS 161 will have on its consolidated financial statements disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its consolidated financial statements.

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

For the second quarter and first half of 2008 and 2007, 8.2 million and 6.9 million shares, respectively, associated with stock-based awards outstanding and the estimated number of shares to be purchased under the offering period of the ESPP were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

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

During the second quarter of 2008, the Company wrote down the value of its investment in Tower shares by $417,000 due to an “other than temporary” decline in market value, resulting in a carrying value of $0.86 per share for the period ended June 29, 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value of the shares. The Company also wrote down the Tower shares in periods prior to 2006 as a result of “other than temporary” declines in their market value. Pursuant to SFAS 157, the fair value of the Company’s marketable securities as of June 29, 2008 was determined based on “Level 1” inputs as described in Note 8. As of June 29, 2008, the Company held 1,344,543 available-for-sale Tower ordinary shares. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of June 29, 2008, the prepaid wafer credits balance was $1.1 million. Tower has guaranteed the Company capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010. During the second quarter of 2008, the Company assessed the value of its Tower wafer credits and incurred a long-lived asset impairment of $1.3 million. See Note 12.

Note 5—Balance Sheet Components

	June 29, 2008	December 30, 2007
	(in thousands)
Inventories:
Raw materials	$99	$199
Work-in-process	2,501	4,714
Finished goods	391	857
	$2,991	$5,770

Other current assets:
Prepaid expenses	$1,105	$1,371
Other	215	236
	$1,320	$1,607

Property and equipment:
Equipment	$14,920	$14,979
Software	8,689	9,303
Furniture and fixtures	840	823
Leasehold improvements	800	803
	25,249	25,908
Accumulated depreciation and amortization	(20,849)	(20,031)
	$4,400	$5,877

Other assets:
Prepaid wafer credits	$1,057	$2,551
Other	95	194
	$1,152	$2,745

Accrued liabilities:
Employee related accruals	$1,655	$1,452
Other	564	776
	$2,219	$2,228

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	June 29, 2008	December 30, 2007
	(in thousands)

Debt and capital lease obligations:
Notes payable to bank	$2,514	$3,278
Capital leases	1,263	1,746
	3,777	5,024
Current portion of debt and capital lease obligations	(2,284)	(2,497)
	$1,493	$2,527

Revolving Line of Credit and Notes Payable to Bank

Effective June 2006, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that was available through June 2008 and an additional $2.0 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2007. Advances under the equipment line of credit must be repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2008 and provides that future advances under the equipment line of credit be repaid in 36 equal monthly installments. The agreement was amended in June 2008 to extend the available draw date for both the revolving line of credit and equipment line of credit and to waive the tangible net worth covenant through July 31, 2008. The agreement was amended in July 2008 to further extend the available draw date and waive the tangible net worth covenant through August 31, 2008.  See Note 18. Upon each draw the Company can elect an interest rate that is fixed at the U.S. treasury yield to maturity plus four percent or that floats at the prime rate plus one percent. Terms of the various advances under the agreement are as follows (in thousands):

	Original Balance	Balance at June 29, 2008	Available Credit	Interest Rate	Maturity Date
Revolving Line of Credit:
Non-formula advances	n/a	$—	$5,000	Greater of Prime + 0.50% or 8.50%	August 31, 2008
Equipment Line of Credit:
Notes payable	932	220	n/a	Prime + 1.75%	Multiple draws maturing on or before April 2009
Notes payable	1,558	635	n/a	Prime + 1.00%	Multiple draws maturing on or before September 2009
Notes payable	442	282	n/a	Prime + 1.00%	Multiple draws maturing on or before May 2010
Notes payable	1,630	1,377	n/a	7.25%	Multiple draws maturing on or before December 2010
Notes payable	n/a	—	870	Prime + 1.00% or Treasury + 4.00%	36 months from date of advance
Total		$2,514

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, except as noted above, the Company must maintain a minimum tangible net worth and adjusted quick ratio. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of the current reporting period.

At June 29, 2008, the prime rate under the credit facility was 5.00%. As of June 29, 2008 and December 30, 2007, $1.1 million and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Leases

In December 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million, prepaid maintenance of $256,000 and a capital lease obligation of $1.4 million. In the second quarter of 2008, the Company decided to outsource its silicon design implementation activity. As a result of the decision, the Company determined that a portion of the capital asset was unutilized. As a result, the Company recorded a long-lived asset impairment of $468,000 for the unutilized portion. See Note 12. As of June 29, 2008, $1.1 million was outstanding under the capital lease, $382,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of June 29, 2008, $49,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset of $633,000, prepaid maintenance of $158,000 and a capital lease obligation of $791,000. As of June 29, 2008, $141,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of June 29, 2008 and December 30, 2007, the Company had classified as a current liability approximately $221,000 and $431,000, respectively, of deferred royalty revenue under this agreement. The Company recognized $260,000 and $220,000 of royalty revenue under the agreement in the first half of 2008 and 2007, respectively.

Note 8—Fair Value Measurements

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (“FSP FAS 157-1”) and FASB FSP FAS No. 157-2, “Effective Date of FASB Statement No.157,” (“FSP FAS 157-2”). FSP FAS 157-1 removes leasing from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements.

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

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•                  Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•                  Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•                  Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of the end of the second quarter of 2008 consistent with the fair value hierarchy provisions of SFAS 157 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,667	$16,667	$—	$—
Investment in Tower Semiconductor Ltd.	1,156	1,156	—	—
Total assets	$17,823	$17,823	$—	$—

As of the end of the second quarter of 2008, the Company did not have any financial liabilities that are subject to the provision of SFAS 157.

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 29, 2008, approximately 16.1 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of June 29, 2008, approximately 6.0 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Note 10—Stock-Based Compensation

The impact of SFAS 123(R) on the Company’s consolidated financial statements for the second quarter and first half of 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of revenue	$106	$54	$171	$109
Research and development	196	94	354	179
Selling, general and administrative	615	280	1,057	521
Total costs and expenses	$917	$428	$1,582	$809

The amount of stock-based compensation included in inventories as of June 29, 2008 and December 30, 2007 was not material.

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s ESPP, consistent with the provisions of SFAS 123(R). Using Black-Scholes requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company’s expected term of awards assumption is based primarily on its historical experience with similar grants. The Company’s expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company’s stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected life. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Expected term (years)	6.28	5.10	5.65	5.10
Risk-free interest rate	3.16%	4.71%	2.91%	4.70%
Expected volatility	55.95%	80.00%	52.77%	80.00%
Expected dividend	—	—	—	—

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

The weighted average estimated fair value for options granted during second quarter of 2008 and 2007 was $1.39 and $1.86 per option, respectively. The weighted average estimated fair value for option granted during the first half of 2008 and 2007 was $1.40 and $1.92 per option, respectively. As of the end of the second quarter of 2008, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.9 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of approximately 2.8 years.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for the first half of 2008:

Shares Available for Grant
(in thousands)
Balance at December 30, 2007	6,588
Authorized	1,470
Options granted	(238)
Options forfeited or expired	442
RSAs granted	(8)
RSUs granted	(337)
RSUs withheld for employee tax withholdings	109
RSUs forfeited or expired	251
Balance at June 29, 2008	8,277

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first half of 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2007	7,594	$4.72
Granted	238	2.77
Forfeited or expired	(442)	4.12
Exercised	(50)	1.78
Balance outstanding at June 29, 2008	7,340	$4.71	5.20	$45
Exercisable at June 29, 2008	5,262	$5.18	3.86	$45
Vested and expected to vest at June 29, 2008	6,811	$4.80	4.94	$45

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.73 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the second quarter of 2008 and 2007 was $20,000 and $100,000, respectively. The total intrinsic value of options exercised during the first half of 2008 and 2007 was $30,000 and $290,000, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs and RSUs in 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the second quarter of 2008, the Company granted fully vested RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs was $570,000 for the second quarter of 2008. The Company issued net shares for these vested awards, withholding shares in settlement of employee tax withholding obligations. A summary of the Company’s RSA and RSU activity and related information for the first half of 2008 follows:

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2007	937	$3.60
Granted, net of shares withheld for employee tax withholdings	236	2.15
Vested	(186)	2.01
Forfeited	(251)	3.60
Nonvested at June 29, 2008	736	$3.55

As of the end of the second quarter of 2008, the unrecognized stock-based compensation expense related to outstanding performance based RSUs, which are not currently expected to vest, was $2.6 million. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

Employee Stock Purchase Plan

The offering period ending May 14, 2007 commenced on January 24, 2007, once the Company had completed its stock option review and was current with its filings as required by the SEC and Nasdaq. Offering periods beginning May 15, 2007 or later are standard six month offering periods. Employees participating in these offering periods purchase common stock at 85% of the lower of the fair market value of the common stock at the beginning or the end of the offering period.

The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the second quarter of 2008 and 2007 was $0.53 and $0.90 per right, respectively. The weighted average estimated fair value of rights issued during the first half of 2008 and 2007 was $0.53 and $0.88 per right, respectively. For the first half of 2008, 139,000 shares of common stock were purchased under the ESPP.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Expected term (months)	6.00	6.00	6.00	5.10
Risk-free interest rate	3.56%	5.00%	3.56%	5.00%
Expected volatility	49.57%	55.00%	49.57%	55.00%
Expected dividend	—	—	—	—

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

As of the end of the second quarter of 2008, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $40,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 11—Income Taxes

In the second quarter of 2008 and 2007, the Company’s income tax expense was zero and $27,000, respectively. The 2007 expense consisted primarily of income taxes on foreign operations. In the first half of 2008

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007, the Company recorded income tax expense of $34,000 and $42,000, respectively, which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $64,000 and $78,000 of unrecognized tax benefits at June 29, 2008 and December 30, 2007, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $64,000 as of June 29, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008, the Company had approximately $7,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. The Company estimates that any unrecognized tax benefit will not change significantly within the next twelve months.

Note 12—Long-Lived Asset Impairment

The Company reviews the recoverability of its long-lived assets annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

During the second quarter of 2008, the Company recorded $2.0 million of long-lived asset impairment charges to cost of revenue for Tower prepaid wafer credits and certain assets used in production and to operating expenses for EDA software licenses.

The Company evaluated the revenue potential of its products based on its discussions with customers, review of actual sales levels and analysis of current and future design opportunities. Based on this evaluation, the Company determined that the future revenue outlook for products fabricated at Tower was lower than previously expected. Accordingly, the Company performed an impairment analysis on the prepaid wafer credits associated with these products. Factors considered in this analysis included the Company’s sales forecast of products to be manufactured at Tower, the timing and quantity of planned wafer purchases and general economic conditions. A preliminary assessment, based on undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, which are non-transferrable, the Company performed a probability-weighted assessment of expected wafer credit utilization and related cash flows, discounted using a risk-free interest rate. Based on this assessment, the Company recorded a long-lived asset impairment charge of $1.3 million to cost of revenue during the second quarter of 2008. This $1.3 million impairment charge was reflected on the Company’s balance sheets as a reduction in the carrying value of the long-lived assets.

The Company determined that equipment used in the production of a particular silicon device was impaired based on sales expectations for this device. As a result, the Company recorded a long-lived asset impairment charge of $199,000 to cost of revenue for these assets, and reduced the carrying value of the associated assets during the second quarter of 2008.

During the second quarter of 2008 the Company decided to outsource its silicon design implementation activity while retaining core competencies in-house. See Note 14. As a result of this decision, the Company determined that it had unutilized EDA licenses, recorded a long-lived asset impairment charge of $468,000 within operating expenses and reduced the carrying value of the related assets as of June 29, 2008.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue by product line(1):
New products	$2,564	$611	$5,162	$1,217
Mature products	4,591	4,376	8,915	7,882
End-of-life products	1,588	3,418	5,689	5,548
Total revenue	$8,743	$8,405	$19,766	$14,647

(1)    For all periods presented: New products include ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II products; mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue by geography:
United States	$3,148	$3,808	$7,691	$6,898
Europe	1,376	1,709	3,145	2,546
Taiwan	1,917	301	3,976	589
Japan	684	748	1,558	1,358
China	940	470	2,176	801
Rest of North America	172	1,265	557	2,252
Rest of Asia Pacific	506	104	663	203
Total revenue	$8,743	$8,405	$19,766	$14,647

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Distributor “A”	11%	20%	14%	20%
Distributor “B”	*	18%	13%	18%
Customer “A” – OEM	21%	*	19%	*
Customer “B” – OEM	17%	11%	12%	12%
Customer “C” – OEM	*	12%	*	12%

* Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	June 29, 2008	December 30, 2007
Distributor “A”	15%	31%
Distributor “C”	14%	*
Customer “A” – OEM	14%	22%
Customer “D” – OEM	11%	*
Customer “E” – OEM	10%	*

* Represents less than 10% of accounts receivable as of the date presented.

As of June 29, 2008, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. The Company has retained its core competencies and does not expect this change to have a material impact on its product introduction schedules for 2008. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide.  On June 3, 2008, the Company announced the completion of its CSSP focused operational realignment which included a 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment is to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. In connection with this decision, the Company recorded a $452,000 restructuring charge for employee severance benefits. As of June 29, 2008, the Company has paid in cash $150,000 of these benefits, has $302,000 of restructuring costs recorded as other liabilities on the balance sheet and anticipates that final payments will be made by the end of fiscal 2008.

Note 15—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 29, 2008 and December 30, 2007, the Company had $1.6 million and $4.3 million, respectively, of outstanding commitments for the purchase of wafer inventory.

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through March 2009 with an option to renew. We have sub-let approximately 8,000 square feet of this facility through March 2009. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan; and London, England. We believe that our existing facilities are adequate for our current needs. Total rent expense, net of sublease income, for the second quarter of 2008 and 2007 was approximately $180,000 and $215,000, respectively, and rent expense for the first half of 2008 and 2007 was approximately $360,000 and $440,000, respectively.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

Note 17—Shelf Registration Statement

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

Note 18—Subsequent Events

The Company’s loan agreement with Silicon Valley Bank was amended on July 31, 2008 to extend the available draw date for both the revolving line of credit and equipment line of credit and to waive the tangible net worth covenant through August 31, 2008. The Company is in the process of amending its credit agreement with Silicon Valley Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, and the effect of our end-of-life products, (3) our liquidity, (4) our gross profit and factors that affect gross profit, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2008 and with our condensed unaudited consolidated financial statements and notes thereto for the quarter ended March 30, 2008 found in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the conversion of CSSP design opportunities into revenue, (2) the commercial and technical success of our CSSPs and new products such as ArcticLink™ and PolarPro®, (3) the liquidity required to support our future operating and capital requirements, (4) our successful introduction of products and CSSPs incorporating emerging technologies or standards, (5) limited visibility into demand for our products including demand from significant customers or for new products, (6) our ability to accurately estimate quarterly revenue and (7) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fabless semiconductor company that operates in a single industry segment where we design, market and support CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware. Our new product family includes ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II; our mature product family includes pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI. We develop CSSPs using our ArcticLink and PolarPro solution platforms.

Customer Specific Standard Products, or CSSPs, are customer specific complete solutions that include our silicon solution platform, proven system blocks, custom logic and software drivers. Our ArcticLink and PolarPro solution platforms are standard silicon products and must be programmed to be effective in a system. Our proven system blocks range from intellectual property, or IP, which improves video images to IP which implements commonly used mobile system interfaces, such as secure digital input output, or SDIO, or universal serial bus 2.0 on-the-go, or USB 2.0 OTG. We provide complete solutions by selecting the appropriate solution platform and proven system blocks, providing custom logic, integrating logic, programming the device and providing software drivers required for the customers’ application.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific low power application markets that have similar differentiated IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for the ability to provide a range of products from a single platform and the flexibility to address specific product requirements. Market leading companies seek to develop product platforms from which several products can be introduced. For example, multimedia phone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These customers value our ability to provide a range of products from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

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

•                  Reduced Design Expense and Risk – we provide proven system blocks addressing a range of video, network, storage and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

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

We offer a range of CSSPs built on our PolarPro and ArcticLink solutions platforms. Our PolarPro architecture provides low power consumption and a cost effective device for pure digital applications. CSSPs developed using our PolarPro solution implement proven system blocks and custom logic in programmable fabric. Based on our engineering analysis of portable media player applications, we believe designers using PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

We started shipping CSSPs based on our ArcticLink architecture in 2007. ArcticLink solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, lower cost PCB interconnect and reduced signal noise. Adding hard-wired IP enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements.

We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

•                  Cellular – including multimedia and smartphones;

•                  Consumer Electronics – including personal media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices; and

•                  Computing – including ultra mobile PCs, or UMPCs, mobile internet devices, or MIDS, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband data cards.

Examples of how existing and potential customers benefit from CSSPs are:

•                  Multimedia Phones – we have been marketing our recently announced Visual Enhancement Engine, or VEE™, a proven system block built upon an IP core we licensed, to enable improved video image, color, contrast and resolution with longer battery life;

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

We sell programmed and unprogrammed products through distributors and directly to OEMs. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we sell a significant portion of our products through distributors who earn a negotiated margin on the sale of our products. We defer recognition of income from sales of unprogrammed products to distributors, other than end-of-life products, until after they have sold our products to systems manufacturers. We recognize revenue on programmed products and certain unprogrammed products, for which the price is fixed or determinable and there are no return privileges, at the time of shipment to our distributors. During the first half of 2008 and 2007, approximately 73% and 60%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 46% and 60% during the first half of 2008 and 2007, respectively.

Two distributors, Avnet, Inc. and Future Electronics, accounted for 14% and 13% of revenue in the first half of 2008. These distributors accounted for 20% and 18% of revenue in the first half of 2007. We anticipate that a limited number of distributors will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 61% and 53% of our revenue in the first half of 2008 and 2007, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

We outsource the wafer manufacturing, assembly and testing of all of our products. We currently rely upon Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, Tower, Kawasaki Microelectronics, Inc. and Samsung Semiconductor, Inc. to manufacture our products, and we rely upon Amkor Technology, Inc. and Unisem (M) Berhad to assemble, test and program our products. Our wafer suppliers’ lead times are often as long as three months and sometimes longer. In addition, Tower requires us to provide them with a monthly wafer start forecast. Under the terms of our agreement with Tower, our ability to increase or decrease our wafer forecast is limited and we are committed to take delivery of and pay for a minimum portion of the forecasted wafer volume. Our long manufacturing cycle times are at odds with our customers’ desire for short delivery lead times and, as a result, we typically purchase wafers based on our internal forecasts of customer demand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	45.5	47.3	46.7	64.0
Long-lived asset impairment	17.7	—	7.8	—
Gross profit	36.8	52.7	45.5	36.0
Operating expenses:
Research and development	29.8	27.8	27.5	31.6
Selling, general and administrative	45.4	52.2	42.0	61.3
Long-lived asset impairment	5.4	—	2.4	—
Restructuring costs	5.2	—	2.3	—
Loss from operations	(49.0)	(27.3)	(28.7)	(56.9)
Write-down of marketable securities	(4.7)	—	(2.1)	—
Interest expense	(0.8)	(0.9)	(0.7)	(1.1)
Interest income and other, net	0.3	3.8	0.7	3.9
Loss before income taxes	(54.2)	(24.4)	(30.8)	(54.1)
Provision for income taxes	—	0.3	0.2	0.3
Net loss	(54.2)%	(24.7)%	(31.0)%	(54.4)%

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue by product line (2) (in thousands):
New products	$2,564	$611	$5,162	$1,217
Mature products	4,591	4,376	8,915	7,882
End-of-life products	1,588	3,418	5,689	5,548
Total revenue	$8,743	$8,405	$19,766	$14,647

(1) The second quarter of 2008 and 2007 includes $172,000 and $759,000 of costs for the write-down of inventories and related charges, which represents 2.0% and 9.0% of revenue, respectively. The first half of 2008 and 2007 includes $1.1 million and $3.2 million of costs for the write-down of inventories and related charges, which represents 5.7% and 22.0% of revenue, respectively.

(2) For all periods presented:  New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

Three Months Ended June 29, 2008 and July 1, 2007

Revenue.  Our revenue for the second quarter of 2008 was $8.7 million, representing an increase of approximately $340,000, or 4.0%, from revenue of $8.4 million in the second quarter of 2007. The increase in revenue was primarily due to an increase in new and mature product revenue, partially offset by a decline in end-of-life product revenue. Our new product revenue increased by $2.0 million, primarily due to higher demand in Asia from a PND manufacturer purchasing CSSPs based on our PolarPro solution platform. This customer contributed $1.9 million of revenue in the second quarter of 2008 and minimal revenue in the second quarter of 2007. Our mature product revenue increased by approximately $220,000 primarily due to an increase in pASIC 3 product revenue. One international OEM customer, purchasing primarily our pASIC 3 devices, accounted for 17% and 11% percent of revenue in the second quarter of 2008 and 2007, respectively. Our end-of-life product revenue decreased by $1.8 million, primarily due to a $1.3 million decrease in demand for V3 products and a $430,000 decrease in demand for pASIC 1 and pASIC 2 products.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our revenue for the second quarter of 2008 was 20.7% lower sequentially, decreasing by approximately $2.3 million to $8.7 million from $11.0 million in the first quarter of 2008. This sequential revenue decline was primarily due to a $2.5 million decline in demand for end-of-life products, partially offset by an increase in demand for mature products. End-of-life product revenue declined primarily due to the timing of end-of-life demand and included a $2.0 million decrease in QuickPCI product revenue and a $520,000 decrease in pASIC 1 and pASIC 2 product revenue. Our mature product revenue increased by approximately $270,000 primarily due to increased demand for pASIC 3 and QuickRAM products.

Our current expectation is that revenue will decline sequentially in the third quarter of 2008 due to further declines in demand for end-of-life products and lower demand from a PND OEM purchasing new products. We first sold prototype quantities to this PND manufacturer in the second quarter of 2007; at that time this customer planned to redesign two of their models to use a different embedded processor. As a result of this redesign, demand for new products is expected to decline sequentially in the third quarter of 2008. We have ongoing revenue with this customer in other PND models and continue to win new designs with this customer. We believe that our ability to maintain or grow our total revenue after the third quarter will primarily depend on our ability to grow our new product revenue, especially revenue from CSSPs designed using our ArcticLink and PolarPro solution platforms and the development of additional new products and CSSPs. If new product revenue does not grow to offset expected declines in our end-of-life and mature product revenue, our profitability and financial condition will be affected.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as VEE and boot from managed NAND, or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit.  Gross profit was $3.2 million and $4.4 million in the second quarter of 2008 and 2007, respectively, which represented 36.8% and 52.7% of revenue for those periods. The $1.2 million decline in gross profit was primarily due to a $1.5 million long-lived asset impairment charge associated with the write-down of prepaid wafer credits and certain assets used in production. Changes in product mix and cost also lowered gross profit by $760,000. These amounts were partially offset by higher revenue which contributed $270,000 of additional gross profit, lower unabsorbed overhead of approximately $460,000 and a decrease in the write-down of inventories and related charges of $410,000. During the second quarter of 2008, the Company recorded inventory related charges totaling $172,000, or 2.0% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and cost of revenue was reduced by $150,000, or 1.7% of revenue, through the sale of inventories that were previously written down.

Research and Development Expense.  Research and development expense was $2.6 million and $2.3 million in the second quarter of 2008 and 2007, respectively, which represented 29.8% and 27.8% of revenue for those periods. The increase of approximately $270,000 was primarily due to higher project specific expenses. We believe that investments in product and intellectual property development are essential for us to remain competitive in the markets we serve. We expect that our development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

In the second quarter of 2008, we established a plan to outsource certain development functions that were previously performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model was implemented by the second quarter of 2008. As a result of this decision, our research and development staffing in Toronto, Canada was reduced. We also reduced other development expenses in the quarter as we realigned resources throughout the Company with our expected revenue outlook. We retained our core competencies and do not expect this change to have a material adverse impact on our product introduction schedules for 2008. We believe this realignment of resources will lower our development expense per project, lower fixed costs, reduce our cash consumption and lower our break-even revenue level, enable a more rapid return to profitability and profit scalability, and allow room for discretionary spending in response to market demands.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Selling, General and Administrative Expense.  Selling, general and administrative expense was $4.0 million and $4.4 million for the second quarter of 2008 and 2007, respectively, which represented 45.4% and 52.2% of revenue for those periods. The decrease of approximately $420,000 in selling, general and administrative expense was primarily due to a $210,000 decrease in outside service expenses such as recruiting and temporary help, a $110,000 decrease in bad debt expense and lower occupancy and travel costs.

Long-Lived Asset Impairment.  In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses.

Restructuring Costs.  In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits; these benefits are expected to be paid by the end of fiscal 2008.

Write-down of Marketable Securities.  In the second quarter of 2008, we determined that our investment in Tower had suffered a decline in value that was “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the second quarter of 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the Tower ordinary shares was $0.86 per share as of the end of the second quarter of 2008.

Interest Expense.  Interest expense of $72,000 in the second quarter of 2008 was flat compared with $72,000 in the second quarter of 2007.

Interest Income and Other, Net.  Interest income and other, net decreased to $30,000 of income for the second quarter of 2008 as compared to $317,000 of income for the second quarter of 2007. The $287,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower average cash balances and interest rates and a gain on sale of test equipment recorded in the prior year.

Provision for Income Taxes.  For the second quarter of 2008 and 2007, we incurred a net loss of $4.7 million and $2.1 million, respectively. We recorded a provision for income taxes of zero and $27,000 for the second quarter of 2008 and 2007, respectively. The provision for income taxes for the second quarter of 2007 consisted primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Stock-Based Compensation.  For the second quarter of 2008 and 2007, stock-based compensation totaled $917,000 and $428,000, respectively, and was included in the statements of operations as follows (in thousands):

	Three Months Ended
	June 29, 2008	July 1, 2007

Cost of revenue	$106	$54
Research and development	196	94
Selling, general and administrative	615	280
Total	$917	$428

The amount of stock-based compensation included in inventories at the end of the second quarter of 2008 and 2007 was not material.

The increase in stock-based compensation was primarily due to the issuance of fully vested RSUs in lieu of cash compensation in the second quarter of 2008. Total stock-based compensation related to fully vested RSUs was $570,000 for the second quarter of 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended June 29, 2008 and July 1, 2007

Revenue.  Our revenue for the first half of 2008 was $19.8 million, representing an increase of $5.1 million, or 34.9%, from revenue of $14.6 million in the first half of 2007. Revenue from new products, mature products and end-of-life products each increased compared to the first half of 2007. Our new product revenue increased by $3.9 million, primarily due to higher demand in Asia from a PND manufacturer that purchases CSSPs based on our PolarPro solution platform. Our mature product revenue increased by $1.0 million primarily as a result of higher demand for pASIC 3 devices. Our end-of-life product revenue increased by approximately $140,000 primarily due to changes in demand for end-of-life products. Revenue from QuickPCI and QuickMIPS products increased by $1.9 million and $410,000, respectively, and was partially offset by $1.9 million of lower V3 product revenue and $300,000 of lower pASIC 1 and pASIC 2 product revenue.

Gross Profit.  Gross profit was $9.0 million and $5.3 million in the first half of 2008 and 2007, respectively, which represented 45.5% and 36.0% of revenue for those periods. The $3.7 million increase in gross profit was primarily due to higher revenue and change in product mix and cost, which contributed $2.5 million, a decrease in the write-down of inventories and related charges of $1.9 million and lower unabsorbed overhead of approximately $1.0 million due to higher production volumes, partially offset by a $1.5 million long-lived asset impairment charge associated with the write-down of prepaid wafer credits and certain assets used in production. During the first half of 2008, the Company recorded inventory related charges totaling $1.1 million, or 5.7% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and cost of revenue was reduced by $380,000, or 1.9% of revenue, through the sale of inventories that were previously written down.

Research and Development Expense.  Research and development expense was $5.4 million and $4.6 million in the first half of 2008 and 2007, respectively, which represented 27.5% and 31.6% of revenue for those periods. The increase of approximately $800,000 was primarily due to higher project specific expenses of $450,000 and $280,000 of higher expenses due to the allocation of resources to development activities. We believe that investments in product and  intellectual property development are essential for us to remain competitive in the markets we serve. We expect that our development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $8.3 million and $9.0 million for the first half of 2008 and 2007, respectively, which represented 42.0% and 61.3% of revenue for those periods. The $690,000 decrease in selling, general and administrative expense was primarily due to a $480,000 reduction in outside service expenses such as legal and recruiting costs and lower travel and occupancy costs.

Long-Lived Asset Impairment.  In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses.

Restructuring Costs.  In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed costs; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits; these benefits are expected to be paid by the end of fiscal 2008.

Write-down of Marketable Securities.  In the second quarter of 2008, we determined that our investment in Tower had suffered a decline in value that was “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the second quarter of 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the Tower ordinary shares was $0.86 per share as of the end of the second quarter of 2008.

Interest Expense.  Interest expense decreased to $143,000 for the first half of 2008 as compared to $157,000 for the first half of 2007. This $14,000 decline was primarily due to lower interest rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Interest Income and Other, Net.  Interest income and other, net decreased to $134,000 of income for the first half of 2008 as compared to $563,000 of income for the first half of 2007. The $429,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower average cash balances and lower interest rates.

Provision for Income Taxes.  For the first half of 2008 and 2007, we incurred a net loss of $6.1 million and $8.0 million, respectively. We recorded a provision for income taxes of $34,000 and $42,000 for the first half of 2008 and 2007, respectively, which consisted primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Stock-Based Compensation.  For the first half of 2008 and 2007, stock-based compensation totaled $1.6 million and $809,000, respectively, and was included in the statements of operations as follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007

Cost of revenue	$171	$109
Research and development	354	179
Selling, general and administrative	1,057	521
Total	$1,582	$809

The increase in stock-based compensation was primarily due to the issuance of fully vested RSUs in lieu of cash compensation in the second quarter of 2008. Total stock-based compensation related to fully vested RSUs was $570,000 for the first half of 2008.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of June 29, 2008, our principal sources of liquidity consisted of our cash and cash equivalents of $19.0 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $5.0 million, available credit under our equipment line of credit of approximately $870,000, and our investment in Tower with a market value of approximately $1.2 million. We intend to hold 450,000 shares in Tower, valued at $387,000 as of the end of the second quarter of 2008, in order to obtain preferred wafer pricing from Tower. Pursuant to SFAS 157, the fair value of our cash equivalents and marketable securities as of June 29, 2008 was determined based on “Level 1” inputs as described in Note 8 to our consolidated financial statements.

As of June 29, 2008, our interest-bearing debt consisted of $2.5 million outstanding from Silicon Valley Bank and $1.3 million outstanding under capital leases. Our accumulated deficit was $144.8 million as of June 29, 2008. Capital expenditures, which are largely driven by the development of new products and manufacturing activity, could be up to $1.5 million in the next twelve months.

In June 2006, we entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the agreement included a $5.0 million revolving line of credit that was available through June 2008 and an additional $2.0 million of borrowing capacity under an equipment line of credit that was available to be drawn against through June 2007. Advances under the equipment line of credit are repaid in either 30 or 36 equal monthly installments, depending upon the nature of the items financed. The agreement was amended in June 2007 to include an additional $2.5 million of borrowing capacity under the equipment line of credit that was available to be drawn against through June 2008. The agreement was amended in June 2008 to extend the available draw date for both the revolving line of credit and equipment line of credit and to waive the tangible net worth covenant through July 31, 2008. The agreement was amended in July 2008 to further extend the available draw date and waive the tangible net worth covenant through August 31, 2008.  See Note 18 to our consolidated financial statements. Future advances against the equipment line of credit will be repaid in 36 equal monthly installments. As of June 29, 2008, we had no balances outstanding under the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

revolving line of credit, $2.5 million outstanding under the current and previous equipment lines of credit and $870,000 available to be drawn against future equipment purchases. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, except as noted above, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of the end of the current reporting period.

Net cash from operating activities

Net cash used for operating activities was $367,000 in the first half of 2008. The Company’s net loss of $6.1 million, excluding non-cash charges of $6.5 million, provided $408,000 of cash flow. This was reduced by $775,000 for changes in working capital accounts. The non-cash charges included $2.0 million of long-lived asset impairment, stock-based compensation of $1.6 million, depreciation and amortization of $1.2 million, write-down of inventories of $1.1 million, write-down of marketable securities of $417,000 and decrease in wafer credits of $148,000.  Changes in working capital accounts used cash  as a result of a decrease in accounts payable of $2.7 million due to timing of expenditures and purchases of inventories and a decrease in deferred income and royalty revenue of $210,000. These cash uses were partially offset by a decrease in inventories of $1.7 million, decrease in other assets of $305,000 and a decrease in accounts receivable of $208,000.

Net cash used for operating activities was $4.3 million in the first half of 2007. The cash used for operating activities resulted primarily from a net loss of $8.0 million, which included $6.1 million of non-cash charges. These non-cash charges included the write-down of inventories of $3.2 million, depreciation and amortization of $1.6 million, stock-based compensation of $809,000, decrease in wafer credits of $454,000 and bad debt reserves of $153,000. In addition, changes in working capital accounts used cash in the amount of $2.5 million primarily as a result of a $2.6 million decrease in accounts payable due to timing of expenditures and purchases of inventories, a $254,000 decrease in accrued liabilities and a $108,000 decrease in deferred income and royalty due primarily to royalty revenue recognized under the Aeroflex agreement. These uses of cash were partially offset by a $245,000 decrease in prepaid expenses and a $220,000 decrease in inventories.

Net cash from investing activities

Net cash used for investing activities for the first half of 2008 and 2007 was $363,000 and $450,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products and solutions.

Net cash from financing activities

Net cash used for financing activities was $1.1 million for the first half of 2008, resulting from scheduled payments of $1.2 million under the terms of our debt and capital lease obligations, partially offset by $109,000 in proceeds related to the issuance of common shares to employees under our equity plans.

Net cash used for financing activities was $9,000 for the first half of 2007, resulting from scheduled payments of $1.2 million under the terms of our debt and capital lease obligations, partially offset by $772,000 in proceeds related to the issuance of common shares to employees under our equity plans and $442,000 in proceeds from borrowings under our equipment line of credit.

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, for the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $1.5 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors” section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 29, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$746	$655	$91	$—
Wafer purchases (1)	1,593	1,593	—	—
Other purchase commitments	1,638	1,638	—	—
Total contractual cash obligations	3,977	3,886	91	—

Other commercial commitments (2):
Notes payable to bank	2,514	1,404	1,110	—
Capital lease obligations	1,263	880	383	—
Total commercial commitments	3,777	2,284	1,493	—
Total contractual obligations and commercial commitments (3)	$7,754	$6,170	$1,584	$—

(1)    Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.6 million include both firm purchase commitments and a portion of our forecasted wafer starts as of June 29, 2008.

(2)    Other commercial commitments are included as liabilities on our balance sheet as of June 29, 2008.

(3)    Does not include unrecognized tax benefits of $64,000 as of June 29, 2008.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact this SFAS 162 will have on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

In April 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects that SFAS 161 will have on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,”  or SFAS 160, which establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements; and (2) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. SFAS 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, valuation of inventories including identification of excess quantities, market value and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the SEC on March 11, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. At June 29, 2008, our portfolio of investments was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of June 29, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 26% and 23% of total operating expenses for the first half 2008 and 2007, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $430,000 in the first half of 2008.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. At June 29, 2008, our Tower investment was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $417,000 in the second quarter of 2008 and by $13.7 million between 2001 and 2005. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. A market value fluctuation of 10% would have a $120,000 impact on the write-down of marketable securities as of June 29, 2008.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

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

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008 and our quarterly report on Form 10-Q for the period ended March 30, 2008, filed with the SEC on May 8, 2008. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We are transitioning to becoming a supplier of CSSPs that addresses the mobile market from being a broad-based supplier of FPGA devices. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, and are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters to offset the expected declines in other areas of our business. Mobile product life cycles are short, and we must replace revenue lost at the end of these product life cycles with sales from new design wins. In addition, we currently expect a decline in revenue from our end-of-life products as well as revenue from our mature products due to the stage of our customers’ product life cycles.

The generation of revenue from mobile market design opportunities is influenced by a number of factors, such as our ability to supply solutions that meet customers’ cost targets and performance requirements, the value and price of our solutions relative to competing solutions, our customers’ decisions whether to produce in volume the products utilizing our solution, the timing of our customers’ product introduction dates, the market success of our customers’ products and general economic conditions. If these design opportunities result in revenue that is later or significantly lower than we expect, our results of operations and financial condition will be adversely affected.

If we fail to successfully develop, introduce and sell CSSPs and new products, we may be unable to compete effectively in the future

We have focused the development and marketing of our CSSPs to address the needs of OEMs and ODMs that offer differentiated mobile products such as personal navigation devices, multimedia phones, portable media players, data cards and wireless hard disk drives. These are new customers and markets for us and we currently have a small customer base for CSSPs. While we believe that this business will provide long-term revenue growth for our Company, there is no assurance when this will occur.

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

 The growth of our CSSP business needs to be strong enough to offset revenue declines in other areas of our business. We have announced an end-of-life for several products, due primarily to certain suppliers’ decisions to stop manufacturing these products. End-of-life products contributed $5.7 million, or 29% of revenue, in the first half of 2008 and $5.5 million, or 38% of revenue, in the first half of 2007. We currently do not expect these devices to contribute significant revenue after the third quarter of 2008. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our end-of-life products, our mature products and the effect of short mobile product life cycles, there is no assurance when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of additional new products and solutions.

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

We may not have the liquidity to support our future operations and capital requirements

At June 29, 2008, our cash and cash equivalents balance was $19.0 million and our interest-bearing debt consisted of $2.5 million outstanding from Silicon Valley Bank and $1.3 million outstanding under capital leases. In June 2008, we amended our credit facility with Silicon Valley Bank and at June 29, 2008, we had $5.0 million available to borrow under our revolving credit facility and $870,000 available to borrow under our equipment line of credit under the amended agreement.

At June 29, 2008, we held 1,344,543 Tower ordinary shares, valued at approximately $1.2 million based upon the market closing price of $0.86 per share at the end of the reporting period. Our ability to continue to obtain preferred pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

While our primary investment object is the preservation of cash and our portfolio is comprised of securities with active secondary and resale markets, any investment is subject to a degree of interest rate and liquidity risk. Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $1.5 million in the next twelve months. At the end of the second quarter of 2008, we had commitments to purchase $1.6 million of wafer inventory.

As a result of potential investments, expected revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our ArcticLink and PolarPro solution platforms and products currently under development, to generate positive cash flow. In addition, our new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the competitive and cost-sensitive markets that we have targeted and the larger order quantities associated with these applications. Our current expectation is that revenue will decline sequentially in the third quarter of 2008 due largely to a decline in demand for end-of-life products and due to a decline in demand from one new product customer. Based on our current expectations for revenue, gross profit and expense levels, we have sufficient liquidity for the next twelve months. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may have to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

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

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. We sell programmers to customers that are supplied by a single source. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms. We have announced an end-of-life for several products, due primarily to certain suppliers’ decisions to stop manufacturing these products. End-of-life products contributed $1.6 million, or 18% of revenue, in the second quarter of 2008. We currently do not expect these devices to contribute significant revenue after the third quarter of 2008.

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

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products and Tower’s ability to remain in compliance with Nasdaq listing standards. If Tower does not remain in compliance with Nasdaq listing standards, the liquidity of our investment may be adversely affected. We wrote down the Tower shares due to an “other than temporary” decline in their market value by $417,000 in the second quarter of 2008 and $13.7 million between fiscal 2001 and 2005. Additionally, we determined that the fair value of our wafer credits was deemed to be impaired, and recorded a $1.3 million charge during the second quarter of 2008. At the end of the second quarter of 2008, the value of our Tower investment was $1.2 million and the value of our wafer credits recorded on our balance sheet was $1.1 million.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. In the first half of 2008, we wrote down approximately $1.1 million of inventories due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2007, 2006 and certain years prior to 2005. Our accumulated deficit as of June 29, 2008 was $144.8 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $6.1 million in the first half of 2008, and we may not return to profitability in any future periods.

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

•                  our ability to obtain capital, debt financing and insurance on commercially reasonable terms; and

•                  the impact of restructuring activities.

During the second quarter we realigned our resources to be consistent with our CSSP business model and incurred restructuring costs. The intent of the realignment is to lower our fixed costs, reduce spending, provide a faster return to profitability, enable us to scale profits with revenue growth and provide the room to make discretionary expenditures in response to market opportunities. The realignment includes outsourcing some development functions to lower our per project development expense. The restructuring costs adversely affected our second quarter financial performance. The restructuring costs we recorded in the second quarter of 2008 are only an estimate of charges and actual amounts may differ. While we believe the realignment enables us to accomplish our business objectives, the realignment could be disruptive to our business and cause actual results to differ from our expected results.

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

The market price of our common stock may fluctuate significantly and could lead to securities litigation

Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Our stock is thinly traded and the decisions by significant shareholders to acquire or dispose of our stock can have a material impact on our stock price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the subject of similar litigation. Securities litigation could result in substantial costs and divert management’s attention.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported financial results or how we conduct our business

Generally accepted accounting principles are promulgated by, and are subject to the interpretation of the FASB and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 22, 2008.  The following matters were voted upon at the meeting:

(i)                          The following nominees were elected to hold office as a Class III director until 2011:

Nominee	Votes For	Votes Withheld
E. Thomas Hart	26,054,425	421,278
Christine Russell	25,965,151	510,552
Hide L. Tanigami	25,585,276	890,427

Michael J. Callahan, Arturo Krueger and Gary H. Tauss will continue to serve as directors. Additionally on April 22, 2008, the Board of Directors, upon recommendation by the Nominating and Corporate Governance Committee, appointed Michael R. Farese to serve as a Class I director of the Company and member of the Nominating and Corporate Governance Committee.

(ii)                       The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm of QuickLogic for the fiscal year ending December 28, 2008.

Votes For	26,329,936
Votes Against	53,098
Abstentions	92,668

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.19	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: August 7, 2008	Carl M. Mills
Vice President, Finance and Chief Financial Officer
(as Principal Accounting and Financial Officer and on behalf of
Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.19	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)         Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)         Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.