Form 10-Q
period 2008-09-28
QUICKLOGIC CORPORATION
filed 2008-11-06
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of November 3, 2008, 29,782,785 shares of the registrant’s common stock were outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 28, 2008

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Revenue	$6,230	$9,025	$25,996	$23,672
Cost of revenue	2,778	4,314	12,018	13,690
Long-lived asset impairment	—	—	1,545	—
Gross profit	3,452	4,711	12,433	9,982
Operating expenses:
Research and development	1,354	2,342	6,785	6,968
Selling, general and administrative	2,666	3,953	10,956	12,933
Long-lived asset impairment	—	—	468	—
Restructuring costs	—	—	452	—
Loss from operations	(568)	(1,584)	(6,228)	(9,919)
Write-down of investment in Tower Semiconductor Ltd.	—	—	(417)	—
Interest expense	(59)	(69)	(202)	(226)
Interest income and other, net	(46)	189	88	752
Loss before income taxes	(673)	(1,464)	(6,759)	(9,393)
Provision for (benefit from) income taxes	(58)	29	(24)	71
Net loss	$(615)	$(1,493)	$(6,735)	$(9,464)

Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.23)	$(0.33)
Diluted	$(0.02)	$(0.05)	$(0.23)	$(0.33)

Weighted average shares:
Basic and diluted	29,772	29,116	29,589	28,966

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 28, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$18,833	$20,868
Short-term investment in Tower Semiconductor Ltd.	519	1,279
Accounts receivable, net	2,279	2,634
Inventories	2,457	5,770
Other current assets	919	1,607
Total current assets	25,007	32,158
Property and equipment, net	4,013	5,877
Investment in Tower Semiconductor Ltd.	261	644
Other assets	1,027	2,745
TOTAL ASSETS	$30,308	$41,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$—
Trade payables	1,453	4,207
Accrued liabilities	2,009	2,228
Deferred revenue less cost of revenue	239	516
Deferred royalty revenue	—	431
Current portion of debt and capital lease obligations	764	2,497
Total current liabilities	6,465	9,879

Long-term liabilities:
Debt and capital lease obligations, less current portion	186	2,527
Total liabilities	6,651	12,406

Commitments and contingencies (see Note 15) and litigation (see Note 16)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,783 and 29,390 shares issued and outstanding, respectively	30	29
Additional paid-in capital	169,397	167,298
Accumulated other comprehensive income (loss)	(376)	350
Accumulated deficit	(145,394)	(138,659)
Total stockholders’ equity	23,657	29,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,308	$41,424

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(6,735)	$(9,464)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,717	2,292
Gain on sale of equipment	—	(95)
Write-off of long-lived assets	45	7
Stock-based compensation	1,971	1,261
Decrease in wafer credits from Tower Semiconductor Ltd.	254	681
Write-down of inventories	1,331	3,533
Long-lived asset impairment	2,013	—
Write-down of marketable securities	417	—
Bad debt expense	44	163
Changes in assets and liabilities:
Accounts receivable	311	93
Inventories	1,982	693
Other assets	725	714
Trade payables	(2,697)	(1,965)
Accrued liabilities	(219)	182
Deferred income and royalty revenue	(708)	(405)
Net cash provided by (used for) operating activities	451	(2,310)

Cash flows from investing activities:
Capital expenditures for property and equipment	(541)	(1,021)
Proceeds from sale of equipment	—	95
Net cash used for investing activities	(541)	(926)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(4,074)	(1,896)
Proceeds from debt obligations	—	442
Proceeds from issuance of common stock	129	915
Proceeds from revolving line of credit	2,000	—
Net cash used for financing activities	(1,945)	(539)

Net decrease in cash and cash equivalents	(2,035)	(3,775)
Cash and cash equivalents at beginning of period	20,868	24,621
Cash and cash equivalents at end of period	$18,833	$20,846

Supplemental disclosures of cash flow information:
Interest paid	$210	$245
Income taxes paid	$9	$132

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net loss	$(615)	$(1,493)	$(6,735)	$(9,464)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(376)	484	(726)	108
Total comprehensive loss	$(991)	$(1,009)	$(7,461)	$(9,356)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. Operating results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal third quarter for 2008 and 2007 ended Sunday, September 28, 2008 and September 30, 2007, respectively.

Liquidity

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd. (“Tower”) and equity in the Company, the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the nine months ended September 28, 2008 from its disclosure in the Annual Report on Form 10-K for the year ended December 30, 2007, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the Securities Exchange Commission (“SEC”) on March 11, 2008.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of December 31, 2007, in cases where a market is not active. The Company has considered FSB No. 157-3 in its determination of estimated fair values as of September 28, 2008, and the impact was not significant.

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact SFAS 162 will have on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact FSP FAS 142-3 will have on its consolidated financial statements.

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

For the third quarter and first nine months of 2008 and 2007, approximately 7.3 million and 7.8 million shares, respectively, associated with stock-based awards outstanding and the estimated number of shares to be purchased under the offering period of the ESPP were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during this period.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company sold a portion of the Tower ordinary shares in fiscal year 2003.

During the second quarter of 2008, the Company wrote down the value of its investment in Tower shares by $417,000 due to an “other than temporary” decline in market value, to a carrying value of $0.86 per share. This determination included factors such as market value and the period of time that the market value had been below the carrying value. The Company also wrote down the Tower shares in periods prior to 2006 as a result of “other than temporary” declines in their market value. During the third quarter of 2008, the market value of Tower ordinary shares declined to $0.58 per share, and the resulting $376,000 reduction in value of the Company’s investment in Tower was reflected in accumulated other comprehensive loss on the unaudited consolidated balance sheet. The market value of Tower ordinary shares was $0.22 per share on October 31, 2008. If the value per share remains below $0.86 at the end of our fiscal fourth quarter, we may incur a charge for the “other than temporary” decline in market value since June 28, 2008.

Pursuant to SFAS 157, the fair value of the Company’s marketable securities as of September 28, 2008 was determined based on “Level 1” inputs as described in Note 8. As of September 28, 2008, the Company held 1,344,543 available-for-sale Tower ordinary shares. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the unaudited consolidated balance sheets. The remaining 894,543 shares are classified as a short-term investment on the unaudited consolidated balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of September 28, 2008, the prepaid wafer credit balance was $951,000 and these credits were recorded within long-term other assets on the unaudited consolidated balance sheets. Tower has guaranteed the Company capacity at Tower through at least 2010 and the credits can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5—Balance Sheet Components

	September 28, 2008	December 30, 2007
	(in thousands)
Inventories:
Raw materials	$75	$199
Work-in-process	2,052	4,714
Finished goods	330	857
	$2,457	$5,770

Other current assets:
Prepaid expenses	$747	$1,371
Other	172	236
	$919	$1,607

Property and equipment:
Equipment	$13,893	$14,979
Software	8,072	9,303
Furniture and fixtures	840	823
Leasehold improvements	800	803
	23,605	25,908
Accumulated depreciation and amortization	(19,592)	(20,031)
	$4,013	$5,877

Other assets:
Prepaid wafer credits	$951	$2,551
Other	76	194
	$1,027	$2,745

Accrued liabilities:
Employee related accruals	$1,284	$1,452
Other	725	776
	$2,009	$2,228

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	September 28, 2008	December 30, 2007
	(in thousands)

Debt and capital lease obligations:
Revolving line of credit	$2,000	$—
Notes payable to bank	—	3,278
Capital leases	950	1,746
	2,950	5,024
Current portion of debt and capital lease obligations	(2,764)	(2,497)
	$186	$2,527

Revolving Line of Credit and Notes Payable to Bank

Effective August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6.0 million revolving line of credit available through June 2010. Upon each advance the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. During the third quarter of 2008, the Company repaid notes payable of $2,514,000 and borrowed $2,000,000 of revolving debt through a prime rate plus one percent advance under its revolving line of credit (6% as of September 28, 2008).

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

At September 28, 2008, the prime rate under the credit facility was 5.00%. As of September 28, 2008 and December 30, 2007, zero and $1.8 million, respectively, of amounts outstanding under the equipment line of credit were classified as long-term obligations.

Capital Leases

In December 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million, prepaid maintenance of $256,000 and a capital lease obligation of $1.4 million. In the second quarter of 2008, the Company decided to outsource its physical silicon design activity. As a result of this decision, the Company determined that a portion of the capital asset was unutilized. As a result, the Company recorded a long-lived asset impairment of $468,000 for the unutilized portion. See Note 12. As of September 28, 2008, $901,000 was outstanding under the capital lease, $186,000 of which was classified as a long-term obligation.

In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of September 28, 2008, $49,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation.

In January 2006, the Company leased design software tools and related maintenance under a three year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement required the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset of $633,000, prepaid maintenance of $158,000 and a capital lease obligation of $791,000. There was no outstanding balance under the capital lease as of September 28, 2008.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Deferred Royalty Revenue

In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Incorporated (“Aeroflex”). Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of September 28, 2008 and December 30, 2007, the Company had classified as a current liability zero and $431,000, respectively, of deferred royalty revenue under this agreement. The Company recognized $420,000 and $520,000 of royalty revenue under the agreement in the first nine months of 2008 and 2007, respectively.

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

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of the end of the third quarter of 2008 consistent with the fair value hierarchy provisions of SFAS 157 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,256	$16,256	$—	$—
Investment in Tower Semiconductor Ltd.	780	780	—	—
Total assets	$17,036	$17,036	$—	$—

As of the end of the third quarter of 2008, the Company did not have any financial liabilities that are subject to the provisions of SFAS 157.

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

1999 Stock Plan

The 1999 Stock Plan (the “1999 Plan”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 28, 2008, approximately 16.3 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of September 28, 2008, approximately 7.2 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10—Stock-Based Compensation

The impact of SFAS 123(R) on the Company’s consolidated financial statements for the third quarter and first nine months of 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of revenue	$49	$67	$220	$176
Research and development	89	94	443	273
Selling, general and administrative	251	291	1,308	812
Total costs and expenses	$389	$452	$1,971	$1,261

The amount of stock-based compensation included in inventories as of September 28, 2008 and December 30, 2007 was not material.

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and rights to purchase shares under the Company’s ESPP, consistent with the provisions of SFAS 123(R). Using Black-Scholes requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company’s expected term of awards assumption is based primarily on its historical experience with similar grants. The Company’s expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company’s stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected life. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Expected term (years)	5.00	5.07	5.62	5.09
Risk-free interest rate	3.11%	4.51%	2.92%	4.62%
Expected volatility	50.68%	80.00%	52.68%	80.00%
Expected dividend	—	—	—	—

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•                  Expected volatility: The expected volatility is based on historical volatility of the Company’s common stock.

•                  Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The weighted average estimated fair value for options granted during third quarter of 2008 and 2007 was $0.74 and $2.35 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2008 and 2007 was $1.38 and $2.10 per option, respectively. As of the end of the third quarter of 2008, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.6 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of approximately 2.6 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for the first nine months of 2008:

Shares Available for Grant
(in thousands)
Balance at December 30, 2007	6,588
Authorized	1,470
Options granted	(248)
Options forfeited or expired	1,195
RSAs granted	(8)
RSUs granted	(339)
RSUs withheld for employee tax withholdings	109
RSUs forfeited or expired	353
Balance at September 28, 2008	9,120

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first nine months of 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2007	7,594	$4.72
Granted	248	2.72
Forfeited or expired	(1,195)	4.24
Exercised	(69)	1.57
Balance outstanding at September 28, 2008	6,578	$4.76	5.45	$—
Exercisable at September 28, 2008	4,792	$5.22	4.22	$—
Vested and expected to vest at September 28, 2008	6,106	$4.86	5.20	$—

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value based on the Company’s closing stock price of $1.03 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the third quarter of 2008 and 2007 was $7,000 and $55,000, respectively. The total intrinsic value of options exercised during the first nine months of 2008 and 2007 was $42,000 and $345,000 respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs and RSUs in 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. A summary of the Company’s RSA and RSU activity and related information for the first nine months of 2008 follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2007	937	$3.60
Granted, net of shares withheld for employee tax withholdings	238	2.14
Vested	(186)	2.01
Forfeited	(353)	3.57
Nonvested at September 28, 2008	636	$3.55

As of the end of the third quarter of 2008, the unrecognized stock-based compensation expense related to outstanding performance based RSUs, which are not currently expected to vest, was $2.3 million. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

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

The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the third quarter of 2008 and 2007 was $0.53 and $0.90 per right, respectively. The weighted average estimated fair value, as defined by SFAS 123(R) of rights issued during the first nine months of 2008 and 2007 was $0.53 and $0.88 per right, respectively. For the first nine months of 2008, 139,000 shares of common stock were purchased under the ESPP at $1.65 per share.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Expected term (months)	6.00	6.00	6.00	5.10
Risk-free interest rate	3.56%	5.00%	3.56%	5.00%
Expected volatility	49.57%	55.00%	49.57%	55.00%
Expected dividend	—	—	—	—

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•                  Expected volatility: The expected volatility is based on historical volatility of the Company’s common stock for the term of the purchase period.

•                  Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

As of the end of the third quarter of 2008, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $13,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 11—Income Taxes

In the third quarter of 2008, the Company recorded an income tax benefit of $58,000 which consisted primarily of a domestic tax benefit from refundable tax credits netted with income taxes on foreign operations. In the third quarter of 2007, the Company recorded income tax expense of $29,000 which consisted primarily of income taxes on foreign operations. In the first nine months of 2008, the Company recorded an income tax benefit of $24,000 which consisted primarily of a domestic tax benefit from refundable tax credits netted with income taxes on foreign operations. In the first nine months of 2007, the Company recorded income tax expense of $71,000 which consisted primarily of income taxes on foreign operations.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $64,000 and $78,000 of unrecognized tax benefits at September 28, 2008 and December 30, 2007, respectively. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is approximately $64,000 as of September 28, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2008, the Company had approximately $7,000 of accrued interest and penalties related to uncertain tax positions.

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

The Company did not incur long-lived asset impairment charges in the third quarter of 2008. During the second quarter of 2008, the Company recorded $2.0 million of long-lived asset impairment charges to cost of revenue for Tower prepaid wafer credits and certain assets used in production and to operating expenses for EDA software licenses. The Company evaluated the revenue potential of its products based on discussions with customers, review of actual sales levels and analysis of current and future design opportunities. Based on this evaluation, the Company determined that the future revenue outlook for products fabricated at Tower was lower than previously expected. Accordingly, the Company performed an impairment analysis on the prepaid wafer credits associated with these products. Factors considered in this analysis included the Company’s sales forecast of products to be manufactured at Tower, the timing and quantity of planned wafer purchases and general economic conditions.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A preliminary assessment, based on undiscounted cash flows, indicated that these assets were impaired. In order to determine the fair value of these assets, which are non-transferrable, the Company performed a probability-weighted assessment of expected wafer credit utilization and related cash flows, discounted using a risk-free interest rate. Based on this assessment, the Company recorded a long-lived asset impairment charge of $1.3 million to cost of revenue and reduced the carrying value of the prepaid wafer credits during the second quarter of 2008.

The Company determined that equipment used in the production of a particular silicon device was impaired based on sales expectations for this device. As a result, the Company recorded a long-lived asset impairment charge of $199,000 to cost of revenue for these assets, and reduced the carrying value of the associated assets during the second quarter of 2008.

 During the second quarter of 2008 the Company decided to outsource its physical silicon design activity while retaining core competencies in-house. See Note 14. As a result of this decision, the Company determined that it had unutilized EDA licenses, recorded a long-lived asset impairment charge of $468,000 within operating expenses and reduced the carrying value of the related assets during the second quarter of 2008.

Note 13—Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue by product line(1):
New products	$1,422	$1,620	$6,584	$2,837
Mature products	4,619	4,536	13,533	12,418
End-of-life products	189	2,869	5,879	8,417
Total revenue	$6,230	$9,025	$25,996	$23,672

(1)

For all periods presented: New products include ArcticLink, PolarPro, Eclipse™ II and QuickPCI® II products; mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue by geography:
United States	$1,955	$4,133	$9,646	$11,031
Europe	878	1,961	4,024	4,507
Taiwan	1,306	794	5,282	2,152
Japan	703	805	2,261	1,394
China	711	433	2,888	1,234
Rest of North America	87	386	642	2,638
Rest of Asia Pacific	590	513	1,253	716
Total revenue	$6,230	$9,025	$25,996	$23,672

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Distributor “A”	13%	24%	14%	22%
Distributor “B”	11%	16%	13%	17%
Customer “A” – OEM	13%	*	17%	11%
Customer “B” – OEM	28%	*	18%	*

* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	September 28, 2008	December 30, 2007
Distributor “A”	*	31%
Customer “A” – OEM	22%	22%
Customer “C” – OEM	13%	*
Customer “D” – OEM	11%	*
Customer “E” – OEM	10%	*

* Represents less than 10% of accounts receivable as of the date presented.

As of September 28, 2008, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside of the United States.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. The Company has retained its core competencies and does not expect this change to have a material impact on its product introduction schedules for 2008. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide.  On June 3, 2008, the Company announced the completion of its CSSP focused operational realignment which included a 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment is to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. In connection with this decision, the Company recorded a $452,000 restructuring charge for employee severance benefits in the second quarter of 2008. During the second and third quarter of 2008, the Company paid $150,000 and $195,000 of these benefits, respectively.  As of September 28, 2008, the Company has $107,000 of restructuring costs recorded as accrued liabilities on the unaudited consolidated balance sheet and anticipates that final payments will be made by the end of the first quarter in 2009.

Note 15—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 28, 2008 and December 30, 2007, the Company had $2.4 million and $4.3 million, respectively, of outstanding commitments for the purchase of wafer inventory.

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. During the third quarter of 2008, we extended the lease for this facility until December 2012. We have sublet approximately 8,000 square feet of this facility through March 2009. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan; and London, England. We believe that our existing facilities are adequate for our current needs. Total rent expense, net of sublease income, for the third quarter of 2008 and 2007 was approximately $130,000 and $225,000, respectively, and rent expense for the first nine months of 2008 and 2007 was approximately $490,000 and $665,000, respectively.

Note 16—Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. If a settlement does not occur and litigation against QuickLogic continues, the Company intends to defend the case vigorously.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, and the effect of our end-of-life products, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2008 and with our condensed unaudited consolidated financial statements and notes thereto for the quarters ended March 30, 2008 and June 29, 2008 found in our Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2008 and August 7, 2008, respectively.

The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) the conversion of CSSP design opportunities into revenue, (2) the adverse affects of the current financial crisis (3) the commercial and technical success of our CSSPs and new products such as ArcticLink™ and PolarPro®, (4) our ability to accurately estimate quarterly revenue, (5) the liquidity required to support our future operating and capital requirements, (6) our dependence upon single suppliers to fabricate and assemble our products, (7) our dependence on our relationship with Tower, and (8) our successful introduction of products and CSSPs incorporating emerging technologies or standards.  Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific low power application markets that have similar differentiated IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for the ability to provide a range of products from a single platform and the flexibility to address specific product requirements. Market leading original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, seek to develop product platforms from which several products can be introduced. For example, multimedia phone companies may plan to introduce products offering mobile TV, WiMAX, Bluetooth 2.1 and USB 2.0 OTG. These customers value our ability to provide a range of products from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.  In addition to CSSPs, we sell products to industrial, military and other customers who do their own selection and integration of IP cores and add software drivers to their application. We market FPGAs, IP cores and software drivers to these customers, who value the low power consumption, reduced development risk through the use of proven IP cores, fast time-to-market, high IP security, instant-on and reliability of our devices.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

•                  Small Form Factor – we manufacture single chip solutions in packages as small as 5x5 millimeters,  wafer level, chip scale packaging , or WLCSP,  and known good die;

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

We started shipping CSSPs based on our ArcticLink architecture in 2007. ArcticLink solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, lower cost PCB interconnect and reduced signal noise. Adding hard-wired IP enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for a particular customer or market requirements.

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

•                  Smartphones – our solutions enable the simultaneous display of video on the handset and an external display;

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

•                  Personal Navigation Devices –our solutions allow the incorporation of the latest storage technology, managed NAND, and access to the latest high capacity SD cards and SDIO based peripherals;

•                  Portable Media Players –our solutions allow a processor to access and efficiently control a micro hard disk drive;

•                  Wireless Hard Disk Drives –our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life;

•                  Handheld POS Terminals –our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets as well as storage connectivity; and

•                  Cellular Data Cards –our solutions provide the lowest power interface between a cellular radio and a laptop card slot.

Our CSSPs and new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test, and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We partner with companies that are experts in certain technologies. For instance, we licensed elements of our VEE technology from Apical Limited, a U.K. company that markets enhanced video image capability to companies such as Nikon, Olympus and Sony Ericsson. We also work with processor manufacturers, such as Marvell Technology Group Ltd., and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

We sell programmed and unprogrammed products through distributors and directly to OEMs. We recognize revenue at the time of shipment of products directly to system manufacturers. However, we have historically sold a significant portion of our products through distributors who earn a negotiated margin on the sale of our products and who have stock rotation and price protection privileges. We defer recognition of income from sales of unprogrammed products to these distributors, other than end-of-life products, until after they have sold our products to systems manufacturers. During the third quarter of 2008, we changed our standard distribution agreement from a sell-through to a sell-in model and began to enter into new agreements with our distributors. Under these agreements all products are sold to the distributor at fixed prices without return or price adjustment privileges. We expect to complete the process of moving all of our distributors to the new agreement by the first quarter of 2009. We recognize revenue on programmed products and certain unprogrammed products, for which the price is fixed or determinable and there are no return privileges, at the time of shipment to our distributors. During the first nine months of 2008 and 2007, approximately 70% and 60%, respectively, of the units shipped to our distributors were programmed by us and, accordingly, are not returnable. The percentage of sales derived through distributors was 50% and 60% during the first nine months of 2008 and 2007, respectively.

Two distributors, Avnet, Inc. and Future Electronics, accounted for 14% and 13% of revenue in the first nine months of 2008. These distributors accounted for 22% and 17% of revenue in the first nine months of 2007. We anticipate that a limited number of distributors will continue to account for a significant portion of our revenue and that individual distributors could account for a larger portion of our revenue.

Our international sales were 63% and 53% of our revenue in the first nine months of 2008 and 2007, respectively. We expect that revenue from sales to international customers will continue to represent a significant portion of our revenue. All of our sales originate in the United States and are denominated in U.S. dollars.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	44.6	47.8	46.2	57.8
Long-lived asset impairment	—	—	6.0	—
Gross profit	55.4	52.2	47.8	42.2
Operating expenses:
Research and development	21.7	26.0	26.1	29.4
Selling, general and administrative	42.8	43.7	42.2	54.7
Long-lived asset impairment	—	—	1.8	—
Restructuring costs	—	—	1.7	—
Loss from operations	(9.1)	(17.5)	(24.0)	(41.9)
Write-down of marketable securities	—	—	(1.6)	—
Interest expense	(1.0)	(0.8)	(0.8)	(1.0)
Interest income and other, net	(0.7)	2.1	0.4	3.2
Loss before income taxes	(10.8)	(16.2)	(26.0)	(39.7)
Provision for (benefit from) income taxes	(0.9)	0.3	(0.1)	0.3
Net loss	(9.9)%	(16.5)%	(25.9)%	(40.0)%

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue by product line (2) (in thousands):
New products	$1,422	$1,620	$6,584	$2,837
Mature products	4,619	4,536	13,533	12,418
End-of-life products	189	2,869	5,879	8,417
Total revenue	$6,230	$9,025	$25,996	$23,672

(1) The third quarter of 2008 and 2007 includes $203,000 and $309,000 of costs for the write-down of inventories and related charges, which represents 3.3% and 3.4% of revenue, respectively. The first nine months of 2008 and 2007 includes $1.3 million and $3.5 million of costs for the write-down of inventories and related charges, which represents 5.1% and 14.9% of revenue, respectively.

(2) For all periods presented:  New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

Three Months Ended September 28, 2008 and September 30, 2007

Revenue.  Our revenue for the third quarter of 2008 was $6.2 million, representing a decline of approximately $2.8 million, or 31.0%, from revenue of $9.0 million in the third quarter of 2007. The decline in revenue is primarily due to a decrease in demand for end-of-life products, which declined by $2.7 million compared with the third quarter of 2007. New product revenue declined by $200,000 compared with the third quarter of 2007; lower demand for Eclipse II products was partially offset by higher demand for PolarPro and ArcticLink products. Our mature product revenue increased by $80,000 compared with the third quarter of 2007. A PND manufacturer contributed 13% and 5% of total revenue in the third quarter of 2008 and 2007, respectively. A worldwide customer purchasing primarily pASIC 3 devices contributed 28% and 9% of total revenue in the third quarter of 2008 and 2007, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our revenue for the third quarter of 2008 was 28.7% lower sequentially, decreasing by approximately $2.5 million to $6.2 million from $8.7 million in the second quarter of 2008. This sequential revenue decline was primarily due to an anticipated $1.4 million decline in end-of-life product revenue. New product revenue also decreased by $1.1 million sequentially due to an anticipated $1.1 million decrease in demand from a large PND OEM customer. This decrease in demand resulted from the late stage of their product life cycle. End-of-life products contributed $189,000 of revenue in the third quarter. Revenue from these products is expected to fluctuate and contribute less than 10% of total quarterly revenue.

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

Gross Profit.  Gross profit was $3.5 million and $4.7 million in the third quarter of 2008 and 2007, respectively, which represented 55.4% and 52.2% of revenue for those periods. The $1.3 million decline in gross profit was primarily due to lower revenue and product mix, which decreased gross profit by $1.4 million, offset by $100,000 of lower charges for the write-down of inventories.

Research and Development Expense.  Research and development expense was $1.4 million and $2.3 million in the third quarter of 2008 and 2007, respectively, which represented 21.7% and 26.0% of revenue for those periods. The decrease of approximately $1.0 million was primarily due to savings associated with the operational realignment that we undertook in the second quarter of 2008. This change reduced cash compensation costs by $500,000 and depreciation by $90,000 compared with the third quarter of 2007. In addition, project expenses were $160,000 lower compared with the third quarter of 2007 due primarily to a delay in the start of a new project.

In the second quarter of 2008, we implemented a plan to outsource certain development functions that were previously performed in-house. Moving certain development activities to an on-demand, outsourced model from an in-house, fixed cost model resulted in a reduction in our research and development staffing in Toronto, Canada. We also reduced other development expenses in the second quarter as we realigned resources throughout the Company with our expected revenue outlook. We retained our core competencies and do not expect this change to have a material adverse impact on our product introduction schedules for the remainder of 2008. We believe this realignment of resources will lower our development expense per project, lower fixed costs, reduce our cash consumption and lower our break-even revenue level, enable a more rapid return to profitability and profit scalability, and allow room for discretionary spending in response to market demands. Our project expenses, which typically include the purchase of intellectual property, prototype costs and outsourced research and development activity, were less than $100,000 in the third quarter of 2008. We believe that investments in product and intellectual property development, including project expenses, are essential for us to remain competitive in the markets we serve. We expect that our development efforts will allow us to expand our product and solution offerings, increase our revenue and provide additional value to our customers and stockholders.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $2.7 million and $4.0 million for the third quarter of 2008 and 2007, respectively, which represented 42.8% and 43.7% of revenue for those periods. The decrease of approximately $1.3 million in selling, general and administrative expense was primarily due to a $600,000 decrease in cash compensation expenses and a $700,000 decrease in outside service expenses such as consulting, temporary help, sales commissions, and legal expenses.

Interest Expense.  Interest expense of $59,000 in the third quarter of 2008 was flat compared with $69,000 in the third quarter of 2007.

Interest Income and Other, Net.  Interest income and other, net decreased to $46,000 of expense for the third quarter of 2008 as compared to $189,000 of income for the third quarter of 2007. The $235,000 decrease in interest income and other, net is primarily due to decreased interest income received as a result of lower average cash balances and interest rates and foreign exchange losses.

Provision for Income Taxes.  For the third quarter of 2008 and 2007, we incurred a loss before income taxes of $673,000 and $1.5 million, respectively. We recorded a benefit from income taxes of $58,000 in the third quarter

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

of 2008 due primarily to a domestic tax benefit from refundable tax credits netted with income taxes on foreign operations. We recorded a provision for income taxes of $29,000 for the third quarter of 2007 which consisted primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Stock-Based Compensation.  For the third quarter of 2008 and 2007, stock-based compensation totaled $389,000 and $452,000, respectively, and was included in the statements of operations as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007

Cost of revenue	$49	$67
Research and development	89	94
Selling, general and administrative	251	291
Total	$389	$452

The amount of stock-based compensation included in inventories at the end of the third quarter of 2008 and 2007 was not material.

Nine Months Ended September 28, 2008 and September 30, 2007

Revenue.  Our revenue for the first nine months of 2008 was $26.0 million, representing an increase of $2.3 million, or 9.8%, from revenue of $23.7 million in the first nine months of 2007. Revenue from new products increased $3.7 million, or 132%, due to $4.1 million of higher demand in Asia from a PND manufacturer that purchases CSSPs based on our PolarPro solution platform. Mature product revenue increased $1.1 million compared with the first nine months of 2007 due primarily to higher demand for pASIC 3 products. Revenue from end-of-life products declined by $2.5 million compared with 2007 due to the timing of end of life purchases.

Gross Profit.  Gross profit was $12.4 million and $10.0 million in the first nine months of 2008 and 2007, respectively, which represented 47.8% and 42.2% of revenue for those periods. The $2.5 million increase in gross profit was primarily due to $2.2 million of lower charges for inventory reserves, $1.1 million due to higher revenue and product mix, and $1.1 million for lower unabsorbed overhead costs, partially offset by a $1.5 million long-lived asset impairment charge associated with the write-down of prepaid wafer credits and certain assets used in production and by higher purchase price variances. During the first nine months of 2008, the Company recorded inventory related charges totaling $1.3 million, or 5.1% of revenue, primarily for excess quantities due to a reduction in expected demand for inventories on hand, and cost of revenue was reduced by $440,000, or 1.7% of revenue, through the sale of inventories that were previously written down.

Research and Development Expense.  Research and development expense was $6.8 million and $7.0 million for the first nine months of 2008 and 2007, respectively, which represented 26.1% and 29.4% of revenue for those periods. The decrease of $180,000 was primarily due to $520,000 of lower cash compensation costs, partially offset by $280,000 of higher project related expenses.

Selling, General and Administrative Expense.  Selling, general and administrative expense was $11.0 million and $12.9 million for the first nine months of 2008 and 2007, respectively, which represented 42.2% and 54.7% of revenue for those periods. The $2.0 million decrease in selling, general and administrative expense was primarily due to $1.2 million of lower expense for outside services including legal, recruiting, consulting and temporary help, $1.0 million of lower cash compensation expense and lower depreciation expense of $220,000, partially offset by $470,000 of higher stock based compensation expense.

Long-Lived Asset Impairment.  In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Restructuring Costs.  In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to lower fixed costs; enable a lower break-even revenue level and optimal profitability scaling with revenue growth and provide greater headroom for discretionary costs, resulting in improved agility to pursue CSSP and new product market opportunities and conservation of cash by reducing operating expenses, and enabling a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits; these benefits are expected to be paid by the end of the first quarter of 2009.

Write-down of Marketable Securities.  In the second quarter of 2008, we determined that our investment in Tower had suffered a decline in value that was “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the second quarter of 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the Tower ordinary shares was $0.86 per share as of the end of the second quarter of 2008. The market value of Tower ordinary shares declined to $0.58 per share as of September 28, 2008, and the market value was $0.22 per share on October 31, 2008. If the value per share remains below $0.86 at the end of our fiscal fourth quarter, we may incur a charge for the “other than temporary” decline in market value since June 28, 2008.

Interest Expense.  Interest expense decreased to $202,000 for the first nine months of 2008 as compared to $226,000 for the first nine months of 2007. This $24,000 decline was primarily due to lower interest rates.

Interest Income and Other, Net.  Interest income and other, net decreased to $88,000 of income for the first nine months of 2008 as compared to $752,000 of income for the first nine months of 2007. The $664,000 decrease in interest income and other, net is primarily due to decreased interest income resulting from lower average cash balances and lower interest rates.

Provision for Income Taxes.  For the first nine months of 2008 and 2007, we incurred a loss before income taxes of $6.8 million and $9.4 million, respectively. We recorded a benefit from income taxes of $24,000 in the first nine months of 2008 due primarily to a domestic tax benefit from refundable tax credits netted with income taxes on foreign operations.  We recorded a provision for income taxes of $71,000 for the first nine months of 2007, which consisted primarily of income taxes on foreign operations.

Stock-Based Compensation.  For the first nine months of 2008 and 2007, stock-based compensation totaled $2.0 million and $1.3 million, respectively, and was included in the statements of operations as follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007

Cost of revenue	$220	$176
Research and development	443	273
Selling, general and administrative	1,308	812
Total	$1,971	$1,261

The increase in stock-based compensation was primarily due to the issuance of fully vested restricted stock units, or RSUs, in lieu of cash compensation in the second quarter of 2008. Total stock-based compensation related to fully vested RSUs was $570,000 for the first nine months of 2008.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of September 28, 2008, our principal sources of liquidity consisted of our cash and cash equivalents of $18.8 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $4.0 million, and our investment in Tower with a market value of approximately $780,000. We intend to hold 450,000 shares in Tower, valued at $261,000 as of the end of the third quarter of 2008, in order to obtain preferred wafer pricing from Tower. Pursuant

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

to SFAS 157, the fair value of our cash equivalents and marketable securities as of September 28, 2008 was determined based on “Level 1” inputs as described in Note 8 to our consolidated financial statements.

As of September 28, 2008, our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $950,000 outstanding under capital leases. The term of the revolving debt facility runs until June 2010. Our accumulated deficit was $145.4 million as of September 28, 2008. Capital expenditures, which are largely driven by the development of new products and manufacturing activity, could be up to $1.2 million in the next twelve months.

On August 13, 2008, we entered into a Fourth Amendment to Second Amended Restated Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The amended facility includes a $6.0 million revolving line of credit that is available until June 2010. Advances under the line of credit may be either prime rate plus one percent advances, which accrue interest at a variable interest rate of the prime rate plus one percent, or fixed rate advances, which earn interest at LIBOR plus 3.5%. Prime rate plus one percent advances may be prepaid without penalty, and the Company pays interest at a rate of 0.25% for the unused portion of its line of credit. As of September 28, 2008, the Company has $2.0 million of prime rate plus one percent advances under the line of credit, which are classified as a short term liability on the balance sheets. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of the end of the current reporting period.

During the third quarter of 2008, the Company repaid notes payable of $2.5 million and, as noted above, borrowed $2.0 million of revolving debt through a prime rate plus one percent advance under its revolving line of credit.  At June 29, 2008, the prior line of credit terms included a $5.0 million revolving line of credit, $870,000 of borrowing capacity under an equipment line of credit that could be drawn through July 31, 2008, and a waiver of the tangible net worth covenant through July 31, 2008. In July 2008, the Company entered into a third amendment to the loan and security agreement to extend the available draw date and waive the tangible net worth covenant through August 31, 2008.

Net cash from operating activities

Operating activities provided $451,000 of cash and used $2.3 million of cash in the first nine months of 2008 and 2007, respectively. The primary reason for the $2.8 improvement in cash flow from operations was a $2.7 million reduction in our net loss. The adjustments to reconcile net loss to net cash provided by (used for) operating activities totaled $7.8 million in both the first nine months of 2008 and 2007. Changes in working capital used cash of $606,000 and $688,000 in the first nine months of 2008 and 2007, respectively.

Net cash provided by operating activities was $451,000 in the first nine months of 2008. The Company’s net loss of $6.7 million, excluding non-cash charges of $7.8 million, provided $1.1 million of cash flow. This was reduced by $606,000 for changes in working capital accounts. The non-cash charges included $2.0 million of long-lived asset impairment, stock-based compensation of $2.0 million, depreciation and amortization of $1.7 million, write-down of inventories of $1.3 million, write-down of marketable securities of $417,000 and decrease in wafer credits of $254,000.  Changes in working capital accounts used cash as a result of a decrease in accounts payable of $2.7 million due to timing of expenditures and purchases of inventories and a decrease in deferred income and royalty revenue of $708,000. These cash uses were partially offset by a decrease in inventories of $2.0 million, a decrease in other assets of $725,000 and a decrease in accounts receivable of $311,000.

Net cash used for operating activities was $2.3 million for the first nine months of 2007. The cash used for operating activities resulted primarily from a net loss of $9.5 million, which included $7.8 million of non-cash charges including write-down of inventories of $3.5 million, depreciation and amortization of $2.3 million, stock-based compensation of $1.3 million, and a decrease in wafer credits of $681,000 and bad debt reserves of $163,000. In addition, changes in working capital accounts used cash in the amount of $688,000 primarily as a result of a $2.0 million decrease in accounts payable due to timing of expenditures and purchases of inventories and a $405,000 decrease in deferred income and royalty revenue due primarily to royalty revenue recognized under the Aeroflex

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

agreement. These uses of cash were partially offset by a $714,000 decrease in other assets and $693,000 decrease in inventories.

Net cash from investing activities

Net cash used for investing activities for the first nine months of 2008 and 2007 was $541,000 and $926,000, respectively, as a result of capital expenditures made primarily to acquire equipment and software used in the development and production of our products and solutions.

Net cash from financing activities

Net cash used for financing activities was $1.9 million for the first nine months of 2008, resulting from payments of $4.1 million under the terms of our debt and capital lease obligations, partially offset by $2.0 million in proceeds from the revolving line of credit and $129,000 in proceeds related to the issuance of common shares to employees under our equity plans.

Net cash used for financing activities was $539,000 for the first nine months of 2007, resulting from scheduled payments of $1.9 million under the terms of our debt and capital lease obligations, partially offset by $915,000 in proceeds related to the issuance of common shares to employees under our equity plans and $442,000 in proceeds from borrowings under our equipment line of credit.

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, for the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and equity in the Company, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $1.2 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors” section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 28, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years

Contractual cash obligations:
Operating leases	$1,920	$587	$838	$495
Wafer purchases (1)	2,435	2,435	—	—
Other purchase commitments	979	979	—	—
Total contractual cash obligations	5,334	4,001	838	495

Other commercial commitments (2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	950	764	186	—
Total commercial commitments	2,950	2,764	186	—
Total contractual obligations and commercial commitments (3)	$8,284	$6,765	$1,024	$495

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.4 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 28, 2008.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of September 28, 2008.

(3)	Does not include unrecognized tax benefits of $64,000 as of September 28, 2008.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board, or (“FASB”),  issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of December 31, 2007, in cases where a market is not active. We considered FSB No. 157-3 in the determination of estimated fair values as of September 28, 2008, and the impact was not significant.

In May 2008, FASB issued Statement of Financial Accounting Standards, or SFAS, No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact SFAS 162 will have on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. At September 28, 2008, our portfolio of investments was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of September 28, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 26% and 24% of total operating expenses for the first nine months 2008 and 2007, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $540,000, or 2.9%, in the first nine months of 2008.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. At September 28, 2008, our Tower investment was classified as “Level 1” under SFAS 157 (see Note 8 to our consolidated financial statements). Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to net loss before income taxes in the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $417,000 in the second quarter of 2008 and by $13.7 million between 2001 and 2005. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. At June 29, 2008, the market value of our Tower investment was $0.86 per share, or $1.2 million. As of September 28, 2008, the market value of our Tower investment had declined to $0.58 per share; and the resulting $376,000 reduction in value was recorded as accumulated other comprehensive loss on the balance sheet. A market value fluctuation of 10% would have a $78,000 impact on accumulated other comprehensive loss as of September 28, 2008. At October 31, 2008, the market value of Tower ordinary shares was $0.22 per share. If the value of Tower ordinary shares remains below $0.86 per share at December 28, 2008, we may record a charge to our statement of operations for the decline in value since June 28, 2008.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. If a settlement does not occur and litigation against QuickLogic continues, we intend to defend the case vigorously.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, we have not recorded a liability.

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit.

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K filed with the SEC on March 11, 2008 and our quarterly reports on Form 10-Q for the periods ended March 30, 2008 and June 29, 2008, filed with the SEC on May 8, 2008 and August 7, 2008, respectively. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We are transitioning to becoming a supplier of CSSPs that addresses the mobile market from being a broad-based supplier of FPGA devices. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, and we are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, obtain profitability and maintain or increase our cash position.  Mobile product life cycles are short, and we must replace revenue lost at the end of these product life cycles with sales from new design wins. In addition, we expect revenue from the rest of our business to decline due to the stage of our customers’ product life cycles.

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

Our business may be adversely affected by the current financial crisis

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, a rise in unemployment, lower investment valuations and liquidity concerns. The current financial crisis may cause a reduction in the consumption of the products that use our devices, cause cancellation or delay of our customers’ introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis my adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business.

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

The market for these mobile devices is highly competitive and dynamic, with short product life cycles and rapid obsolescence of existing products. To compete successfully, we must efficiently create CSSPs from our existing silicon platforms to meet the needs of customers in our sales pipeline. In addition, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced silicon platforms and CSSPs that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in CSSP and silicon platform development, selling and marketing long before we generate revenue, if any, from these efforts. These markets typically have higher volumes and greater price pressure than our traditional business; we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers. Our gross margin and valuation of inventories may be affected by these strategies if, for instance, we generate significant business before we are able to reduce our costs or if an opportunity priced to gain market share becomes significant to our quarterly revenue.

In the second quarter of 2008, we realigned our operating model in order to reduce our fixed costs, lower our breakeven revenue level, increase our profit scalability with growth beyond breakeven and improve our agility. As a result of the operational realignment, which included a significant reduction in staffing, we lowered our non-GAAP breakeven revenue level to approximately $8.5 million per quarter in light of our expected revenue mix, gross margin and operating expenses. Our revenue in the third quarter of 2008 was $6.2 million, consisting of $1.4 million in new product revenue, including CSSPs, $4.6 million in mature product revenue and $189,000 in end-of-life product revenue. We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability while offsetting expected declines in other parts of our business. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature and end-of-life products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. If our mature product revenue were to decline more quickly than expected, it could have a significant effect on our results of operations and cash flows. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products and the effect of short mobile product life cycles, there is no assurance when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

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

We may be unable to accurately estimate quarterly revenue, which could adversely affect our financial results or the trading price of our stock

We offer our customers a short delivery lead time and a significant portion of our shipments during a quarter are ordered by customers in that quarter. In addition, our customers may cancel orders with little or no penalty. As a result, we often have low visibility to revenue in the current quarter and our revenue levels can change significantly in a short period of time. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. In addition, a portion of our revenue is deferred until our distributors ship unprogrammed parts to end customers. Therefore, we are highly dependent on the accuracy and timeliness of resale and inventory reports from our distributors. Inaccurate distributor resale or inventory reports, as well as unanticipated changes in distributor levels of inventory, could contribute to our difficulty in predicting and reporting our quarterly revenue and results of operations. If we fail to accurately estimate customer demand, if there is a deterioration in the demand for or supply of our products, if we fail to adequately record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We may not have the liquidity to support our future operations and capital requirements

At September 28, 2008, our cash and cash equivalents balance was $18.8 million and our interest-bearing debt consisted of $2.0 million outstanding from Silicon Valley Bank and $950,000 outstanding under capital leases.

In August 2008, we amended our credit facility with Silicon Valley Bank and at September 28, 2008, we had $4.0 million available to borrow under our revolving credit facility and outstanding revolving debt of $2.0 million.

At September 28, 2008, we held 1,344,543 Tower ordinary shares, valued at approximately $780,000 based upon the market closing price of $0.58 per share at the end of the reporting period. The market value of Tower ordinary shares was $0.22 per share on October 31, 2008. If the value per share remains below $0.86 at the end of our fiscal fourth quarter, we may incur a charge for the “other than temporary” decline in market value since June 28, 2008. Our ability to continue to obtain preferred pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

While our primary investment object is the preservation of cash and our portfolio is comprised of securities with active secondary and resale markets, any investment is subject to a degree of interest rate and liquidity risk. Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $1.2 million in the next twelve months. At the end of the third quarter of 2008, we had commitments to purchase $2.4 million of wafer inventory.

As a result of potential investments, expected revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our ArcticLink and PolarPro solution platforms and products currently under development, to generate positive cash flow. In addition, our new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the competitive and cost-sensitive markets that we have targeted and the larger order quantities associated with these applications. Based on our current expectations for revenue, gross profit and expense levels, we have sufficient liquidity for the next twelve months. These expectations may be adversely effected by a recession. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may have to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us

We contract with third parties to fabricate, assemble, test and program our devices. Our devices are generally fabricated, assembled and programmed by single suppliers, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance and cost targets could have a material adverse effect on our business. We sell programmers to customers that are supplied by a single source. Programming capacity at our subcontractors is also dependent on our investment in sufficient programming hardware to meet fluctuating demand. Our relationship with our suppliers could change as a result of a merger or acquisition or due to a supplier’s financial condition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms. We have announced an end-of-life for several products, due primarily to certain suppliers’ decisions to stop manufacturing these products, and the loss of this revenue has significantly harmed our business.

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

Our future results depend on our relationship with Tower

We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, preferred wafer pricing and committed production capacity in Tower’s foundry facility.  We believe that Tower’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower’s financial condition, or other factors may adversely impact Tower’s business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing or generate adequate cash flow, the value of our investment in Tower may decline significantly or possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the sole manufacturer of our new products, CSSP silicon platforms and other new silicon platforms currently under development.

At the end of the third quarter of 2008 we have $950,000 of prepaid wafer credits reported as other assets on our balance sheet, and we hold 1.3 million tower ordinary shares with a value $0.58 per share. The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, Tower’s financial health and Tower’s ability to remain in compliance with Nasdaq listing standards. If Tower does not remain in compliance with Nasdaq listing standards, or if Tower’s financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected. We wrote down the Tower shares to their fair market value of $0.86 per share, or $1.2 million, in the second quarter of 2008 due to an “other than temporary” decline in their market value. The value of Tower ordinary shares was $0.58 per share at the end of our third fiscal quarter and was $0.22 per share as of October 31, 2008. If the value per share remains below $0.86 per share at the end of our fiscal fourth quarter, we may incur a charge for the “other than temporary” decline in market value since June 28, 2008.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

We spend significant time and money to design and develop silicon solution platforms such as ArcticLink and PolarPro and proven system blocks, such as our VEE technology, USB and IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and effective manner, we may be unable to generate significant revenue from our sales pipeline or from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. In the first nine months of 2008, we wrote down approximately $1.3 million of inventories due primarily to changes in forecasted demand. Our failure to adequately forecast demand for our products could materially harm our business.

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

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

Our approach to developing solutions for potential customers involves: (1) embedded processors developed by companies such as Marvell Semiconductor, Inc.; (2) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; (3) proprietary intellectual property such as key elements of our VEE technology; and (4) specific industry standards such as USB 2.0 OTG, Serial Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or develop and integrate a competing solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. While our recent operational realignment has reduced our fixed costs, it has increased our need to retain qualified personnel. Hiring and retaining qualified sales, technical and financial personnel is difficult due to the limited number of qualified professionals, economic conditions and the size of our company. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Failure to attract, hire, train and retain personnel could materially harm our business.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses in 2007, 2006 and certain years prior to 2005. Our accumulated deficit as of September 28, 2008 was $145.4 million. Although we recorded net income of $2.4 million in 2005, we recorded a net loss of $6.7 million in the first nine months of 2008, and we may not return to profitability in any future periods.

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

During the second quarter of 2008 we realigned our resources to be consistent with our CSSP business model and incurred restructuring costs. The intent of the realignment is to lower our fixed costs, reduce spending, provide a faster return to profitability, enable us to scale profits with revenue growth and provide the room to make discretionary expenditures in response to market opportunities. The realignment includes outsourcing some development functions to lower our per project development expense. The restructuring costs adversely affected our second quarter financial performance. The restructuring costs recorded in the second quarter of 2008 are only an estimate of charges and actual amounts may differ.  While we believe the realignment enables us to accomplish our business objectives, the realignment could be disruptive to our business and cause actual results to differ from our expected results.

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

A significant portion of our total revenue comes from sales to customers located outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total revenue in future periods. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce and economic instability. In addition to overseas sales offices, we have significant marketing and research and development activities in Canada and India. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following:

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

Our CSSPs face competition from suppliers of ASSPs such as Cypress Semiconductor Corporation, suppliers of integrated application processors such as Texas Instruments Inc., and suppliers of ASICs such as LSI Logic Corporation

We face competition from companies that offer ASSPs, such as Cypress Semiconductor and Oxford Semiconductor. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Some manufacturers of integrated application processors, such as Texas Instruments, often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs. Companies such as LSI Logic supply Application Specific Integrated Circuits, or ASICs, which may be purchased for a lower unit price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products, but have larger development risk, longer time to market and often charge NRE fees for development. Our inability to successfully compete in any of the following areas could materially harm our business:

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

Many system manufacturers may be unwilling to switch to our products because of their familiarity with the products offered by our direct competitors, such as Xilinx, Inc. and Altera Corporation, which compete with us in the sale of FPGAs

Companies that compete with our mature product family and end-of-life product family, and certain CSSP and new product opportunities, include suppliers of complex programmable logic devices and field programmable gate arrays, such as Xilinx, Inc., Altera Corporation, Actel Corporation and Lattice Semiconductor Corporation. Xilinx and Altera together have a majority share of the programmable logic market. Many system manufacturers may be unwilling or unable to switch to our products due to their familiarity with competitors’ products or other inhibiting factors.

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

Our Common Stock may become ineligible for listing on the Nasdaq Global Market or alternatively the Nasdaq Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock.

We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has at times traded below $1.00 during the fiscal fourth quarter of 2008.  In the event that our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive business days, we may receive a deficiency notice from the Listing Qualifications Department of the Nasdaq Stock Market.  If we receive a deficiency notice, our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or else we may be delisted from the Nasdaq Global Market.  Should we be delisted from the Nasdaq Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market.  The Nasdaq Stock Market suspended the minimum closing bid requirements until January 2009.

If our Common Stock becomes ineligible for listing on either the Nasdaq Global Market or the Nasdaq Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders’ abilities to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

The market price of our common stock may fluctuate significantly and could lead to securities litigation

Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Our stock is thinly traded and the decisions by significant shareholders to acquire or dispose of our stock can have a material impact on stock price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. In the future, we may be the subject of similar litigation. Securities litigation could result in substantial costs and divert management’s attention.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.20	Second Amendment to Lease Agreement between NetApp, Inc. and the registrant effective September 25, 2008.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QUICKLOGIC CORPORATION

/s/ CARL M. MILLS
Date: November 6, 2008	Carl M. Mills
Chief Financial Officer
(as Principal Accounting and Financial Officer and on behalf of
Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.20	Second Amendment to Lease Agreement between NetApp, Inc. and the registrant effective September 25, 2008.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)        Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.