Form 10-K
period 2008-12-28
QUICKLOGIC CORPORATION
filed 2009-03-11
CIK 882508

Use these links to rapidly review the document
QUICKLOGIC CORPORATION TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
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

Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2008, the Registrant's most recently completed second fiscal quarter, was $51,180,000 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         At February 23, 2009, the Registrant had 29,909,393 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 22, 2009.

QUICKLOGIC CORPORATION

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

 PART I

ITEM 1.    BUSINESS

Overview

        QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add features to their mobile, prosumer (PROfessional conSUMER), consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor building blocks created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, Eclipse™ II and QuickPCI® II (all of which fall into our new product category); our mature product family includes pASIC® 3, QuickRAM®, Eclipse, and EclipsePlus, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS, QuickPCI and QuickFC.

        CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platform, proven system blocks, or PSBs, custom logic and software drivers. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves video streams to IP which implement commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, or Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer's engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device and providing software drivers required for the customers' application.

        CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for the ability to provide a range of products from a single platform and the flexibility to address specific product requirements or changes. Market leading original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, seek to develop product platforms from which several products, or SKUs, can be introduced.

For example, Mobile Internet Device (MID) companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, Bluetooth 2.x + EDR and USB 2.0 OTG. These customers value our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

        Although the semiconductor industry as a whole is expected to decline in 2009 with modest growth in 2010, consumer products are a strong driver for semiconductor sales, and the needs of the consumer market have a unique set of requirements. One important trend in the consumer market is towards mobile, handheld devices. The market for mobile, handheld devices is large. In 2008, more than 1.2 billion cellular phones, ranging from multimedia to ultra low cost phones, were sold (according to iSuppli, a market intelligence company). More importantly, iSuppli predicts that the smartphone segment of the overall cellular phone segment will increase 62% over the next three years, from 219 million units in 2008 to 356 million units, by the end of 2011. In fact, the smartphone segment is predicted to be one of the higher growth segments during the current economic downturn.

        Other important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, and while they are "on the go", or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

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

        This range of offerings allows customers to acquire a solution tailored for their needs. Mobile product OEMs and ODMs tend to prefer a complete solution, and purchase CSSPs. Other customers in the industrial or military segments with proprietary IP requirements choose to purchase our FPGAs or ArcticLink II / ArcticLink / PolarPro II / PolarPro solution platforms and utilize our IP cores as appropriate. Whether a customer uses our CSSPs as a complete solution, or proven IP cores with our FPGAs, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption, reduce their development risk and total cost of ownership, and add features or performance to their embedded applications.

        Our CSSPs, and the rest of our product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than our competitors' products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports low power consumption and higher signal speed. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells, and between the hard-wired logic and logic cell portions of our platforms.

        We offer a range of CSSPs built on our ArcticLink II VX, ArcticLink, PolarPro II and PolarPro solution platform families. Our PolarPro programmable architecture builds on our low power Eclipse II architecture to provide lower power consumption and a cost effective platform for pure digital applications. During 2008, we introduced the latest addition to the PolarPro solution platform family, called PolarPro II. The PolarPro II solution platform augments the PolarPro family by providing a platform that increases our logic capacity for building CSSPs, and at the same time, further reduces our standby power consumption, reduces our package size, and reduces our manufacturing costs. CSSPs developed using our PolarPro II and PolarPro solution platforms implement PSBs and custom logic in programmable fabric. Based on our engineering analysis of portable, battery powered applications, we believe designers using either PolarPro II or PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

        We started shipping CSSPs based on our ArcticLink solution platform in 2007, and announced a new ArcticLink II VX solution platform in 2008. ArcticLink and ArcticLink II VX solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward high-speed serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate customer products, add features and reduce system development costs. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, Bluetooth 2.x + EDR and USB 2.0 OTG. These manufacturers value our solution platforms, since the programmable fabric can be used to implement various combinations of these features into a range of their products from a single platform design.

        Our CSSPs provide:

  •
  Complete Flexible Solutions—we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet quickly changing market conditions;

  •
  Reduced Design Expense and Risk—we provide PSBs addressing a range of video, network, storage, intelligent processing and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

  •
  Low Total Cost of Ownership—CSSPs reduce time-to-market and lower the risk and expense associated with new product development. In platform designs these savings are leveraged over several products. The flexible nature of CSSPs enables new features in existing designs, which can be used to extend time-in-market and delay the cost of new product development. In addition, CSSPs often reduce bill of materials, or BOM, costs by combining the function of several application specific standard products, or ASSPs, into one cost effective device; a simplified BOM also leads to lower PCB costs;

  •
  Energy Efficiency—our ViaLink technology is the lowest power consumption full featured programmable logic technology on the market today, allowing the time-to-market and time-in-market advantages of programmable logic for differentiated mobile products;

  •
  Small Form Factor—we manufacture single chip solutions in packages as small as 5x5 millimeters, wafer level, chip scale packaging, or WLCSP, and known good die configurations; and

  •
  Platform Design Capability—we partner with customers to develop a range of solutions from a single hardware platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric.

        We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

  •
  Cellular—including multimedia and smartphones;

  •
  Computing—including Mobile Internet Devices, or MIDs, Netbooks, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband 3G data cards; and

  •
  Consumer Electronics—including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices.

        Examples of how existing and potential customers benefit from CSSPs are:

  •
  Multimedia Phones—we have been marketing our recently announced Visual Enhancement Engine, or VEE™, a PSB built upon an IP core we licensed, to enable improved user experience when viewing video and Mobile TV, still images, and high resolution graphics. VEE drastically improves the perceived color, contrast and resolution with longer battery life;

  •
  Smartphones—in addition to the benefits outlined for Multimedia Phones, we have several PSBs targeted at enabling additional, smart connectivity such as BlueTooth 2.x EDR and USB 2.0 OTG, and more power and cost-efficient methods of connecting application processors and cellular baseband devices inside Smartphones;

  •
  Broadband Data Cards—our solutions provide the lowest power interface between a cellular modem and a laptop card slot or USB connector, as well as high performance data transfers between the laptop and the internal memory in the data card;

  •
  Personal Navigation Devices—our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and SDIO based peripherals;

  •
  Portable Media Players—our solutions allow a processor to access and efficiently control a micro hard disk drive, as well as enhancing the consumers viewing experience of the multimedia content with the VEE PSB;

  •
  Wireless Hard Disk Drives—our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life; and

  •
  Handheld POS Terminals—our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets, storage connectivity, as well as aggregation of multiple Secure Access Modules (SAMs) to the application processor.

        Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

        In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. For instance, we licensed elements of VEE from Apical Limited, a U.K. company that sells enhanced video image capability. We also work with mobile processor manufacturers, and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs.

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

Product Technology

        Our product technology consists of four major elements.

        First, our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing flexible, energy efficient devices and solutions that deliver high performance, high reliability, intellectual property security and instant-on features that our customers value. Unlike other programmable technologies, ViaLink uses metallurgical changes in amorphous silicon to complete connections. In particular, an unprogrammed ViaLink uses amorphous silicon to separate two conductors. When mixed with a metal such as tungsten or titanium, amorphous silicon can be turned into a silicide, which is a good conductor providing very low resistance in a 'closed' ViaLink. During programming, we use an electrical voltage to create the silicide and selectively 'close' the desired ViaLink connections. Along with the advantages of low leakage and low resistance, this metallurgical change is permanent with 'instant-on' characteristics that are not susceptible to 'single event upsets' or 'brownout' conditions. Also, the fact that the silicide is low resistance means that only a small amount is required and, as a result, our ViaLink connections are very small, which translates into reduced silicon area, low parasitic capacitance and excellent routability, all of which contribute to high performance at low power and low cost relative to SRAM and flash based FPGA technologies. We developed our proprietary programmable logic architecture to take advantage of the unique strengths of the ViaLink technology.

        We believe that the underlying attributes of our ViaLink technology include:

  •
  Low Power Consumption—ViaLinks are excellent insulators, so the leakage current associated with an 'open' ViaLink is very low, which means that the overall 'standby' current of a ViaLink device is very low. This characteristic allows QuickLogic to create very low power solutions for our customers—a critical feature for mobile applications.

  •
  Instant-on—our products are live at power up because ViaLink based products require no configuration bit stream. This capability lends itself well to the use cases of cellular handsets that are often in a sleep or hibernate mode, and must be woken up and brought into an operating state very quickly;

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

        Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

  •
  Video PSBs—such as the VEE or LCD controller interfaces;

  •
  Network PSBs—such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

  •
  Storage PSBs—such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

  •
  Other PSBs—such as unique ID for digital rights management, or DRM, and general purpose interfaces.

        Our recently announced Smart Programmable Integrated Data Aggregator, or SPIDA, technology—is able to intelligently move data between peripherals without significant involvement from the application processor, thereby reducing processor loading and system power consumption.

        Lastly, our CSSPs are complete solutions that we develop for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies—one of our PolarPro II, PolarPro, ArcticLink II or ArcticLink solution platforms, PSBs, which are proven logic IP cores, custom logic and software drivers. We then work with these customers to integrate and test CSSPs in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

Industry Background

        Consumer Electronic (CE) products are a strong growth market for semiconductor sales, and the needs of this market bring a unique set of requirements. One important trend in this market is toward mobile, handheld devices with wireless capability. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer (PC), such as Internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Many of these product requirements were driven from the launch and widely publicized success of the Apple iPhone. Furthermore, while there continues to be additional deployments in the network operator infrastructure that supports the bandwidth required for the aforementioned use cases, there are demographical and geographical nuances for specific product features that share this infrastructure. These nuances put a burden on the designers and manufactures of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which the consumer taste for these features changes exacerbates the development challenges and risk in launching successful products to the marketplace.

        Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total BOM cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, handheld products which have a PC-like user experience, small form factor and maximize battery life will also be evident in the computing, industrial, medical and military markets. One such example is the trend of Notebook and Laptop makers to come out with the new, smaller form factor Netbook.

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

  •
  Programmable Logic Devices, or PLDs—PLDs are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of this category which are typically used to implement complex system functions; and

  •
  Application Specific Integrated Circuits, or ASICs—ASICs are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

        ASSP use is largely driven by the adoption of industry standards that have been developed to address increasing system complexity and the need for communication between systems and system components. These standards include:

  •
  Mobile Industry Processor Interface Display Serial Interface, or MIPI DSI, and Mobile Display Digital Interface, or MDDI, are energy efficient, high speed serial, interfaces between display and application processors developed for the smartphone, multimedia phone, and MID application segments;

  •
  Universal Serial Bus is a medium speed connection standard that is used to connect many peripherals, such as Wi-Fi or DVB-H, to a processor, and is also used to connect two processors for the purpose of downloading or synchronizing information, such as between a smartphone and a PC or laptop;

  •
  Integrated Drive Electronics, or IDE, also referred to as ATAPI, which controls storage devices such as micro hard disk drives, CD-ROMs and DVDs;

  •
  Secure Digital Input Output, or SDIO, which allows the secure exchange of data, enabling usage restrictions to satisfy copyright holders; and

  •
  Secure Digital High Capacity, or SDHC, which allows for the communication between application processors and NAND flash memory for storing files, pictures, multimedia, digital music and other files.

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

        The consumer market, especially the mobile device market, is not well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life cycles and short development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate the OEMs/ODMs products from competition, some level of customization may be required at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of FPGAs is incompatible with their design goals. Thus, the average mobile system designer is effectively limited to ASSPs and small PLDs, which creates a virtually level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs—with their long development cycles, long lead times and high non-recurring development costs—are only used in very high volume mainstream consumer products.

        Aside from the consumer market, however, the traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability or intellectual property security is important. These markets are expected to continue to grow, but not as significantly as the consumer market.

QuickLogic's Solutions

        We market CSSPs to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II VX, ArcticLink, PolarPro II or PolarPro solution platforms, packaging, PSBs, custom logic, software drivers, and our architecture consulting. We partner with target customers' in our focus markets to architect and design CSSPs, and integrate and test them in our customers' products. A CSSP is based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSPs function is known and complete, and can consequently be designed into systems with a minimum amount of effort and risk. One of the features of our ViaLink technology is that it is non-volatile, which means that we can program a CSSP in our factory, and then ship it fully configured to a customer. To that customer, our solution looks exactly like a custom ASSP. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Furthermore, because we are involved with our customers at the definition stage of their product, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs. QuickLogic refers to this layer of functionality as SPIDA (Smart Peripheral Integrated Data Aggregator) technology. In some cases, we develop the PSBs and software ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

        We market CSSPs to customers in trouble mode, where they have an immediate need to address, and to customers in growth mode, where CSSPs are used as a platform to develop differentiated mobile products. For example, a broadband data card customer in trouble mode needed an immediate change to their system design. This customer was trying to quickly respond to a significant change in the end market requirements for data cards by integrating additional flash memory using an interface that was not included in the main modem chipset. We developed a CSSP using the ArcticLink solution platform that enabled this manufacturer to integrate this new flash memory, as well as support the SPIDA capability needed for high performance USB-to-SD transfers, commonly known as "sideloading" in the consumer market. The flexible features of our programmable fabric allowed us to develop a complete solution using standard product silicon and allowed our customer to increase their served available market (SAM) for their devices.

        In a growth mode example, a smartphone customer selected a PolarPro CSSP, so that they could integrate additional wireless technology into their product, without having to change their base platform. By augmenting their existing platform and processor, they were able to leverage all of their existing developments, software, and architecture expertise while still addressing emerging requirements for multiple wireless radios in a single smartphone.

        Our sales cycle for trouble mode opportunities is typically 9 to 12 months, and is typically 9 to 18 months for growth mode opportunities. Growth mode opportunities provide us early interaction with system architects about the challenges they face, which gives us better insight into trends and future needs. This insight has proved invaluable as we define and execute our PSB and solution platform roadmap strategy.

        Our ViaLink technology is inherently the lowest power programmable technology used to design programmable logic. As a result, we have focused our product and marketing efforts on the mobile device market, where battery life is critical. The fact that we use our programmable technology to customize these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer's requirements. Once we have developed proven system blocks, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as UARTs, keyboard scanning functions, and SPI ports, which minimizes system size and cost. We are able to develop these CSSPs from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. Finally, by using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far quicker than other custom silicon alternatives.

        FPGAs which are based on SRAM or flash technology are not well suited to implementing CSSPs for the mobile device market. These conventional programmable logic architectures consume more power, especially in standby mode, which makes them unsuitable for battery powered devices. They may also require a separate configuration memory, which increases the total size and cost of the solution. Finally, SRAM based programmable logic is not 'instant-on', which significantly complicates system design, increases power consumption and typically results in increased development time, risk and cost.

        By using CSSPs, proven system blocks, in-depth architecture knowledge, and ViaLink as core technologies, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

        Our System Solutions Group, or SSG, is our internal group that provides system architecture and design services to create CSSPs for our customers. When a mobile system designer requires a high value, complex solution that is unlike any of the CSSPs that we already offer, it can engage with our SSG to develop a platform or solution that meets its specific needs. For instance, we engaged with a wireless hard disk drive OEM where our CSSP allows for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life. In this product, the mobile system designer is the primary source of application knowledge and we provide the complex logic and low power design knowledge. In fact, the initial concept and implementation of the SPIDA PSB stemmed from this customer engagement. From the customer's perspective, this is very different from the ASIC model since we develop their CSSP on our existing solution platform, which is a standard product with programmable logic, and does not have the high NRE, tooling expense or inventory and development risk associated with ASIC wafer fabrication. In effect, we produce an energy and cost-efficient custom solution with significantly reduced development and debug time, risk and cost.

The QuickLogic Strategy

        Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe that our patented, proprietary ViaLink technology allows us to deliver customizable, programmable solutions with the lowest power consumption and highest IP security, while meeting system performance and BOM cost requirements. We believe our CSSPs, consisting of our architecture consulting, silicon solution platform, proven and custom system blocks and software drivers, enable OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions and enable design platforms from which a range of products can be introduced.

Extend Technology Leadership

        We introduced CSSPs in the first quarter of 2007. We had CSSP revenue of $2.9 million and $6.2 million in 2007 and 2008, respectively. We intend to extend our technology leadership by expanding our CSSP capability through the development of additional proven system blocks with innovative or new functionality, the introduction of new solution platforms, and the introduction of smaller form factor packaging technology.

        Our CSSPs are based on combinations of our ArcticLink II VX, ArcticLink, PolarPro II and PolarPro solution platforms, and proven system blocks (PSBs). Our design strategy is to combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic in a given die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements.

        In March 2008, we announced our ArcticLink II VX solution platform family, consisting of three variants, VX1, VX2 and VX3. All three of these platforms contain the VEE PSB, among other functions. The VX1 solution platform includes VEE with programmable fabric, tailored for applications that use a typical RGB type display and a mobile processor with an RGB output to a display. The VX1 supports up to wide VGA resolution displays. The VX2 solution platform is similar to VX1, but also supports higher resolution displays—up to Wide XGA. The VX3 solution platform includes all of the features of VX2, as well as a MIPI host PSB that allows for connection to MIPI-based displays—an emerging type of display for the mobile market.

        In May 2008, we announced a new Wafer Level Chip Scale Package (WLCSP) for the ArcticLink solution platform. Addressing the needs of the mobile space to optimize the I/O per square millimeter of PCB material, this new WLCSP technology eliminates the area overhead of conventional BGA packaging and it is done with a standard die by fabricating an additional metal redistribution layer to re-route the I/O lines from the perimeter bonding pads to an array of balls. It then "bumps" (adds solder balls to) the array, making it ready for OEMs and ODMs to use in conventional surface-mount fabrication processes. The ArcticLink solution platform was initially launched in June 2007, and combines a mixed signal USB physical layer, USB 2.0 OTG and SD/SDIO/CE-ATA in hard wired logic with ViaLink programmable fabric. We continue to develop additional CSSPs from our ArcticLink solution platform, pointing to the inherent value of the programmable fabric in our solution platforms. Without the on-board programmable fabric, we would need to create a new device for these iterations.

        In December 2008, we announced a new PSB called EBI2, which when coupled with our VEE PSB, allows OEMs and ODMs to easily adopt the VEE technology into handsets using Qualcomm's mobile chipsets and EBI2-based displays. EBI2-based displays are commonly used in handsets with displays that support resolutions between Quarter VGA (QVGA) and Wide QVGA (WQVGA). This new PSB was architected and developed in conjunction with a prominent OEM in the mobile market—underscoring the important of having architecture discussions with our customers.

        We continued to have significant shipment of PolarPro devices in 2008. Our PolarPro and PolarPro II families of solution platforms are low-power, cost effective programmable platforms that we combine with proven system blocks, custom logic and software drivers to provide pure digital CSSPs to our customers. Our PolarPro II and PolarPro solution platforms are energy efficient and were designed with an architecture that meets the interconnect and system logic requirements of power sensitive and portable applications. Both families address the interconnect and logic requirements of power sensitive, portable applications by including embedded circuitry for implementing high bandwidth bus-to-bus interfaces, including large arrays of on-chip dual-port SRAM with co-located asynchronous First-In, First-Out, or FIFO, controllers, DDR interfaces for highly cost effective memory expansion and clock management units. PolarPro II is scheduled to go to mass production status during the first half of 2009. We expect CSSPs that do not require any of the high speed serial, mixed signal PHYs, or VEE technology will be architected using the PolarPro II solution platform beginning in 2009.

        We also plan to extend our technology leadership by adding high value proven system blocks for mobile device designs. Our strategy is to bring to market these PSBs and the related software drivers. Several announcements highlight our trend toward value added IP. In March 2008, we announced the VEE, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color and effective contrast ratio while extending battery life. We licensed elements of this IP from Apical Limited, who has been providing video enhancement intellectual property for the digital camera and flat panel display markets.

        In 2008 we announced several PSBs, including:

  •
  Enhanced SD/SDIO/SDHC Host controller for support of multiple SD/SDIO/SDHC peripherals and memory into a mobile device;

  •
  Ultra Direct Memory Access (UDMA) Host Controller for integrating Parallel ATA (PATA) Hard Disk Drives into mobile devices such as wireless hard disk drive and portable media player (PMP) products;

  •
  A high speed UART which supports the full 3Mbit/sec required for Bluetooth 2.x and Enhanced Data Rate, or EDR, operation in applications such as voice communication between mobile handsets and hands-free headsets and the wireless streaming of multimedia files between devices; and

  •
  An EBI2 PSB that provides a direct connection between a Qualcomm chipset and a Smart LCD, along with the VEE PSB to enhance image viewability and significantly reduce system power.

        We also develop intelligent data processing proven system blocks and the associated software drivers. Intelligent data processing is the movement of data between peripherals without significant involvement from the application processor. For instance, we worked with a wireless hard disk drive manufacturer to move data from a USB interface into a buffer memory and through a Parallel ATA interface to a hard disk drive. Our solution improves the data transfer rate by approximately one level of magnitude compared to managing this data flow with an application processor, which improves the user experience when downloading video and significantly extends battery life. In 2008, we began adapting this type of data processing PSB for a broadband data card application. In this data card application, our solution improved the data transfer rate between a USB interface to a PC or laptop and a microSD memory embedded in the data card. Using our programmable fabric, we designed a custom direct memory access (DMA) engine and highly tuned local bus interface to the wireless modem to achieve this performance. Both of these types of PSBs fit within our Smart Peripheral Integrated Data Aggregator (SPIDA) category of PSBs that we announced during the first quarter of 2009. We expect to continue bringing to market additional PSBs in this category of PSBs.

        Small form factor is a significant consideration for mobile system designers and we address form factor in three primary ways.

  •
  First, our device is a single chip solution. We are often able to reduce the number of chips in a design bill of material by integrating these functions into a CSSP, which saves PCB space and reduces the cost of component interconnect on the board.

  •
  Second, we have invested in advanced package technology, enabling form factors as small as 5x5 millimeters and reduced pin count, which saves space and reduces the cost of interconnect on the PCB. We have also developed less than 5x5 millimeter wafer level chip scale packaging, which enables lower cost small form factor devices. The programmable nature of our devices allows flexibility in the pin location of chip functions and we work with customers to ensure these are routed cost effectively on their printed circuit board. We had multiple opportunities with a top tier PND customer that required a new package and pin out, as well as new PSBs. We were able to deliver the custom package and the PSBs in two months.

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

        We have a loyal military, industrial and mobile product customer base that prefers to purchase our silicon products, select and integrate IP and develop software drivers to complete their system designs. We expect to continue to offer silicon devices, IP cores and software design capability to these customers. During 2008, we announced that an additional PolarPro programmable platform, the QL1P1000, was production ready. The QL1P1000 contains one million logic cells and was developed for the industrial and military markets.

Market Leading Customers

        As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified and will continue to identify the customers we want to serve with CSSPs. We are currently in different stages of engagement with a number of these customers. We believe CSSPs, which are customer specific solutions with standard product economics, are resonating with our target customers. These customers value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to partner with top customers to define new silicon solution platforms and proven system blocks.

Cost Effective Products

        We have changed our product definition and manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable fabric. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, PCB layout, simplified PCB interconnect and reduced signal noise. Hard-wired logic is very cost effective and energy efficient and we typically implement sophisticated logic blocks in hard-wired logic for these reasons. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time required to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

Strategic Relationships

        We partner with intellectual property suppliers, market leaders and key suppliers to expand our served market and speed our time-to-market.

  •
  Partnering with Intellectual Property Suppliers.  A key element of our strategy is to provide a range of high value proven system blocks to our customers, from new features such as enhanced video processing to interconnect system blocks that are essential to mobile device applications. We seek to license intellectual property that increases the value we bring to differentiated mobile products or that speeds our time-to-market with CSSPs. In March 2008, we announced VEE, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color, contrast and resolution while extending battery life. We licensed key portions of this IP from Apical Limited, which has been providing video enhancement intellectual property for the digital camera and flat panel display markets. For our solution platforms with high speed serial or PHY technology, we will continue to license IP from companies that have experience in developing these blocks so that we can reduce our risk and accelerate the time it takes to bring these to market.

  •
  Partnering with Leading Component Suppliers.  We are developing relationships with top tier suppliers of embedded processors, companies that support the trends toward mobile TV and streaming video, suppliers of storage components such as micro hard disk drives or flash memory and providers of networking components such as wireless LAN chipsets. The lowest power consumption, small form factor and high intellectual property security of our solution platforms are compelling for other component suppliers, who can use our solutions in reference designs or application notes to expand their served markets. We have a strong, informal partnership with Marvell Technology Group Ltd., where CSSPs are companion devices to their application processors. In February 2009, we announced that we worked with Icera Inc. on a CSSP design for the broadband data card market. We expect to engage in relationships with other application and mobile processor and component suppliers during the coming year. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

  •
  Partnering with our Key Suppliers.  As a part of our product strategy, we have formed strategic relationships with Amkor Technology, Inc., Mentor Graphics Corporation, Tower Semiconductor Ltd., Taiwan Semiconductor Manufacturing Company, or TSMC, Unisem (M) Berhard and other companies to expand the range of technology that we embed in our products. These alliances are an essential element of our product strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in programmable logic EDA synthesis tools, intellectual property development, wafer fabrication, package engineering and assembly, we can devote our efforts to the development of targeted, well-defined products and solutions.

Create Innovative, Industry Leading System Architecture and Design Services

        We provide system architecture, design services and development tools to our customers.

  •
  Providing Architecture and Design Services.  These services extend our CSSP customers' technical capabilities and shorten their time-to-market by utilizing our experts in system design, programmable logic design, software drivers and embedded systems as part of their design team. We refer to this team as the System Solution Group (SSG).

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

Customers and Markets

        A significant portion of our revenue comes from sales to customers located outside of the United States, distributors and key customers. Our two largest customers (Honeywell International Inc. and Garmin Ltd.) each represented 17% of revenue in 2008 and a PND customer represented 11% of our revenue in the fourth quarter of 2008. Please see Note 13 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

        In the past, there has not been a predictable seasonal pattern to our business. However, we may experience seasonal patterns in the future due to global economic conditions, the overall volatility of the semiconductor industry, and the inherent seasonality of the mobile and consumer markets.

Sales and Technical Support

        We sell our products through a network of sales managers, independent sales representatives and point-of-sale distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have regional sales operations in Texas and Illinois. We also have international sales operations in the United Kingdom, China, Japan, Hong Kong, Taiwan and South Korea. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

        Our customers typically order our products through our distributors. Distributors also create demand for our devices and solutions, generally focusing on customers who are not directly served by our sales managers. Currently, we have two distributors in North America and a network of 15 distributors throughout Europe and Asia to support our international business. Our distributors work with our regional sales managers in identifying new opportunities for our devices and solutions and providing technical support, along with other value added services.

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

        We believe that important competitive factors in our market are:

  •
  product proliferation;

  •
  energy efficiency, and the desire for longer battery life;

  •
  development risk, time-to-market and time-in-market for our customers;

  •
  the need for complete solutions designed for specific applications;

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

        A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (1) suppliers of ASSPs such as Cypress Semiconductor; (2) suppliers of mobile and/or application processors, such as Texas Instruments Inc.; and 3) suppliers of ASICs, such as Winbond and LSI Logic. Our existing competitors for FPGAs include: (1) suppliers of CPLDs, such as Lattice Semiconductor and Altera; (2) suppliers of FPGAs, particularly Xilinx and Actel; and (3) and the ASSP competitors noted above. Xilinx and Altera dominate the programmable logic market and have substantially greater revenue, market presence and financial resources than Actel, Lattice or us. Xilinx dominates the FPGA segment of the market while Altera dominates the CPLD segment of the market. ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as result of our ViaLink technology and how we intelligently architect our PSBs, and are suitable for OEMs or ODMs offering mobile differentiated products. As we introduce additional solutions, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by our solutions. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies.

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

        As of the end of 2008, our research and development staff consisted of 24 employees located in Canada, India and California.

  •
  Our process engineering group develops our proprietary ViaLink wafer manufacturing process, oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

  •
  Our programmable logic design engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro II, or combined with standard functions in solution platforms such as ArcticLink II.

  •
  Our ASSP design engineering group architects and specifies the solution platforms with the mixture of hard-wired logic and programmable fabric. This group then works with third-party design services companies that QuickLogic contracts for device development. By outsourcing device development, QuickLogic has moved to a variable cost model, enabling us to reduce overall R&D spending, while handling several device developments concurrently.

  •
  Our software group develops the design libraries, interface routines and place and route software that allow our system solution group (SSG) and our FPGA customers to use third party design environments to develop designs that are incorporated into our programmable devices.

  •
  Our SSG develops PSBs and associated software drivers, and integrates them with our solution platforms that form the basis of our CSSPs.

Manufacturing

        We have close relationships with third party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

        We currently outsource our wafer manufacturing, primarily to TSMC and Tower. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. We purchase products from TSMC, on a purchase order basis.

        Tower manufactures our new products, and will manufacture new products currently under development, using a six-layer metal, 0.18 micron CMOS process incorporating our ViaLink technology. We have invested $21.3 million in Tower as part of Tower's efforts to build and equip their wafer fabrication facility. Our investment guarantees us a portion of their available wafer fabrication capacity at competitive pricing. Our Tower agreement provides for guaranteed capacity availability through at least 2010.

        Outsourcing of wafer manufacturing enables us to take advantage of these suppliers' high volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

        We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard.

Product Revenue Transition

        Our business is in transition, besides the global economy condition and competition in semiconductor market, there are two other factors affecting our future growth: increased revenue through the success of our CSSP strategy, which we announced in the first quarter of 2007, and an expected decline in revenue from end-of-life products. CSSP revenue is included in our new product revenue. New products contributed revenue of $1.5 million, or 26% of total revenue, in the fourth quarter of 2008. One customer, purchasing CSSPs in Asia for use in PND products, accounted for 18% of total revenue in the fourth quarter of 2008. We believe CSSPs will result in significant new product growth and total revenue, but we cannot assure investors when this will occur.

        We also expect a decline in revenue from our end-of-life products. We announced the end-of-life of certain products for two primary reasons: (1) certain suppliers decided not to renew their agreements to supply us with wafers. For instance, the supplier of wafers for our pASIC 1 and pASIC 2 devices, which were released to production from 1991 through 1997, decided not to renew our supply agreement, and future sales of these devices are limited to inventories on hand; and (2) we decided to end-of-life QuickMIPS and QuickPCI devices so that we could focus our engineering resources on new products. End-of-life products contributed revenue of $808,000, or 14% of total revenue, in the fourth quarter of 2008, and we currently expect these products to contribute less than 10% of our total revenue by the second quarter of 2009.

        In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs utilizing our ArcticLink II, ArcticLink, and PolarPro II, and PolarPro solution platforms, and the development and marketing of additional new products and solutions.

Employees

        As of December 28, 2008, we had a total of 88 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

        Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 99 U.S. patents and have six pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of six patents and have a total of six patent applications pending. Our issued patents expire between 2010 and 2027. We have ten trademarks registered with the U.S. Patent and Trademark Office.

        From time to time, we receive letters alleging patent infringement or inviting us to license other parties' patents. We evaluate these requests on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party's demands.

Executive Officers and Directors

        Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

        The following table sets forth certain information concerning our current executive officers and directors as of February 23, 2009:

Name	Age	Position
E. Thomas Hart	67	Chairman of the Board and Chief Executive Officer
Andrew J. Pease	58	President
Terry L. Barrette	52	Vice President, Operations
Ajith Dasari	38	Vice President, Worldwide Engineering
Brian Faith	34	Vice President, Worldwide Marketing
Ralph S. Marimon	51	Vice President, Finance and Chief Financial Officer
Catriona Meney	47	Vice President, Human Resources and Development
Timothy Saxe	53	Senior Vice President, Engineering and Chief Technology Officer
Michael J. Callahan	73	Director
Michael R. Farese	62	Director
Arturo Krueger	69	Director
Christine Russell	59	Director
Hide L. Tanigami	58	Director
Gary H. Tauss	54	Director

        E. Thomas Hart will become our Chairman of the Board and Chief Executive Officer effective March 30, 2009 and has served as our President, Chief Executive Officer and a member of our Board of Directors since June 1994, and as our Chairman since April 2001. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor Corporation, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology-based management consulting firm. Prior experience includes senior level management responsibilities in semiconductor operations, engineering, sales and marketing with several companies including Motorola, Inc., an electronics provider, and National Semiconductor. Mr. Hart holds a B.S.E.E. degree from the University of Washington.

        Andrew J. Pease will become our President effective March 30, 2009 and has served as our Vice President, Worldwide Sales since November 2006. From July 2003 to June 2006, Mr. Pease was Vice President of Worldwide Sales of Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity, Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds a B.S. degree from the United States Naval Academy and an M.S. in computer science from the Naval Postgraduate School in Monterey, California.

        Terry L. Barrette joined QuickLogic in 1998 and has served as our Vice President, Operations since 2001 and Director of Manufacturing and Product Engineering since 1998. Prior to joining QuickLogic, Ms. Barrette was Director of Product Engineering and Manufacturing at GateField Corporation, a semiconductor manufacturer, from 1996 to 1998. Prior to joining GateField, Ms. Barrette was Manager of Test Engineering and Failure Analysis at LSI Logic from 1989 to 1996. Prior experience includes positions in product engineering, quality and reliability at GE Intersil, Intel and National Semiconductor. Ms. Barrette holds a B.S.E.E. degree from San Jose State University.

        Ajith Dasari joined QuickLogic in July 2002 and has served as our Vice President of Worldwide Engineering since 2006, Senior Director of Engineering since 2005 and Director of Software Development since 2002. Prior to joining QuickLogic Mr. Dasari served in several product development positions from 1994 to 2002, most recently as the senior software manager in the Programmable System Level Integration group at Atmel Corporation, an advanced semiconductor manufacturing company. Prior experience includes a position in software development at Analogy, Inc., a developer of mixed signal simulation tools. Mr. Dasari holds a BSEE degree in electronics and communication from Nagarjuna University in India.

        Brian Faith joined QuickLogic in June of 1996 and has served as our Vice President of Worldwide Marketing since November 2008. From 2001 through 2008, Mr. Faith served in various marketing positions including Vice President of Solutions Marketing and Senior Director of Marketing. Prior to 2001, Mr. Faith was an Engineering Program Manager, served in a Field Application Engineering role and held various Customer Application Engineering roles, including Customer Application Engineering Manager. Mr. Faith has also served as the Chairperson of the Marketing Committee for the CE-ATA Organization. He holds a B.S.C.E. degree in Computer Engineering from Santa Clara University and also served as Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

        Ralph S. Marimon has served as our Vice President, Finance and Chief Financial Officer since November 2008. Prior to joining the Company, Mr. Marimon served as Vice President, Finance and Operations, and Chief Financial Officer of Anchor Bay Technologies, Inc., a fabless semiconductor company that designs and produces advanced video processing chips from 2006. From 2005 to 2006, Mr. Marimon was Vice President of Finance and Administration and Chief Financial Officer of Tymphany Corporation, a provider of innovative audio transducers. Prior to that, Mr. Marimon was Vice President of Finance and Chief Financial Officer of Scientific Technologies, Inc., a provider of automation safeguarding products, from 2004 until 2005. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to

joining Com21 Corporation, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions. Mr. Marimon began his career with National Semiconductor Corporation. Mr. Marimon holds a Masters of Management degree in finance and accounting from Northwestern University and a Bachelor of Arts degree in economics from the University of California, Los Angeles.

        Catriona Meney joined QuickLogic in September 2003 and has served as our Vice President, Human Resources and Development since October 2006. Prior to joining QuickLogic, Ms. Meney was Vice President, International Human Resources at Ocular Sciences, Inc., a global manufacturer of contact lenses, from September 2001 to June 2002. In October 2000, Ms. Meney relocated to the United States. From May 1984 to October 2000, Ms. Meney held several human resource positions at Standard Life Assurance Co., an international financial services provider, located in Scotland, most recently as their Senior Human Resources Business Partner. Prior experience includes human resource positions at Sun Microsystems BV. Ms. Meney holds a M.A. degree, with honors, from the University of Glasgow in Scotland.

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

        Michael J. Callahan has served as a member of our Board of Directors since July 1997. From March 1990 through his semi-retirement in September 2000, Mr. Callahan served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, Inc., a producer of peripheral integrated circuits. From 1978 to March 1990, Mr. Callahan held various positions at Monolithic Memories, Inc., a semiconductor manufacturing company, most recently as its President. During his tenure as President, Monolithic Memories became a subsidiary of Advanced Micro Devices, Inc., a semiconductor manufacturing company, where Mr. Callahan was Senior Vice President of Programmable Products. Prior to joining Monolithic Memories, he worked at Motorola Semiconductor for 16 years where he was Director of Research and Development as well as Director of Linear Operations. Mr. Callahan also serves on the boards of Micrel, Inc., a provider of analog power, mixed-signal and digital semiconductor devices, and Teknovus, Inc., a privately held company specializing in communications chipsets for subscriber access networks. Mr. Callahan holds a B.S.E.E. degree from the Massachusetts Institute of Technology.

        Michael R. Farese has served as a member of our Board of Directors since April 2008. Mr. Farese is currently President and Chief Executive Officer and member of the Board of Directors of BitWave Semiconductor Inc., a fabless semiconductor company and innovator of programmable radio frequency ICs, a position he has held since September 2007. From September 2005 to September 2007, Mr. Farese was Senior Vice President, Engineering, of Palm, Inc., a leading mobile products company. He was President and Chief Executive Officer of WJ Communications, a radio frequency (RF) semiconductor company from March 2002 to July 2005 and President and CEO of Tropian, Inc., a developer of high efficiency RF ASICs for 2.5 and 3G cellular phones, from October 1999 to March 2002. Prior to that time, Mr. Farese held senior management positions at Motorola Corp., Ericsson Inc., Nokia Corp. and ITT Corp. Mr. Farese has held management positions at AT&T Corp. and Bell Laboratories, Inc. and has been in the telecommunications and semiconductor industry for more than 35 years. Mr. Farese holds a B.S. degree and a Ph.D in Electrical Engineering from Rensselaer Polytechnic Institute. He received his M.S. in Electrical Engineering from Princeton University.

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

        Christine Russell has served as a member of our Board of Directors since June 2005. Since September 2008, Ms. Russell has been Executive Vice President of Business Development of Virage Logic Corporation, a provider of advanced intellectual property for the design of integrated circuits, where she previously served as Vice President and Chief Financial Officer from June 2006 to September 2008. Ms. Russell served as Senior Vice President and Chief Financial Officer of OuterBay Technologies, Inc., a privately held software company enabling information life cycle management for enterprise applications, from May 2005 until February 2006, when OuterBay was acquired by Hewlett-Packard Company. From October 2003 to May 2005, Ms. Russell served as the Chief Financial Officer of Ceva, Inc., a company specializing in semiconductor intellectual property offering digital signal processing cores and application software. From October 1997 to October 2003, Ms. Russell served as the Chief Financial Officer of Persistence Software, Inc., a company specializing in enterprise software providing infrastructure for distributed computing. Prior to 1997, Ms. Russell served in various senior financial management positions with a variety of technology companies for a period of more than twenty years. Ms. Russell formerly served as a director of Peak International Limited, a supplier of precision-engineered packaging products for storage, transportation and automated handling of high technology products, until Peak was acquired by S&G Company, Ltd. in June 2008. Ms. Russell holds a B.A. degree and an M.B.A. degree from the University of Santa Clara.

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

ITEM 1A.    RISK FACTORS

Our CSSP design opportunities may not result in the revenue we expect

        We have transitioned to becoming a supplier of CSSPs primarily to the mobile market from being a broad-based supplier of FPGA devices. We have developed a significant pipeline of design opportunities for CSSPs in our target markets and we are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances. Mobile product life cycles are short and we must replace revenue lost at the end of these product life cycles with sales from new design wins. In addition, we expect revenue from the rest of our business to decline due to the stage of our customers' product life cycles.

        The generation of revenue from mobile market design opportunities is influenced by a number of factors, such as our ability to supply solutions that meet customers' cost targets and performance requirements, the value and price of our solutions relative to competing solutions, our customers' decisions whether to produce in volume the products utilizing our solution, the timing of our customers' product introduction dates, the market success of our customers' products and general economic conditions. If these design opportunities result in revenue that is later or significantly lower than we expect, our results of operations and financial condition will be adversely affected.

Our business could be adversely affected by the current financial crisis

        The continued downturn in general worldwide economic conditions may cause a reduction in the consumption of the products that use our devices, cause cancellation or delay of our customers' introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis my adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business.

If we fail to successfully develop, introduce and sell CSSPs and new products, or if our CSSP design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future

        The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced CSSPs that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in CSSP and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers. Our gross margin and valuation of inventories may be affected by these strategies if, for instance, we generate significant revenue before we are able to reduce our costs or if an opportunity priced to gain market share becomes significant to our quarterly revenue.

        In the second quarter of 2008, we realigned our operating model in order to reduce our fixed costs, lower our breakeven revenue level, increase our scalability with growth beyond breakeven and improve our agility. As a result of the operational realignment, there was a significant reduction in staffing. Our revenue for 2008 was $31.9 million, consisting of $8.1 million in new product revenue, including CSSPs, $17.1 million in mature product revenue and $6.7 million in end-of-life product revenue. We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability while offsetting expected declines in other parts of our business. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature and end-of-life products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. If our mature product revenue were to decline more quickly than expected, it could have a significant effect on our results of operations and cash flows. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products and the effect of short mobile product life cycles, there is no assurance when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

        If (i) we are unable to design, produce and sell new CSSPs that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; (ii) market demand for our CSSPs and other products fails to materialize; (iii) we are unable to obtain adequate capacity on a timely basis; (iv) we are unable to develop CSSPs or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially affected, we may be required to write-off related inventories and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

        Our current product delivery cycle can be longer than our customers' known requirements for product. As a result, we may have low visibility to product demand in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver product to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

We may not have the liquidity to support our future operations and capital requirements

        Our cash and cash equivalents balance at the end of 2008 was $19.4 million. At the end of 2008, the Company had borrowed $2.0 million of revolving debt with a variable interest rate which is the greater of six percent or the prime rate plus one percent (6.0% as of December 28, 2008).

        At the end of 2008, we held 1,344,543 Tower ordinary shares, valued at approximately $175,000 based upon the market closing price of $0.13 per share at the end of the reporting period. Our ability to obtain competitive pricing from Tower is tied to our ownership of at least 450,000 of these Tower shares.

        While our primary investment object is the preservation of cash and our portfolio is comprised of securities with active secondary and resale markets, any investment is subject to a degree of interest rate and liquidity risk. Capital expenditures, which are largely driven by development activities and the introduction and initial manufacturing of new products, could total $1.4 million in the next twelve months. At the end of 2008, we had commitments to purchase $4.8 million of wafer inventory.

        As a result of potential investments, current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue and gross profit, especially from our ArcticLink and PolarPro solution platforms and products currently under development, to generate positive cash flow. In addition, these new products have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding source may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We have a limited number of significant customers and limited visibility into the long-term demand for our products from these customers

        A few end-customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase in the future as we target market leading manufacturers of high volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or cancelled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could severely harm our business.

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

        In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, between 2001 and 2002 we invested $21.3 million in equity and prepaid wafer credits to obtain guaranteed wafer fabrication capacity at Tower Semiconductor until at least 2010. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

        We record a majority of our inventory transactions based on information from our subcontractors. If we do not receive prompt and accurate information from our suppliers, we could be unable to meet our delivery commitments to customers or commit to manufacturing inventories that are not required to meet customer delivery commitments, which could materially harm our business.

Our future results depend on our relationship with Tower

        We have invested approximately $21.3 million in Tower. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in Tower's foundry facility. We believe that Tower's long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government's Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where Tower's fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, Tower's financial condition, or other factors may adversely impact Tower's business prospects and may discourage future investments in Tower from outside sources. If Tower is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in Tower may possibly become worthless, our wafer credit from Tower may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, Tower is the primary manufacturer of our new products.

        At the end of 2008 we have $846,000 of prepaid wafer credits reported as other assets on our balance sheet, and we hold 1.3 million tower ordinary shares with a value $0.13 per share. The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, Tower's financial health and Tower's ability to remain in compliance with Nasdaq listing standards. If Tower does not remain in compliance with Nasdaq listing standards, or if Tower's financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected. We wrote down the Tower shares to their fair market value of $0.13 per share, or $175,000, at the end of fourth quarter of 2008 due to an "other than temporary" decline in their market value.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

        We spend significant time and money designing and developing silicon solution platforms such as ArcticLink and PolarPro and proven system blocks, such as our VEE, USB and IDE, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories

        Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. Our failure to adequately forecast demand for our products could materially harm our business.

We are expending substantial time and effort to develop solutions with partners that depend on the availability and success of technology owned by the partner

        Our approach to developing solutions for potential customers involves: (i) embedded processors developed by other companies; (ii) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; (iii) proprietary intellectual property such as key elements of our VEE; and (iv) specific industry standards such as USB 2.0 OTG, Secure Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

        We incurred significant losses to date. Our accumulated deficit as of December 28, 2008 was $148.0 million. We recorded a net loss of $9.4 million in 2008, $11.1 million in 2007, and $9.2 million in 2006, and we may not return to profitability in any future periods.

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

        Factors that could cause our operating results to fluctuate include: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectability of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield and quality; (viii) our competitors' product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules; (xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan; (xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and (xv) our ability to obtain capital, debt financing and insurance on commercially reasonable terms. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business may be materially harmed.

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

Problems associated with international business operations could affect our ability to manufacture and sell our products

        Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Asia, South Asia and the Middle East regions. As a result, these manufacturing operations and new product introductions are subject to risks of political instability.

        A significant portion of our total revenue comes from sales to customers located outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total revenue in future periods. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce and economic instability. In addition to overseas sales offices, we have significant research and development activities in Canada and India. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights.

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

Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, and suppliers of ASICs

        We face competition from companies that offer ASSPs such as Cypress Semiconductor. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs. Companies such as LSI Corporation supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

We may depend upon third party distributors and independent sales representatives to market and sell our products, and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products

        We contract with third party distributors and independent sales representatives to market and sell a portion of our products in certain geographies. Although we have contracts with our distributors and representatives, our agreements with them may be terminated on short notice by either party and, if terminated, we may be unable to recruit additional or replacement distributors or representatives. As a result, our future performance will depend in part on our ability to retain our existing distributors and representatives and to attract new distributors and representatives that will be able to effectively market, sell and support our products and solutions. The loss of one or more of our principal distributors or representatives, or our inability to attract new distributors or representatives, could materially harm our business.

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

        We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has at times traded below $1.00 since the fiscal fourth quarter of 2008. In the event that our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive business days, we may receive a deficiency notice from the Listing Qualifications Department of the Nasdaq Stock Market. If we receive a deficiency notice, our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or else we may be delisted from the Nasdaq Global Market. Should we be delisted from the NASDAQ Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market. The Nasdaq Stock Market suspended the minimum closing bid requirements until April 2009.

        If our Common Stock becomes ineligible for listing on either the Nasdaq Global Market or the Nasdaq Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders' abilities to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

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

        As of December 2008, we have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification of Section 404. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

The Company, our directors and management have been named parties to lawsuits and may be subject to future litigation, which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities

        The Company and certain of our directors and officers are named in a lawsuit relating to the initial public offering laddering litigation. We may become the subject of other private or government actions in the future. Litigation may be time consuming, expensive and disruptive to normal business operations and the outcome of litigation is difficult to predict. Any expenses associated with litigation or the outcome relating to any such actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2012. We have subleased approximately 8,000 square feet of this facility through February 2009. Our research and development facility in Toronto, Canada, consisting of approximately 8,400 square feet, is leased through February 2010. We subleased the Toronto facility for the period beginning February 1, 2009 through the end of the lease term and we have entered into an Office Service Agreement for the use of office space in a nearby office center through January 2010. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2009. We also lease office space in Hong Kong, China; Taipei, Taiwan and London, England. We believe that our existing facilities are adequate for our current needs.

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

        In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in six test cases. On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints.

        The parties recently reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been traded on the Nasdaq Global Market under the symbol "QUIK" since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 28, 2008:
First Quarter (through March 30, 2008)	$3.41	$2.55
Second Quarter (through June 29, 2008)	$3.13	$1.69
Third Quarter (through September 28, 2008)	$1.75	$1.02
Fourth Quarter (through December 28, 2008)	$1.11	$0.51
Fiscal Year Ending December 30, 2007:
First Quarter (through April 1, 2007)	$3.25	$2.48
Second Quarter (through July 1, 2007)	$2.99	$2.57
Third Quarter (through September 30, 2007)	$3.76	$2.68
Fourth Quarter (through December 30, 2007)	$4.21	$3.28

Stockholders

        The closing price of our common stock on the Nasdaq Global Market was $0.79 per share on February 23, 2009. As of February 23, 2009, there were 29,909,393 shares of common stock outstanding that were held of record by approximately 249 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities. We estimate that the number of beneficial stockholders of the shares of our common stock as of February 23, 2009 was approximately 5,576.

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

Shelf Registration

        On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the SEC. Under the shelf registration statement, the Company had the ability to raise up to $30.0 million up through November 30, 2008. The Company did not raise any funds in connection with this filing. This shelf registration statement expired on November 30, 2008.

Stock Performance Graph

        The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2003 to December 31, 2008 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2003 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2008.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among QuickLogic Corporation, The S&P 500 Index
And The S&P Semiconductors Index

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

        Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2008	2007	2006(1)	2005	2004
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$31,910	$34,417	$34,924	$48,259	$44,612
Cost of revenue	14,941	19,410	17,739	18,124	20,878
Long-lived asset impairment(2)	1,545	—	—	—	—

Gross profit	15,424	15,007	17,185	30,135	23,734
Operating expenses:
Research and development	8,185	9,517	9,303	9,648	11,885
Selling, general and administrative	14,049	17,163	18,062	16,855	15,905
Long-lived asset impairment(2)	468	—	—	—	3,201
Restructuring costs(4)	502	—	—	—	—

Income (loss) from operations	(7,780)	(11,673)	(10,180)	3,632	(7,257)
Write-down of marketable securities(3)	(1,398)	—	—	(1,466)	(1,532)
Interest expense	(225)	(280)	(329)	(189)	(255)
Interest income and other, net	(6)	894	1,366	542	212

Income (loss) before income taxes	(9,409)	(11,059)	(9,143)	2,519	(8,832)
Provision for (benefit from) income taxes	(54)	75	71	169	—

Net income (loss)	$(9,355)	$(11,134)	$(9,214)	$2,350	$(8,832)

Net income (loss) per share:
Basic	$(0.32)	$(0.38)	$(0.32)	$0.09	$(0.35)

Diluted	$(0.32)	$(0.38)	$(0.32)	$0.08	$(0.35)

Weighted average shares:
Basic	29,653	29,041	28,485	26,954	25,493

Diluted	29,653	29,041	28,485	28,039	25,493

	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,376	$20,868	$24,621	$28,283	$24,914
Working capital	17,407	22,279	28,699	34,043	27,386
Total assets	28,426	41,424	50,235	54,996	50,941
Long-term obligations, excluding current portion	—	2,527	1,618	2,571	2,192
Total stockholders' equity	21,862	29,018	37,368	42,237	36,166

(1)
The Company adopted the provisions of SFAS No. 123(R) beginning fiscal year 2006. See Notes 2 and 12 in Part II, Item 8 of this Form 10-K.

(2)
Long-lived asset impairment of $2.0 million in 2008 consisted of non-cash charges relating to the write-down of the carrying value of (i) Tower prepaid wafer credit of about $1.3 million; (ii) the equipment used in the production of a particular silicon device of $199,000 and (iii) unutilized EDA licenses of $468,000. Long-lived asset impairment in 2004 consisted of a $3.2 million non-cash charge relating to the write-down of the carrying value of the assets associated with our QuickMIPS products.

(3)
Write-down of marketable securities consisted of non-cash charges of $1.4 million, $1.5 million and $1.5 million in 2008, 2005 and 2004, respectively, for the write-down of our equity investment in Tower Semiconductor Ltd. to fair value.

(4)
Restructuring costs consisted of severance payments relating to the reorganization in 2008.

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

        The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue, (ii) the adverse affects of the current financial crisis, (iii) the commercial and technical success of our CSSPs and new products such as ArcticLink® and PolarPro®, (iv) our ability to accurately estimate quarterly revenue, (v) the liquidity required to support our future operating and capital requirements, (vi) our dependence upon single suppliers to fabricate and assemble our products, (vii) our dependence on our relationship with Tower, and (viii) our successful introduction of products and CSSPs incorporating emerging technologies or standards. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add features to their mobile, prosumer, consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, Eclipse™ II and QuickPCI® II (all of which fall into our new product category); our mature product family includes pASIC® 3, QuickRAM®, Eclipse, and EclipsePlus, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS, QuickPCI and QuickFC.

        CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platform, proven system blocks, or PSBs, custom logic and software drivers. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves video streams to IP which implement commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, or Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer's engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device and providing software drivers required for the customers' application.

        CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for the ability to provide a range of products from a single platform and the flexibility to address specific product requirements or changes. Market leading original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, seek to develop product platforms from which several products, or SKUs, can be introduced. For example, Mobile Internet Device (MID) companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, Bluetooth 2.x + EDR and USB 2.0 OTG. These customers value our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

        Although the semiconductor industry as a whole is expected to decline in 2009 with modest growth in 2010, consumer products are a strong driver for semiconductor sales, and the needs of the consumer market have a unique set of requirements. One important trend in the consumer market is towards mobile, handheld devices. The market for mobile, handheld devices is large. In 2008, more than 1.2 billion cellular phones, ranging from multimedia to ultra low cost phones, were sold (according to iSuppli, a market intelligence company). More importantly, iSuppli predicts that the smartphone segment of the overall cellular phone segment will increase 62% over the next three years, from 219 million units in 2008 to 356 million units, by the end of 2011. In fact, the smartphone segment is predicted to be one of the higher growth segments during the current economic downturn.

        Important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, and while they are "on the go", or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

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

        This range of offerings allows customers to acquire a solution tailored for their needs. Mobile product original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, tend to prefer a complete solution, and purchase CSSPs. Other customers in the industrial or military segments with proprietary IP requirements choose to purchase our FPGAs or ArcticLink II / ArcticLink / PolarPro II / PolarPro solution platforms and utilize our IP cores as appropriate. Whether a customer uses our CSSPs as a complete solution, or proven IP cores with our FPGAs, we believe our solutions and products enable system manufacturers to improve their time-to-market, lower total system power consumption, reduce their development risk and total cost of ownership, and add features or performance to their embedded applications.

        Our CSSPs, and the rest of our product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than our competitors' products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports low power consumption and higher signal speed. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells, and between the hard-wired logic and logic cell portions of our platforms.

        We offer a range of CSSPs built on our ArcticLink II VX, ArcticLink, PolarPro II and PolarPro solution platform families. Our PolarPro programmable architecture builds on our low power Eclipse II architecture to provide lower power consumption and a cost effective platform for pure digital applications. During 2008, we introduced the latest addition to the PolarPro solution platform family, called PolarPro II. The PolarPro II solution platform augments the PolarPro family by providing a platform that increases our logic capacity for building CSSPs, and at the same time, further reduces our standby power consumption, reduces our package size, and reduces our manufacturing costs. CSSPs developed using our PolarPro II and PolarPro solution platforms implement PSBs and custom logic in programmable fabric. Based on our engineering analysis of portable, battery powered applications, we believe designers using either PolarPro II or PolarPro can extend battery life by as much as four times as compared to a standard product implementation, setting a new standard for low power consumption through the use of programmable logic.

        We started shipping CSSPs based on our ArcticLink solution platform in 2007, and announced a new ArcticLink II VX solution platform in 2008. ArcticLink and ArcticLink II VX solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward high-speed serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate customer products, add features and reduce system development costs. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, Bluetooth 2.x + EDR and USB 2.0 OTG. These manufacturers value our solution platforms, since the programmable fabric can be used to implement various combinations of these features into a range of their products from a single platform design.

        Our CSSPs provide:

  •
  Complete Flexible Solutions—we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet quickly changing market conditions;

  •
  Reduced Design Expense and Risk—we provide PSBs addressing a range of video, network, storage, intelligent processing and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

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

  •
  Small Form Factor—we manufacture single chip solutions in packages as small as 5x5 millimeters, wafer level, chip scale packaging, or WLCSP, and known good die configurations; and

  •
  Platform Design Capability—we partner with customers to develop a range of solutions from a single hardware platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric.

        We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

  •
  Cellular —including multimedia and smartphones;

  •
  Computing—including Mobile Internet Devices, or MIDs, Netbooks, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband 3G data cards; and

  •
  Consumer Electronics—including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices;

        Examples of how existing and potential customers benefit from CSSPs are:

  •
  Multimedia Phones—we have been marketing our recently announced VEE, a PSB built upon an IP core we licensed, to enable improved user experience when viewing video and Mobile TV, still images, and high resolution graphics. VEE drastically improves the perceived color, contrast and resolution with longer battery life;

  •
  Smartphones—in addition to the benefits outlined for Multimedia Phones, we have several PSBs targeted at enabling additional, smart connectivity such as BlueTooth 2.x EDR and USB 2.0 OTG, and more power and cost-efficient methods of connecting application processors and cellular baseband devices inside Smartphones;

  •
  Broadband Data Cards—our solutions provide the lowest power interface between a cellular modem and a laptop card slot or USB connector, as well as high performance data transfers between the laptop and the internal memory in the data card;

  •
  Personal Navigation Devices—our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and SDIO based peripherals;

  •
  Portable Media Players—our solutions allow a processor to access and efficiently control a micro hard disk drive, as well as enhancing the consumers viewing experience of the multimedia content with the VEE PSB;

  •
  Wireless Hard Disk Drives—our solutions allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer and improves battery life; and

  •
  Handheld POS Terminals—our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets, storage connectivity, as well as aggregation of multiple Secure Access Modules (SAMs) to the application processor.

        Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

        In addition to working directly with our customers, we partner with other technology companies to develop additional intellectual property, reference platforms and system software to provide application solutions. We partner with companies that are experts in certain technologies. For instance, we licensed elements of VEE from Apical Limited, a U.K. company that sells enhanced video image capability. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs.

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

Revenue Recognition

        We supply standard products which must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties. Once programmed, our parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

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

        Unprogrammed parts shipped to distributors may be used by multiple end-customers and distributors may have certain return and price adjustment privileges on unsold inventories. Accordingly, revenue associated with unprogrammed parts, other than the end-of-life products described above, is deferred until resale to the end-customer. Deferred income on shipments to distributors reflects the amount of gross margin expected to be realized when distributors sell through these products purchased from us.

        Revenue from sales to distributors represents a significant portion of our revenue. The percentage of sales derived through distributors was 50%, 57% and 52% in 2008, 2007 and 2006, respectively. Two distributors accounted for more than 10% of our revenue in 2008, 2007 and 2006. Our largest distributor accounted for 14%, 23% and 26% of our revenue in 2008, 2007 and 2006, respectively. Our second largest distributor accounted for 12%, 15% and 11% of our revenue in 2008, 2007 and 2006, respectively.

        Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end-customer Also reported by the distributor are product resale price, quantity and end-customer shipment information, as well as inventories on hand. Reported distributor inventories on hand are reconciled to deferred revenue balances monthly.

        During the fourth quarter of 2008, we renegotiated our agreements with our distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits (SSD) will be eliminated and parts held by the distributor may be returned for quality reasons only under our standard warranty policy. Revenue will be recognized upon shipment of both programmed and unprogrammed parts to distributors. During the fourth quarter of 2008, a majority of our distributors have signed the new agreements.

        Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company's revenue for fiscal years 2008, 2007 and 2006.

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

Estimating Allowance for Doubtful Accounts

        We estimate uncollectible accounts receivable at each reporting period, which could have a material effect on our reported accounts receivable balance and operating expenses. Specifically, we analyze our aging of accounts receivable taking into consideration our bad debt history, customer payment history, customer concentration, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $1.7 million, net of the allowance for doubtful accounts of $10,000, as of the end of 2008.

Valuation of Investments

        At December 28, 2008, we held 1,344,543 available-for-sale Tower ordinary shares valued at approximately $175,000, of which approximately $116,000 was recorded as a short-term investment. Our investment is marked to market on our balance sheet at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the available-for-sale shares changes during a reporting period, we increase or decrease the value of the shares and record a corresponding accumulated other comprehensive gain or loss in the equity section of the balance sheets. If the market value of the shares were to decline below the carrying value and if the decline is determined to be "other than temporary," we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares. During 2008, the Company wrote down the value of its investment in Tower shares by $1.4 million due to "other than temporary" declines in market value, resulting in a carrying value of $0.13 per share for the period ended December 28, 2008. The determination that the decline in market value was "other than temporary" included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods.

        The Tower shares which we purchased in 2001 and 2002 were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be "other than temporary" by $15.1 million between 2001 and 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value. After these write-downs, the carrying value of the Tower shares was $0.13 per share.

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

        During 2008, we wrote-off equipment with a net book value of $57,000. We wrote down the carrying value of (i) Tower prepaid wafer credit by about $1.3 million; (ii) equipment used in the production of a particular silicon device by $199,000 and (iii) unutilized EDA licenses by $468,000.

Stock-Based Compensation

        We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", or SFAS No. 123(R), and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of SFAS No. 123(R). This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. In addition to the assumptions used in the Black-Scholes pricing model, SFAS No. 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSA and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 12 of our consolidated financial statements.

Accounting for Income Taxes

        As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards under SFAS No. 123(R), depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $51.4 million as of the end of 2008. We have also recorded a valuation allowance of $51.3 million as of the end of 2008 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2010 for federal and state purposes.

        Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109," or FIN 48. We did not recognize a material additional liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Estimating Accrued Liabilities

        We review our accounts payable and accrued liabilities at the end of each reporting period and accrue liabilities as appropriate. During this analysis, we consider items such as manufacturing activity, commitments made to or the level of activity with vendors, payroll and other employee-related commitments, historic spending, budgeted spending and anticipated changes in the cost of services.

Results of Operations

        The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.8	56.4	50.8
Long-lived asset impairment	4.8	—	—

Gross profit	48.4	43.6	49.2
Operating expenses:
Research and development	25.7	27.7	26.7
Selling, general and administrative	44.1	49.9	51.7
Long-lived asset impairment	1.5	—	—
Restructuring costs	1.6	—	—

Loss from operations	(24.5)	(34.0)	(29.2)
Write-down of marketable securities	(4.4)	—	—
Interest expense	(0.7)	(0.8)	(0.9)
Interest income and other, net	0.0	2.6	3.9

Income (loss) before income taxes	(29.6)	(32.2)	(26.2)
Provision for (benefit from) income taxes	(0.3)	0.2	0.2

Net income (loss)	(29.3)%	(32.4)%	(26.4)%

	Fiscal Years
	2008	2007	2006
Revenue by product family(1) (in thousands):
New products	$8,108	$6,347	$6,547
Mature products	17,115	16,585	17,460
End-of-life products	6,687	11,485	10,917

Total revenue	$31,910	$34,417	$34,924

(1)
In fiscal 2007, we changed the classification and definition of our product families and have adjusted prior periods to conform to the new definitions. New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products. Mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products. In prior periods, revenue was reported in the following categories: mature products, embedded standard products, advanced embedded standard products and royalty. The mature products included pASIC 1, pASIC 2 and pASIC 3 products. Embedded standard products included QuickRAM, QuickPCI, QuickDSP, QuickFC and V3 products. Advanced embedded standard products included Eclipse, PolarPro, Eclipse II, QuickPCI II and QuickMIPS products, as well as programming hardware and software.

Comparison of Fiscal Years 2008 and 2007

        Revenue.    Our revenue for 2008 was $31.9 million, representing a decline of approximately $2.5 million, or 7%, from revenue of $34.4 million in 2007. The decline in revenue is primarily due to a decrease in demand for end of life products which declined $4.8 million as compared to 2007. This decline is offset by the increase in revenue for our mature products and new products. Revenue for mature products increased by $530,000 primarily due to higher customer demand for our pASIC 3 products. New product revenue also increased by $1.8 million, primarily due to the higher customer demand for our PolarPro and ArcticLink products. This increase is partially offset by the lower demand for Eclipse II products.

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

        We currently expect that revenue from end-of-life products, which was $808,000, or 14% of revenue, in the fourth quarter of 2008, will be less than 10% of our revenue by the second quarter of 2009.

        The following is a breakdown of end-of-life product revenue (in thousands). Due to the nature of end-of-life purchases, revenue levels from these products could fluctuate significantly on a sequential basis.

	Fiscal Years
	2008	2007
pASIC 1 and pASIC 2	$849	$2,028
V3	1,394	4,214
QuickPCI	3,271	4,150
QuickMIPS	1,173	1,093

Total end-of-life revenue	$6,687	$11,485

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

        Gross Profit.    Gross profit was $15.4 million and $15.0 million in 2008 and 2007, respectively, which was 48.4% and 43.6% of revenue for those periods. The $417,000 increase in gross profit in 2008 was primarily due to decreased inventory related charges of $1.9 million for excess quantities and lower of cost or market, which was partially offset by the $1.5 million impairment charge for long lived assets in 2008. The sale of previously reserved inventories reduced our cost of revenue by $611,000 and $1.3 million in 2008 and 2007, respectively.

        Research and Development Expense.    Research and development expense was $8.2 million and $9.5 million in 2008 and 2007, respectively, which represented 25.7% and 27.7% of revenue for those periods. The decrease in expense of approximately $1.3 million was primarily due to savings associated with the operational realignment that we undertook in 2008. This change reduced the compensation cost by $1.2 million, equipment and supplies by $450,000 and depreciation by $272,000 offset by an increase in outside services changes of $558,000.

        In the second quarter of 2008, we established a plan to outsource certain development functions that were previously performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model was implemented by the second quarter of 2008. As a result of this decision, our research and development staffing in Toronto, Canada was reduced. We also reduced other development expenses in the quarter as we realigned resources throughout the Company with our expected revenue outlook. We retained our core competencies and do not expect this change to have a material adverse impact on our product introduction schedules for 2009. We believe this realignment of resources will lower our development expense per project, lower fixed costs, reduce our cash consumption and lower our break-even revenue level, enable a more rapid return to profitability and profit scalability, and allow room for discretionary spending in response to market demands.

        Selling, General and Administrative Expense.    Selling, general and administrative, or SG&A, expense was $14.0 million and $17.2 million in 2008 and 2007, respectively, which represented 44.1% and 49.9% of revenue for those periods. The decrease of $3.2 million in SG&A expense was primarily due to a decrease in compensation expenses of $ 1.5 million and a $1.7 million decrease in outside services such as consulting, temporary help and legal. The decrease in compensation expense was mainly due to the issuance of restricted stock units (RSUs) in lieu of cash during the second quarter of 2008.

        Long-Lived Assets Impairment.    In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses.

        Restructuring Costs.    In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits in the second quarter of 2008; these benefits are expected to be paid by the end of fiscal 2009. In the fourth quarter of 2008, we recorded an additional $50,000 charge related to severance benefits paid to terminated employees.

        Write-down of Marketable Securities.    In 2008, we determined that our investment in Tower had suffered a decline in value that was "other than temporary." This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $1.4 million in 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the Tower ordinary shares was $0.13 per share as of the end of 2008.

        Interest Expense.    Interest expense decreased to $225,000 in 2008 as compared to $280,000 in 2007. This $55,000 decrease was primarily due to lower average outstanding debt and capital lease balances and lower interest rates.

        Interest Income and Other, Net.    Interest income and other, net, consists primarily of interest income, foreign exchange gains and losses, and other tax expense. Interest income and other, net, decreased to an expense of $6,000 in 2008 as compared to income of $894,000 in 2007. The $900,000 decrease in interest income and other, net is primarily due to lower interest income received as a result of lower average cash balances and lower interest rates.

        Provision for (Benefit from) Income Taxes.    We recorded a benefit from income taxes of $54,000 in 2008 and a provision for income taxes of $75,000 in 2007. The benefit from income taxes in 2008 is due primarily to a domestic tax benefit from refundable research and development tax credits net of income taxes on foreign operations. The provision for income taxes in 2007 consists primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefits. We will continue to assess the realizability of deferred tax assets in future periods. Effective January 1, 2007, we adopted FIN 48. We did not recognize a material additional liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

        As of the end of 2008, we had net operating loss carryforwards for federal and state tax purposes of approximately $100 million and $35.8 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2010 for federal and state purposes.

        Stock-Based Compensation.    For 2008 and 2007, stock-based compensation totaled $2.3 million and $1.7 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Cost of revenue	$267	$229	$183
Research and development	517	376	368
Selling, general and administrative	1,557	1,099	894

Total	$2,341	$1,704	$1,445

        During the second quarter of 2008, we granted fully vested RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs was $570,000 for the second quarter of 2008. We issued net shares for these vested awards, withholding shares in settlement of employee tax withholding obligations.

        The amount of stock-based compensation included in inventories at the end of 2008, 2007 and 2006 was not material and there was no tax effect on the financial statements for all periods presented.

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

        Provision for Income Taxes.    We recorded a provision for income taxes of $75,000 and $71,000 in 2007 and 2006, respectively. The provision for income taxes in both years consists primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefits. We will continue to assess the realizability of deferred tax assets in future periods. Effective January 1, 2007, we adopted FIN 48. We did not recognize material additional liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

        Stock-Based Compensation.    For 2007 and 2006, stock-based compensation totaled $1.7 million and $1.4 million, respectively.

Liquidity and Capital Resources

        We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of December 28, 2008, our principal sources of liquidity consisted of our cash and cash equivalents of $19.4 million, available credit under our revolving line of credit with Silicon Valley Bank of approximately $4.0 million (assuming we continue to be in compliance with the loan covenant), and our investment in Tower with a market value of approximately $175,000. We intend to hold 450,000 shares in Tower, valued at $59,000 as of the end of 2008, in order to obtain preferred wafer pricing from Tower.

        As of December 28, 2008, our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $753,000 outstanding under capital leases. The term of the revolving debt facility runs until June 2010. Our accumulated deficit was $148.0 million as of December 28, 2008. Capital expenditures, which are largely driven by the development of new products and manufacturing activity, are projected to be less than $1.4 million in the next twelve months.

        On August 13, 2008, we entered into a Fourth Amendment to Second Amended Restated Loan and Security Agreement (the "Agreement") with Silicon Valley Bank. The amended facility includes a $6.0 million revolving line of credit that is available until June 2010. Advances under the line of credit may be either prime rate plus one percent advances, which accrue interest at a variable interest rate of the prime rate plus one percent, or fixed rate advances, which earn interest at LIBOR plus 3.5%. Prime rate plus one percent advances may be prepaid without penalty, and the Company pays interest at a rate of 0.25% for the unused portion of its line of credit. As of December 28, 2008, the Company has $2.0 million of advances under the line of credit which are classified as a short-term liability on the balance sheets, with a variable interest rate equal to the greater of six percent or the prime rate plus one percent. The bank has a first priority security interest on substantially all of our tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, we must maintain a minimum tangible net worth and an adjusted quick ratio. The agreement also has certain restrictions including, among others, the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, the granting of liens and the payment of dividends. We were in compliance with all loan covenants as of the end of the current reporting period.

        During 2008, the Company repaid notes payable of $3.3 million and, as noted above, borrowed $2.0 million of revolving debt through a prime rate plus one percent advance under its revolving line of credit.

Net Cash from Operating Activities

        In 2008, net cash provided by operating activities was $1.1 million and resulted from a net loss of $9.4 million, which included $10.0 million of non-cash charges. These non-cash charges included write-downs of inventories in the amount of $1.6 million to reflect excess quantities, depreciation and amortization of our long-lived assets of $2.2 million, stock-based compensation of $2.3 million, long-lived asset impairment of $2.0 million, write-down of marketable securities of $1.4 million and a decrease in Tower prepaid wafer credits of $360,000. In addition, changes in working capital accounts provided cash of $431,000 as a result of a decrease in deferred income and royalty revenue of $665,000, decreased inventories of $2.3 million, a decrease in accrued liabilities of $691,000 and a decrease in accounts payable of $2.1 million due to the timing of expenditures and purchase of inventories at the end of 2008. These cash uses were partially offset by a decrease in other assets of $829,000 and accounts receivable of $844,000.

        In 2007, net cash used for operating activities was $2.7 million and resulted from a net loss of $11.1 million, which included $10.0 million of non-cash charges. These non-cash charges included write-downs of inventories, primarily for excess quantities, in the amount of $3.9 million, depreciation and amortization of our long-lived assets of $2.9 million, stock-based compensation of $1.7 million and a decrease in Tower prepaid wafer credits of $1.1 million. In addition, changes in working capital accounts used cash of $1.6 million as a result of a decrease in deferred income and royalty revenue of $1.2 million, increased inventories of $647,000 due to the purchase of new product wafers for future orders at potentially high volume customers, a decrease in accrued liabilities of $234,000 and a decrease in accounts payable of $233,000 due to the timing of expenditures and purchase of inventories at the end of 2007. These cash uses were partially offset by a decrease in other assets of $753,000.

        In 2006, net cash used for operating activities was $4.1 million and resulted from a net loss of $9.2 million, which included $8.2 million of non-cash charges. These non-cash charges included depreciation and amortization of our long-lived assets of $3.1 million, write-downs of excess and obsolete inventories in the amount of $2.8 million, stock-based compensation of $1.4 million and the utilization of Tower prepaid wafer credits of $593,000. In addition, changes in working capital accounts used cash of $3.1 million as a result of increased inventories of $4.1 million due to the purchase of new product wafers at favorable prices in anticipation of future orders at potentially high volume customers, a decrease in accrued liabilities of $972,000 due primarily to employee related accruals, a decrease in deferred income and royalty revenue of $922,000 and an increase in other assets of $687,000 due to payments under an agreement to secure back-end manufacturing capacity. These cash uses were partially offset by a decrease in accounts receivable of $2.5 million due to lower shipments during the last quarter of 2006 as compared to the last quarter of 2005 and an increase in accounts payable of $1.0 million due to the timing of expenditures at the end of each period and purchases of new product wafers at the end of 2006.

Net Cash from Investing Activities

        In 2008, 2007 and 2006, net cash used for investing activities was $530,000, $2.2 million and $2.2 million, respectively, and resulted primarily from capital expenditures for software and equipment to develop and produce our new products.

Net Cash from Financing Activities

        In 2008, net cash used for financing activities was $2.1 million, resulting from payments of $4.3 million under the terms of our debt and capital lease obligations, partially offset by $2.0 million in proceeds from the revolving line of credit and $208,000 of proceeds related to the issuance of common shares to employees under the equity plans.

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

        We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, especially in the current economic environment, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of Tower shares and shares of our capital stock, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures of up to $1.4 million, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our "Risk Factors" section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations and commercial commitments as of the end of 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,707	$508	$803	$396
Wafer purchases(1)	4,761	4,761	—	—
Other purchase commitments	2,495	2,295	200	—

Total contractual cash obligations	8,963	7,564	1,003	396

Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	753	753	—	—

Total commercial commitments	2,753	2,753	—	—

Total contractual obligations and commercial commitments(3)	$11,716	$10,317	$1,003	$396

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $4.8 million include both firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2008.

(2)
Other commercial commitments are included as liabilities on our balance sheets as of the end of 2008.

(3)
Does not include unrecognized tax benefits of $66,000 as of the end of 2008. See Note 9.

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

Recently Issued Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active", or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157, "Fair Value Measurements", which we adopted as of December 31, 2007, in cases where a market is not active.

We considered FSP FAS 157-3 in the determination of estimated fair values as of December 28, 2008, and the impact was not significant.

        In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 shall be effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The new hierarchy did not have a material impact on our financial position, results of operations or cash flows.

        In the first quarter of 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The adoption of SFAS No. 159 did not have an impact on our financial statements. Currently we have not expanded our eligible items subject to the fair value option and SFAS No. 159.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or FSP FAS 142-3. FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations". FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will apply to any intangible assets acquired after December 28, 2008.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for any acquisitions after December 28, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

        All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 24%, 25% and 22% of total operating expenses in 2008, 2007 and 2006, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $624,000 in 2008.

Equity Price Risk

        Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower's ordinary shares trade on the Nasdaq Global Market under the symbol "TSEM". Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording "accumulated other comprehensive income (loss)" in the equity section of the balance sheet. An "other than temporary" decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an "other than temporary" decline in their market value by $15.1 million between 2001 and 2008. The determination that the decline in market value was "other than temporary" included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
March 11, 2009

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2008	2007	2006
Revenue	$31,910	$34,417	$34,924
Cost of revenue	14,941	19,410	17,739
Long-lived asset impairment	1,545	—	—

Gross profit	15,424	15,007	17,185
Operating expenses:
Research and development	8,185	9,517	9,303
Selling, general and administrative	14,049	17,163	18,062
Long-lived asset impairment	468	—	—
Restructuring cost	502	—	—

Loss from operations	(7,780)	(11,673)	(10,180)
Write-down of investment in Tower Semiconductor Ltd.	(1,398)	—	—
Interest expense	(225)	(280)	(329)
Interest income and other, net	(6)	894	1,366

Loss before income taxes	(9,409)	(11,059)	(9,143)
Provision for (benefit from) income taxes	(54)	75	71

Net loss	$(9,355)	$(11,134)	$(9,214)

Net income (loss) per share:
Basic	$(0.32)	$(0.38)	$(0.32)

Diluted	$(0.32)	$(0.38)	$(0.32)

Weighted average shares:
Basic	29,653	29,041	28,485

Diluted	29,653	29,041	28,485

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,376	$20,868
Short-term investment in Tower Semiconductor Ltd.	116	1,279
Accounts receivable, net of allowances for doubtful accounts of $10 and $194, respectively	1,746	2,634
Inventories	1,900	5,770
Other current assets	833	1,607

Total current assets	23,971	32,158
Property and equipment, net	3,493	5,877
Investment in Tower Semiconductor Ltd.	59	644
Other assets	903	2,745

TOTAL ASSETS	$28,426	$41,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,000	$—
Trade payables	1,992	4,207
Accrued liabilities	1,537	2,228
Deferred income on shipments to distributors	282	516
Deferred royalty revenue	—	431
Current portion of debt and capital lease obligations	753	2,497

Total current liabilities	6,564	9,879

Long-term liabilities:
Debt and capital lease obligations, less current portion	—	2,527

Total liabilities	6,564	12,406

Commitments and contingencies (see Notes 16 and 17)
Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,909 and 29,390 shares issued and outstanding, respectively	30	29
Additional paid-in capital	169,846	167,298
Accumulated other comprehensive income	—	350
Accumulated deficit	(148,014)	(138,659)

Total stockholders' equity	21,862	29,018

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,426	$41,424

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock at Par Value
				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2006	27,896	$28	$160,143	$377	$(118,311)	$42,237
Common stock issued under stock plans and employee stock purchase plans	784	1	2,550	—	—	2,551
Unrealized gain on available-for-sale securities	—	—	—	349	—	349
Stock-based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	—	(9,214)	(9,214)

Balance at December 31, 2006	28,680	29	164,138	726	(127,525)	37,368
Common stock issued under stock plans and employee stock purchase plans	710	—	1,456	—	—	1,456
Unrealized loss on available-for-sale securities	—	—	—	(376)	—	(376)
Stock-based compensation	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(11,134)	(11,134)

Balance at December 30, 2007	29,390	29	167,298	350	(138,659)	29,018
Common stock issued under stock plans and employee stock purchase plans	519	1	207	—	—	208
Unrealized loss on available-for-sale securities	—	—	—	(350)	—	(350)
Stock-based compensation	—	—	2,341	—	—	2,341
Net loss	—	—	—	—	(9,355)	(9,355)

Balance at December 28, 2008	29,909	$30	$169,846	$—	$(148,014)	$21,862

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,355)	$(11,134)	$(9,214)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,214	2,946	3,122
Gain on disposal of property and equipment	—	(95)	(63)
Stock-based compensation	2,341	1,704	1,445
Decrease in wafer credits from Tower Semiconductor Ltd.	360	1,083	593
Write-down of inventories	1,598	3,941	2,847
Write-down of marketable securities	1,398	—	—
Long lived assets impairment	2,013	—	—
Write-off of equipment	57	168	34
Bad debt expense	44	235	246
Changes in assets and liabilities:
Accounts receivable	844	(30)	2,471
Inventories	2,272	(647)	(4,081)
Other assets	829	753	(687)
Trade payables	(2,158)	(233)	1,045
Accrued liabilities	(691)	(234)	(972)
Deferred income and royalty revenue	(665)	(1,165)	(922)

Net cash provided by (used for) operating activities	1,101	(2,708)	(4,136)

Cash flows from investing activities:
Capital expenditures for property and equipment	(530)	(2,290)	(2,261)
Proceeds from sale of equipment	—	95	95

Net cash used for investing activities	(530)	(2,195)	(2,166)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(4,271)	(2,378)	(2,401)
Proceeds from debt obligations	2,000	2,072	2,490
Proceeds from issuance of common stock	208	1,456	2,551

Net cash provided by (used for) financing activities	(2,063)	1,150	2,640

Net increase (decrease) in cash and cash equivalents	(1,492)	(3,753)	(3,662)
Cash and cash equivalents at beginning of period	20,868	24,621	28,283

Cash and cash equivalents at end of period	$19,376	$20,868	$24,621

Supplemental disclosures of cash flow information:
Interest paid	$235	$288	$302

Income taxes paid	$—	$175	$53

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$—	$1,420	$868

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Years
	2008	2007	2006
Net loss	$(9,355)	$(11,134)	$(9,214)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(350)	(376)	349

Total comprehensive loss	$(9,705)	$(11,510)	$(8,865)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

        QuickLogic Corporation ("QuickLogic" or the "Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company is a fabless semiconductor company that develops and markets low power programmable solutions that enable customers to add features to their mobile, consumer and industrial products. The Company operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

        QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. The fiscal years 2008, 2007 and 2006 ended on December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company's financial position, results of operation or cash flows for any of the periods presented.

Liquidity

        The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the current global economic crisis, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd., or Tower, and equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Use of Estimates

        The preparation of these consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

Fair Value

        Effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 8.

Foreign Currency Transactions

        All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 24%, 25% and 22% of total operating expenses in 2008, 2007 and 2006, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

        Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stage in the product life cycle of its customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on the Company's gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down.

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

        During 2008, the Company wrote-off equipment with a net book value of $57,000. The Company wrote down the carrying value of (i) Tower prepaid wafer credit by about $1.3 million; (ii) equipment used in the production of a particular silicon device by $199,000 and (iii) unutilized EDA licenses by $468,000.

Licensed Intellectual Property

        The Company licenses intellectual property that is incorporated into its products. Costs incurred under license agreements prior to the establishment of technological feasibility are included in research and development expense as incurred. Costs incurred for intellectual property once technological feasibility has been established and that can be used in multiple products are capitalized as a long-term

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset. Once a product incorporating licensed intellectual property has production sales, the amount is amortized over the estimated useful life of the asset, generally up to five years.

Revenue Recognition

        The Company supplies standard products which must be programmed before they can be used in an application. The Company's products may be programmed by the Company, distributors, end-customers or third parties. Once programmed, the Company's parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

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

        The Company also sells to distributors under agreements that may allow for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories.

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

        Unprogrammed parts shipped to distributors may be used by multiple end-customers and distributors may have certain return and price adjustment privileges on unsold inventories. Accordingly, revenue associated with unprogrammed parts, other than the end-of-life products described above, is deferred until resale to the end-customer. Deferred income on shipments to distributors reflects the amount of gross margin expected to be realized when distributors sell through these products purchased from the Company.

        Revenue recognition depends on notification from the distributor that product has been sold to the distributor's end-customer. Also reported by the distributor are product resale price, quantity and end-customer shipment information, as well as inventories on hand. Reported distributor inventories on hand are reconciled to deferred revenue balances monthly.

        During the fourth quarter of 2008, the Company renegotiated some of its agreements with its distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits (SSD) will be eliminated and parts held by the distributor may be returned for quality reasons only under the Company's standard warranty policy. Revenue will be recognized upon shipment of both programmed and unprogrammed parts to distributors. During the fourth quarter of 2008, a majority of the Company's distributors have signed the new agreements.

        Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assured. Software revenue amounted to less than one percent of the Company's revenue for fiscal years 2008, 2007 and 2006.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123(R), and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of SFAS No. 123(R). The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of the Company's common stock on the date of grant, equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Performance based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 12.

Concentration of Credit and Equity Risk and Suppliers

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 13 for information regarding concentrations associated with accounts receivable. The Company's investment in Tower is subject to equity risk. See Note 4 for information regarding the Company's investment in Tower.

        The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of its devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of the Company's devices. The Company generally purchases these single or limited source services through

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-3, or FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards, or SFAS, No. 157, "Fair Value Measurements", which we adopted as of December 31, 2007, in cases where a market is not active. We considered FSP FAS 157-3 in the determination of estimated fair values as of December 28, 2008, and the impact was not significant.

        In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 shall be effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The new hierarchy did not have a material impact on our financial position, results of operations or cash flows.

        In the first quarter of 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The adoption of SFAS No. 159 did not an impact on our financial statements. Currently we have not expanded our eligible items subject to the fair value option and SFAS No. 159.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," or FSP FAS 142-3. FSP FAS 142-3 amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations". FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard will apply to any intangible assets acquired after December 28, 2008.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date, any controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for any acquisitions after December 28, 2008.

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

	Fiscal Years
	2008			2007			2006
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(9,355)	29,653	$(0.32)	$(11,134)	29,041	$(0.38)	$(9,214)	28,485	$(0.32)
Effect of stock options and other awards	—	—	—	—	—	—	—	—	—

Diluted	$(9,355)	29,653	$(0.32)	$(11,134)	29,041	$(0.38)	$(9,214)	28,485	$(0.32)

        For 2008, 2007 and 2006, 8.1 million shares, 8.7 million shares and 7.5 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

NOTE 4—INVESTMENT IN TOWER SEMICONDUCTOR LTD.

        On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower's plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of "other than temporary" declines in market value, the carrying value of the Company's Tower ordinary shares is $0.13 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

        During 2008 the Company wrote down the value of its investment in Tower shares by $1.4 million due to an "other than temporary" decline in market value, resulting in a carrying value of $0.13 per share for the period ended December 28, 2008. This determination included factors such as market value and the period of time that the market had been below the carrying value of the shares.

        The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of December 28, 2008, the prepaid wafer credits balance was $846,000. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BALANCE SHEET COMPONENTS

	December 28, 2008	December 30, 2007
	(in thousands)
Inventories:
Raw materials	$75	$199
Work-in-process	1,579	4,714
Finished goods	246	857

	$1,900	$5,770

Other current assets:
Prepaid expenses	$743	$1,371
Other	90	236

	$833	$1,607

Property and equipment:
Equipment	$13,881	$14,979
Software	8,030	9,303
Furniture and fixtures	840	823
Leasehold improvements	800	803

	23,551	25,908
Accumulated depreciation and amortization	(20,058)	(20,031)

	$3,493	$5,877

Other assets:
Prepaid wafer credits	$846	$2,551
Other	57	194

	$903	$2,745

Accrued liabilities:
Employee related accruals	$1,047	$1,452
Other	490	776

	$1,537	$2,228

        Assets acquired under capital leases and included in property and equipment were $1.4 million and $2.0 million at the end of 2008 and 2007, respectively. During 2007, the Company retired $1.2 million of assets, with a net book value of zero, acquired under a capital lease and acquired $1.2 million of assets under a capital lease. The Company recorded accumulated depreciation on leased assets of $984,000 and $570,000 as of the end of 2008 and 2007, respectively. As of December 28, 2008 and December 30, 2007, the capital lease obligation relating to these assets was $753,000 and $1.7 million, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—OBLIGATIONS

	December 28, 2008	December 30, 2007
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$—
Notes payable to bank	—	3,278
Capital leases	753	1,746

	2,753	5,024
Current portion of debt and capital lease obligations	(2,753)	(2,497)

	$—	$2,527

        At December 28, 2008, future payments under the Company's obligations are as follows:

	Notes Payable to Bank	Capital Lease Obligations
	(in thousands)
Fiscal Years
2009	$2,000	$753
2010 and thereafter	—	—

	$2,000	$753

Revolving Line of Credit and Notes Payable to Bank

        Effective August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6.0 million revolving line of credit available through June 2010, as long as the Company is in compliance with the loan covenants. Upon each advance the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. During 2008, the Company repaid notes payable of $3.3 million and borrowed $2.0 million of revolving debt with a variable interest rate, which is the greater of six percent or the prime rate plus one percent (6.0% as of December 28, 2008).

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

        As of December 30, 2007, $1.8 million of amounts outstanding under the equipment line of credit were classified as long-term obligations. As of December 28, 2008, no amount was outstanding under equipment lines of credit.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases

        In December 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of the end of 2007, $1.4 million was outstanding under the capital lease, $727,000 of which was classified as a long-term obligation. As of the end of 2008, $753,000 was outstanding under the capital lease, all of which was classified as a current liability.

        In the fourth quarter of 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation has an imputed interest rate of 9.25% per annum and is being repaid in annual amounts of $28,000 through January 2009. As of the end of 2007, $49,000 was outstanding under the capital lease, $26,000 of which was classified as a long-term obligation. As of the end of 2008, $26,000 was outstanding under the capital lease, all of which was classified as a current liability.

        In January 2006, the Company leased design software tools and related maintenance under a three year capital lease at an imputed interest rate of 9.0% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $148,000 through July 2008. The Company recorded a capital asset of $633,000 that is being depreciated over the term of the agreement, prepaid maintenance of $158,000 that is being amortized over the term of the agreement and a capital lease obligation of $791,000. As of the end of 2007, $277,000 was outstanding under the capital lease, zero of which was classified as a long-term obligation. As of the end of 2008, no balance was outstanding under the capital lease.

NOTE 7—DEFERRED ROYALTY REVENUE

        In October 2000, the Company entered into a technology license and wafer supply agreement with Aeroflex Inc., or Aeroflex. Under the terms of the agreement, the Company received $750,000 of prepaid royalties. In addition, Aeroflex receives a prepaid royalty credit for a portion of the amounts paid for wafers purchased from the Company under the agreement. Prepaid royalties are recognized as revenue when Aeroflex reports the sale of products incorporating the licensed technology. As of the end of 2008 and 2007, the Company had classified as a current liability approximately $0 and $431,000, respectively, of deferred royalty revenue under this agreement. The Company recognized $656,000 and $636,000 of royalty revenue under the agreement in 2008 and 2007, respectively.

NOTE 8—FAIR VALUE MEASUREMENTS

        Effective December 31, 2007, the Company adopted the provisions of SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2. The adoption of this standard in fiscal 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company's financial condition or results of operations. The Company is in the process of evaluating the impact of this standard with respect to the Company's nonfinancial assets and liabilities and the effect it will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. Effective December 31, 2007, the Company adopted the provisions of SFAS 159, which did

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not have an effect on the Company's financial condition or results of operations as it did not elect the fair value option.

        SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company's own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

  •
  Level 1—Inputs are quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market- corroborated inputs which are derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

        The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of the end of the second quarter of 2008 consistent with the fair value hierarchy provisions of SFAS 157 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$19,376	$19,376	—	—
Investment in Tower Semiconductor Ltd.	175	175	—	—

Total assets	$19,551	$19,551	—	—

(1)
Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets.

        The Company does not have any financial liabilities that are subject to the provision of SFAS 157.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

        The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2008	2007	2006
Income (loss) before income taxes:
U.S.	$(9,566)	$(11,206)	$(9,303)
Foreign	157	147	160

Income (loss) before income taxes	$(9,409)	$(11,059)	$(9,143)

Provision for (benefit from) income taxes:
Current:
Federal	$(29)	$—	$—
State	2	1	1
Foreign	94	27	105

Subtotal	67	28	106

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(121)	47	(35)

Subtotal	(121)	47	(35)

Provision for (benefit from) income taxes	$(54)	$75	$71

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of a foreign subsidiary, the Company has provided a full valuation allowance against its deferred tax assets at December 28, 2008. Deferred tax balances are comprised of the following (in thousands):

	December 28, 2008	December 30, 2007
Deferred tax assets:
Net operating loss carryforward	$34,194	$31,071
Accruals and reserves	4,255	6,030
Credit carryforward	5,269	5,560
Unrealized loss on marketable securities	5,013	5,154
Depreciation and amortization	2,412	3,277
Stock-based compensation	234	333

	51,377	51,425
Valuation allowances	(51,319)	(51,425)

Deferred tax asset	$58	$—

Deferred tax liability	$—	$(75)

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2008	2007	2006
Provision at statutory rate	34.0%	34.0%	34.0%
State taxes	—	—	—
Refundable R&D credit	(0.3)	—	—
Foreign taxes	(0.3)	(0.7)	(0.8)
Future benefit of deferred tax assets not recognized	(34.0)	(34.0)	(34.0)

	(0.6)%	(0.7)%	(0.8)%

        As of December 28, 2008, the Company had net operating loss carryforwards of approximately $100 million for federal and $35.8 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2010 for federal and state purposes. Included in the net operating loss carryforward amount is $5.0 million for federal and $3.4 million for state income tax purpose, which, when recognized, will result in a credit to stockholders' equity.

        The Company has research credit carryforwards of approximately $2.9 million for federal and $3.2 million for state income tax purposes. If not utilized, the federal carryforward will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely.

        Under the Tax Reform Act of 1986, the amount of and the benefit from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company's net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

        As of the end of 2008, cumulative unremitted foreign earnings of $0.7 million are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", or FIN 48. As a result of the implementation of FIN 48, the Company did not recognize material additional liability for unrecognized income tax benefits.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 28, 2008	December 30, 2007
Beginning balance of unrecognized tax benefits	$54	$102
Gross increases for tax positions of current years	12	—
Gross decreases for tax positions of current year	—	(48)
Settlements	—	—

Ending balance of unrecognized tax benefits	$66	$54

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $66,000 as of December 28, 2008.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008 and December 30, 2007, the Company had approximately $9,000 and $24,000 of accrued interest related to uncertain tax positions, respectively.

        The Company is not currently under exam and the company's historical net operating loss and credit carryforwards may be adjusted by IRS and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

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

Rights Plan

        In November 2001, the Board of Directors adopted a Rights Agreement which provides for a dividend of one Preferred Stock Purchase Right (each a "Right" and collectively, the "Rights") for each share of common stock of the Company. Each Right will entitle stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights will become exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock, or commences a tender or exchange offer which would result in the offer or beneficially owning 15% or more of common stock, without the approval of the Board of Directors. The Company is entitled to redeem the Rights at $0.001 per Right up to ten days after the public announcement of a 15% holder. If not earlier terminated or redeemed, the Rights will expire on November 27, 2011.

NOTE 11—EMPLOYEE STOCK PLANS

1989 Stock Option Plan

        The 1989 Stock Option Plan, or 1989 Plan, provided for the issuance of incentive and nonqualified options for the purchase of up to 4.6 million shares of common stock. Options granted under the 1989 Plan have a term of up to ten years, and typically vest at a rate of 25% of the total grant per year over a four year period. In September 1999, the Company adopted the 1999 Stock Plan and no further stock option grants were made under the 1989 Plan.

1999 Stock Plan

        The 1999 Stock Plan, or 1999 Plan, was adopted by the Board of Directors in August 1999 and was approved by the Company's stockholders in September 1999. As of the end of 2008, approximately 16.2 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company's

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

        The 1999 Employee Stock Purchase Plan, or ESPP, was adopted by the Board of Directors in August 1999 and was approved by the Company's stockholders in September 1999. As of the end of 2008, approximately 7.0 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company's outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

NOTE 12—STOCK-BASED COMPENSATION

        Under SFAS 123(R), stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company's consolidated financial statements for 2008, 2007 and 2006 was as follows (in thousands):

	Fiscal Years
	2008	2007	2006
Cost of revenue	$267	$229	$183
Research and development	517	376	368
Selling, general and administrative	1,557	1,099	894

Total costs and expenses	$2,341	$1,704	$1,445

        During the second quarter of 2008, the Company granted fully vested RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs was $570,000 for the second quarter of 2008. The Company issued net shares for these vested awards, withholding shares in settlement of employee tax withholding obligations.

        The amount of stock-based compensation included in inventories at the end of 2008 and 2007 was not material and there was no tax effect on the financial statements for all periods presented.

        As required by SFAS 123(R), the Company has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of forfeitures upon adoption of SFAS 123(R) was not material.

Valuation Assumptions

        SFAS 123(R) requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model, to estimate the fair value of employee stock options and rights to purchase shares under the Company's ESPP, consistent with the provisions of SFAS 123(R). Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSAs and RSUs is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

        In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123(R) requires that the Company recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to be forfeited prior to vesting, or forfeiture rate. The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In November 2005, the FASB issued FSP FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

        The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2008	2007	2006
Expected term (years)	5.4	5.5	5.6
Risk-free interest rate	2.38%	4.05%	4.48%
Expected volatility	52%	60%	80%
Expected dividend	—	—	—

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

  •
  Expected volatility:  The Company determines expected volatility based on historical volatility of the Company's common stock according to the expected term of the options.

  •
  Expected dividend:  The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

        The weighted average estimated fair value for options granted during 2008, 2007 and 2006 was $0.58, $2.15 and $2.27 per option, respectively. As of the end of 2008, the fair value of unvested stock options, net of expected forfeitures, was approximately $6.4 million, which is expected to be recorded over a weighted average period of approximately 2.8 years.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Award Activity

        The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for 2008:

Shares Available for Grant
(in thousands)
Balance at December 30, 2007	6,588
Authorized	1,578
Options granted	(1,403)
Options forfeited or expired	1,561
RSAs granted	(7)
RSUs granted	(395)
RSUs forfeited or expired	391

Balance at December 28, 2008	8,313

Stock Options

        The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2006	6,735	5.37
Granted	1,711	3.25
Forfeited or expired	(284)	9.02
Exercised	(698)	3.07

Balance outstanding at December 31, 2006	7,464	4.97
Granted	1,568	3.84
Forfeited or expired	(1,074)	6.17
Exercised	(364)	1.93

Balance outstanding at December 30, 2007	7,594	4.72

Granted	1,403	1.22
Forfeited or expired	(1,561)	4.47
Exercised	(69)	1.57

Balance outstanding at December 28, 2008	7,367	$4.13	5.85	$—

Exercisable at December 28, 2008	4,766	$5.10	4.09	$—

Vested and expected to vest at December 28, 2008	7,367	$4.13	5.85	$—

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.60 as of the end of the Company's current reporting period,

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which would have been received by the option holders had all option holders exercised their options as of that date.

        The total intrinsic value of options exercised during 2008, 2007 and 2006 was $42,000, $440,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during 2008, 2007 and 2006 was approximately $99,000, $690,000 and $2.1 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

        Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2008 were as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.90–$2.12	1,749	7.79	$1.26	584	$1.97
2.24– 3.00	1,581	5.49	2.77	1,293	2.76
3.02– 4.08	1,484	6.64	3.38	919	3.51
4.17– 5.50	1,537	5.91	4.48	956	4.64
5.52– 34.56	1,016	1.79	11.76	1,014	11.78

$0.90–$34.56	7,367	5.85	$4.13	4,766	$5.10

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

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2007	937	$3.60
Granted	402	1.97
Vested	(7)	3.27
Forfeited	(391)	3.54
Releases	(287)	1.97

Nonvested at December 28, 2008	654	$3.35

        As of the end of 2008, none of the outstanding performance based RSUs vested because the Company did not meet the quarterly revenue target to meet the minimum vesting condition. The

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company did not recognize stock-based compensation expense related to these performance based RSUs.

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

        The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company's ESPP during 2008 and 2007 was $0.42 and $0.97 per right, respectively. The purchase discount of rights issued pursuant to the Company's ESPP during 2006 was $0.84 per right. Sales under the ESPP were 265,000 shares of common stock at an average price of $1.16 for 2008, 306,000 shares of common stock at an average price of $2.49 for 2007, 86,000 shares of common stock at an average price of $4.73 per share for 2006.

        The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Fiscal Years
	2008	2007	2006
Expected life (months)	5.9	5.5	—
Risk-free interest rate	2.03%	4.53%	—
Volatility	86%	53%	—
Dividend yield	—	—	—

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

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  Expected dividend:  The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

        As of the end of 2008, the unrecognized stock-based compensation expense relating to the Company's ESPP is $32,000 and is expected to be recognized over a weighted average period of approximately 6 months.

NOTE 13—INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

        The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

        The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2008	2007	2006
Revenue by product family(1):
New products	$8,108	$6,347	$6,547
Mature products	17,115	16,585	17,460
End-of-life products	6,687	11,485	10,917

Total revenue	$31,910	$34,417	$34,924

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

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2008	2007	2006
Revenue by geography:
United States	$12,277	$15,096	$15,969
Europe	4,822	6,250	11,309
Taiwan	6,168	3,710	340
Japan	2,652	3,260	3,177
China	3,465	1,979	2,057
Rest of North America	753	2,956	1,442
Rest of Asia Pacific	1,773	1,166	630

Total revenue	$31,910	$34,417	$34,924

        The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2008	2007	2006
Distributor "A"	14%	23%	26%
Distributor "B"	12%	15%	11%
Customer "A"	17%	10%	13%
Customer "B"	*	*	14%
Customer "C"	17%	*	*

*
Represents less than 10% of revenue for the period presented.

        The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 28, 2008	December 30, 2007
Distributor "A"	20%	31%
Customer "B"	*	*
Customer "C"	13%	22%
Customer "D"	12%	*

*
Represents less than 10% of accounts receivable as of the date presented.

        As of the end of 2008, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTRUCTURING CHARGES

        In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment is to lower fixed costs in order to conserve cash, to reduce the Company's break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities were included in the "Accrued Liabilities" line item in our consolidated balance sheets, and the activities affecting the liabilities for 2008 are summarized as follows:

Restructuring Liabilities
(in thousands)
Balance at December 30, 2007	$—
Accruals	502
Payments	(381)

Balance at December 28, 2008	$121

        The remaining balance is expected to be paid by the end of 2009.

NOTE 15—SHELF REGISTRATION STATEMENT

        On July 12, 2005, the Company filed a shelf registration statement on Form S-3, which was declared effective on July 26, 2005 by the SEC. Under the shelf registration statement, the Company had the ability to raise up to $30.0 million up through November 30, 2008. The Company did not raise any funds in connection with this filing. This shelf registration statement expired on November 30, 2008.

NOTE 16—COMMITMENTS

        Certain of the Company's wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2008 and 2007, the Company had $4.8 million and $4.3 million, respectively, of outstanding commitments for the purchase of wafer inventory.

        The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. The Company has subleased a portion of its primary facilities to a tenant until March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2008, 2007 and 2006 was approximately $633,000, $880,000 and $850,000, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2009	$508
2010	407
2011	396
2012	396
2013 and thereafter	—

$1,707

NOTE 17—LITIGATION

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

        In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including QuickLogic, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints, in the six test cases. On March 26, 2008, the Court denied the defendants' motion to dismiss the amended complaints.

        The parties recently reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

NOTE 18—SUBSEQUENT EVENT

        In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period.

 SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

	Quarters Ended
	Dec. 28, 2008	Sept. 28, 2008	June 29, 2008	March 30, 2008	Dec. 30, 2007	Sept. 30, 2007	July 1, 2007	April 1, 2007
	(in thousands, except per share data)
Statement of Operations
Revenue	$5,914	$6,230	$8,743	$11,023	$10,745	$9,025	$8,405	$6,242
Cost of revenue(1)	2,923	2,778	3,982	5,258	5,720	4,314	3,975	5,401
Long-lived asset impairment(2)	—	—	1,545	—	—	—	—	—

Gross profit	2,991	3,452	3,216	5,765	5,025	4,711	4,430	841
Operating expenses:
Research and development	1,400	1,354	2,610	2,821	2,549	2,342	2,339	2,287
Selling, general and administrative	3,093	2,666	3,970	4,320	4,230	3,953	4,387	4,593
Long-lived asset impairment	—	—	468	—	—	—	—	—
Restructuring costs(4)	50	—	452	—	—	—	—	—

Loss from operations	(1,552)	(568)	(4,284)	(1,376)	(1,754)	(1,584)	(2,296)	(6,039)
Write-down of marketable securities(3)	(981)	—	(417)	—	—	—	—	—
Interest income (expense) and other, net	(117)	(105)	(42)	33	88	120	245	161

Loss before income taxes	(2,650)	(673)	(4,743)	(1,343)	(1,666)	(1,464)	(2,051)	(5,878)
Provision for (benefit from) income taxes	(30)	(58)	—	34	4	29	27	15

Net loss	$(2,620)	$(615)	$(4,743)	$(1,377)	$(1,670)	$(1,493)	$(2,078)	$(5,893)

Net loss per share:
Basic	$(0.09)	$(0.02)	$(0.16)	$(0.05)	$(0.06)	$(0.05)	$(0.07)	$(0.20)

Diluted	$(0.09)	$(0.02)	$(0.16)	$(0.05)	$(0.06)	$(0.05)	$(0.07)	$(0.20)

Weighted average shares:
Basic	29,844	29,772	29,589	29,406	29,267	29,116	28,966	28,814

Diluted	29,844	29,772	29,859	29,406	29,267	29,116	28,966	28,814

(1)
Charges for excess inventory and other inventory reserves exceeded $1.0 million in two of the quarters presented. These charges were $1.0 million, or 9.0% of revenue, for the quarter ended March 30, 2008 and $2.5 million, or 40.0% of revenue, for the quarter ended April 1, 2007. Total 2008 and 2007 charges for excess inventory and other inventory reserves totaled $1.6 million and $3.9 million, which represented 5.0% and 11.5% of revenue, respectively.

(2)
Long-lived asset impairment of $2 million and $3.2 million in 2008 and 2004, respectively consisted of non-cash charges relating to the write-down of the carrying value of (i) Tower prepaid wafer credit of $1.3 million; (ii) the equipment used in the production of a particular silicon device of $199,000 and (iii) unutilized EDA licenses of $468,000.

(3)
Write-down of marketable securities consisted of non-cash charges of $1.4 million, $1.5 million and $1.5 million in 2008, 2005 and 2004, respectively, for the write-down of our equity investment in Tower Semiconductor Ltd. to fair value.

(4)
Restructuring costs consisted of severance payments relating to the reorganization in 2008.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2008, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted account principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework." Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 28, 2008, our internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

        There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2009 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the backgrounds of our directors and officers is contained herein under Item 1, "Executive Officers and Directors."

        Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled "Board Meetings, Committees and Corporate Governance" in the Proxy Statement. A copy of our Code of Conduct and Ethics is posted on our website at http://ir.quicklogic.com.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Executive Compensation, Compensation Discussion and Analysis," and "Compensation of Non-Employee Directors" in our Proxy Statement, which information is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is set forth under the captions "Board Meetings, Committees and Corporate Governance" and "Transactions with Related Persons" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is set forth under the caption "Fees Billed to QuickLogic by PricewaterhouseCoopers LLP during Fiscal 2008" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements

  Reference is made to page 61 for a list of all financial statements and schedules filed as a part of this Report.

  2.
  Financial Statement Schedules

 QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal year 2008	$194	$44	$(228)	$10
Fiscal year 2007	861	235	(902)	194
Fiscal year 2006	1,042	246	(427)	861

          All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

  3.
  Exhibits

  The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)
Exhibits

        The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15)	1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	1999 Employee Stock Purchase Plan.
10.7(1,15)	1989 Stock Option Plan.

Exhibit Number	Description
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15,20)	Form of Change of Control Severance Agreement.
10.14(15,20)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as amended.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.22(18)	Transition Agreement between Carl M. Mills and QuickLogic Corporation effective September 5, 2008.
10.23(19)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 102).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(16)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on September 11, 2008.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(20)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2009.

QUICKLOGIC CORPORATION
By:	/s/ E. THOMAS HART E. Thomas Hart Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Thomas Hart and Ralph S. Marimon and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ E. THOMAS HART E. Thomas Hart	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2009
/s/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2009
/s/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 11, 2009
/s/ MICHAEL R. FARESE Michael R. Farese	Director	March 11, 2009

Signature	Title	Date

/s/ ARTURO KRUEGER Arturo Krueger	Director	March 11, 2009
/s/ CHRISTINE RUSSELL Christine Russell	Director	March 11, 2009
/s/ HIDE L. TANIGAMI Hide L. Tanigami	Director	March 11, 2009
/s/ GARY H. TAUSS Gary H. Tauss	Director	March 11, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15)	1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	1999 Employee Stock Purchase Plan.
10.7(1,15)	1989 Stock Option Plan.
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15,20)	Form of Change of Control Severance Agreement.
10.14(15,20)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as restated.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.

Exhibit Number	Description
10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.22(18)	Transition Agreement between Carl M. Mills and QuickLogic Corporation effective September 5, 2008.
10.23(19)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See page 102).
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

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

(16)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)
Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on September 11, 2008.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(20)
Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

†
The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.