Form 10-Q
period 2009-03-29
QUICKLOGIC CORPORATION
filed 2009-05-08
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.                   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of May 6, 2009, the registrant had outstanding 29,909,393 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

March 29, 2009

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2009	March 30, 2008

Revenue	$4,552	$11,023
Cost of revenue	1,819	5,258
Gross profit	2,733	5,765
Operating expenses:
Research and development	1,612	2,821
Selling, general and administrative	2,643	4,320
Loss from operations	(1,522)	(1,376)
Interest expense	(24)	(71)
Interest income and other, net	(46)	104
Loss before income taxes	(1,592)	(1,343)
Provision for income taxes	4	34
Net loss	$(1,596)	$(1,377)

Net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted average shares:
Basic	29,909	29,406
Diluted	29,909	29,406

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 29, 2009	December 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$18,194	$19,376
Short-term investment in Tower Semiconductor Ltd.	197	116
Accounts receivable, net of allowances for doubtful accounts of $10 and $10, respectively	2,151	1,746
Inventories	1,932	1,900
Other current assets	822	833
Total current assets	23,296	23,971
Property and equipment, net	3,681	3,493
Investment in Tower Semiconductor Ltd.	99	59
Other assets	783	903
TOTAL ASSETS	$27,859	$28,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,109	1,992
Accrued liabilities	1,791	1,537
Deferred income on shipments to distributors	5	282
Current portion of debt and capital lease obligations	793	753
Total current liabilities	6,698	6,564

Long-term liabilities:
Debt and capital lease obligations, less current portion	390	—
Total liabilities	7,088	6,564

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 29,909 and 29,909 shares issued and outstanding, respectively	30	30
Additional paid-in capital	170,230	169,846
Accumulated other comprehensive income	121	—
Accumulated deficit	(149,610)	(148,014)
Total stockholders’ equity	20,771	21,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,859	$28,426

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008

Cash flows from operating activities:
Net loss	$(1,596)	$(1,377)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	468	646
Stock-based compensation	384	665
Utilization of wafer credits from Tower Semiconductor Ltd.	106	113
Write-down of inventories	178	956
Bad debt expense	—	15
Write-off of long-lived asset	13	—
Changes in assets and liabilities:
Accounts receivable	(405)	(1,090)
Inventories	(210)	245
Other assets	127	35
Trade payables	117	(1,389)
Accrued liabilities	254	447
Deferred income and royalty revenue	(277)	92
Net cash used for operating activities	(841)	(642)

Cash flows from investing activities:
Capital expenditures for property and equipment	(5)	(252)
Net cash used for investing activities	(5)	(252)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,336)	(702)
Proceeds from debt obligations	2,000	—
Proceeds from issuance of common stock	—	50
Net cash used for financing activities	(336)	(652)

Net decrease in cash and cash equivalents	(1,182)	(1,546)
Cash and cash equivalents at beginning of period	19,376	20,868
Cash and cash equivalents at end of period	$18,194	$19,322

Supplemental disclosures of cash flow information:
Interest paid	$25	$79
Income taxes paid	$—	$42

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$766	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(1,596)	$(1,377)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	121	(511)
Total comprehensive gain (loss)	$(1,475)	$(1,888)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— The Company and Basis of Presentation

QuickLogic Corporation, or QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 28, 2008. Operating results for the first quarter of 2009 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s fiscal first quarter for 2009 and 2008 ended Sunday, March 29, 2009 and March 30, 2008, respectively.

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

Foreign Currency

The functional currency of the Company’s non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other in the statement of operations.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uses of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and measuring accrued liabilities.

Concentration of Credit Risk

The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable. The Company’s investment in Tower is subject to equity risk. See Note 4 for information regarding the Company’s investment in Tower Semiconductor Ltd.

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the first quarter of 2009 from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2008, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities Exchange Commission, or SEC, on March 11, 2009.

Revenue Recognition

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by the Company, distributors, end-customers or third parties. Once programmed, the Company’s parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

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

A significant portion of our sales is made through distributors. In the case of programmed parts and unprogrammed, end-of-life products, it is the Company’s practice to agree upon the sales price with a distributor prior to shipment. Furthermore, distributors are not allowed any future price adjustments and have no rights of return. Accordingly, the sales price is fixed or determinable and revenue is recognized upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, collection of the resulting receivable is reasonably assured and title and risk of loss have been transferred.

Until the first quarter of 2009 in the case of unprogrammed, other than end-of-life parts, which may be used by multiple end-customers, the distribution agreements allowed for rights of return and post shipment price adjustments such as Ship from Stock and Debits, or SSDs. These rights of return and SSD provisions prevented us from being able to reasonably estimate the final price of the inventory to be sold and the amount of inventory that could be returned pursuant to these agreements. As a result, the price to the customer was not fixed or determinable at the time we delivered products to our distributors. Accordingly, product revenue from sales made through those distributors was deferred until the distributors shipped the product to the end-customers. Deferred income on shipments to distributors reflected the amount of gross margin expected to be realized when distributors sell through these products purchased from the Company.

During the fourth quarter of 2008, the Company renegotiated the majority of its agreements with its distributors. Under the new agreements, post shipment price adjustments such as SSDs have been eliminated and parts held by distributors may only be returned for quality reasons under the Company’s standard warranty policy. Revenue is recognized upon shipment of both programmed and unprogrammed parts to distributors if persuasive

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and risk of loss has been transferred. As of the end of the first quarter of 2009, all of the Company’s distributors have signed the new agreements.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three FASB Staff Positions, or FSPs, related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard, or SFAS, No. 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS 107-1 and Accounting Principles Board, or APB, 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. These FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009; however the Company will adopt the FSPs during the second quarter of 2009. The Company is still evaluating the impact, if any, the FSPs will have on its consolidated results of operations or financial condition.

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

For the first quarter of 2009 and 2008, 7.2 million and 8.7 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 1999 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of “other than temporary” declines in market value, the carrying value of the Company’s Tower ordinary shares is $0.13 per share. The Company sold a portion of the Tower ordinary shares in fiscal 2003.

During 2008 the Company wrote down the value of its investment in Tower shares by $1.4 million due to an “other than temporary” decline in market value, resulting in a carrying value of $0.13 per share for the period ended December 28, 2008. This determination included factors such as market value and the period of time that the market had been below the carrying value of the shares.

As of March 29, 2009, the Company held 1,344,543 available-for-sale Tower ordinary shares with an unrealized gain of $121,000 recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value per share and $0.22 per share, their market value on the last trading day of the reporting period. Pursuant to SFAS 157, the fair value of the Company’s marketable securities as

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 29, 2009 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

The Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. As of March 29, 2009, the prepaid wafer credits balance was $740,000. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

Note 5—Balance Sheet Components

	March 29, 2009	December 28, 2008
	(in thousands)
Inventories:
Raw materials	$35	$75
Work-in-process	1,652	1,579
Finished goods	245	246
	$1,932	$1,900

Other current assets:
Prepaid expenses	$704	$743
Other	118	90
	$822	$833

Property and equipment:
Equipment	$13,335	$13,881
Software	8,696	8,030
Furniture and fixtures	781	840
Leasehold improvements	801	800
	23,613	23,551
Accumulated depreciation and amortization	(19,932)	(20,058)
	$3,681	$3,493

Other assets:
Prepaid wafer credits	$740	$846
Other	43	57
	$783	$903

Accrued liabilities:
Employee related accruals	$1,271	$1,047
Other	520	490
	$1,791	$1,537

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	March 29, 2009	December 28, 2008
	(in thousands)

Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	1,183	753
	3,183	2,753
Current portion of debt and capital lease obligations	(2,793)	(2,753)
	$390	$—

Revolving Line of Credit

Effective August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6.0 million revolving line of credit available through June 2010, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is LIBOR plus 3.50%. During the first quarter of 2009, the Company repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with a variable interest rate of 5.0% as of March 29, 2009.

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

Capital Leases

In 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of March 29, 2009, $550,000 was outstanding under the capital lease, all of which was classified as a current liability.

In 2006, the Company entered into a capital lease obligation in the amount of $77,000 to finance design software. The capital lease obligation had an imputed interest rate of 9.25% per annum and was repaid in annual amounts of $28,000 through January 2009. As of March 29, 2009, no balance was outstanding under the capital lease.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of March 29, 2009, $632,000 was outstanding under the capital lease, of which $242,000 was classified as a current liability.

Note 7—Fair Value Measurements

Effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, as amended by FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. The adoption of this standard in fiscal 2008 was limited to financial assets and liabilities. The adoption of SFAS 157

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not have a material effect on the Company’s financial condition or results of operations. The Company adopted FSP FAS 157-2 with respect to the Company’s non-financial assets and liabilities on December 29, 2008, and the adoption did not have an effect on its consolidated financial statements.

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

• Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

• Level 2 — Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

• Level 3 — Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of March 29, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	As of March 29, 2009				As of December 28, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$14,808	$14,808	—	—	$19,376	$19,376	—	—
Investment in Tower
Semiconductor Ltd.	296	296	—	—	175	175	—	—

Total assets	$15,104	$15,104	—	—	$19,551	$19,551	—	—

(1)          Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets.

The Company does not have any financial liabilities that are subject to the provision of SFAS No. 157.

Note 8—Employee Stock Plans

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

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 29, 2009, approximately 16.3 million shares were reserved for issuance under the 1999 Plan. In addition, each January an annual increase is added to the 1999 Plan equal to the lesser of (i) 5,000,000 shares, (ii) 5% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors. Equity awards that are cancelled, forfeited or repurchased under the 1989 Plan also become available for grant under the 1999 Plan. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company has implemented a different vesting schedule in the past and may implement different vesting schedules in the future with respect to any new equity awards.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan, or ESPP, was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. As of March 29, 2009, approximately 7.0 million shares were reserved for issuance under the ESPP. In addition, each August an annual increase is added to the ESPP equal to the lesser of (i) 1,500,000 shares, (ii) 4% of the Company’s outstanding shares on such date, or (iii) a lesser amount determined by the Board of Directors.

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

Note 9—Stock-Based Compensation

Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for the first quarter of 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Cost of revenue	$51	$65
Research and development	88	158
Selling, general and administrative	245	442
Total costs and expenses	$384	$665

The amount of stock-based compensation included in inventory for the first quarter of 2009 and 2008 was not material.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	March 29, 2009	March 30, 2008
Expected term (years)	4.47	5.24
Risk-free interest rate	1.65%	2.75%
Expected volatility	48.67%	50.75%
Expected dividend	—	—

The weighted average estimated fair value for options granted during the first quarter of 2009 and 2008 was $0.39 and $1.41 per option, respectively. As of March 29, 2009, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.4 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of approximately 2.65 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 1989 Plan and the 1999 Plan for the first quarter of 2009:

Shares Available for Grant
(in thousands)
Balance at December 28, 2008	8,313
Authorized	—
Options granted	(36)
Options forfeited or expired	355
RSAs granted	—
RSUs granted	—
RSUs forfeited or expired	599
Balance at March 29, 2009	9,231

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan and the 1999 Plan, and the related weighted average exercise price, for the first quarter of 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2008	7,367	$4.13
Granted	36	0.94
Forfeited or expired	(355)	2.80
Exercised	—	—
Balance outstanding at March 29, 2009	7,048	$4.18	5.85	$800
Exercisable at March 29, 2009	4,609	$5.20	4.25	$22
Vested and expected to vest at March 29, 2009	7,048	$4.18	5.85	$800

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.56 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock option exercises during the first quarter of 2009. The total intrinsic value of options exercised during the first quarter of 2008 was $10,000. Total cash received from employees as a result of employee stock option exercises during the first quarter of 2008 was approximately $50,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

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

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2008	654	$3.35
Granted	—	—
Vested	—	—
Forfeited	(599)	3.45
Nonvested at March 29, 2009	55	$2.26

As of March 29, 2009, the unrecognized stock-based compensation expense related to outstanding performance based RSUs which are not currently expected to vest, was $26,000. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by SFAS 123(R), of rights issued pursuant to the Company’s ESPP during the first quarter of 2009 and 2008 was $0.33 and $1.15 per right, respectively.

The following weighted average assumptions are included in the estimated fair value calculations for rights to purchase stock under the ESPP as of the grant date:

	Three Months Ended
	March 29, 2009	March 30, 2008
Expected life (months)	6.00	6.00
Risk-free interest rate	0.90%	3.56%
Volatility	112.92%	50.00%
Dividend yield	—	—

As of March 29, 2009, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $11,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10—Income Taxes

In the first quarter of 2009 and 2008, the Company recorded income tax expense of $4,000 and $34,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had approximately $70,000 and $66,000 of unrecognized tax benefits at March 29, 2009 and December 28, 2008, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2009, the Company had approximately $9,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenue by product line(1):
New products	$658	$2,598
Mature products	3,606	4,324
End-of-life products	288	4,101
Total revenue	$4,552	$11,023

(1)            For all periods presented: New products include ArcticLink, PolarPro II, PolarPro, Eclipse™ II and QuickPCI® II products. Mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenue by geography:
United States	$2,210	$4,543
Europe	997	1,769
Taiwan	(5)	2,059
Japan	366	874
China	320	1,236
Rest of North America	217	385
Rest of Asia Pacific	447	157
Total revenue	$4,552	$11,023

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended
	March 29, 2009	March 30, 2008
Distributor “A”	29%	16%
Distributor “B”	14%	18%
Customer “A”	*	17%
Customer “B”	18%	12%
Customer “C”	*	11%

* Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	March 29, 2009	December 28, 2008
Distributor “A”	15%	20%
Distributor “B”	17%	13%
Customer “C”	17%	*
Customer “D”	*	12%
Customer “E”	13%	*

* Represents less than 10% of accounts receivable as of the date presented.

As of March 29, 2009, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 29, 2009 and December 28, 2008, the Company had $4.7 million and $4.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. The Company has subleased a portion of its primary facilities to a tenant until March 2009. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during the first quarter of 2009 and 2008 was approximately $145,000 and $180,000, respectively.

Future minimum lease commitments under the Company’s operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Rest of 2009	$422
2010	416
2011	396
2012	396
2013 and thereafter	—
$1,630

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties recently reached a global settlement of the litigation. On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment is to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities were included in the “Accrued Liabilities” line item in our consolidated balance sheets as of March 29, 2009 and December 28, 2008, and the remaining balance is expected to be paid by the end of fiscal year 2009.

Restructuring Liabilities
(in thousands)
Balance at December 28, 2008	$121
Payments	(20)
Balance at March 29, 2009	$101

Note 15—Subsequent Events

On April 22, 2009, the stockholders approved the 2009 Stock Plan and the 2009 Employee Stock Purchase Plan at the Annual Meeting of Stockholders. Effective April 22, 2009, no further equity awards may be granted under the 1999 Stock Plan. The 1999 ESPP will expire after the final share purchase is made on May 14, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2)  our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, and the effect of our end-of-life products, (3) our liquidity, (4) our gross profit and factors that affect gross profit, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2009.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add differentiated features and capabilities to their mobile, prosumer (derived from the term “professional consumer”), consumer and industrial products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor building blocks created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, EclipseTM II and QuickPCI® II (all of which fall into our new product category); our mature product family includes pASIC® 3, QuickRAM®, Eclipse, and EclipsePlus, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS, QuickPCI and QuickFC.

We are marketing CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufactures, or ODMs, offering differentiated mobile products. Our target mobile markets include:

•                  Cellular — including multimedia and smartphones;

•                  Computing — including Mobile Internet Devices, or MIDs, Netbooks, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband 3G data cards; and

•                  Consumer Electronics — including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices.

Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers, and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs.

During the first quarter we worked with our partners to finish development of our latest ArcticLink II VX4 solution platform. The VX family embeds the second generation Visual Enhancement Engine, or VEE™, Proven System Block (PSB), which improves the user’s video viewing experience while extending system battery life by allowing reduction in the power used by a mobile device’s single biggest consumer of power, the backlight. The VX4 platform also embeds the Qualcomm developed MDDI serial interface for ease of connection with their mobile processors.

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

Important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, and while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities, and measuring accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the SEC on March 11, 2009.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenue	100.0%	100.0%
Cost of revenue (1)	40.0	47.7
Gross profit	60.0	52.3
Operating expenses:
Research and development	35.4	25.6
Selling, general and administrative	58.0	39.2
Loss from operations	(33.4)	(12.5)
Interest expense	(0.5)	(0.6)
Interest income and other, net	(1.0)	0.9
Loss before income taxes	(34.9)	(12.2)
Provision for income taxes	(0.1)	0.3
Net loss	(35.0)%	(12.5)%

(1) Includes $178,000 and $956,000 of costs for the write-down of inventories and related charges, which represents 3.9% and 8.7% of revenue for the first quarter of 2009 and 2008, respectively.

Three Months Ended March 29, 2009 and March 30, 2008

Revenue

The table below sets forth the changes in revenue from the three months ended March 29, 2009 to the three months ended March 30, 2008 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	March 29, 2009		March 30, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change

New products	$658	15%	$2,598	24%	$(1,940)	(75)%
Mature products	3,606	79%	4,324	39%	(718)	(17)%
End-of-life products	288	6%	4,101	37%	(3,813)	(93)%

Total revenue	$4,552	100%	$11,023	100%	$(6,471)	(59)%

For all periods presented, new products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

 The decline in revenue was due to declines in both our legacy and new product lines. Our end-of-life product revenue decreased as a result of the end-of-life of our pASIC 1, V3, QuickMIPS and QuickPCI products which was announced in 2007. The decline in new product revenue was caused by the expected end of life of a product family of a personal navigation device, or PND, manufacturer and by delays in new product production ramp-up with several major customers. The decline in mature product revenue resulted from the general economic slowdown. Our mature product revenue decreased as a result of lower customer demand for pASIC 3 and QuickRAM products. One international customer, purchasing primarily pASIC 3 devices, accounted for 18% and 12% of total revenue in the first quarters of 2009 and 2008, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our decision to end-of-life our pASIC 1, pASIC 2 and V3 products was driven by the decision of certain of our suppliers not to renew supply agreements for these products. We announced additional end-of-life products in 2007 as a result of our decision to focus on customers in the handheld mobile and military markets. In the second quarter of 2007, we announced the end-of-life of our QuickPCI products due to assembly capacity considerations and asked customers to take delivery of lifetime buy orders before the end of 2007. In the fourth quarter of 2007, we announced the end-of-life of our QuickMIPS products due to a small customer base and asked customers to take delivery of these products between now and the first half of 2008. We currently expect that revenue from end-of-life products will continue to decline and will not be significant in future quarters.

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

Gross Profit

The table below sets forth the changes in gross profit from the three months ended March 29, 2009 to the three months ended March 30, 2008 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	March 29, 2009		March 30, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change

Revenue	$4,552	100%	$11,023	100%	$(6,471)	(59)%
Cost of revenue	1,819	40%	5,258	48%	(3,439)	(65)%

Gross Profit	$2,733	60%	$5,765	52%	$(3,032)	(53)%

The decline in revenue accounted for $4.7 million of the decline in gross profit in the first quarter of 2009 as compared to the first quarter of 2008. The first quarter 2009 revenue decline was offset by $637,000 due to a change in product mix towards mature products which carry higher gross margins than new products; $778,000 due to a reduction of excess and obsolescence provisions to $178,000 in the first quarter of 2009 from $956,000 in the first quarter of 2008; and $250,000 due to a change to favorable purchase price variances of $7,000 in the first quarter of 2009 from unfavorable purchase price variances of $243,000 in the first quarter of 2008.  The sale of previously reserved inventories contributed $121,000, or 2.7% of revenue, to gross profit in the first quarter of 2009 and $230,000, or 2.1% of revenue, in the first quarter of 2008.

Our semiconductor products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continues to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses from the three months ended March 29, 2009 to the three months ended March 30, 2008 (in thousands, except percentage data):

	Three Months Ended March 29, 2009		Three Months Ended March 30, 2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change
R&D expense	$1,612	35%	$2,821	26%	$(1,209)	(43)%
SG&A expense	2,643	58%	4,320	39%	(1,677)	(39)%

Total operating expenses	$4,255	93%	$7,141	65%	$(2,886)	(40)%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, ASSP design and software development. The decrease in R&D expenses results primarily from measures undertaken in the second quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the second quarter of 2008. The $1.2 million quarter to quarter decrease in R&D expenses is attributable primarily to a $710,000 or 56% decrease in compensation expenses due to reduced headcount; a $421,000 or 46% decrease in expense allocations to R&D such as facilities and other corporate common costs; and an $89,000 or 47% decrease in equipment and supplies.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The $1.7 million quarter to quarter decrease in SG&A expenses resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $882,000 or 33% decrease in compensation expenses as a result of headcount reductions; a $681,000 or 57% decrease in outside services such as consulting, temporary help and legal, and a $115,000 or 42% decrease in travel and entertainment expenses.

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, from the three months ended March 29, 2009 to the three months ended March 30, 2008:

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands)

Interest expense	$(24)	$(71)
Interest income	16	113
Other expense	(62)	(9)
	$(70)	$33

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $968,000 in the first quarter of 2009 from $4.7 million in the first quarter of 2008. The decrease in interest income is due primarily to the drop in investment yields between the first quarter of 2008 and the first quarter of 2009.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest income and other, net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are and will continue to be susceptible to fluctuations in foreign exchange gains or losses.

Provision for Income Taxes.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(in thousands)

Income tax provision	$4	$34

The income tax provision for the first quarters of 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the first quarter of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of March 29, 2009, our principal sources of liquidity consisted of our cash and cash equivalents of $18.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million (assuming we continue to be in compliance with the loan covenant), and our investment in Tower with a market value of approximately $296,000.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $1.2 million outstanding under capital leases (see Note 6). The term of the revolving debt facility runs until June 2010. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. We were in compliance with all loan covenants as of the end of the current reporting period. Our investment in Tower had a market value of approximately $296,000 as of March 29, 2009. We intend to hold 450,000 of these shares, valued at $99,000 as of the end of the first quarter of 2009 in order to obtain preferred wafer pricing from Tower.

Net cash from operating activities

Net cash used for operating activities was $841,000 in the first quarter of 2009. The cash used for operating activities resulted primarily from a net loss of $1.6 million, which included $755,000 of non-cash charges. These non-cash charges included stock-based compensation of $384,000, depreciation and amortization of $468,000, a provision for inventory excess and obsolescence of $178,000, utilization of wafer credits of $106,000 and an asset write-off of $13,000. In addition, changes in working capital accounts in the first quarter of 2009 accounted for used cash of $408,000 which consisted of a decline in current assets of $503,000,000 partially offset by an increase in current liabilities of $95,000 in the first quarter of 2009. The decrease in current assets resulted from a decrease in accounts receivable of $405,000 due primarily to lower shipments in the last month of the quarter and a decrease in inventories of $211,000 partially offset by an increase in other current assets of $113,000. The increase in current liabilities resulted from an increase in accounts payable of $117,000 and an increase in accrued liabilities of $255,000 partially offset by a decrease in deferred income on shipments to distributors of $277,000.

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

Net cash from investing activities

Net cash used for investing activities for the first quarter of 2009 and 2008 was $5,000 and $252,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be less than $0.9 million during the rest of fiscal year 2009.

Net cash from financing activities

Net cash used for financing activities was $336,000 for the first quarter of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations. During the first quarter of 2009, we repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with a variable interest rate of 5.0%.

Net cash used for financing activities was $652,000 for the first quarter of 2008, resulting from scheduled payments of $702,000 under the terms of our debt and capital lease obligations, partially offset by $50,000 in proceeds related to the issuance of common shares upon the exercise of stock options by employees.

We require substantial cash to fund our business. However, we believe that our existing cash resources will be sufficient to fund operations and capital expenditures, and provide adequate working capital for at least the next twelve months. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 29, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,630	$541	$792	$297
Wafer purchases(1)	4,681	4,681	—	—
Other purchase commitments	2,196	2,046	150	—
Total contractual cash obligations	8,507	7,268	942	297

Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	1,183	793	390	—
Total commercial commitments	3,183	2,793	390	—
Total contractual obligations and commercial commitments (3)	$11,690	$10,061	$1,332	$297

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $4.7 million include both firm purchase commitments and a portion of our forecasted wafer starts as of March 29, 2009.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of March 29, 2009.

(3)	Does not include unrecognized tax benefits of $70,000 as of March 29, 2009. See Note 10.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of our devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders or under our agreement with Tower. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by these suppliers’ ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Recently Issued Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2009 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 20% and 24% of total operating expenses in the first quarter of 2009 and 2008, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $84,000 in the first quarter of 2009.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in Tower Semiconductor Ltd., or Tower. Tower’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the Tower shares due to an “other than temporary” decline in their market value by $15.1 million between 2001 and December 28, 2008. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 of the Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K filed with the SEC on March 11, 2009. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets and we are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances.  Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins. In addition, we expect revenue from the rest of our business to decline due to the stage of our customers’ product life cycles.

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

Our business could be adversely affected by the current financial crisis

The continued downturn in general worldwide economic conditions may cause a reduction in the consumption of the products that use our devices, cause the cancellation of or delay our customers’ introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis may adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business.

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

We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability while offsetting expected declines in other parts of our business. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature and end-of-life products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. If our mature product revenue were to decline more quickly than expected, it could have a significant effect on our results of operations and cash flows. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products and the effect of short mobile product life cycles, there is no assurance whether or when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

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

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

Our current product delivery cycle can be longer than our customers’ known requirements for product. As a result, we may have low visibility to product demand in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver product to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of March 29, 2009 was $150.0 million. We recorded a net loss of $9.4 million in 2008, $11.1 million in 2007, and $9.2 million in 2006, and we may not return to profitability in any future periods.

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

Factors that could cause our operating results to fluctuate include: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectability of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield and quality; (viii) our competitors’ product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules;(xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan;(xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and (xv) our ability to obtain capital, debt financing and insurance on commercially reasonable terms. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business may be materially harmed.

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

We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. Our Common Stock has at times traded below $1.00 since the fiscal fourth quarter of 2008. In the event that our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive business days, we may receive a deficiency notice from the Listing Qualifications Department of the Nasdaq Stock Market. If we receive a deficiency notice, our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or else we may be delisted from the Nasdaq Global Market. Should we be delisted from the NASDAQ Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market. The Nasdaq Stock Market suspended the minimum closing bid requirements until July 20, 2009.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date: May 8, 2009	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.