Form 10-Q
period 2009-06-28
QUICKLOGIC CORPORATION
filed 2009-08-07
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of August 5, 2009, the registrant had outstanding 30,258,350 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

June 28, 2009

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue	$2,911	$8,743	$7,463	$19,766
Cost of revenue	1,589	3,982	3,408	9,240
Long-lived asset impairment	—	1,545	—	1,545
Gross profit	1,322	3,216	4,055	8,981
Operating expenses:
Research and development	1,877	2,610	3,489	5,431
Selling, general and administrative	2,709	3,970	5,352	8,290
Long-lived asset impairment	—	468	—	468
Restructuring costs	—	452	—	452
Loss from operations	(3,264)	(4,284)	(4,786)	(5,660)
Write-down of investment in Tower Semiconductor Ltd.	—	(417)	—	(417)
Interest expense	(23)	(72)	(47)	(143)
Interest income and other, net	45	30	(1)	134
Loss before income taxes	(3,242)	(4,743)	(4,834)	(6,086)
Provision for (benefit from) income taxes	(15)	—	(11)	34
Net loss	$(3,227)	$(4,743)	$(4,823)	$(6,120)

Net loss per share:
Basic	$(0.11)	$(0.16)	$(0.16)	$(0.21)
Diluted	$(0.11)	$(0.16)	$(0.16)	$(0.21)

Weighted average shares:
Basic	30,081	29,589	29,994	29,498
Diluted	30,081	29,589	29,994	29,498

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 28, 2009	December 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$16,450	$19,376
Short-term investment in Tower Semiconductor Ltd.	286	116
Accounts receivable, net of allowances for doubtful accounts of $10 and $10, respectively	1,468	1,746
Inventories	2,042	1,900
Other current assets	721	833
Total current assets	20,967	23,971
Property and equipment, net	3,465	3,493
Investment in Tower Semiconductor Ltd.	144	59
Other assets	676	903
TOTAL ASSETS	$25,252	$28,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,224	1,992
Accrued liabilities	1,580	1,537
Deferred income on shipments to distributors	11	282
Current portion of debt and capital lease obligations	612	753
Total current liabilities	6,427	6,564

Long-term liabilities:
Debt and capital lease obligations, less current portion	390	—
Total liabilities	6,817	6,564

Commitments and contingencies (see Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,253 and 29,909 shares issued and outstanding, respectively	30	30
Additional paid-in capital	170,987	169,846
Accumulated other comprehensive income	255	—
Accumulated deficit	(152,837)	(148,014)
Total stockholders’ equity	18,435	21,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,252	$28,426

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net loss	$(4,823)	$(6,120)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	914	1,182
Loss on disposal of property and equipment	—	15
Stock-based compensation	951	1,582
Utilization of wafer credits from Tower Semiconductor Ltd.	213	148
Write-down of inventories	236	1,128
Long-lived asset impairment	—	2,013
Write-down of marketable securities	—	417
Bad debt expense	—	43
Write-off of long-lived asset	13	—
Changes in assets and liabilities:
Accounts receivable	278	208
Inventories	(378)	1,651
Other assets	228	305
Trade payables	43	(2,720)
Accrued liabilities	43	(219)
Deferred income on shipments to distributors	(271)	—
Net cash used for operating activities	(2,553)	(367)

Cash flows from investing activities:
Capital expenditures for property and equipment	(46)	(363)
Net cash used for investing activities	(46)	(363)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,517)	(1,247)
Proceeds from debt obligations	2,000	—
Proceeds from issuance of common stock	190	109
Net cash used for financing activities	(327)	(1,138)

Net decrease in cash and cash equivalents	(2,926)	(1,868)
Cash and cash equivalents at beginning of period	19,376	20,868
Cash and cash equivalents at end of period	$16,450	$19,000

Supplemental disclosures of cash flow information:
Interest paid	$40	$148
Income taxes paid	$—	$16

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$632	$—
Purchase of equipment included in accounts payable	$189	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net loss	$(3,227)	$(4,743)	$(4,823)	$(6,120)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	134	161	255	(350)
Total comprehensive loss	(3,093)	(4,582)	(4,568)	(6,470)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— The Company and Basis of Presentation

QuickLogic Corporation, referenced herein as QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that operates in a single industry segment where it designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 28, 2008. Operating results for the three and six months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31.  QuickLogic’s second fiscal quarter for 2009 and 2008 ended Sunday, June 28, 2009 and June 29, 2008, respectively.

Subsequent events have been disclosed through August 7, 2009, the date of the issuance of these Condensed Unaudited Consolidated Financial Statements.

Liquidity

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of June 28, 2009, our principal sources of liquidity consisted of our cash and cash equivalents of $16.4 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in Tower with a market value of approximately $430,000. As of June 28, 2009, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

The functional currency of the Company’s non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other, net in the statement of operations.

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

Concentration of Risk

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

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the second quarter of 2009 from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2008, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities Exchange Commission, or SEC, on March 11, 2009.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2008, the Company renegotiated the majority of its agreements with its distributors. Under the new agreements, post shipment price adjustments such as SSDs have been eliminated and parts held by distributors may only be returned for quality reasons under the Company’s standard warranty policy. Revenue is recognized upon shipment of both programmed and unprogrammed parts to distributors if persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and risk of loss has been transferred. As of the end of the first quarter of 2009, all of the Company’s distributors had signed the new agreements.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued three FASB Staff Positions, or FSPs, related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard, or SFAS, No. 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS 107-1 and Accounting Principles Board, or APB, 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. These FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted the FSPs during the second quarter of 2009. The FSPs have no impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This standard was effective for interim periods which ended after June 15, 2009. See Note 1, “Basis of Presentation,” for disclosure of the date to which subsequent events are disclosed and Note 15, “Subsequent Events,” for disclosure of subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and determined that it will not have a significant impact on the determination or reporting of our financial results.

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

For the second quarter and first half of 2009 and 2008, 9.5 million and 8.2 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4—Investment in Tower Semiconductor Ltd.

On December 12, 2000, the Company entered into several agreements with Tower, as amended, under which the Company agreed to make a strategic investment in Tower of up to $25 million as part of Tower’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to Tower to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 Tower ordinary shares with an original cost of $16.6 million. The Company sold approximately 413,000 of the Tower ordinary shares in fiscal 2003.

During 2008 the Company wrote down the value of its investment in Tower shares by $1.4 million due to an “other than temporary” decline in market value, resulting in a carrying value of $0.13 per share for the period ended December 28, 2008. This determination included factors such as market value and the period of time that the market had been below the carrying value of the shares.

As of June 28, 2009, the Company held 1,344,543 available-for-sale Tower ordinary shares with an unrealized gain of $255,000 recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value per share and $0.32 per share, their market value on the last trading day of the reporting period. Pursuant to SFAS 157, the fair value of the Company’s marketable securities as of June 28, 2009 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. During 2008, the Company assessed the value of its Tower wafer credit and incurred a long-lived asset impairment of $1.3 million. As of June 28, 2009, the prepaid wafer credits balance was $634,000. The Company has guaranteed capacity at Tower through at least 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5—Balance Sheet Components

	June 28, 2009	December 28, 2008
	(in thousands)
Inventories:
Raw materials	$8	$75
Work-in-process	1,809	1,579
Finished goods	225	246
	$2,042	$1,900

Other current assets:
Prepaid expenses	$575	$743
Other	146	90
	$721	$833

Property and equipment:
Equipment	$13,563	$13,881
Software	8,696	8,030
Furniture and fixtures	781	840
Leasehold improvements	800	800
	23,840	23,551
Accumulated depreciation and amortization	(20,375)	(20,058)
	$3,465	$3,493

Other assets:
Prepaid wafer credits	$634	$846
Other	42	57
	$676	$903

Accrued liabilities:
Employee related accruals	$983	$1,047
Other	597	490
	$1,580	$1,537

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	June 28, 2009	December 28, 2008
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	1,002	753
	3,002	2,753
Current portion of debt and capital lease obligations	(2,612)	(2,753)
	$390	$—

Revolving Line of Credit

Effective August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6.0 million revolving line of credit available through June 2010, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is LIBOR plus 3.50%. During the second quarter of 2009, the Company repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with a variable interest rate of 6.0% as of June 28, 2009.

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

Capital Leases

In 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of June 28, 2009, $370,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of June 28, 2009, $632,000 was outstanding under the capital lease, of which $242,000 was classified as a current liability.

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

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of June 28, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	As of June 28, 2009				As of December 28, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$12,714	$12,714	$—	$—	$19,376	$19,376	$—	$—
Investment in Tower Semiconductor Ltd.	430	430	—	—	175	175	—	—
Total assets	$13,144	$13,144	$—	$—	$19,551	$19,551	$—	$—

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

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan which was approved by the

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stockholders on April 22, 2009.  Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders on April 22, 2009. As of June 28, 2009, approximately 2.5 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan, or 1999 ESPP, was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999.  The 1999 ESPP provided for standard six month offering periods.

In April 2009, the Company adopted the 2009 Employee Stock Purchase Plan, or 2009 ESPP, and the last purchase under the 1999 ESPP was made on May 15, 2009. The 2009 ESPP, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders in April 2009. 2.3 million shares have been reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 9—Stock-Based Compensation

Under SFAS 123(R), stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of SFAS 123(R) on the Company’s consolidated financial statements for the second quarter and first half of 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of revenue	$71	$106	$122	$171
Research and development	138	196	226	354
Selling, general and administrative	358	615	603	1,057
Total costs and expenses	$567	$917	$951	$1,582

The amount of stock-based compensation included in inventories as of June 28, 2009 and December 28, 2008 was not significant.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Expected term (years)	5.15	6.28	5.14	5.65
Risk-free interest rate	1.98%	3.16%	1.97%	2.91%
Expected volatility	51.04%	55.95%	51.00%	52.77%
Expected dividend	—	—	—	—

The weighted average estimated fair value for options granted during the second quarter of 2009 and 2008 was $0.75 and $1.39 per option, respectively. The weighted average estimated fair value for options granted during the first half of 2009 and 2008 was $0.74 and $1.40 per option, respectively. As of June 28, 2009, the fair value of unvested stock options, net of expected forfeitures, was approximately $4.1 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.94 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for the first half of 2009:

Shares Available for Grant
(in thousands)
Balance at December 28, 2008	8,313
Authorized	2,500
Options granted	(2,095)
Options forfeited or expired	(6,964)
RSAs granted	—
RSUs granted	—
RSUs forfeited or expired	599
Balance at June 28, 2009	2,353

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first half of 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2008	7,367	$4.13
Granted	2,095	1.60
Forfeited or expired	(416)	3.28
Exercised	—	—
Balance outstanding at June 28, 2009	9,046	$3.58	6.56	$573
Exercisable at June 28, 2009	4,754	$5.10	4.20	$13
Vested and expected to vest at June 28, 2009	9,046	$3.58	6.56	$573

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.37 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock option exercises during the first half of 2009. The total intrinsic value of options exercised during the first half of 2008 was $30,000. Total cash received from employees as a result of employee stock option exercises during the first half of 2008 was approximately $96,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs in the second quarter of 2007 and RSUs in the third quarter of 2007 under the 1999 Plan. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. A summary of the Company’s RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2008	654	$3.35
Granted	—	—
Vested	—	—
Forfeited	(599)	3.57
Nonvested at June 28, 2009	55	$0.96

As of June 28, 2009, the unrecognized stock-based compensation expense related to outstanding performance based RSUs which are not currently expected to vest, was $15,000. The Company will recognize this expense to the extent it determines these performance based RSUs are likely to vest.

Employee Stock Purchase Plan

Under the 2009 ESPP, the Company issued 343,491 shares at a price of $0.55 per share during the six months ended June 28, 2009. As of June 28, 2009, 2,300,000 shares under the 2009 ESPP remained available for issuance. For the three and six months ended June 28, 2009, the Company recorded compensation expense related to the ESPP of $105,000 and $127,000, respectively.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.29%	3.56%	0.29%	3.56%
Expected volatility	126.98%	49.57%	126.98%	49.57%
Expected dividend	—	—	—	—

As of June 28, 2009, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $109,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10—Income Taxes

In the second quarter of 2009 and 2008, the Company recorded an income tax benefit of $15,000 and $0, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits. In the first half of 2009 and 2008, the Company recorded an income tax benefit of $11,000 and an income tax expense of $34,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $68,000 and $66,000 of unrecognized tax benefits at June 28, 2009 and December 28, 2008, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2009, the Company had approximately $11,000 of accrued interest and penalties related to uncertain tax positions.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue by product line (1):
New products	$816	$2,564	$1,474	$5,162
Mature products	1,879	4,591	5,485	8,915
End-of-life products	216	1,588	504	5,689
Total revenue	$2,911	$8,743	$7,463	$19,766

(1)             For all periods presented: New products include ArcticLink, PolarPro II, PolarPro, Eclipse™ II and QuickPCI® II products. Mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue by geography:
United States	$1,245	$3,148	$3,455	$7,691
Europe	564	1,376	1,561	3,145
Taiwan	16	1,917	11	3,976
Japan	449	684	815	1,558
China	353	940	673	2,176
Rest of North America	111	172	328	557
Rest of Asia Pacific	173	506	620	663
Total revenue	$2,911	$8,743	$7,463	$19,766

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Distributor “A”	19%	11%	25%	14%
Distributor “B”	20%	*	16%	13%
Distributor “C”	11%	*	*	*
Customer “A”	*	21%	*	19%
Customer “B”	*	17%	14%	12%

* Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	June 28, 2009	December 28, 2008
Distributor “A”	16%	20%
Distributor “B”	19%	*
Distributor “C”	11%	13%
Distributor “D”	*	12%
Distributor “E”	10%	*

* Represents less than 10% of accounts receivable as of the date presented.

As of June 28, 2009, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 28, 2009 and December 28, 2008, the Company had $3.5 million and $4.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense for the second quarter of 2009 and 2008 was approximately $145,000 and $180,000, respectively, and rent expense for the first half of 2009 and 2008 was approximately $290,000 and $360,000, respectively.

Future minimum lease commitments under the Company’s operating leases, and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Rest of 2009	$297
2010	429
2011	396
2012	396
2013 and thereafter	—
$1,518

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

The parties recently reached a global settlement of the litigation. On June 9, 2009, the Court issued an order granting preliminary approval of the settlement. The final approval hearing has been set for September 10, 2009. Under the settlement, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment is to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities were included in the “Accrued Liabilities” line item in our consolidated balance sheets as of June 28, 2009 and December 28, 2008, and the remaining balance is expected to be paid by the end of fiscal year 2009.

Restructuring Liabilities
(in thousands)
Balance at December 28, 2008	$121
Payments	(73)
Balance at June 28, 2009	$48

Note 15—Subsequent Events

Effective in July 2009, the Company implemented an across the board salary reduction plan for the second half of 2009.  As a result, all executives and most of the Company’s employees will take a 10% reduction of cash based compensation and, in its place, receive RSUs that vest in two tranches over a four month period. Our Chief Executive Officer will take a 20% reduction in salary for the second half of 2009 and will receive RSUs on the same basis as the other employees.

Effective in the third quarter of 2009, the Board members will take a 20% reduction in their cash compensation and the Company will substitute the reduction amount with fully vested RSUs.

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

•                  Computing — including Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband 3G data cards; and

•                  Consumer Electronics — including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices.

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

During the second quarter we completed development, and released for manufacturing the latest in our family of VEE-enabled solution platforms - ArcticLink II, VX2 and VX4. The VX family embeds the second generation Visual Enhancement Engine, or VEE™, Proven System Block (PSB), which improves the user’s video viewing experience while extending system battery life by allowing reduction in the power used by a mobile device’s single biggest consumer of power, the backlight. The VX4 platform also embeds the Qualcomm developed MDDI serial interface for ease of connection with their mobile processors. The VX2 platform also embeds an LCD Controller and optional CellularRAM frame buffer for storing display content.  By embedding the frame buffer, the mobile processor can be powered down more frequently, saving previous energy and extending battery life.  Both the VX2 and VX4 embed a programmable fabric for integrating additional PSBs that can reduce BOM cost, reduce PCB space, and can optimize system power consumption.

Although the semiconductor industry as a whole has seen a dramatic decline in 2009 with modest growth predicted in 2010, consumer products remain a strong driver for semiconductor sales.  We believe that the target mobile markets for our CSSPs continue to provide growth potential.  Trends in the rapidly growing sub-segments of the consumer market in which we participate include:

•                  Mobile, Handheld Devices:  In 2008, more than 1.2 billion cellular phones, ranging from multimedia to ultra low cost phones, were sold (according to iSuppli, a market intelligence company).  More importantly, iSuppli predicts that the smartphone segment of the overall cellular phone segment will increase 62% over the next three years, from 219 million units in 2008 to 356 million units, by the end of 2011. In fact, the smartphone segment is predicted to be one of the higher growth segments during the current economic downturn.

•                  Netbook/Smartbook Category:  iSuppli predicts shipments of wirelessly-enabled netbooks will more than triple by 2012, rising to 36.3 million units, up from 10.3 million in 2008. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and Internet experience of Notebooks with the day-long battery life of Multimedia and Smartphones.

•                  USB-Based Broadband Data Card:  Mobile data service providers anticipate consumer demand for these data cards to reach nearly 40 million units in 2009, according to the market research firm ABI Research.  These data cards enable consumers to connect their Notebook, Netbook, Smartbook or PC to the cellular network as a broadband internet connection.  During our second quarter, QuickLogic announced the selection of a CSSP, based on the ArcticLink solution platform, for the Icera Espresso® 300 3G soft modem platform.  Icera is a leader in software-defined wireless chipsets and is the only company to deliver software-based cellular modems for broadband data cards, USB sticks, and mobile internet devices. Icera’s reference design uses a wafer-level chip scale (WLCSP) version of the ArcticLink solution platform to compliment its second-generation baseband chip design.

Underlying industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, and while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	54.6	45.5	45.7	46.7
Long-lived asset impairment	—	17.7	—	7.8
Gross profit	45.4	36.8	54.3	45.5
Operating expenses:
Research and development	64.5	29.8	46.8	27.5
Selling, general and administrative	93.0	45.4	71.7	42.0
Long-lived asset impairment	—	5.4	—	2.4
Restructuring costs	—	5.2	—	2.3
Loss from operations	(112.1)	(49.0)	(64.2)	(28.7)
Write-down of investment in Tower Semiconductor Ltd.	—	(4.7)		(2.1)
Interest expense	(0.8)	(0.8)	(0.6)	(0.7)
Interest income and other, net	1.5	0.3	—	0.7
Loss before income taxes	(111.4)	(54.2)	(64.8)	(30.8)
Provision for (benefit from) income taxes	(0.5)	—	(0.1)	0.2
Net loss	(110.9)%	(54.2)%	(64.7)%	(31.0)%

(1) The second quarter of 2009 and 2008 includes $58,000 and $172,000, respectively, of costs for the write-down of inventories and related charges, which represents 2.0% and 2.0% of revenue, respectively. The first half of 2009 and 2008 includes $236,000 and $1.1 million, respectively, of costs for the write-down of inventories and related charges, which represents 3.2% and 5.7% of revenue, respectively.

Three Months Ended June 28, 2009 and June 29, 2008

Revenue

The table below sets forth the changes in revenue for the three months ended June 29, 2008 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over- Year Change
New products	$816	28%	$2,564	29%	$(1,748)	(68)%
Mature products	1,879	65	4,591	53	(2,712)	(59)
End-of-life products	216	7	1,588	18	(1,372)	(86)
Total revenue	$2,911	100%	$8,743	100%	$(5,832)	(67)%

For all periods presented, new products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The decline in revenue was due to declines in both our legacy and new product lines. The decline in new product revenue was caused by the expected end of life by the manufacturer of a product family of a personal navigation device, or PND, and by delays in new product production ramp-up with several major customers. The decline in mature product revenue resulted from the general economic slowdown. Our mature product revenue decreased as a result of lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 8% and 17% of total revenue in the second quarters of 2009 and 2008, respectively.

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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 29, 2008 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$2,911	100%	$8,743	100%	$(5,832)	(67)%
Cost of revenue	1,589	55	3,982	46	(2,393)	(60)
Long-lived asset impairment	—	—	1,545	18	(1,545)	(100)%
Gross Profit	$1,322	45%	$3,216	36%	$(1,894)	(59)%

The decline in gross profit was mainly due to the decline in revenue in the second quarter of 2009 as compared to the second quarter of 2008. The second quarter 2009 gross profit decline was partially offset by the absence in the second quarter of 2009 of long-lived asset impairments which accounted for $1.5 million of gross profit charges in the second quarter of 2008; a change in product mix towards mature products which carry higher gross margins than new products; and a reduction of excess and obsolescence provisions in the second quarter of 2009 as compared to the second quarter of 2008.  The sale of previously reserved inventories contributed $94,000, or 3.2% of revenue, to gross profit in the second quarter of 2009 and $153,000, or 1.7% of revenue, in the second quarter of 2008.

Our semiconductor products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 29, 2008 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$1,877	64%	$2,610	30%	$(733)	(28)%
SG&A expense	2,709	93	3,970	45	(1,261)	(32)
Long-lived asset impairment	—	—	468	5	(468)	(100)
Restructuring costs	—	—	452	5	(452)	(100)
Total operating expenses	$4,586	157%	$7,500	85%	$(2,914)	(39)%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, ASSP design and software development. The decrease in R&D expenses results primarily from measures undertaken in the second quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the second quarter of 2008. The $0.7 million decrease in R&D expenses in the second quarter of 2009 as compared to the second quarter of 2008 is attributable primarily to a $540,000 or 56% decrease in compensation expenses due to reduced headcount; a $280,000 or 47% decrease in expense allocations to R&D such as facilities and other corporate costs; a $60,000 or 30% decrease in stock based compensation expenses, and a $30,000 or 64% decrease in travel and entertainment expenses, offset by an increase of $230,000 or 51% in outside services.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The $1.3 million quarter to quarter decrease in SG&A expenses resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $430,000 or 24% decrease in compensation expenses as a result of headcount reductions; a $520,000 or 48% decrease in outside services such as consulting, temporary help and legal, a $110,000 or 21% decrease in occupancy costs including rent, utilities and insurance expenses, and $260,000 or 42% decrease in stock based compensation expenses.

Long-Lived Assets Impairment

In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses. There were no long-lived asset impairment charges in the second quarter of 2009.

Restructuring Costs

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

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, from the three months ended June 29, 2008 as compared to the three months ended June 28, 2009:

	Three Months Ended
	June 28, 2009	June 29, 2008
	(in thousands)

Write-down of investment in Tower Semiconductor Ltd.	$—	$(417)
Interest expense	(23)	(72)
Interest income and other, net	45	30
	$22	$(459)

In the second quarter of 2008, we determined that our investment in Tower had suffered a decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the second quarter of 2008 based on the quoted market price of the stock on the last day of the reporting period. There were no write-downs of marketable securities in the second quarter of 2009.

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $3.1 million in the second quarter of 2009 from $4.1 million in the second quarter of 2008. The decrease in interest income is due primarily to the drop in investment yields between the second quarter of 2008 and the second quarter of 2009.

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

Provision for (Benefit from) Income Taxes

	Three Months Ended
	June 28, 2009	June 29, 2008
	(in thousands)

Income tax provision (benefit)	$(15)	$—

The income tax provision (benefit) for the second quarters of 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the second quarter of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Six Months Ended June 28, 2009 and June 29, 2008

Revenue

The table below sets forth the changes in revenue for the six months ended June 29, 2008 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over- Year Change
New products	$1,474	20%	$5,162	26%	$(3,688)	(71)%
Mature products	5,485	73	8,915	45	(3,430)	(38)
End-of-life products	504	7	5,689	29	(5,185)	(91)
Total revenue	$7,463	100%	$19,766	100%	$(12,303)	(62)%

For all periods presented, new products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The decline in revenue was due to declines in both our legacy and new product lines. The decline in new product revenue was caused by the expected end of life of a product family of a personal navigation device, or PND, manufacturer and by delays in new product production ramp-up with several major customers. The decline in mature product revenue resulted from the general economic slowdown. Our mature product revenue decreased as a result of lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 14% and 12% of total revenue in the first half of 2009 and 2008, respectively.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 29, 2008 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$7,463	100%	$19,766	100%	$(12,303)	(62)%
Cost of revenue	3,408	46	9,240	47	(5,832)	(63)
Long-lived asset impairment	—	—	1,545	8	(1,545)	(100)%
Gross Profit	$4,055	54%	$8,981	45%	$(4,926)	(55)%

The decline in gross profit was mainly due to the decline in revenue in the first half of 2009 as compared to the first half of 2008. The gross profit decline during the first half of 2009 was partially offset by the absence of long-lived asset impairments which accounted for $1.5 million of gross profit charges in the first half of 2008; a change in product mix towards mature products which carry higher gross margins than new products; a reduction of excess and obsolescence provisions in the first half of 2009 as compared to the first half of 2008; and a change to favorable purchase price variances in the first half of 2009 from unfavorable purchase price variances in the first half of 2008.  The sale of previously reserved inventories contributed $215,000, or 2.9% of revenue, to gross profit in the first half of 2009 and $384,000, or 1.9% of revenue, in the first half of 2008.

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended June 29, 2008 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2009		June 29, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$3,489	47%	$5,431	27%	$(1,942)	(36)%
SG&A expense	5,352	72	8,290	42	(2,938)	(35)
Long-lived asset impairment	—	—	468	2	(468)	(100)
Restructuring costs	—	—	452	2	(452)	(100)
Total operating expenses	$8,841	119%	$14,641	73%	$(5,800)	(40)%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, ASSP design and software development. The decrease in R&D expenses results primarily from measures undertaken in the second quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the second quarter of 2008. The $1.9 million decrease in R&D expenses in the first half of 2009 as compared to the first half of 2008 is attributable primarily to a $1.2 million or 57% decrease in compensation expenses due to reduced headcount; a

$610,000 or 47% decrease in expense allocations to R&D such as facilities and other corporate costs; and a $130,000 or 36% decrease in stock based compensation expenses.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The $2.9 million decrease in SG&A expenses in the first half of 2009 as compared to the first half of 2008 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $1.1 million or 28% decrease in compensation expenses as a result of headcount reductions; a $1.2 million or 53% decrease in outside services such as consulting, temporary help and legal, and a $210,000 or 22% decrease in occupancy costs including rent, utilities and insurance expenses, and a $450,000 or 43% decrease in stock based compensation expenses.

Long-Lived Assets Impairment

In the first half of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses. There were no long-lived asset impairment charges in the first half of 2009.

Restructuring Costs

In the first half of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits in the first half of 2008; these benefits are expected to be paid by the end of fiscal 2009.

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, for the six months ended June 29, 2008 as compared to the six months ended June 28, 2009:

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in thousands)

Write-down of investment in Tower Semiconductor Ltd.	$—	$(417)
Interest expense	(47)	(143)
Interest income and other, net	(1)	134
	$(48)	$(426)

In the first half of 2008, we determined that our investment in Tower had suffered a decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the first half of 2008 based on the quoted market price of the stock on the last day of the reporting period. There were no write-downs of marketable securities in the first half of 2009.

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.9 million in the first half of 2009 from $4.4 million in the first half of 2008. The decrease in interest income is due primarily to the drop in investment yields between the first half of 2008 and the first half of 2009.

Provision for (benefit from) Income Taxes

	Six Months Ended
	June 28, 2009	June 29, 2008
	(in thousands)

Income tax provision (benefit)	$(11)	$34

The income tax provision (benefit) for the second half of 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the second half of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flow from operations. As of June 28, 2009, our principal sources of liquidity consisted of our cash and cash equivalents of $16.4 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in Tower with a market value of approximately $430,000. As of June 28, 2009, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $1.0 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt facility runs until June 2010. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. We were in compliance with all loan covenants as of the end of the current reporting period. Our investment in Tower had a market value of approximately $430,000 as of June 28, 2009. We intend to hold 450,000 of these shares, valued at $144,000 as of the end of the second quarter of 2009 in order to obtain preferred wafer pricing from Tower.

Net cash from operating activities

Net cash used for operating activities was $2.6 million in the first half of 2009. The cash used for operating activities resulted primarily from a net loss of $4.8 million, which included $2.3 million of non-cash charges. These non-cash charges included stock-based compensation of $951,000, depreciation and amortization of $914,000, a write-down of inventory of $236,000 and utilization of wafer credits of $213,000. In addition, changes in working capital accounts in the first half of 2009 accounted for used cash of $71,000 which consisted of a decrease in current assets of $114,000 partially offset by a decrease in current liabilities of $185,000 in the first half of 2009. The decrease in current assets resulted from a decrease in accounts receivable of $278,000 due primarily to higher collection effort in the last month of the quarter and a decrease in other current assets of $228,000 partially offset by an increase in inventories of $378,000. The decrease in current liabilities resulted primarily from a decrease in deferred income on shipments to distributors of $271,000.

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

Net cash from investing activities

Net cash used for investing activities for the first half of 2009 and 2008 was $46,000 and $363,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $100,000 during the rest of fiscal year 2009.

Net cash from financing activities

Net cash used for financing activities was $327,000 for the first half of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $190,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first half of 2009, we repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with a variable interest rate of 6.0%.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 28, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,518	$528	$792	$198
Wafer purchases(1)	3,511	3,511	—	—
Other purchase commitments	1,364	1,264	100	—
Total contractual cash obligations	6,393	5,303	892	198
Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	1,002	612	390	—
Total commercial commitments	3,002	2,612	390	—
Total contractual obligations and commercial commitments (3)	$9,395	$7,915	$1,282	$198

(1)         Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.5 million include both firm purchase commitments and a portion of our forecasted wafer starts as of June 28, 2009.

(2)         Other commercial commitments are included as liabilities on our balance sheets as of June 28, 2009.

(3)         Does not include unrecognized tax benefits of $68,000 as of June 28, 2009. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Condensed Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2009 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18% and 26% of total operating expenses for the first half 2009 and 2008, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $160,000 in the first half of 2009.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 of the Condensed Unaudited Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our filings made with SEC. Because of the following risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets and we are focused on converting these design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances.  Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins. In addition, we expect revenue from the rest of our business to continue to decline due to the stage of our customers’ product life cycles.

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

Our business could be adversely affected by the current financial crisis

The downturn in general worldwide economic conditions may continue to cause a reduction in the consumption of the products that use our devices, cause the cancellation of or delay our customers’ introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis may continue to adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business.

We may not have the liquidity to support our future operations and capital requirements

As a result of current revenue and operating expense levels, changes in working capital and interest and debt payments, we will need to generate significantly higher revenue to generate positive cash flow. In addition, our new products such as our ArcticLink and PolarPro solution platforms and products currently under development, have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding source may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

Restrictive covenants in the indentures and agreements governing our current and future indebtedness could restrict our operating flexibility

The indentures and agreements governing our existing debt, and debt we may incur in the future, contain, or may contain, affirmative and negative covenants that materially limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and encumber and dispose of assets. In addition, our future debt agreements may contain financial covenants and ratios.

The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under our other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The existence of such a default or event of default could also preclude us from borrowing funds under our revolving credit facilities. Our ability to comply with the provisions of the indentures, credit facilities and other agreements governing our outstanding debt and indebtedness we may incur in the future can be affected by events beyond our control and a default under any debt instrument, if not cured or waived, could have a material adverse effect on us.

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

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, Tower’s financial health and Tower’s ability to remain in compliance with Nasdaq listing standards. As of June 28, 2009, we held 1,344,543 available for sale Tower ordinary shares.  Tower’s shares have been trading below $1.00 for the past 52 weeks, if Tower does not remain in compliance with Nasdaq listing standards, or if Tower’s financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected.

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

Our approach to developing solutions for potential customers involves: (i) embedded processors developed by other companies; (ii) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and NAND flash memory; (iii) proprietary intellectual property such as key elements of our VEE technology; and (iv) specific industry standards such as USB 2.0 OTG, Secure Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets. Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of June 28, 2009 was $153.0 million. We recorded a net loss of $9.4 million in 2008, $11.1 million in 2007, and $9.2 million in 2006, and we may not return to profitability in any future periods.

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

We may encounter periods of industry wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers’ requirements. The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors has been widely out of balance. An industry wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors could materially harm our business.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. Hiring and retaining qualified sales, technical and financial personnel are difficult due to the limited number of qualified professionals, economic conditions and the size of our company. Competition for these types of employees is intense. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Failure to attract, hire, train and retain personnel could materially harm our business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of QuickLogic was held on April 22, 2009.  The following matters were voted upon at the meeting:

(i)                            The following nominees were elected to hold office as a Class I director until 2012:

Nominee	Votes For	Votes Withheld
Michael J. Callahan	26,806,013	546,279
Michael R. Farese	26,817,215	535,077

E. Thomas Hart, Arturo Krueger, Christine Russell, Hide L. Tanigami and Gary H. Tauss will continue to serve as directors.

(ii)                         The approval of the QuickLogic Corporation 2009 Stock Plan.

Votes For	6,894,539
Votes Against	1,301,418
Abstentions	199,418

(iii)                      The approval of the QuickLogic Corporation 2009 Employee Stock Purchase Plan.

Votes For	6,948,780
Votes Against	1,274,752
Abstentions	171,843

iv)                         The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm of QuickLogic for the fiscal year ending December 27, 2009.

Votes For	26,806,186
Votes Against	99,005
Abstentions	447,101

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date: August 7, 2009	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3	.2(2)	Bylaws of Registrant.
31.1		CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.