Form 10-Q
period 2009-09-27
QUICKLOGIC CORPORATION
filed 2009-11-06
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2009, the registrant had outstanding 30,437,658 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

September 27, 2009

PART I. Financial Information

Item 1.	Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue	$3,332	$6,230	$10,795	$25,996
Cost of revenue	2,186	2,778	5,594	12,018
Long-lived asset impairment	150	—	150	1,545

Gross profit	996	3,452	5,051	12,433
Operating expenses:
Research and development	1,400	1,354	4,889	6,785
Selling, general and administrative	2,525	2,666	7,877	10,956
Long-lived asset impairment	—	—	—	468
Restructuring costs	—	—	—	452

Loss from operations	(2,929)	(568)	(7,715)	(6,228)
Write-down of investment in Tower Semiconductor Ltd.	—	—	—	(417)
Interest expense	(31)	(59)	(78)	(202)
Interest income and other, net	(30)	(46)	(31)	88

Loss before income taxes	(2,990)	(673)	(7,824)	(6,759)
Provision for (benefit from) income taxes	7	(58)	(4)	(24)

Net loss	$(2,997)	$(615)	$(7,820)	$(6,735)

Net loss per share:
Basic	$(0.10)	$(0.02)	$(0.26)	$(0.23)

Diluted	$(0.10)	$(0.02)	$(0.26)	$(0.23)

Weighted average shares:
Basic	30,322	29,772	30,104	29,589

Diluted	30,322	29,772	30,104	29,589

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$13,886	$19,376
Short-term investment in Tower Semiconductor Ltd.	823	116
Accounts receivable, net of allowances for doubtful accounts of $10	1,981	1,746
Inventories	1,844	1,900
Other current assets	612	833

Total current assets	19,146	23,971
Property and equipment, net	3,008	3,493
Investment in Tower Semiconductor Ltd.	414	59
Other assets	461	903

TOTAL ASSETS	$23,029	$28,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,136	1,992
Accrued liabilities	1,114	1,537
Deferred income on shipments to distributors	7	282
Deferred royalty revenue	63	—
Current portion of capital lease obligations	436	753

Total current liabilities	5,756	6,564

Long-term liabilities:
Capital lease obligations, less current portion	264	—

Total liabilities	6,020	6,564

Commitments and contingencies (see Notes 12 and 13)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 30,378 and 29,909 shares issued and outstanding, respectively	30	30
Additional paid-in capital	171,751	169,846
Accumulated other comprehensive income	1,062	—
Accumulated deficit	(155,834)	(148,014)

Total stockholders’ equity	17,009	21,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,029	$28,426

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net loss	$(7,820)	$(6,735)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,347	1,717
Stock-based compensation	1,809	1,971
Utilization of wafer credits from Tower Semiconductor Ltd.	278	254
Write-down of inventories	467	1,331
Long-lived asset impairment	261	2,058
Write-down of marketable securities	—	417
Bad debt expense	—	44
Changes in assets and liabilities:
Accounts receivable	(235)	311
Inventories	(411)	1,982
Other assets	337	725
Trade payables	(76)	(2,697)
Accrued liabilities	(360)	(219)
Deferred income and royalty revenue	(275)	(708)

Net cash provided by (used for) operating activities	(4,678)	451

Cash flows from investing activities:
Capital expenditures for property and equipment	(89)	(541)

Net cash used for investing activities	(89)	(541)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(6,819)	(4,074)
Proceeds from debt obligations	6,000	2,000
Proceeds from issuance of common stock	96	129

Net cash used for financing activities	(723)	(1,945)

Net decrease in cash and cash equivalents	(5,490)	(2,035)
Cash and cash equivalents at beginning of period	19,376	20,868

Cash and cash equivalents at end of period	$13,886	$18,833

Supplemental disclosures of cash flow information:
Interest paid	$81	$210

Income taxes paid	$—	$9

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligation to finance capital expenditures and related maintenance	$513	$—

Purchase of equipment included in accounts payable	$220	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(2,997)	$(615)	$(7,820)	$(6,735)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	807	(376)	1,062	(726)

Total comprehensive loss	$(2,190)	$(991)	$(6,758)	$(7,461)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended December 28, 2008. Operating results for the three and nine months ended September 27, 2009 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. QuickLogic’s fiscal third quarter for 2009 and 2008 ended Sunday, September 27, 2009 and September 28, 2008, respectively.

Subsequent events have been disclosed through November 5, 2009, the date of the issuance of these Condensed Unaudited Consolidated Financial Statements.

Liquidity

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of September 27, 2009, our principal sources of liquidity consisted of our cash and cash equivalents of $13.9 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in Tower with a market value of approximately $1.2 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the current global economic crisis, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink® and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of Tower Semiconductor Ltd., or Tower, and equity in the Company, the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the third quarter of 2009 from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2008, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities Exchange Commission, or SEC, on March 11, 2009.

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

New Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have an affect on our financial position, results of operations or liquidity.

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

For the first nine months of 2009 and 2008, 9.5 million and 7.3 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

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

As of September 27, 2009, the Company held 1,344,543 available-for-sale Tower ordinary shares with an unrealized gain of $1.1 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value per share and $0.92 per share, their market value on the last trading day of the reporting period. The fair value of the Company’s marketable securities as of September 27, 2009 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold 450,000 of the Tower ordinary shares in order to receive preferred product pricing under the agreements with Tower and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. During 2008, the Company assessed the value of its Tower wafer credit and incurred a long-lived asset impairment of $1.3 million. In the third quarter of 2009, the Company assessed the value of its Tower wafer credit and incurred a long-lived asset impairment of $150,000. As of September 27, 2009, the prepaid wafer credits balance was $419,000. The Company has guaranteed capacity at Tower through at least 2010.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from Tower at 15% of the value of purchases made through 2010.

Note 5—Balance Sheet Components

	September 27, 2009	December 28, 2008
	(in thousands)
Inventories:
Raw materials	$8	$75
Work-in-process	1,604	1,579
Finished goods	232	246

	$1,844	$1,900

Other current assets:
Prepaid expenses	$468	$743
Other	144	90

	$612	$833

Property and equipment:
Equipment	$12,229	$13,881
Software	8,451	8,030
Furniture and fixtures	780	840
Leasehold improvements	800	800

	22,260	23,551
Accumulated depreciation and amortization	(19,252)	(20,058)

	$3,008	$3,493

Other assets:
Prepaid wafer credits	$419	$846
Other	42	57

	$461	$903

Accrued liabilities:
Employee related accruals	$847	$1,047
Other	267	490

	$1,114	$1,537

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	September 27, 2009	December 28, 2008
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	700	753

	2,700	2,753
Current portion of debt and capital lease obligations	(2,436)	(2,753)

	$264	$—

Revolving Line of Credit

In September 2009, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement require the Company to maintain a tangible net worth of at least $11 million and unrestricted cash or cash equivalent balance at all times in an amount of at least $8 million. In August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6.0 million revolving line of credit available through June 2010, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is LIBOR plus 3.50%.

For the three months and nine months ended September 27, 2009, the Company repaid $2.0 million and $6.0 million, respectively, of revolving debt and borrowed $2.0 million and $6.0 million, respectively, of revolving debt with a variable interest rate of 4.0% as of September 27, 2009.

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

Capital Leases

In 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of September 27, 2009, $187,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of September 27, 2009, $513,000 was outstanding under the capital lease, of which $249,000 was classified as a current liability.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Fair Value Measurements

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. The Company adopted the authoritative guidance with respect to the Company’s non-financial assets and liabilities on December 29, 2008, and the adoption did not have an effect on its consolidated financial statements.

The authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of September 27, 2009 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of September 27, 2009				As of December 28, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$10,268	$10,268	$—	$—	$14,794	$14,794	$—	$—
Investment in Tower Semiconductor Ltd.	1,237	1,237	—	—	175	175	—	—

Total assets	$11,505	$11,505	$—	$—	$14,969	$14,969	$—	$—

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of September 27, 2009 and December 28, 2008.

As of September 27, 2009, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements.

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

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan which was approved by the Company’s stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders on April 22, 2009. As of September 27, 2009, approximately 2.6 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan, or 1999 ESPP, was adopted by the Board of Directors in August 1999 and was approved by the Company’s stockholders in September 1999. The 1999 ESPP was replaced by the 2009 Employee Stock Purchase Plan described below and the last purchase under the 1999 ESPP was made on May 15, 2009.

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders in April 2009. The Company has reserved 2.3 million shares for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 9—Stock-Based Compensation

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of the authoritative guidance, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company’s consolidated financial statements for the third quarter and first nine months of 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of revenue	$110	$49	$232	$220
Research and development	213	89	439	443
Selling, general and administrative	535	251	1,138	1,308

Total costs and expenses	$858	$389	$1,809	$1,971

The amount of stock-based compensation included in inventories as of September 27, 2009 and December 28, 2008 was not significant.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected term (years)	4.47	5.00	5.14	5.62
Risk-free interest rate	2.19%	3.11%	1.97%	2.92%
Expected volatility	48.67%	50.68%	50.99%	52.68%
Expected dividend	—	—	—	—

The weighted average estimated fair value for options granted during the third quarter of 2009 and 2008 was $0.66 and $0.74 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2009 and 2008 was $0.74 and $1.38 per option, respectively. As of September 27, 2009, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.6 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.73 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for the first nine months of 2009:

Shares Available for Grant (in thousands)
Balance at December 28, 2008	8,313
Authorized	2,500
Options granted	(2,105)
Options forfeited or expired	(6,862)
RSUs granted	(362)
RSUs forfeited or expired	605

Balance at September 27, 2009	2,089

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2008	7,367	$4.13
Granted	2,105	1.60
Forfeited or cancelled	(538)	3.13
Exercised	—	—

Balance outstanding at September 27, 2009	8,934	$3.59	6.28	$836

Exercisable at September 27, 2009	4,898	$5.03	4.04	$23

Vested and expected to vest at September 27, 2009	8,934	$3.59	6.28	$836

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.57 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock option exercises during the first nine months of 2009. The total intrinsic value of options exercised during the first nine months of 2008 was $42,000. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2008 was approximately $117,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007 under the 1999 Plan. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the third quarter of 2009, the Company granted RSUs in lieu of cash compensation that vest in two tranches over a four month period. Total stock-based compensation related to RSUs was $295,000 for the third quarter of 2009. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company’s RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2008	654	$3.35
Granted	362	1.20
Vested	(197)	1.20
Forfeited	(605)	3.55

Nonvested at September 27, 2009	214	$1.13

As of September 27, 2009, the fair value of unvested RSUs, net of expected forfeitures, was approximately $148,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.3 months.

Employee Stock Purchase Plan

Under the 2009 ESPP, the Company issued 343,491 shares at a price of $0.55 per share during the nine months ended September 27, 2009. As of September 27, 2009, 2,300,000 shares under the 2009 ESPP remained available for issuance. For the three and nine months ended September 27, 2009, the Company recorded compensation expense related to the ESPP of $71,000 and $198,000, respectively.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.29%	3.56%	0.29%	3.56%
Expected volatility	126.98%	49.57%	126.98%	49.57%
Expected dividend	—	—	—	—

As of September 27, 2009, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $38,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10—Income Taxes

In the third quarter of 2009 and 2008, the Company recorded income tax expense of $7,000 and income tax benefit of $58,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits. In the first nine months of 2009 and 2008, the Company recorded an income tax benefit of $4,000 and $24,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits.

Due to the uncertainties surrounding the realization of the deferred tax assets resulting from the Company’s accumulated deficit and net tax losses in previous years, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $73,000 and $66,000 of unrecognized tax benefits at September 27, 2009 and December 28, 2008, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2009, the Company had approximately $13,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue by product line(1):
New products	$1,363	$1,422	$2,837	$6,584
Mature products	1,908	4,619	7,393	13,533
End-of-life products	61	189	565	5,879

Total revenue	$3,332	$6,230	$10,795	$25,996

(1)

For all periods presented: New products represent products introduced since 2005, and include ArcticLink, PolarPro II, PolarPro, Eclipse™ II and QuickPCI® II products. Mature products include pASIC® 3, QuickRAM®, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue by geography:
United States	$1,455	$1,955	$4,910	$9,646
Europe	650	878	2,211	4,024
Taiwan	9	1,306	20	5,282
Japan	219	703	1,034	2,261
China	782	711	1,455	2,888
Rest of North America	125	87	453	642
Rest of Asia Pacific	92	590	712	1,253

Total revenue	$3,332	$6,230	$10,795	$25,996

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Distributor “A”	25%	13%	25%	14%
Distributor “B”	15%	11%	16%	13%
Distributor “D”	13%	11%	*	*
Customer “A”	*	13%	*	17%
Customer “B”	*	28%	11%	18%
Customer “C”	12%	*	*	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	September 27, 2009	December 28, 2008
Customer “A”	* %	10%
Distributor “A”	29%	20%
Distributor “C”	15%	16%
Distributor “D”	15%	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of September 27, 2009, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 27, 2009 and December 28, 2008, the Company had $2.1 million and $4.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense for the third quarter of 2009 and 2008 was approximately $145,000 and $130,000, respectively, and rent expense for the first nine months of 2009 and 2008 was approximately $435,000 and $490,000, respectively.

Future minimum lease commitments under the Company’s operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Rest of 2009	$152
2010	429
2011	396
2012	396
2013 and thereafter	—

$1,373

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13—Litigation

Initial Public Offering Securities Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic’s initial public offering, QuickLogic and some of QuickLogic’s officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic’s initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters’ customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic’s stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92, or IPO Securities Litigation.

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

On October 5, 2009, the Court issued an opinion and order granting final approval of the settlement, plan of allocation and class certification. Under the terms of the settlement, the insurers are responsible for paying the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, have received complete dismissals from the case. Certain objectors are seeking to appeal from this order.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing, using, selling or offering to sell of products that infringe patent number 5,913,028 (the “ ‘028 Patent”) pertaining to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining Defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for Defendants’ infringement and treble damages based on Defendants’ copying and willful infringement of the ‘028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. The Company believes it has meritorious defenses and intends to defend the action vigorously.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment was to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities are included in the “Accrued Liabilities” line item in our consolidated balance sheets as of September 27, 2009 and December 28, 2008, and the remaining balance of $51,000 is expected to be paid by the end of fiscal year 2009.

Note 15—Subsequent Events

In October 2009, the Company extended a software license and maintenance agreement under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011, for a total of $300,000 over the two years period.

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

•

Computing – including Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and broadband 3G data cards, USB secure authenticated data cards; and

•	Consumer Electronics – including portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices.

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

During the third quarter of 2009, we received from our manufacturing partners the latest in our family of VEE-enabled solution platforms - ArcticLink II, VX2 and VX4. The engineering validation was completed for the VX2 platform, and the Company subsequently released engineering samples for lead customers. The VX4 is in the final stages of engineering validation and we expect to release engineering samples during the fourth quarter of 2009. The VX family embeds the second generation Visual Enhancement Engine, or VEE™, Proven System Block (PSB), which improves the user’s video viewing experience while extending system battery life by allowing reduction in the power used by a mobile device’s single biggest consumer of power, the backlight. The VX4 platform also embeds the Qualcomm developed MDDI serial interface for ease of connection with their mobile processors. The VX2 platform

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

•

Netbook/Smartbook Category: iSuppli predicts shipments of wirelessly-enabled netbooks will more than triple by 2012, rising to 36.3 million units, up from 10.3 million in 2008. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and internet experience of notebooks with the day-long battery life of multimedia and smartphones. During the third quarter, we announced the availability of a CSSP containing our Visual Enhancement Engine, or VEE, technology tailored to Intel Atom-based netbooks that enabled reduced display backlight, delivering longer battery life to the consumer. Also in the third quarte of 2009, we announced a series of new Proven System Blocks targeted at augmenting the functionality of ARM-based processors in smartbooks including an I2C master controller, a pulse width modulator (PWM), a PS2 controller, and a low-power matrix keyboard controller. These new PSBs will be used by QuickLogic to deliver CSSPs for smartbooks.

•

USB-Based Broadband Data Card: Consumer demand for USB –based broadband data cards are expected to reach nearly 40 million units in 2009, according to the market research firm ABI Research. These data cards enable consumers to connect their notebook, netbook, smartbook or PC to the cellular network as a broadband Internet connection. During the third quarter of 2009, QuickLogic announced the selection of a CSSP, based on the ArcticLink solution platform, for the Icera Espresso® 300 3G soft modem platform. Icera is a leader in software-defined wireless chipsets and is the only company to deliver software-based cellular modems for broadband data cards, USB sticks, and mobile internet devices. Icera’s first reference design uses a wafer-level chip scale, or WLCSP, version of the ArcticLink solution platform to compliment its second-generation baseband chip design. Demonstrating a breadth of functionality and price points, Icera’s next generation reference design uses a WLCSP version of the PolarPro II solution platform.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	65.6	44.6	51.8	46.2
Long-lived asset impairment	4.5	—	1.4	6.0

Gross profit	29.9	55.4	46.8	47.8
Operating expenses:
Research and development	42.0	21.7	45.2	26.1
Selling, general and administrative	75.8	42.8	73.0	42.2
Long-lived asset impairment	—	—	—	1.8
Restructuring costs	—	—	—	1.7

Loss from operations	(87.9)	(9.1)	(71.4)	(24.0)
Write-down of investment in Tower Semiconductor Ltd.	—	—	—	(1.6)
Interest expense	(0.9)	(1.0)	(0.7)	(0.8)
Interest income and other, net	(0.9)	(0.7)	(0.3)	0.4

Loss before income taxes	(89.7)	(10.8)	(72.4)	(26.0)
Provision for (benefit from) income taxes	(0.2)	0.9	—	0.1

Net loss	(89.9)%	(9.9)%	(72.4)%	(25.9)%

(1)

The third quarter of 2009 and 2008 includes $231,000 and $203,000, respectively, of costs for the write-down of inventories and related charges, which represents 7.0% and 3.3% of revenue, respectively. The first nine months of 2009 and 2008 includes $467,000 and $1.3 million, respectively, of costs for the write-down of inventories and related charges, which represents 4.0% and 5.1% of revenue, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended September 27, 2009 and September 28, 2008

Revenue

The table below sets forth the changes in revenue for the three months ended September 28, 2008 as compared to the three months ended September 27 2009 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
New products	$1,363	41%	$1,422	23%	$(59)	(4)%
Mature products	1,908	57	4,619	74	(2,711)	(59)
End-of-life products	61	2	189	3	(128)	(68)

Total revenue	$3,332	100%	$6,230	100%	$(2,898)	(47)%

For all periods presented, new products represent products introduced since 2005, and include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The decline in revenue was due to declines in both our mature and new product lines. The decline in new product revenue was caused by the expected end of life by the manufacturer of a product family of a personal navigation device, or PND, and by delays in new product production ramp-up with several major customers. The decline in mature product revenue primarily resulted from the general economic slowdown, which caused lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 4% and 28% of total revenue in the third quarters of 2009 and 2008, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing new products; especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 28, 2008 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$3,332	100%	$6,230	100%	$(2,898)	(47)%
Cost of revenue	2,186	66	2,778	45	(592)	(21)
Long-lived asset impairment	150	5	—	—	150	(100)%

Gross Profit	$996	29%	$3,452	55%	$(2,456)	(71)%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The decline in gross profit was mainly due to the decline in revenue and the long-lived asset impairment charges of $150,000 in the third quarter of 2009 as compared to the third quarter of 2008. The sale of previously reserved inventories contributed $98,000, or 2.9% of revenue, to gross profit in the third quarter of 2009 and $57,000, or 0.9% of revenue, in the third quarter of 2008.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 28, 2008 as compared to the three months ended September 27 2009 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$1,400	42%	$1,354	22%	$46	3%
SG&A expense	2,525	76	2,666	43	(141)	(5)

Total operating expenses	$3,925	118%	$4,020	65%	$(95)	(2)%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, ASSP design and software development. The decrease in R&D expenses results primarily from measures undertaken in the third quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the third quarter of 2008. The $46,000 decrease in R&D expenses in the third quarter of 2009 as compared to the third quarter of 2008 is attributable primarily to a $129,000 or 25% decrease in compensation expenses due to reduced headcount; a $94,000 or 24% decrease in expense allocations to R&D such as facilities and other corporate costs; offset by an increase of $101,000 or 142% in outside services, and $124,000 or 139% increase in stock based compensation expenses. The increase in stock based compensation expenses were due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $141,000 decrease in SG&A expenses in the third quarter of 2009 as compared to the third quarter of 2008 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $323,000 or 24% decrease in cash compensation expenses as a result of headcount reductions; a $113,000 or 17% decrease in outside services such as consulting, temporary help and legal, a $125,000 or 31% decrease in expense allocation, offset by $283,000 or 113% increase in stock based compensation expenses. The increase in stock based compensation expenses were due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, from the three months ended September 28, 2008 as compared to the three months ended September 27, 2009:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Interest expense	(31)	(59)
Interest income and other, net	(30)	(46)

	$(61)	$(105)

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.9 million in the third quarter of 2009 from $3.4 million in the third quarter of 2008. The decrease in interest income is due primarily to the drop in investment yields between the third quarter of 2008 and the third quarter of 2009.

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

Provision for (Benefit from) Income Taxes

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Income tax provision (benefit)	$7	$(58)

The income tax provision (benefit) for the third quarters of 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the third quarter of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended September 27, 2009 and September 28, 2008

Revenue

The table below sets forth the changes in revenue for the nine months ended September 28, 2008 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
New products	$2,837	26%	$6,584	25%	$(3,747)	(57)%
Mature products	7,393	68	13,533	52	(6,140)	(45)
End-of-life products	565	6	5,879	23	(5,314)	(90)

Total revenue	$10,795	100%	$25,996	100%	$(15,201)	(58)%

For all periods presented, new products represent products introduced since 2005, and include ArcticLink, PolarPro, Eclipse II and QuickPCI II products; mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software; end-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

The decline in revenue was due to declines in both our mature and new product lines. The decline in new product revenue was caused by the expected end of life of a product family of a personal navigation device, or PND, manufacturer and by delays in new product production ramp-up with several major customers. The decline in mature product revenue primarily resulted from the general economic slowdown, which caused lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 11% and 18% of total revenue in the first nine months of 2009 and 2008, respectively.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 28, 2008 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$10,795	100%	$25,996	100%	$(15,201)	(58)%
Cost of revenue	5,594	52	12,018	46	(6,424)	(53)
Long-lived asset impairment	150	2	1,545	6	(1,395)	(90)%

Gross Profit	$5,051	46%	$12,433	48%	$(7,382)	(59)%

The decline in gross profit was mainly due to the decline in revenue in the first nine months of 2009 as compared to the first nine months of 2008. The gross profit decline during the first nine months of 2009 was partially offset by the decrease in long-lived asset impairment charge in the first nine months of 2009 as compared to the first nine months of 2008; a change in product mix towards mature products which carry higher gross margins than new products; a reduction of excess and obsolescence provisions in the first nine months of 2009 as compared to the first nine months of 2008; and a change to favorable purchase price variances in the first nine months of 2009 from unfavorable purchase price variances in the first nine months of 2008. The sale of previously reserved inventories contributed $312,000, or 2.9% of revenue, to gross profit in the first nine months of 2009 and $441,000, or 1.7% of revenue, in the first nine months of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 28, 2008 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2009		September 28, 2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$4,889	45%	$6,785	26%	$(1,896)	(28)%
SG&A expense	7,877	73	10,956	42	(3,079)	(28)
Long-lived asset impairment	—	—	468	2	(468)	(100)
Restructuring costs	—	—	452	2	(452)	(100)

Total operating expenses	$12,766	118%	$18,661	72%	$(5,895)	(32)%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, ASSP design and software development. The decrease in R&D expenses results primarily from measures undertaken in the second quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the second quarter of 2008. The $1.9 million decrease in R&D expenses in the first nine months of 2009 as compared to the first nine months of 2008 is attributable primarily to a $1.3 million or 51% decrease in compensation expenses due to reduced headcount; a $705,000 or 42% decrease in expense allocations to R&D such as facilities and other corporate costs.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $3.1 million decrease in SG&A expenses in the first nine months of 2009 as compared to the first nine months of 2008 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $1.4 million or 27% decrease in cash compensation expenses as a result of headcount reductions; a $1.3 million or 45% decrease in outside services such as consulting, temporary help and legal, and a $253,000 or 18% decrease in occupancy costs including rent, utilities and insurance expenses, and a $225,000 or 32% decrease in travel and entertainment expenses.

Long-Lived Assets Impairment

In the first nine months of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses. There were no long-lived asset impairment charges in the first nine months of 2009.

Restructuring Costs

In the first nine months of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits in the first nine months of 2008; the remaining benefits of $51,000 are expected to be paid by the end of fiscal 2009. There were no additional restructuring charges incurred in the third quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, for the nine months ended September 28, 2008 as compared to the nine months ended September 27, 2009:

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Write-down of investment in Tower Semiconductor Ltd.	$—	$(417)
Interest expense	(78)	(202)
Interest income and other, net	(31)	88

	$(109)	$(531)

In the first nine months of 2008, we determined that our investment in Tower had suffered a decline in value that was determined to be “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $417,000 in the first nine months of 2008 based on the quoted market price of the stock on the last day of the reporting period. There were no write-downs of marketable securities in the first nine months of 2009.

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.9 million in the first nine months of 2009 from $3.6 million in the first nine months of 2008. The decrease in interest income is due primarily to the drop in investment yields between the first nine months of 2008 and the first nine months of 2009.

Benefit from Income Taxes

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Income tax benefit	$4	$24

The income tax benefit for the nine months of 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the nine months of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of September 27, 2009, our principal sources of liquidity consisted of our cash and cash equivalents of $13.9 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in Tower with a market value of approximately $1.2 million. As of September 27, 2009, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements. The borrowing under the Company’s line of credit is subject to maintaining a tangible net worth of at least $11 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2 to 1.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $0.7 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

facility runs until June 2010. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. We were in compliance with all loan covenants as of the end of the current reporting period. Our investment in Tower had a market value of approximately $1.2 million as of September 27, 2009. We intend to hold 450,000 of these shares, valued at $414,000 as of the end of the third quarter of 2009 in order to obtain preferred wafer pricing from Tower.

Net cash from operating activities

Net cash used for operating activities was $4.7 million in the first nine months of 2009. The cash used for operating activities resulted primarily from a net loss of $7.8 million, which included $4.2 million of non-cash charges. These non-cash charges included stock-based compensation of $1.8 million, depreciation and amortization of $1.3 million, a write-down of inventory of $467,000 and utilization of wafer credits of $278,000. In addition, changes in working capital accounts in the first nine months of 2009 accounted for used cash of $402,000 which consisted of a decrease in current assets of $309,000 partially offset by a decrease in current liabilities of $711,000 in the first nine months of 2009. The decrease in current assets resulted from a decrease in inventory of $411,000 and a decrease in prepaid expenses of $275,000. The decrease in current liabilities resulted primarily from a decrease in deferred income on shipments to distributors of $275, 000, and a decrease in accrued liabilities of $360,000.

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

Net cash from investing activities

Net cash used for investing activities for the first nine months of 2009 and 2008 was $89,000 and $541,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $300,000 during the rest of fiscal year 2009.

Net cash from financing activities

Net cash used for financing activities was $723,000 for the first nine months of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $96,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first nine months of 2009, we repaid $6.0 million of revolving debt and borrowed $6.0 million of revolving debt with a variable interest rate of 4.0%.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 27, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,373	$482	$792	$99
Wafer purchases(1)	2,144	2,144	—	—
Other purchase commitments	1,558	1,458	100	—

Total contractual cash obligations	5,075	4,084	892	99

Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	983	540	443	—

Total commercial commitments	2,983	2,540	443	—

Total contractual obligations and commercial commitments(3)	$8,058	$6,624	$1,335	$99

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.1 million include both firm purchase commitments and a portion of our forecasted wafer starts as of September 27, 2009.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of September 27, 2009.
(3)	Does not include unrecognized tax benefits of $73,000 as of September 27, 2009. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2009 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18% and 26% of total operating expenses for the first nine months of 2009 and 2008, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $230,000 in the first nine months of 2009.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2009, our disclosure controls and procedures were effective.

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

Risk Factors

Our CSSP design opportunities may not result in the revenue we expect

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, have brought multiple 3G broadband data card opportunities to revenue, and we are focused on converting additional design opportunities into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances. Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins. In addition, we expect revenue from the rest of our business to continue to decline due to the stage of our customers’ product life cycles.

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

If we fail to successfully develop, introduce and sell CSSPs and new products, or if our CSSP design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future

The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced CSSPs that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in CSSP and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers. Our gross margin and valuation of inventories may be affected by these strategies if, for instance, we generate significant revenue before we are able to reduce our costs or if an opportunity priced to gain market share becomes significant to our quarterly revenue.

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

Our business could be adversely affected by the current financial crisis

The downturn in general worldwide economic conditions may continue to cause a reduction in the consumption of the products that use our devices, cause the cancellation of or delay our customers’ introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis may continue to adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business. Additionally, our ability to access the capital markets may be severely restricted at a time when we would like, or need to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock

Due to our relatively long product delivery cycle and the inability of our customers in the rapidly evolving mobile market to confirm product requirements on a timely basis, we may have low visibility to product demand in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver product to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, record revenue, or if our available capacity is less than needed to meet customer demand, our results of operations could be harmed and our stock price could materially fluctuate.

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

The value of our investment in Tower and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, Tower’s financial health and Tower’s ability to remain in compliance with Nasdaq listing standards. As of September 27, 2009, we held 1,344,543 available for sale Tower ordinary shares. Tower’s shares from time to time have been trading below $1.00 during the past 52 weeks, if Tower does not remain in compliance with Nasdaq listing standards, or if Tower’s financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected.

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

Our approach to developing solutions for potential customers involves: (i) embedded processors developed by other companies; (ii) peripheral devices developed by other parties such as micro hard disk drives, Wi-Fi devices and Managed NAND flash memory; (iii) proprietary intellectual property such as key elements of our VEE technology; and (iv) specific industry standards such as USB 2.0 OTG, Secure Digital High Capacity, or SDHC, IDE and SDIO. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets. Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of September 27, 2009 was $156.0 million. We recorded a net loss of $9.4 million in 2008, $11.1 million in 2007, and $9.2 million in 2006, and we may not return to profitability in any future periods.

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

Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, and suppliers of ASICs

We face competition from companies that offer ASSPs such as Cypress Semiconductor and Alcor Micro Corporation. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs. Companies such as LSI Corporation supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

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

In the past, we have been and we are currently involved in litigation relating to our alleged infringement of third party patents or other intellectual property rights. This type of litigation is expensive and consumes large amounts of management time and attention. Additionally, matters that we initially consider not material to our business could become costly. In addition, if the letters we sometimes receive alleging patent infringement or other similar matters result in litigation that we lose, a court could order us to pay substantial damages and/or royalties, and prohibit us from making, using, selling or importing essential technologies. For these and other reasons, this type of litigation could materially harm our business.

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

Our Common Stock may become ineligible for listing on the Nasdaq Global Market or alternatively the NASDAQ Capital Market if it does not trade at or above $1.00, which would materially adversely affect the liquidity and price of our Common Stock

We are listed on the Nasdaq Global Market. Our continued listing is contingent on meeting specific quantitative standards, including a minimum closing bid price of $1.00. At times during the fiscal fourth quarter of 2008 and the first fiscal quarter of 2009, our Common Stock was below $1.00. In the event that our stock fails to maintain a minimum closing bid price of at least $1.00 for 30 consecutive business days, we may receive a deficiency notice from the Listing Qualifications Department of the Nasdaq Stock Market. If we receive a deficiency notice, our stock will have to achieve a minimum closing bid price of at least $1.00 for at least 10 consecutive business days within 180 calendar days, or else we may be delisted from the Nasdaq Global Market. Should we be delisted from the NASDAQ Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards, including maintaining a minimum closing bid price of $1.00, and would have to achieve that within the 180 calendar days of initial listing on the Nasdaq Capital Market.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date: November 6, 2009	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.