Form 10-K
period 2010-01-03
QUICKLOGIC CORPORATION
filed 2010-03-12
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1277 Orleans Drive

Sunnyvale, CA 94089

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 990-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 par value Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2009, the Registrant’s most recently completed second fiscal quarter, was $41,226,000 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 8, 2010, the Registrant had 35,141,862 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on or about May 4, 2010.

QUICKLOGIC CORPORATION

EXPLANATORY NOTE

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause the business and results of operations of QuickLogic Corporation (“QuickLogic,” the “Company,” “we”, “us” or “our”) to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenue or financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products, any statements regarding future economic conditions or performance, any statements relating to our projected capital expenditures, any statements of belief and any statements of assumptions underlying the foregoing.

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new features to, extend battery life in, and improve the visual experience with their mobile, prosumer (PROfessional conSUMER), consumer and enterprise products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, EclipseTM II and QuickPCI® II (all of which fall into our new product category); our mature products include pASIC® 3, QuickRAM®, Eclipse, and EclipsePlus, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS, QuickPCI and QuickFC.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic and software drivers. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves multimedia content to IP which implements commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, or Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, or Mobile Display Digital Interface, or MDDI to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device, providing software drivers required for the customer’s application, and participating with the customer on-site during integration and testing.

CSSPs, which we pioneered and introduced in the first quarter of 2007, are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Target customers value CSSPs for the ability to provide a range of products from a single platform and the flexibility to address specific product requirements or changes. Market leading original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, seek to develop product platforms from which several products, or SKUs, can be introduced. For example, Mobile Internet Device, or MID companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, LTE, Bluetooth 2.x + EDR and USB 2.0 OTG. These customers value our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Other customers value the flexibility of programmable fabric to address specific hardware-based product requirements. By providing customized solutions for these customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

iSuppli, a market research company, predicts global semiconductor revenue in 2010 will rise to $279.7 billion, up 21.5% from $230.2 billion in 2009. This will mark the first year of double-digit percentage revenue growth for the semiconductor industry since 2006. Consumer products are a strong driver for semiconductor sales, and the needs of the consumer market have a unique set of requirements. One important trend in the consumer market continues to be towards mobile, handheld devices. Not only is the market for mobile, handheld devices large, Pyramid Research predicts that the smartphone segment will capture 37 percent of the worldwide cell phone market by 2014, a leap from 16 percent in 2009. In addition, Pyramid is predicting that more than 1.8 billion smartphones will be sold over the next five years.

Other important industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

Our CSSPs, and the rest of our product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink is the foundation of our competitive advantage in providing flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In 1991, we introduced our first FPGA products based upon our ViaLink technology. Our ViaLink technology allows us to create devices smaller than our competitors’ products on comparable technology, thereby minimizing silicon area and cost. In addition, our ViaLink technology has lower electrical resistance and capacitance than other programmable technologies and therefore supports low power consumption and higher signal speed. Our architecture uses our ViaLink technology to maximize interconnects at every routing wire intersection, which allows more paths between logic cells, and between the hard-wired logic and logic cell portions of our platforms.

We offer a range of CSSPs built on our ArcticLink II VX, ArcticLink, PolarPro II and PolarPro solution platform families. Our PolarPro programmable architecture built on our low power Eclipse II architecture to provide lower power consumption and a cost effective platform for pure digital applications. During 2008, we introduced the latest addition to the PolarPro solution platform family, called PolarPro II. The PolarPro II solution platform augments the PolarPro family by providing a platform that increases our logic capacity for building CSSPs, and at the same time, further reduces our standby power consumption, reduces our package size, and reduces our manufacturing costs. CSSPs developed using our PolarPro II and PolarPro solution platforms implement PSBs and custom logic in programmable fabric. During 2009, our engineering teams developed multiple CSSPs using the PolarPro II platform for the 3G USB modem segment that entered into production during the fourth quarter of 2009.

We started shipping CSSPs based on our ArcticLink solution platform in 2007, and announced a new ArcticLink II VX solution platform in 2008. During 2009, we announced sampling status for some members of the ArcticLink II VX solution platforms, ArcticLink and ArcticLink II VX solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward high-speed serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate customer products, add features and reduce system development costs. For example, smartphone companies may plan to introduce products offering mobile TV, WiMAX, HSxPA, LTE, Bluetooth 2.x + EDR and USB 2.0 OTG. These manufacturers value our solution platforms, since the programmable fabric can be used to implement various combinations of these features into a range of their products from a single platform design.

Our CSSPs provide:

•	Complete Flexible Solutions – we partner with customers to bring their differentiated products to market quickly and to adapt these products to meet quickly changing market conditions;

•

Reduced Design Expense and Risk – we provide PSBs addressing a range of video, network, storage, intelligent processing and custom logic requirements, along with software drivers, thereby reducing the time and cost of product development;

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

•	Small Form Factor – we manufacture single chip solutions in packages as small as 3.5x3.25 millimeters, wafer level, chip scale packaging, or WLCSP, and known good die configurations; and

•

Platform Design Capability – we partner with customers to develop a range of solutions from a single silicon based platform, enabling these manufacturers to bring several products to market quickly and cost effectively through the use of our programmable fabric.

We are marketing CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include:

•	Cellular – including multimedia and smartphones;

•

Computing – including Mobile Internet Devices, or MIDs, Smartbooks, Netbooks, Tablets, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and 3G USB modems, and USB secure authenticated data cards; and

•	Consumer Electronics – including E-books, portable media players, or PMPs, personal navigation devices, or PNDs, and wireless storage devices.

Examples of how existing and potential customers benefit from CSSPs are:

•

3G USB Modems – our solutions provide the lowest power interface between a cellular modem and a laptop card slot or USB connector, as well as high performance data transfers between the laptop and the internal memory in the data card;

•	Smartbooks, Netbooks, and E-Books – to augment the viewing experience improvement with VEE, in 2009 we announced a new PSB, the Display Power Optimizer, or DPO, that offers substantial battery life savings by actively controlling the display backlight brightness. This is particularly important for consumer products that have large displays that can consume roughly 50% of the entire power budget;

•

Multimedia Phones – we have been marketing our recently announced Visual Enhancement Engine, or VEE™, a PSB built upon an IP core we licensed, to enable improved user experience when viewing video and Mobile TV, still images, and high resolution graphics. VEE dramatically improves the perceived color, and contrast ratio – even under high ambient light conditions such as bright sunlight;

•

Smartphones – in addition to the benefits outlined for Multimedia Phones, we have several PSBs targeted at enabling additional, smart connectivity such as BlueTooth 2.x EDR and USB 2.0 OTG, and more power and cost-efficient methods of connecting application processors and cellular baseband devices inside Smartphones;

•

Portable Media Players – our solutions allow a processor to access and efficiently control a micro hard disk drive, as well as enhancing the consumers viewing experience of the multimedia content with the VEE PSB;

•

Handheld POS Terminals – our solutions enable high speed connectivity to Wi-Fi and BlueTooth chipsets, storage connectivity, as well as aggregation of multiple Secure Access Modules, or SAMs to the application processor; and

•

Personal Navigation Devices – our solutions allow the incorporation of the latest storage technology, managed NAND flash memory, and access to the latest high capacity SD cards and SDIO based peripherals.

Our new products are also being designed into applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. For instance, we licensed elements of VEE from Apical Limited, a U.K. company that sells enhanced video image capability. We also work with mobile processor manufacturers, and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. A good example of this collaboration is the relationship we announced in 2009 with Icera Semiconductor, a fabless semiconductor company that develops soft modem technology for 3G mobile phones and data services.

Our headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK”. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are also available on the SEC’s website at www.sec.gov.

Information regarding our corporate governance guidelines, code of conduct and ethics guidelines and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available free of charge on our website noted above.

Product Technology

Our product technology consists of four major elements.

First, our patented ViaLink metal-to-metal programmable technology is the foundation of our competitive advantage in providing flexible, energy efficient devices and solutions that deliver high performance, high reliability, intellectual property security and instant-on features that our customers value. Unlike other programmable technologies, ViaLink uses metallurgical changes in amorphous silicon to complete connections. In particular, an unprogrammed ViaLink uses amorphous silicon to separate two conductors. When mixed with a metal such as tungsten or titanium, amorphous silicon can be turned into a silicide, which is a good conductor providing very low resistance in a ‘closed’ ViaLink. During programming, we use an electrical current to create the silicide and selectively ‘close’ the desired ViaLink connections. Along with the advantages of low leakage and low resistance, this metallurgical change is permanent with ‘instant-on’ characteristics that are not susceptible to ‘single event upsets’ or ‘brownout’ conditions. Also, the fact that the silicide is low resistance means that only a small amount is required and, as a result, our ViaLink connections are very small, which translates into reduced silicon area, low parasitic capacitance and excellent routability, all of which contribute to high performance at low power and low cost relative to SRAM and flash based FPGA technologies. We developed our proprietary programmable logic architecture to take advantage of the unique strengths of the ViaLink technology.

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

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Video PSBs – such as the VEE, DPO or LCD controller interfaces;

•	Network PSBs – such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs – such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs – such as encryption, unique ID for digital rights management, or DRM, and general purpose interfaces.

Lastly, our CSSPs are complete solutions that we develop for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies—one of our PolarPro II, PolarPro, ArcticLink II or ArcticLink solution platforms, PSBs, which are proven logic IP cores, custom logic and software drivers. We then work with these customers to integrate and test CSSPs in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers’ engineering organization.

Industry Background

Consumer Electronic, or CE products are a strong growth market for semiconductor sales, and the needs of this market bring a unique set of requirements. One important trend in this market is toward mobile, handheld devices with wireless capability. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as Internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Many of these product requirements were driven from the launch and widely publicized success of the Apple iPhone. Furthermore, while there continues to be additional deployments in the network operator infrastructure that supports the bandwidth required for the aforementioned use cases, there are demographical and geographical nuances for specific product features that share this infrastructure. These nuances put a burden on the designers and manufactures of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which the consumer taste for these features changes exacerbates the development challenges and risk in launching successful products to the marketplace.

Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that these trends toward mobile, handheld products which have a PC-like user experience, small form factor and maximize battery life will also be evident in the computing, industrial, medical and military markets. One such example is the trend of Notebook and Laptop makers to come out with the new, smaller form factor Smartbooks, Netbooks, and Tablets.

These industry trends are shifting the demand among different classes of core silicon. The three main classes of core silicon are:

•

Application Specific Standard Products, or ASSPs – ASSPs, other than processors, are fixed function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions and the functionality of these devices is fixed prior to wafer fabrication;

•

Programmable Logic Devices, or PLDs – PLDs are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of this category which are typically used to implement complex system functions; and

•

Application Specific Integrated Circuits, or ASICs – ASICs are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

ASSPs are offered broadly to the market, so it is challenging for a system designer to create differentiated products from these devices alone. Furthermore, in many situations the available ASSPs may not directly implement the desired function, which then requires the system designer to use a combination of ASSPs to achieve the desired result at the expense of increased cost, product size and power consumption. Additionally, as standards evolve or new standards are developed, ASSPs may not be available to implement desired functions.

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

The consumer market, especially the mobile device market, is not well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life cycles and short development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, OEMs and ODMs, may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of FPGAs is incompatible with their design goals. Thus, the average mobile system designer is effectively limited to ASSPs and small PLDs, which creates a virtually level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs –with their long development cycles, long lead times and high non-recurring development costs – are only used in very high volume mainstream consumer products.

Aside from the consumer market, however, the traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability or intellectual property security is important. These markets are expected to remain flat, as compared with the predicted growth in our CSSP business in the consumer market.

QuickLogic’s Solutions

We market CSSPs to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II VX, ArcticLink, PolarPro II or PolarPro solution platforms, packaging, PSBs, custom logic, software drivers, and our architecture consulting. We partner with target customers’ in our focus markets to architect and design CSSPs, and integrate and test them in our customers’ products. A CSSP is based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer’s perspective, a CSSPs function is known and complete, and can consequently be designed into systems with a minimum amount of effort and risk. One of the features of our ViaLink technology is that it is non-volatile, which means that we can program a CSSP in our factory, and then ship it fully configured to a customer. To that customer, our solution looks exactly like a custom ASSP. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Furthermore, because we are involved with our customers at the definition stage of their product, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs. In some cases, we develop the PSBs and software ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market CSSPs to customers in trouble mode, where they have an immediate need to address, and to customers in growth mode, where CSSPs are used as a platform to develop differentiated mobile products. For example, a 3G USB modem customer in trouble mode needed an immediate change to their system design. This customer was trying to quickly respond to a significant change in the end market requirements for data cards by integrating additional flash memory using an interface that was not included in the main modem chipset. We developed a CSSP using the ArcticLink solution platform that enabled this manufacturer to integrate this new flash memory. The flexible features of our programmable fabric allowed us to develop a complete solution using standard product silicon and allowed our customer to increase their served available market for their devices.

Once this first CSSP was developed, OEMs adopting the CSSP requested changes to the functionality – changes we were able to address in a matter of weeks. During 2009, four unique CSSPs were developed for the 3G USB modem market – something that would be cost and time prohibitive using the ASIC model.

In a growth mode example, a potential smartphone customer selected a PolarPro CSSP, so that they could integrate additional wireless technology into their product, without having to change their base platform. By augmenting their existing platform and processor, they were able to leverage all of their existing developments, software, and architecture expertise while still addressing emerging requirements for multiple wireless radios in a single smartphone.

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

Our ViaLink technology is inherently the lowest power programmable technology used to design programmable logic. As a result, we have focused our product and marketing efforts on the mobile device market, where battery life is critical. The fact that we use our programmable technology to customize these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer’s requirements. Once we have developed PSBs, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as UARTs, keyboard scanning functions, and SPI ports, which minimizes system size and cost. We are able to develop these CSSPs from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. Finally, by using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far quicker than other custom silicon alternatives.

FPGAs which are based on SRAM or flash technology are not well suited to implementing CSSPs for the mobile device market. These conventional programmable logic architectures consume more power, especially in standby mode, which makes them unsuitable for battery powered devices. They may also require a separate configuration memory, which increases the total size and cost of the solution. Finally, SRAM based programmable logic is not ‘instant-on’, which significantly complicates system design, increases power consumption and typically results in increased development time, risk and cost.

By using CSSPs, PSBs, in-depth architecture knowledge, and ViaLink as core technologies, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our System Solutions Group, or SSG, is our internal group that provides system architecture and design services to create CSSPs for our customers. When a mobile system designer requires a high value, complex solution that is unlike any of the CSSPs that we already offer, it can engage with our SSG to develop a platform or solution that meets its specific needs. For instance, we engaged with a 3G USB modem semiconductor company to create CSSPs that allow for the intelligent transfer of data, which improves the data transfer rate, virtually eliminates the CPU cycles associated with data transfer, and augments the functionality of the semiconductor company’s silicon. In this product, the mobile system designer at our partner is the primary source of application knowledge and we provide the complex logic and low power design knowledge. From the customer’s perspective, this is very different from the ASIC model since we develop their CSSP on our existing solution platform, which is a standard product with programmable logic, and does not have the high NRE, tooling expense or inventory and development risk associated with ASIC wafer fabrication. In effect, we produce an energy and cost-efficient custom solution with significantly reduced development and debug time, risk and cost.

The QuickLogic Strategy

Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe that our patented, proprietary ViaLink technology allows us to deliver customizable, programmable solutions with the lowest power consumption and highest IP security, while meeting system performance and BOM cost requirements. We believe our CSSPs, consisting of our system-level architecture consulting, silicon solution platform, proven and custom system blocks and software drivers, enable OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions on design platforms from which a range of products can be introduced.

Extend Technology Leadership

We introduced CSSPs in the first quarter of 2007. We intend to extend our technology leadership by expanding our CSSP capability through the development of additional PSBs with innovative or new functionality, the introduction of new solution platforms, and the introduction of smaller form factor packaging technology.

Our CSSPs are based on combinations of our ArcticLink II VX, ArcticLink, PolarPro II and PolarPro solution platforms, and PSBs. Our design strategy is to combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic in a given die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate products, add features and reduce system development costs. Market leading companies seek to develop product platforms from which several products can be introduced. This combination of mixed signal physical layer, hard-wired logic and programmable fabric enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements.

In March 2009, we announced our ArcticLink II VX4 solution platform, as a follow-on platform to the existing ArcticLink II VX variants, the VX2 and VX3. The VX2 solution platform includes VEE and DPO with programmable fabric, tailored for applications that use a typical RGB type display and a mobile processor with an RGB output to a display. By supporting display resolutions up to WXGA (1366x768), the VX2 can be used in mobile devices such as Smartbooks to extend battery life and enhance visual experience. The VX4 solution platform includes all of the features of VX2, as well as a MDDI client PSB that allows for direct connection to Qualcomm mobile processors and an RGB output to mobile displays.

In 2009, we brought to market a new Wafer Level Chip Scale Package (WLCSP) for the PolarPro II solution platform. Addressing the needs of the mobile space to optimize the I/O per square millimeter of PCB material, this new WLCSP technology eliminates the area overhead of conventional BGA packaging and it is done with a standard die by fabricating an additional metal redistribution layer to re-route the I/O lines from the perimeter bonding pads to an array of balls. It then “bumps” (adds solder balls to) the array, making it ready for OEMs and ODMs to use in conventional surface-mount fabrication processes. The PolarPro II solution platform has been used by our System Solution Group (SSG) as the platform for delivering multiple CSSPs to the 3G USB modem market, providing required functionality in a very small 3.5x3.25mm footprint. The ArcticLink solution platform was initially launched in June 2007, and combines a mixed signal USB physical layer, USB 2.0 OTG and SD/SDIO/CE-ATA in hard wired logic with ViaLink programmable fabric. We continue to develop additional CSSPs from our ArcticLink solution platform, pointing to the inherent value of the programmable fabric in our solution platforms. In July 2009, we announced a CSSP developed in conjunction with Icera Semiconductor for their Espresso 300 3G USB modem reference design. The on-board programmable fabric enables us to address these new CSSP designs without needing to create a new platform.

We began to see revenue from CSSPs using our PolarPro II platforms in 2009 – particularly in the 3G USB modem segment. Our PolarPro and PolarPro II families of solution platforms are low-power, cost effective programmable platforms that we combine with PSBs, custom logic and software drivers to provide pure digital CSSPs to our customers. Our PolarPro II and PolarPro solution platforms are energy efficient and were designed with an architecture that meets the interconnect and system logic requirements of power sensitive and portable applications. We expect CSSPs that do not require any of the high speed serial, mixed signal PHYs, or VEE technology will be architected using the PolarPro II solution platform continuing through 2010.

We also plan to extend our technology leadership by adding high value PSBs for mobile device designs. Our strategy is to bring to market these PSBs and the related software drivers. Several announcements highlight our trend toward value added IP. In March 2008, we announced the VEE, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color and effective contrast ratio while extending battery life. We licensed elements of this IP from Apical Limited, who has been providing video enhancement intellectual property for the digital camera and flat panel display markets.

In 2009 we announced several PSBs, including:

•	Mobile Display Digital Interface (MDDI) controller with PHY for directly coupling our VEE technology to Qualcomm mobile processors and displays;

•	Display Power Optimizer (DPO) for actively modulating the display backlight in mobile systems to extend battery life, and

•

A suite of SuperIO functions including an I2C master for controller sensors, a Pulse Width Modulator (PWM) for controlling LEDs and display backlights, a PS2 interface for controlling mice and touchpads, and a keyboard matrix controller.

We also develop intelligent data processing PSBs and the associated software drivers. Intelligent data processing is the movement of data between peripherals without significant involvement from the application processor. We expect to continue bringing to market additional PSBs in this category of PSBs.

Small form factor is a significant consideration for mobile system designers and we address form factor in three primary ways.

•

First, our device is a single chip solution. We are often able to reduce the number of chips in a design BOM by integrating these functions into a CSSP, which saves PCB space and reduces the cost of component interconnect on the board.

•

Second, we have invested in advanced package technology, enabling form factors as small as 5x5 millimeters and reduced pin count, which saves space and reduces the cost of interconnect on the PCB. We have also developed less than 2.5x2.25 millimeter wafer level chip scale packaging, which enables lower cost small form factor devices. The programmable nature of our devices allows flexibility in the pin location of chip functions and we work with customers to ensure these are routed cost effectively on their printed circuit board.

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

Market Leading Customers

As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified and will continue to identify the customers we want to serve with CSSPs. We are currently in different stages of engagement with a number of these customers. We believe CSSPs, which are customer specific solutions with standard product economics, are resonating with our target customers. These customers value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to expand our partner activities with top tier customers to define new silicon solution platforms and PSBs.

Cost Effective Products

We have changed our new product definition and manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable fabric. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, PCB layout, simplified PCB interconnect and reduced signal noise. Hard-wired logic is very cost effective and energy efficient and we typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic for these reasons. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer’s printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

Strategic Relationships

We partner with intellectual property suppliers, market leaders and key suppliers to expand our served market and speed our time-to-market.

•

Partnering with Intellectual Property Suppliers. A key element of our strategy is to provide a range of high value PSBs to our customers, from new features such as enhanced video processing to interconnect system blocks that are essential to mobile device applications. We seek to license intellectual property that increases the value we bring to differentiated mobile products or that speeds our time-to-market with CSSPs. In March 2008, we announced VEE, an innovative PSB developed for mobile applications that enables a better user experience through video processing technology that sharpens color, contrast and resolution while extending battery life. We licensed key portions of this IP from Apical Limited, which has been providing video enhancement intellectual property for the digital camera and flat panel display markets. For our solution platforms with high speed serial or PHY technology, we will continue to license IP from companies that have experience in developing these blocks so that we can reduce our risk and accelerate the time it takes to bring these to market.

•

Partnering with Leading Component Suppliers. We are developing relationships with top tier suppliers of embedded processors, companies that support the trends toward mobile TV and streaming video, and suppliers of storage components such as micro hard disk drives or flash memory. The lowest power consumption, small form factor and high intellectual property security of our solution platforms are compelling for other component suppliers, who can use our solutions in reference designs or application notes to expand their served markets. In February 2009, we announced that we worked with Icera Inc. on a CSSP design for the 3G USB modem market, and in July 2009, we announced that the same CSSP was being launched on an Icera Inc. reference design. We expect to engage in relationships with other application and mobile processor and component suppliers during 2010. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing program that includes joint account calls, promotional activities and/or engineering collaboration, such as reference designs.

•

Partnering with our Key Suppliers. As a part of our product strategy, we have formed strategic relationships with Amkor Technology, Inc., Mentor Graphics Corporation, Micron Technology Inc., TowerJazz Semiconductor Ltd. (formerly known as Tower Semiconductor Ltd.), or TowerJazz, Taiwan Semiconductor Manufacturing Company, or TSMC, Unisem (M) Berhard and other companies to expand the range of technology that we embed in our products. These alliances are an essential element of our product strategy and a source of competitive strength going forward. By leveraging the expertise of our partners in programmable logic EDA synthesis tools, intellectual property development, wafer fabrication, package engineering and assembly, we can devote our efforts to the development of targeted, well-defined products and solutions.

Create Innovative, Industry Leading System Architecture and Design Services

We provide system architecture, design services and development tools to our customers.

•

Providing Architecture and Design Services. These services extend our CSSP customers’ technical capabilities and shorten their time-to-market by utilizing our experts in system design, programmable logic design, software drivers and embedded systems as part of their design team. We refer to this team as the System Solution Group (SSG).

•

Developing “Beyond the Silicon” Products. These value added services for military, industrial and other system manufacturers include power-aware tools that enable customers to minimize power consumption during the early stages of application design; predefined system functions delivered as IP cores; software drivers; reference designs; unique intellectual property optimized for use in QuickLogic’s programmable devices; and technical support.

Customers and Markets

A significant portion of our revenue comes from sales to customers located outside of the United States, distributors and key customers. Our largest customer (Honeywell International Inc.) represented 10% of revenue in 2009. Please see Note 12 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

In the past, there has not been a predictable seasonal pattern to our business. However, we may experience seasonal patterns in the future due to global economic conditions, the overall volatility of the semiconductor industry, and the inherent seasonality of the mobile and consumer markets.

Sales and Technical Support

We sell our products through a network of sales managers, independent sales representatives and point-of-sale distributors in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, we have a regional sales operation in Texas. We also have international sales operations in the United Kingdom, China, Japan, Taiwan and South Korea. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Distributors may also create demand for our devices and solutions, generally focusing on customers who are not directly served by our sales managers. Currently, we have two distributors in North America and a network of 15 distributors throughout Europe and Asia to support our international business. Our distributors work with our regional sales managers in identifying new opportunities for our devices and solutions and providing technical support, along with other value added services.

Backlog

We do not believe that backlog as of any particular date is indicative of future results. A majority of our quarterly shipments are typically booked during the quarter. Our sales are made primarily pursuant to standard purchase orders issued by OEM customers and distributors.

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (1) suppliers of ASSPs such as Cypress Semiconductor; (2) suppliers of mobile and/or application processors, such as Texas Instruments Inc.; and 3) suppliers of ASICs, such as eASIC and NEC. Our existing competitors for FPGAs include: (1) suppliers of CPLDs, such as Lattice Semiconductor and Altera; (2) suppliers of FPGAs, particularly Altera, Xilinx and Actel; and (3) and the ASSP competitors noted above. Xilinx and Altera currently dominate the programmable logic market and have substantially greater revenue, market presence and financial resources than Actel, Lattice or us. Xilinx currently dominates the FPGA segment of the market while Altera currently dominates the CPLD segment of the market. ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as result of our ViaLink technology and how we intelligently architect our PSBs, and are suitable for OEMs or ODMs offering mobile differentiated products. As we introduce additional solutions, we will also face competition from standard product manufacturers who are already servicing or who may decide to enter the markets addressed by our solutions. In addition, we expect significant competition in the future from major domestic and international semiconductor suppliers and from suppliers of products based on new or emerging technologies.

Research and Development

Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce devices and CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. In the second quarter of 2008, we established a plan to outsource certain development functions that were previously performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model was implemented by the second quarter of 2008, and we sampled the first platform based on this new model in 2009, the ArcticLink II VX2 solution platform.

As of the end of 2009, our research and development staff consisted of 25 employees located in Canada, India and California.

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

•

Our ASSP design engineering group architects and specifies the solution platforms with the mixture of hard-wired logic and programmable fabric. This group then works with third-party design service companies that QuickLogic contracts for device development. By outsourcing device development, QuickLogic has moved to a variable cost model, enabling us to reduce overall R&D spending, while handling several device developments concurrently.

•

Our software group develops the design libraries, interface routines and place and route software that allow our system solution group, or SSG and our FPGA customers to use third party design environments to develop designs that are incorporated into our programmable devices.

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

We currently outsource our wafer manufacturing, primarily to TSMC and TowerJazz. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. We purchase products from TSMC, on a purchase order basis.

TowerJazz manufactures our new products, and will manufacture new products currently under development, using a six-layer metal, 0.18 micron CMOS process incorporating our ViaLink technology. We have invested $21.3 million in TowerJazz as part of TowerJazz’s efforts to build and equip their wafer fabrication facility. Our investment guarantees us a portion of their available wafer fabrication capacity at competitive pricing. Our TowerJazz agreement provides for guaranteed capacity availability through at least 2010.

Outsourcing of wafer manufacturing enables us to take advantage of these suppliers’ high volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard.

Product Revenue Transition

Our business is in transition, besides the condition of the global economy and competition in semiconductor market, there are two other factors affecting our future growth: expected increased revenue if our CSSP strategy is successful, which we announced in the first quarter of 2007, and an expected decline in revenue from end-of-life products. CSSP revenue is included in our new product revenue. New products contributed revenue of $2.0 million, or 48% of total revenue, in the fourth quarter of 2009. One customer, purchasing CSSPs in Asia for use in datacard products, accounted for 11% of total revenue in the fourth quarter of 2009. We believe CSSPs will result in significant new product growth and total revenue, but we cannot assure investors when this will occur.

We also expect a decline in revenue from our end-of-life products. We announced the end-of-life of certain products for two primary reasons: (1) certain suppliers decided not to renew their agreements to supply us with wafers. For instance, the supplier of wafers for our pASIC 1 and pASIC 2 devices, which were released to production from 1991 through 1997, decided not to renew our supply agreement, and future sales of these devices are limited to inventories on hand; and (2) we decided to end-of-life QuickMIPS and QuickPCI devices so that we could focus our engineering resources on new products. End-of-life products revenue was insignificant in the fourth quarter of 2009.

In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs utilizing our ArcticLink II, ArcticLink, and PolarPro II, and PolarPro solution platforms, and the development and marketing of additional new products and solutions.

Employees

As of January 3, 2010, we had a total of 84 employees worldwide. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

Our future success and competitive position depend upon our ability to obtain and maintain the proprietary technology used in our principal products. We hold 100 U.S. patents and have five pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of nine patents and have a total of three patent applications pending. Our issued patents expire between 2010 and 2027. We have ten trademarks registered with the U.S. Patent and Trademark Office.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 8, 2010:

Name	Age	Position
E. Thomas Hart	68	Chairman of the Board and Chief Executive Officer
Andrew J. Pease	59	President
Ajith Dasari	39	Vice President, Worldwide Engineering
Frank G. Ellis	51	Vice President, Worldwide Sales
Brian Faith	35	Vice President, Worldwide Marketing
Ralph S. Marimon	52	Vice President, Finance and Chief Financial Officer
Catriona Meney	48	Vice President, Human Resources and Development
Timothy Saxe	54	Senior Vice President, Engineering and Chief Technology Officer
Michael J. Callahan	74	Director
Michael R. Farese	63	Director
Arturo Krueger	70	Director
Christine Russell	60	Director
Gary H. Tauss	55	Director

E. Thomas Hart has served as our Chairman of the Board since April 2001 and Chief Executive Officer since June 1994. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor Corporation, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology-based management consulting firm. Prior experience includes senior level management responsibilities in semiconductor operations, engineering, sales and marketing with several companies including Motorola, Inc., an electronics provider, and National Semiconductor. Mr. Hart holds a B.S.E.E. degree from the University of Washington.

Andrew J. Pease joined QuickLogic in November 2006 and has served as our President since March 30, 2009. Prior to March 2009, Mr. Pease served as our Vice President of Worldwide Sales from November 2006. From July 2003 to June 2006, Mr. Pease was Senior Vice President of Worldwide Sales of Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity, Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds a B.S. degree from the United States Naval Academy and an M.S. in computer science from the Naval Postgraduate School in Monterey, California.

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

Frank G. Ellis joined QuickLogic in May 2009 as Vice President of Worldwide Sales. From 2007 to 2009, Mr. Ellis was in charge of Sales in North America at Alereon, Inc., a Wireless USB startup. Prior to joining Alereon, Mr. Ellis was VP of Worldwide Sales at Quellan, Inc. Prior experience includes positions in VP of Worldwide Sales, Product Manager and Business Development at Bandspeed, Inc., Trinity Technologies, Inc. and RF Micro Devices. Mr. Ellis holds a B.S.E.E.T. degree in Engineering Technology from the Milwaukee School of Engineering.

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

Ralph S. Marimon has served as our Vice President, Finance and Chief Financial Officer since November 2008. Prior to joining the Company, Mr. Marimon served as Vice President, Finance and Operations, and Chief Financial Officer of Anchor Bay Technologies, Inc., a fabless semiconductor company that designs and produces advanced video processing chips from 2006. From 2005 to 2006, Mr. Marimon was Vice President of Finance and Administration and Chief Financial Officer of Tymphany Corporation, a provider of innovative audio transducers. Prior to that, Mr. Marimon was Vice President of Finance and Chief Financial Officer of Scientific Technologies, Inc., a provider of automation safeguarding products, from 2004 until 2005. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to joining Com21 Corporation, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions. Mr. Marimon holds a Masters of Management degree in finance and accounting from Northwestern University and a BA degree in economics from the University of California, Los Angeles.

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

Information regarding the backgrounds of our directors is set forth under the caption “Proposal One, Election of Directors” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our CSSP design opportunities may not result in the revenue we expect

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, have brought multiple 3G broadband data card opportunities to revenue, and we are focused on converting additional design opportunities in all of our target markets into revenue. Revenue contributions from new mobile products will be important over the next two to four quarters in order to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances. Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins.

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

We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability while offsetting expected declines in other parts of our business. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature and end-of-life products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. If our mature product revenue were to decline more quickly than expected, it could have a significant effect on our results of operations and cash flows. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

If (i) we are unable to design, produce and sell new CSSPs that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; (ii) market demand for our CSSPs and other products fails to materialize; (iii) we are unable to obtain adequate fabrication capacity on a timely basis; (iv) we are unable to develop CSSPs or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our devices, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially affected, we may be required to write-off related inventories and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

Our business could be adversely affected by the current financial crisis

The slowness of the recovery from the 2009 downturn in general worldwide economic conditions may continue to cause a reduction in the consumption of the products that use our devices, cause the cancellation of or delay our customers’ introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis may continue to adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectability of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business. Additionally, our ability to access the capital markets may be severely restricted at a time when we would like, or need to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.

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

Our future results depend on our relationship with TowerJazz

We have invested approximately $21.3 million in TowerJazz. In return for our investment, we received equity, prepaid wafer credits, favorable wafer pricing and committed production capacity in TowerJazz’s foundry facility. We believe that TowerJazz’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where TowerJazz’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, TowerJazz’s financial condition, or other factors may adversely impact TowerJazz’s business prospects and may discourage future investments in TowerJazz from outside sources. If TowerJazz is unable to obtain adequate financing and increase production output in a timely manner, the value of our investment in TowerJazz may possibly become worthless, our wafer credit from TowerJazz may decline in value or possibly become worthless, and we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business. In addition, TowerJazz is the primary manufacturer of our new products.

The value of our investment in TowerJazz and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, TowerJazz’s financial health and TowerJazz’s ability to remain in compliance with Nasdaq listing standards. As of January 3, 2010, we held 1,344,543 available for sale TowerJazz ordinary shares. TowerJazz’s shares from time to time have been trading below $1.00 during the past 52 weeks, if TowerJazz does not remain in compliance with Nasdaq listing standards, or if TowerJazz’s financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected.

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

In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, between 2001 and 2002 we invested $21.3 million in equity and prepaid wafer credits to obtain guaranteed wafer fabrication capacity at TowerJazz Semiconductor until at least December 2010 at favorable prices. If we are unable to renew our Foundry Agreement with TowerJazz, we may experience higher prices for fabrication at TowerJazz as well as longer product lead times. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

We record a majority of our inventory transactions based on information from our subcontractors. If we do not receive prompt and accurate information from our suppliers, we could be unable to meet our delivery commitments to customers or commit to manufacturing inventories that are not required to meet customer delivery commitments, which could materially harm our business.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner

We spend significant time and money designing and developing silicon solution platforms such as ArcticLink and PolarPro and PSBs, such as our VEE, USB, IDE and DPO, or emerging technologies, such as low power programmable logic, advanced process technology or small form factor packaging. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

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

Our approach to developing solutions for potential customers involves developing CSSPs for and aligning our roadmap with application processor and flash memory vendors. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integrate our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets. Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of January 3, 2010 was $157.8 million. We recorded a net loss of $9.8 million in 2009, $9.4 million in 2008 and $11.1 million in 2007, and we may not return to profitability in any future periods.

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

Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, and suppliers of ASICs

We face competition from companies that offer ASSPs such as Cypress Semiconductor and Alcor Micro Corporation. While it is difficult to provide a unique solution through the use of ASSPs, they generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs and/or a widely accepted feature of our CSSPs could be integrated into a competitor’s ASSP. Companies such as NEC supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

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

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors’ facilities or our suppliers’ facilities, our business could be seriously harmed.

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

If we do not maintain compliance with the listing requirement of the Nasdaq Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders

We are listed on the Nasdaq Global Market and our securities could be delisted in the future if we do not continue to meet the specific quantitative standards of the Nasdaq Global Market. Should we be delisted from the Nasdaq Global Market, we may be eligible for listing on the Nasdaq Capital Market, subject to meeting specific quantitative standards. If our Common Stock becomes ineligible for listing on either the Nasdaq Global Market or the Nasdaq Capital Market, and is thereafter traded only on the over-the-counter market, our stockholders’ abilities to purchase and sell our Common Stock could be less orderly and efficient and more costly. Furthermore, a delisting of our Common Stock could have a materially adverse impact on our business operations by damaging our general business reputation, impairing our ability to obtain additional capital, reducing the incentives that equity ownership is intended to provide to our employees, and causing a loss of confidence by investors, suppliers and employees. As a result of the negative impact on the liquidity of our Common Stock and on our business, a delisting would also likely decrease the market price of our Common Stock and increase the volatility of our stock price.

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

As of December 2009, we have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We performed the system and process evaluation and testing required in an effort to comply with the management certification of Section 404. While we believe that our internal control procedures are adequate and we intend to continue to fully comply with the requirements relating to internal control and all other aspects of Section 404, our controls necessary for continued compliance with the Sarbanes-Oxley Act may not operate effectively at all times and may result in a material control disclosure. The identification of a material weakness in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate consolidated financial statements. Furthermore, we cannot be certain as to the outcome of future evaluations, testing and remediation actions or the impact of the same on our operations. If we are not able to remain in compliance with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2012. We have subleased approximately 8,000 square feet of this facility through December 2012. Our research and development facility in Toronto, Canada, consisting of approximately 2,059 square feet, is leased through February 2013. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2013. We also lease office space in Hong Kong, China; Taipei, Taiwan; and London, England. We believe that our existing facilities are adequate for our current needs.

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

On October 5, 2009, the Court issued an opinion and order granting final approval of the settlement, plan of allocation and class certification. Under the terms of the settlement, the insurers are responsible for paying the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, have received complete dismissals from the case. Certain objectors have appealed the Court’s final order to the Second Circuit Court of Appeals. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing, using, selling or offering to sell of products that infringe patent number 5,913,028 (the “ ‘028 Patent”) pertaining to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants’ infringement and treble damages based on defendants’ copying and willful infringement of the ‘028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. On December 18, 2009, the Company answered the Amended Complaint and filed counterclaims. Plaintiff answered the Company’s counterclaims on January 8, 2010. The Company believes it has meritorious defenses and intends to defend the action vigorously.

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

ITEM 4.	RESERVED

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending January 3, 2010:
First Quarter (through March 29, 2009)	$1.67	$0.57
Second Quarter (through June 28, 2009)	$1.85	$1.25
Third Quarter (through September 27, 2009)	$1.64	$1.10
Fourth Quarter (through January 3, 2010)	$3.24	$1.46

Fiscal Year Ending December 28, 2008:
First Quarter (through March 30, 2008)	$3.41	$2.55
Second Quarter (through June 29, 2008)	$3.13	$1.69
Third Quarter (through September 28, 2008)	$1.75	$1.02
Fourth Quarter (through December 28, 2008)	$1.11	$0.51

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $2.70 per share on March 8, 2010. As of March 8, 2010, there were 35,141,862 shares of common stock outstanding that were held of record by 243 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Shelf Registration

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent’s fees and other offering expenses of $0.8 million. Under the shelf registration statement, the Company has the ability to raise up to an additional $23.7 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2004 to December 31, 2009 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2004 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2009.

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

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2009	2008	2007	2006(1)	2005
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$15,074	$31,910	$34,417	$34,924	$48,259
Cost of revenue	7,715	14,941	19,410	17,739	18,124
Long-lived asset impairment(2)	150	1,545	—	—	—

Gross profit	7,209	15,424	15,007	17,185	30,135
Operating expenses:
Research and development	6,203	8,185	9,517	9,303	9,648
Selling, general and administrative	10,617	14,049	17,163	18,062	16,855
Long-lived asset impairment(2)	—	468	—	—	—
Restructuring costs(4)	59	502	—	—	—

Income (loss) from operations	(9,670)	(7,780)	(11,673)	(10,180)	3,632
Write-down of investment in TowerJazz Semiconductor Ltd.(3)	—	(1,398)	—	—	(1,466)
Interest expense	(93)	(225)	(280)	(329)	(189)
Interest income and other, net	(54)	(6)	894	1,366	542

Income (loss) before income taxes	(9,817)	(9,409)	(11,059)	(9,143)	2,519
Provision for (benefit from) income taxes	(63)	(54)	75	71	169

Net income (loss)	$(9,754)	$(9,355)	$(11,134)	$(9,214)	$2,350

Net income (loss) per share:
Basic	$(0.32)	$(0.32)	$(0.38)	$(0.32)	$0.09

Diluted	$(0.32)	$(0.32)	$(0.38)	$(0.32)	$0.08

Weighted average shares:
Basic	30,739	29,653	29,041	28,485	26,954

Diluted	30,739	29,653	29,041	28,485	28,039

	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,195	$19,376	$20,868	$24,621	$28,283
Working capital	18,097	17,407	22,279	28,699	34,043
Total assets	27,601	28,426	41,424	50,235	54,996
Long-term obligations, excluding current portion	264	—	2,527	1,618	2,571
Total stockholders’ equity	21,259	21,862	29,018	37,368	42,237

(1)	The Company adopted the provisions to record stock-based compensation beginning fiscal year 2006. See Notes 2 and 11 in Part II, Item 8 of this Form 10-K.

(2)

Long-lived asset impairment in 2009 consisted of a $150,000 non-cash charge relating to the write-down of the carrying value of the TowerJazz prepaid wafer credit. Long-lived asset impairment of $2.0 million in 2008 consisted of non-cash charges relating to the write-down of the carrying value of (i) the TowerJazz prepaid wafer credit of about $1.3 million; (ii) the equipment used in the production of a particular silicon device of $199,000 and (iii) unutilized EDA licenses of $468,000.

(3)

Write-down of marketable securities consisted of non-cash charges of $1.4 million and $1.5 million in 2008 and 2005, respectively, for the write-down of our equity investment in TowerJazz Semiconductor Ltd. to fair value.

(4)	Restructuring costs of $59,000 and $502,000 in 2009 and 2008, respectively, consisted of additional severance benefits relating to the restructuring costs recorded in the second quarter of 2008.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (3) the effects of the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our research and development efforts, (8) our partners and suppliers and (9) industry trends.

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue, (ii) the commercial and technical success of our CSSPs and new products such as ArcticLink®, ArcticLink II, PolarPro®, and PolarPro II and our successful introduction of products and CSSPs incorporating emerging technologies or standards, (iii) the adverse affects of the current financial crisis, (iv) the liquidity required to support our future operating and capital requirements, (v) our ability to accurately estimate quarterly revenue, (vi) our dependence on our relationship with TowerJazz, and (vii) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve visual experience with their mobile, prosumer (derived from the term “professional consumer”), consumer and enterprise products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, EclipseTM II and QuickPCI® II (all of which fall into our new product category); our mature products include pASIC® 3, QuickRAM®, Eclipse, and

EclipsePlus, as well as royalty revenue, programming hardware and design software; our end-of-life product family includes pASIC 1, pASIC 2, V3, QuickMIPS, QuickPCI and QuickFC.

We are marketing CSSPs to OEMs and ODMs that are offering differentiated mobile products. The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products.

Our target mobile markets include:

•	Cellular – including multimedia and smartphones;

•

Computing – including Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Tablets, Ultra Mobile PCs, or UMPCs, industrial personal digital assistants, or PDAs, handheld point-of-sales, or POS, terminals and 3G USB modems, USB secure authenticated data cards; and

•	Consumer Electronics – including E-Books, portable media players, or PMPs, personal navigation devices, or PNDs, and wireless hard disk drives or wireless storage devices.

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

During the third quarter of 2009, we received from our manufacturing partners the latest in our family of VEE-enabled solution platforms – ArcticLink II VX2 and VX4. The engineering validation was completed for the VX2 platform, and the Company subsequently released engineering samples for lead customers. The VX4 is in the final stages of engineering validation and we expect to release engineering samples during the first quarter of 2010. CSSPs delivered from the VX2 and VX4 solution platforms will specifically address the power consumption and battery life issues associated with the market trend for larger, higher resolution displays in mobile products. iSuppli, a market research company, predicts global semiconductor revenue in 2010 will rise to $279.7 billion, up 21.5% from $230.2 billion in 2009. This will mark the first year of double-digit percentage revenue growth for the semiconductor industry since 2006. Moreover, consumer products are a strong driver for semiconductor sales. Moreover, the needs of the consumer market have a unique set of requirements. One important trend in the consumer market continues to be towards mobile, handheld devices.

Trends in the rapidly growing sub-segments of the consumer market in which we participate include:

•

Mobile, Handheld Devices: Pyramid Research predicts that the smartphone segment will capture 37 percent of the worldwide cell phone market by 2014, a leap from 16 percent in 2009. In fact, Pyramid is predicting more than 1.8 billion smartphones will be sold over the next five years. In fact, the Smartphone segment is predicted to be one of the higher growth segments during the current economic downturn.

•

Netbook/Smartbook/Tablet Category: The Information Network, a research analyst company, predicts shipments of the combined netbook and smartbook category will more than quadruple by 2012, rising to 96 million units, up from 23.5 million in 2009. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and internet experience of notebooks with the day-long battery life of multimedia and smartphones. During the third quarter of 2009, we announced the availability of a CSSP containing our Visual Enhancement Engine, or VEE, technology tailored to Intel Atom-based netbooks that enabled reduced display backlight, delivering longer battery life to the consumer. Also in the third quarter of 2009, we announced a series of new PSBs targeted at augmenting the functionality of ARM-based processors in smartbooks including an I2C master controller, a pulse width modulator (PWM), a PS2 controller, and a low-power matrix keyboard controller. These new PSBs will be used by QuickLogic to deliver CSSPs for Smartbooks and Tablets. VEE specifically addresses the power consumption issues associated with the large displays used in the high growth Smartbook and Tablet segments.

•

USB-Based 3G Modem: Consumer demand for USB –based 3G modems (data cards) are expected to reach nearly 67 million units in 2010, according to the market research firm ABI Research. These data cards enable consumers to connect their notebook, netbook, smartbook or PC to the cellular network as a broadband Internet connection. A market trend in USB-Based 3G modems is for operators to allow consumers to plug microSD memory cards into the modem. To help Icera Semiconductor quickly address this industry trend, QuickLogic developed multiple CSSPs that enable either microSD or High Speed USB, or both for adopters of Icera’s 3G USB modem reference designs. Underlying industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives, and while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products which have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military. We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. Besides the global economic condition and competition in the semiconductor market, there are two other factors affecting our future growth: the rate at which we can increase revenue through the success of our CSSP strategy and an expected decline in revenue from end-of-life products. CSSP revenue is included in our new product revenue. In 2009, our CSSP revenue contributed roughly 63% of the total new product revenue. We believe that continued execution of our CSSP strategy will result in significant new product and total revenue growth.

As a cash conservation measure while our new CSSP production wins ramp, we implemented a salary reduction plan for the second half of 2009. As a result, except for our CEO who took a 20% reduction, all executives and most of our other employees took a 10% reduction in cash based compensation. In lieu of cash based compensation, participating employees received grants of restricted stock units in July 2009 representing 10%, and in the case of our CEO, 20%, of each employee’s salary for the remainder of the year. In connection with the Company’s cash conservation program, each of our directors received a grant of fully vested RSUs in lieu of cash compensation equal to 20% of his/her base compensation payable for each of the third and fourth quarters of fiscal year 2009.

During the second quarter of 2008, we implemented a new operating model to spur the transition from being a FPGA to a CSSP supplier. We have reduced and refocused our internal fixed design budget to leverage and manage the vast external design resources available in the world today as variable costs. Leveraging this model has allowed us to respond to a broader array of opportunities, shortened our time to solution, lowered aggregate engineering costs and provided us with the flexibility necessary to better manage operating costs.

We expect our business growth to be driven by CSSPs, and our CSSP revenue growth needs to be strong enough to achieve profitability while we continue to invest in the development, sales and marketing of our new silicon solution platforms, PSBs, and CSSPs. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature and end-of-life products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, accounting for income taxes, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements.

Revenue Recognition

We supply standard products which must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties. Once programmed, our parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of both programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred.

Prior to the first quarter of 2009, our agreements with distributors allowed for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories. During the fourth quarter of 2008 and the first quarter of 2009, we renegotiated our agreements with our distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits, or SSD, have been eliminated and parts held by the distributor may be returned for quality reasons only under our standard warranty policy. Revenue was recognized upon the shipment of programmed and unprogrammed parts to distributors throughout most of 2009.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for fiscal years 2009, 2008 and 2007.

Valuation of Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. We routinely evaluate quantities and values of our inventories in light of current market conditions and market trends and record reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of our customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down.

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

Valuation of Investments

At January 3, 2010, we held 1,344,543 available-for-sale TowerJazz ordinary shares valued at approximately $1.3 million, of which approximately $868,000 was recorded as a short-term investment. Our investment is marked to market on our balance sheet at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the available-for-sale shares changes during a reporting period, we increase or decrease the value of the shares and record a corresponding accumulated other comprehensive income (loss) in the equity section of the balance sheets. If the market value of the shares were to decline below the carrying value and if the decline is determined to be “other than temporary,” we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares.

The TowerJazz shares which we purchased in 2001 and 2002 were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be “other than temporary” by $15.1 million between 2001 and 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value. In 2009, we marked to market and recorded an unrealized gain of $1.1 million in 2009 based on the quoted market price of the stock on the last day of the reporting period. After this revaluation of our investment in TowerJazz, the carrying value of the TowerJazz ordinary shares was $0.97 per share as of the end of 2009.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of the amended authoritative guidance and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant require judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSA and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 11 of our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $55.4 million as of the end of 2009. We have also recorded a valuation allowance of $55.3 million as of the end of 2009 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2010 for federal and state purposes.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2009	2008	2007
Statement of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	51.2	46.8	56.4
Long-lived asset impairment	1.0	4.8	—

Gross profit	47.8	48.4	43.6
Operating expenses:
Research and development	41.2	25.7	27.7
Selling, general and administrative	70.4	44.1	49.9
Long-lived asset impairment	—	1.5	—
Restructuring costs	0.4	1.6	—

Loss from operations	(64.2)	(24.5)	(34.0)
Write-down of investment in TowerJazz Semiconductor Ltd.	—	(4.4)	—
Interest expense	(0.6)	(0.7)	(0.8)
Interest income and other (expense), net	(0.4)	—	2.6

Loss before income taxes	(65.2)	(29.6)	(32.2)
Provision for (benefit from) income taxes	(0.4)	(0.3)	0.2

Net loss	(64.8)%	(29.3)%	(32.4)%

	Fiscal Years
	2009	2008	2007
Revenue by product family(1) (in thousands):
New products	$4,877	$8,108	$6,347
Mature products	9,565	17,115	16,585
End-of-life products	632	6,687	11,485

Total revenue	$15,074	$31,910	$34,417

(1)

New products include ArcticLink, PolarPro, Eclipse II and QuickPCI II products. Mature products include pASIC 3, QuickRAM, Eclipse, QuickDSP and QuickFC products, as well as royalty revenue, programming hardware and design software. End-of-life products include pASIC 1, pASIC 2, V3, QuickMIPS and QuickPCI products.

Comparison of Fiscal Years 2009 and 2008

Revenue. The table below sets forth the changes in revenue for the fiscal year 2009 as compared to the fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years				Year-Over-Year Change
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues
New products	$4,877	32%	$8,108	25%	$(3,231)	(40)%
Mature products	9,565	63	17,115	54	(7,550)	(44)
End-of-life products	632	5	6,687	21	(6,055)	(91)

Total revenue	$15,074	100%	$31,910	100%	$(16,836)	(53)%

The decline in revenue was due to declines in both our new and mature product lines. The decline in new product revenue was caused by the expected end of life by a personal navigation device, or PND, customer and by delays in new product production ramp-up with several major customers. The decline in mature product revenue primarily resulted from the general economic slowdown, which caused lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 10% and 17% of total revenue in the fiscal years of 2009 and 2008, respectively.

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

Gross Profit. The table below sets forth the changes in gross profit for the fiscal year 2009 as compared to the fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years				Year-Over-Year Change
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenue	$15,074	100%	$31,910	100%	$(16,836)	(53)%
Cost of revenue	7,715	52	14,941	47	(7,226)	(48)
Long-lived asset impairment	150	1	1,545	5	(1,395)	(90)

Gross Profit	$7,209	47%	$15,424	48%	$(8,215)	(53)%

The decline in gross profit was mainly due to the decline in revenue in 2009 as compared to 2008. The gross profit decline during 2009 was partially offset by the decrease in long-lived asset impairment charge in 2009 as compared to 2008; a change in product mix towards mature products which carry higher gross margins than new products; a reduction of excess and obsolescence provisions in 2009 as compared to 2008; and a change to favorable purchase price variances in 2009 from unfavorable purchase price variances in 2008. The sale of previously reserved inventories reduced our cost of revenue by $399,000 and $611,000 in 2009 and 2008, respectively. The utilization of TowerJazz prepaid wafer credit increased our cost of revenue by $157,000 and $206,000 in 2009 and 2008, respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for the fiscal year 2009 as compared to the fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years				Year-Over-Year Change
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues
R&D expense	$6,203	41%	$8,185	26%	$(1,982)	(24)%
SG&A expense	10,617	70	14,049	44	(3,432)	(24)
Long-lived asset impairment	—	—	468	1	(468)	(100)
Restructuring costs	59	—	502	2	(443)	(88)

Total operating expenses	$16,879	111%	$23,204	73%	$(6,325)	(27)%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $6.2 million and $8.2 million in 2009 and 2008, respectively, which represented 41.2% and 25.7% of revenue for those periods. The decrease in R&D expenses results primarily from measures undertaken in the third quarter of 2008 to change certain development activities to an on-demand, outsourced model from an in-house, fixed cost model. As a result of this decision, our research and development staffing in Toronto, Canada was reduced during the third quarter of 2008. The $2.0 million decrease in R&D expenses in 2009 as compared to 2008 is attributable primarily to a $1.3 million or 43% decrease in compensation expenses due to reduced headcount; a $708,000 or 35% decrease in expense allocations to R&D such as facilities and other corporate costs, a $173,000 or 25% decrease in depreciation; offset by an increase of $131,000 or 11% in outside services. The increase in stock based compensation expense was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. Selling, general and administrative, or SG&A, expense was $10.6 million and $14.0 million in 2009 and 2008, respectively, which represented 70.4% and 44.1% of revenue for those periods. The $3.4 million decrease in SG&A expenses in 2009 as compared to 2008 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $1.6 million or 24% decrease in cash compensation expenses as a result of headcount reductions; a $1.5 million or 40% decrease in outside services such as consulting, temporary help and legal, a $259,000 or 28% decrease in travel and entertainment expenses, and a $248,000 or 14% decrease in occupancy costs including rent, utilities and insurance expenses. The increase in stock based compensation expense was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Long-Lived Assets Impairment. During 2009, we wrote down the carrying value of TowerJazz prepaid wafer credit by $150,000. In the second quarter of 2008, we recorded a $468,000 long-lived asset impairment charge to operating expenses as a result of our decision to outsource design implementation activity, which resulted in unutilized EDA software licenses.

Restructuring Costs. In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits in the second quarter of 2008. In the fourth quarter of 2008 and the fourth quarter of 2009, we recorded additional charges of $50,000 and $59,000 respectively, related to severance benefits paid to terminated employees. The remaining benefits of $113,000 are expected to be paid by the end of first quarter of fiscal 2010.

Interest and Other Income (Expense), net. The table below sets forth the changes in Interest and Other Income (Expense), net, for 2009 as compared to 2008:

	Fiscal Years
	2009	2008
	(in thousands)
Write-down of investment in TowerJazz Semiconductor Ltd.	$—	$(1,398)
Interest expense	(93)	(225)
Interest income and other, net	(54)	(6)

	$(147)	$(1,629)

In 2008, we determined that our investment in TowerJazz had suffered a decline in value that was “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $1.4 million in 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the TowerJazz ordinary shares was $0.13 per share as of the end of 2008. There were no write-downs of marketable securities in 2009.

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.6 million in 2009 from $3.9 million in 2008. The decrease in interest income is due primarily to the drop in investment yields between 2008 and 2009.

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

Provision for (Benefit from) Income Taxes. The table below sets forth the changes in Provision for (Benefit from) Income Taxes for 2009 as compared to 2008:

	Fiscal Years
	2009	2008
	(in thousands)
Income tax provision (benefit)	$(63)	$(54)

The income tax benefits for 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

As of the end of 2009, we had net operating loss carryforwards for federal and state tax purposes of approximately $100.5 million and $40.4 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2010 for federal and state purposes.

Stock-Based Compensation. For 2009 and 2008, stock-based compensation totaled $2.4 million and $2.3 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2009	2008
Cost of revenue	$280	$267
Research and development	576	517
Selling, general and administrative	1,528	1,557

Total costs and expenses	$2,384	$2,341

In 2009 and 2008, we granted RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs was $490,000 and $570,000 in 2009 and 2008, respectively. We issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations.

The amount of stock-based compensation included in inventories at the end of 2009, 2008 and 2007 was not material and there was no tax effect on the financial statements for all periods presented.

Comparison of Fiscal Years 2008 and 2007

Revenue. Our revenue for 2008 was $31.9 million, representing a decline of approximately $2.5 million, or 7%, from revenue of $34.4 million in 2007. The decline in revenue was primarily due to a decrease in demand for end of life products which declined $4.8 million as compared to 2007. This decline was offset by the increase in revenue for our mature products and new products. Revenue for mature products increased by $530,000 primarily due to higher customer demand for our pASIC 3 products. New product revenue also increased by $1.8 million, primarily due to the higher customer demand for our PolarPro and ArcticLink products. This increase was partially offset by the lower demand for Eclipse II products.

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

Gross Profit. Gross profit was $15.4 million and $15.0 million in 2008 and 2007, respectively, which was 48.4% and 43.6% of revenue for those periods. The $417,000 increase in gross profit in 2008 was primarily due to decreased inventory related charges of $1.9 million for excess quantities and lower of cost or market, which was partially offset by the $1.5 million impairment charge for long lived assets in 2008. The sale of previously reserved inventories reduced our cost of revenue by $611,000 and $1.3 million in 2008 and 2007, respectively. The utilization of TowerJazz prepaid wafer credit increased our cost of revenue by $206,000 in 2008 and $560,000 in 2007.

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

Restructuring Costs. In the second quarter of 2008, we reduced our worldwide headcount by approximately 30% in order to: lower fixed cost; enable a lower break-even revenue level and optimal profitability scaling with revenue growth; provide greater headroom for discretionary costs, resulting in the agility to pursue new product market opportunities; conserve cash by reducing operating expenses; and enable a quicker return to profitability. In connection with this decision, we recorded a $452,000 restructuring charge for employee severance benefits in the second quarter of 2008; these benefits were paid by the end of fiscal 2009. In the fourth quarter of 2008, we recorded an additional $50,000 charge related to severance benefits paid to terminated employees.

Write-down of Marketable Securities. In 2008, we determined that our investment in TowerJazz had suffered a decline in value that was “other than temporary.” This determination included factors such as market value and the period of time that the market value has been below the carrying value. Accordingly, we recorded a write-down of $1.4 million in 2008 based on the quoted market price of the stock on the last day of the reporting period. As a result of this write-down, the carrying value of the TowerJazz ordinary shares was $0.13 per share as of the end of 2008.

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

Provision for (Benefit from) Income Taxes. We recorded a benefit from income taxes of $54,000 in 2008 and a provision for income taxes of $75,000 in 2007. The benefit from income taxes in 2008 is due primarily to a domestic tax benefit from refundable research and development tax credits net of income taxes on foreign operations. The provision for income taxes in 2007 consists primarily of income taxes on foreign operations. Our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related tax benefits. We will continue to assess the realizability of deferred tax assets in future periods. Effective January 1, 2007, we adopted Accounting for Uncertain Tax Positions. We did not recognize a material additional liability for unrecognized income tax benefits as a result of the implementation of Accounting for Uncertain Tax Positions.

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

Stock-Based Compensation. For 2008 and 2007, stock-based compensation totaled $2.3 million and $1.7 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2008	2007
Cost of revenue	$267	$229
Research and development	517	376
Selling, general and administrative	1,557	1,099

Total costs and expenses	$2,341	$1,704

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

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of January 3, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $18.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in TowerJazz with a market value of approximately $1.3 million. As of January 3, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements. The borrowing under the Company’s line of credit is subject to maintaining a tangible net worth of at least $11 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2 to 1.

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent’s fees and other offering expenses of $0.8 million. Under the shelf registration statement, the Company has the ability to raise up to an additional $23.7 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $0.5 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt facility runs until June 2010. Upon each advance, the Company can elect a variable interest rate, which is the greater of six percent or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. We were in compliance with all loan covenants as of the end of the current reporting period. Our investment in TowerJazz had a market value of approximately $1.3 million as of January 3, 2010. We intend to hold 450,000 of these shares, valued at $437,000 as of the end of 2009 in order to obtain preferred wafer pricing from TowerJazz.

Net Cash from Operating Activities

In 2009, net cash used for operating activities was $5.7 million and resulted from a net loss of $9.8 million, which included $5.3 million of non-cash charges. These non-cash charges included write-downs of inventories in the amount of $418,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.8 million, stock-based compensation of $2.4 million, long-lived asset impairment of $150,000, and a utilization of TowerJazz prepaid wafer credits of $443,000. In addition, changes in working capital accounts used cash of $1.2 million as a result of a decrease in deferred income and royalty revenue of $274,000, increased inventories of $637,000, a decrease in accrued liabilities of $437,000 and an increase in accounts receivable of $711,000. These cash uses were partially offset by a decrease in other assets of $413,000 and an increase in accounts payable of $456,000 due to the timing of expenditures and purchase of inventories at the end of 2009.

In 2008, net cash provided by operating activities was $1.1 million and resulted from a net loss of $9.4 million, which included $10.0 million of non-cash charges. These non-cash charges included write-downs of inventories in the amount of $1.6 million to reflect excess quantities, depreciation and amortization of our long-lived assets of $2.2 million, stock-based compensation of $2.3 million, long-lived asset impairment of $2.0 million, write-down of marketable securities of $1.4 million and a decrease in TowerJazz prepaid wafer credits of $360,000. In addition, changes in working capital accounts provided cash of $431,000 as a result of a decrease in deferred income and royalty revenue of $665,000, decreased inventories of $2.3 million, a decrease in accrued liabilities of $691,000 and a decrease in accounts payable of $2.1 million due to the timing of expenditures and purchase of inventories at the end of 2008. These cash uses were partially offset by a decrease in other assets of $829,000 and accounts receivable of $844,000.

In 2007, net cash used for operating activities was $2.7 million and resulted from a net loss of $11.1 million, which included $10.0 million of non-cash charges. These non-cash charges included write-downs of inventories, primarily for excess quantities, in the amount of $3.9 million, depreciation and amortization of our long-lived assets of $2.9 million, stock-based compensation of $1.7 million and a decrease in TowerJazz prepaid wafer credits of $1.1 million. In addition, changes in working capital accounts used cash of $1.6 million as a result of a decrease in deferred income and royalty revenue of $1.2 million, increased inventories of $647,000 due to the purchase of new product wafers for future orders at potentially high volume customers, a decrease in accrued liabilities of $234,000 and a decrease in accounts payable of $233,000 due to the timing of expenditures and purchase of inventories at the end of 2007. These cash uses were partially offset by a decrease in other assets of $753,000.

Net Cash from Investing Activities

In 2009, 2008 and 2007, net cash used for investing activities was $124,000, $530,000 and $2.2 million, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $493,000 during fiscal year 2010.

Net Cash from Financing Activities

In 2009, net cash provided by financing activities was $4.6 million, resulting from payments of $9.0 million under the terms of our debt and capital lease obligations, partially offset by $8.0 million in proceeds from the revolving line of credit and $5.6 million of proceeds related to the issuance of common shares under the Private Stock Offering and to employees under the equity plans.

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

We require substantial cash to fund our business, particularly to finance our operations, to acquire property and equipment, the repayment of debt and for working capital requirements. Our future liquidity will depend on many factors such as these, as well as our level of revenue and gross profit, especially in the current economic environment, market acceptance of our existing and new products, the decline in revenue under end-of-life programs, wafer purchase commitments, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, the quality of our products, sales and marketing efforts, the capital preservation and liquidity of our investment portfolio, our ability to obtain debt financing and to remain in compliance with the terms of our credit facilities, our ability to raise funds from the sale of TowerJazz shares and shares of our capital stock, the exercise of employee stock options and participation in our employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. However, we believe that our existing cash resources will be sufficient to fund operations, capital expenditures, and provide adequate working capital for at least the next twelve months. As our liquidity is affected by many factors as mentioned above and as discussed in our “Risk Factors” section, there can be no assurance that we will not seek additional capital during the next twelve months or that such capital will be available on terms acceptable to us. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:

Operating leases	$1,515	$514	$961	$40
Wafer purchases(1)	2,759	2,759	—	—
Other purchase commitments	1,541	1,441	100	—

Total contractual cash obligations	5,815	4,714	1,061	40

Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	513	249	264	—

Total commercial commitments	2,513	2,249	264	—

Total contractual obligations and commercial commitments(3)	$8,328	$6,963	$1,325	$40

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.8 million include both firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2009.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of the end of 2009.

(3)	Does not include unrecognized tax benefits of $(70,000) as of the end of 2009. See Note 8.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of our devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders or under our agreement with TowerJazz. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by these suppliers’ ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial conditions.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2009 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18%, 24% and 25% of total operating expenses in 2009, 2008 and 2007, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $310,000 in 2009.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz Semiconductor Ltd., or TowerJazz. TowerJazz’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the TowerJazz shares due to an “other than temporary” decline in their market value by $15.1 million between 2001 and 2008. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. In 2009, we marked to market and recorded an unrealized gain of $1.1 million in 2009 based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $0.97 per share as of the end of 2009.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California

March 12, 2010

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2009	2008	2007
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$15,074	$31,910	$34,417
Cost of revenue	7,715	14,941	19,410
Long-lived asset impairment	150	1,545	—

Gross profit	7,209	15,424	15,007
Operating expenses:
Research and development	6,203	8,185	9,517
Selling, general and administrative	10,617	14,049	17,163
Long-lived asset impairment	—	468	—
Restructuring costs	59	502	—

Loss from operations	(9,670)	(7,780)	(11,673)
Write-down of investment in TowerJazz Semiconductor Ltd.	—	(1,398)	—
Interest expense	(93)	(225)	(280)
Interest income and other (expense), net	(54)	(6)	894

Loss before income taxes	(9,817)	(9,409)	(11,059)
Provision for (benefit from) income taxes	(63)	(54)	75

Net loss	$(9,754)	$(9,355)	$(11,134)

Net loss per share:
Basic	$(0.32)	$(0.32)	$(0.38)

Diluted	$(0.32)	$(0.32)	$(0.38)

Weighted average shares:
Basic	30,739	29,653	29,041

Diluted	30,739	29,653	29,041

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	January 3, 2010	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,195	$19,376
Short-term investment in TowerJazz Semiconductor Ltd.	868	116
Accounts receivable, net of allowances for doubtful accounts of $10	2,457	1,746
Inventories	2,119	1,900
Other current assets	536	833

Total current assets	24,175	23,971
Property and equipment, net	2,693	3,493
Investment in TowerJazz Semiconductor Ltd.	437	59
Other assets	296	903

TOTAL ASSETS	$27,601	$28,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,721	1,992
Accrued liabilities	1,108	1,537
Deferred income on shipments to distributors	—	282
Current portion of capital lease obligations	249	753

Total current liabilities	6,078	6,564

Long-term liabilities:
Capital lease obligations, less current portion	264	—

Total liabilities	6,342	6,564

Commitments and contingencies (see Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 35,042 and 29,909 shares issued and outstanding, respectively	35	30
Additional paid-in capital	177,862	169,846
Accumulated other comprehensive income	1,130	—
Accumulated deficit	(157,768)	(148,014)

Total stockholders’ equity	21,259	21,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,601	$28,426

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	28,680	$29	$164,138	$726	$(127,525)	$37,368
Common stock issued under stock plans and employee stock purchase plans	710	—	1,456	—	—	1,456
Unrealized gain on available-for-sale securities	—	—	—	(376)	—	(376)
Stock-based compensation	—	—	1,704	—	—	1,704
Net loss	—	—	—	—	(11,134)	(11,134)

Balance at December 30, 2007	29,390	29	167,298	350	(138,659)	29,018
Common stock issued under stock plans and employee stock purchase plans	519	1	207	—	—	208
Unrealized gain on available-for-sale securities	—	—	—	(350)	—	(350)
Stock-based compensation	—	—	2,341	—	—	2,341
Net loss	—	—	—	—	(9,355)	(9,355)

Balance at December 28, 2008	29,909	30	169,846	—	(148,014)	21,862
Common stock issued under stock plans and employee stock purchase plans	827	1	166	—	—	167
Common stock issued under
Private Stock Offering, net of issuance costs and warrants	4,306	4	3,431	—	—	3,435
Issuance of common stock warrants	—	—	2,035	—	—	2,035
Unrealized gain on available-for-sale securities	—	—	—	1,130	—	1,130
Stock-based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(9,754)	(9,754)

Balance at January 3, 2010	35,042	$35	$177,862	$1,130	$(157,768)	$21,259

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(9,754)	$(9,355)	$(11,134)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,750	2,214	2,946
Loss on disposal of property and equipment	—	—	(95)
Stock-based compensation	2,384	2,341	1,704
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	443	360	1,083
Write-down of inventories	418	1,598	3,941
Write-down of marketable securities	—	1,398	—
Long-lived asset impairment	150	2,013	—
Write-off of equipment	111	57	168
Bad debt expense	—	44	235
Changes in assets and liabilities:
Accounts receivable	(711)	844	(30)
Inventories	(637)	2,272	(647)
Other assets	413	829	753
Trade payables	456	(2,158)	(233)
Accrued liabilities	(437)	(691)	(234)
Deferred income and royalty revenue	(274)	(665)	(1,165)

Net cash provided by (used for) operating activities	(5,688)	1,101	(2,708)

Cash flows from investing activities:
Capital expenditures for property and equipment	(124)	(530)	(2,290)
Proceeds from sale of equipment	—	—	95

Net cash used for investing activities	(124)	(530)	(2,195)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(9,006)	(4,271)	(2,378)
Proceeds from debt obligations	8,000	2,000	2,072
Proceeds from issuance of common stock	6,411	208	1,456
Placement agent fees and other issuance costs	(774)	—	—

Net cash used for financing activities	4,631	(2,063)	1,150

Net decrease in cash and cash equivalents	(1,181)	(1,492)	(3,753)
Cash and cash equivalents at beginning of period	19,376	20,868	24,621

Cash and cash equivalents at end of period	$18,195	$19,376	$20,868

Supplemental disclosures of cash flow information:
Interest paid	$90	$235	$288

Income taxes paid	$—	$—	$175

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$513	$—	$1,420

Purchase of equipment included in accounts payable	$273	$—	$—

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Years
	2009	2008	2007
Net loss	$(9,754)	$(9,355)	$(11,134)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	1,130	(350)	(376)

Total comprehensive loss	$(8,624)	$(9,705)	$(11,510)

The accompanying notes form an integral part of these Consolidated Financial Statements.

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

QuickLogic Corporation’s fiscal year ends on the Sunday closest to December 31. The fiscal years 2009, 2008 and 2007 ended on January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operation or cash flows for any of the periods presented.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of January 3, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $18.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, which expires June 30, 2010, and our investment in TowerJazz with a fair value of approximately $1.3 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the current global economic crisis, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz Semiconductor Ltd., or TowerJazz, and equity in the Company, the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Concentration of Risk

The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 for information regarding concentrations associated with accounts receivable. The Company’s investment in TowerJazz is subject to equity risk. See Note 4 for information regarding the Company’s investment in TowerJazz Semiconductor Ltd.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments purchased with a remaining maturity of ninety days or less are considered cash equivalents. The Company’s investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company’s investment portfolio consists of money market funds, which are precluded from investing in auction rate securities. These funds invest in U.S. government obligations and repurchase agreements secured by U.S. Treasury obligations and U.S. government agency obligations. The fair value of this portfolio is based on market prices for securities with active secondary and resale markets.

Fair Value

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings or equity. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. The Company adopted the authoritative guidance with respect to the Company’s non-financial assets and liabilities on December 29, 2008, and the adoption did not have an effect on its consolidated financial statements. See Note 7.

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 18%,

24% and 25% of total operating expenses in 2009, 2008 and 2007, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally one to seven years. Amortization of leasehold improvements and capital leases is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, generally one to seven years.

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

During 2009, the Company wrote-off equipment with a net book value of $111,000, and reduced the carrying value of the TowerJazz prepaid wafer credit by $150,000.

During 2008, the Company wrote-off equipment with a net book value of $57,000. The Company wrote down the carrying value of (i) the TowerJazz prepaid wafer credit by about $1.3 million; (ii) equipment used in the production of a particular silicon device by $199,000 and (iii) unutilized EDA licenses by $468,000.

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

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

Revenue is recognized upon shipment of programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred. A significant portion of the Company’s sales is made through distributors.

During the fourth quarter of 2008 and the first quarter of 2009, the Company renegotiated its agreements with its distributors. Under the new agreements, post shipment price adjustments such as SSDs have been eliminated and parts held by distributors may only be returned for quality reasons under the Company’s standard warranty policy. Revenue is recognized upon shipment of both programmed and unprogrammed parts to distributors if persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and risk of loss has been transferred. As of the end of 2009, all of the Company’s distributors had signed the new agreements.

Software revenue from sales of design tools is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, no significant Company obligations with regard to implementation or integration remain, the fee is fixed or determinable and collection is reasonably assured. Software revenue amounted to less than one percent of the Company’s revenue for fiscal years 2009, 2008 and 2007.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of the amended authoritative guidance, and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of the Company’s common stock on the date of grant, equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Performance based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 11.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $55.4 million as of the end of 2009. We have also recorded a valuation allowance of $55.3 million as of the end of 2009 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2010 for federal and state purposes.

Concentration of Credit and Equity Risk and Suppliers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 for information regarding concentrations associated with accounts receivable. The Company’s investment in TowerJazz is subject to equity risk. See Note 4 for information regarding the Company’s investment in TowerJazz.

The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of its devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of the Company’s devices. The Company generally purchases these single or limited source services through standard purchase orders or under its agreement with TowerJazz. Because the Company relies on independent subcontractors to perform these services, it cannot directly control its product delivery schedules, costs or quality levels. The Company’s future success also depends on the financial viability of its independent subcontractors.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) includes unrealized holding gains or (losses) related to the TowerJazz ordinary shares. See Note 4.

New Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial conditions.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

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

	Fiscal Years
	2009			2008			2007
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic	$(9,754)	30,739	$(0.32)	$(9,355)	29,653	$(0.32)	$(11,134)	29,041	$(0.38)
Effect of stock options and other awards	—	—	—	—	—	—	—	—	—

Diluted	$(9,754)	30,739	$(0.32)	$(9,355)	29,653	$(0.32)	$(11,134)	29,041	$(0.38)

For 2009, 2008 and 2007, 8.6 million shares, 8.1 million shares and 8.7 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

NOTE 4—INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

On December 12, 2000, the Company entered into several agreements with TowerJazz, as amended, under which the Company agreed to make a strategic investment in TowerJazz of up to $25 million as part of TowerJazz’s plan to build and equip a new wafer fabrication facility. During 2001 and 2002, the Company paid a total of $21.3 million to TowerJazz to fulfill its investment requirements under the agreement. In partial consideration for the investment, the Company received 1,757,368 TowerJazz ordinary shares with an original cost of $16.6 million. Due to write-downs in prior periods as a result of “other than temporary” declines in fair value, the carrying value of the Company’s TowerJazz ordinary shares is $0.13 per share. The Company sold approximately 413,000 of the TowerJazz ordinary shares in fiscal 2003.

During 2008 the Company wrote down the value of its investment in TowerJazz shares by $1.4 million due to an “other than temporary” decline in market value, resulting in a carrying value of $0.13 per share for the period ended December 28, 2008. This determination included factors such as market value and the period of time that the market had been below the carrying value of the shares.

As of January 3, 2010, the Company held 1,344,543 available-for-sale TowerJazz ordinary shares with an unrealized gain of $1.1 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value per share and $0.97 per share, the fair value on the last trading day of the reporting period. The fair value of the Company’s marketable securities as of January 3, 2010 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold 450,000 of the TowerJazz ordinary shares in order to receive preferred product pricing under the agreements with TowerJazz and has recorded these shares as a long-term investment on the balance sheets. The remaining 894,543 shares are classified as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. During 2008, the Company assessed the value of its TowerJazz wafer credit and incurred a long-lived asset impairment of $1.3 million. During 2009, the Company assessed the value of its TowerJazz wafer credit and recorded a long-lived asset impairment charge of $150,000. As of January 3, 2010, the prepaid wafer credits balance was $254,000. The Company has guaranteed capacity at TowerJazz through at least December 2010. These credits are recorded within long-term other assets on the balance sheets and can be applied toward wafer purchases from TowerJazz at 15% of the value of purchases made through 2010.

NOTE 5—BALANCE SHEET COMPONENTS

	January 3, 2010	December 28, 2008
	(in thousands)
Inventories:
Raw materials	$3	$75
Work-in-process	1,889	1,579
Finished goods	227	246

	$2,119	$1,900

Other current assets:
Prepaid expenses	$390	$743
Other	146	90

	$536	$833

Property and equipment:
Equipment	$12,317	$13,881
Software	8,451	8,030
Furniture and fixtures	780	840
Leasehold improvements	800	800

	22,348	23,551
Accumulated depreciation and amortization	(19,655)	(20,058)

	$2,693	$3,493

Other assets:
Prepaid wafer credits	$254	$846
Other	42	57

	$296	$903

Accrued liabilities:
Employee related accruals	$858	$1,047
Other	250	490

	$1,108	$1,537

The Company recorded depreciation and amortization expense of $1.8 million, $2.2 million and $2.9 million for 2009, 2008 and 2007, respectively. Assets acquired under capital leases and included in property and equipment were $2.0 million and $1.4 million at the end of 2009 and 2008, respectively. The Company recorded accumulated depreciation on leased assets of $1.6 million and $984,000 as of the end of 2009 and 2008, respectively. As of January 3, 2010 and December 28, 2008, the capital lease obligation relating to these assets was $513,000 and $753,000, respectively.

NOTE 6—OBLIGATIONS

	January 3, 2010	December 28, 2008
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	513	753

	2,513	2,753
Current portion of debt and capital lease obligations	(2,249)	(2,753)

	$264	$—

Revolving Line of Credit and Notes Payable to Bank

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

During 2009, the Company repaid $8.0 million of revolving debt and borrowed $8.0 million of revolving debt with a variable interest rate of 6.0% as of January 3, 2010.

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

Capital Leases

In 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that is being amortized over the term of the agreement and a capital lease obligation of $1.4 million. As of January 3, 2010, there was no outstanding liability under the capital lease.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of, approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of January 3, 2010, $513,000 was outstanding under the capital lease, of which $249,000 was classified as a current liability.

NOTE 7—FAIR VALUE MEASUREMENTS

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings or equity. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. The Company adopted the authoritative guidance with respect to the Company’s non-financial assets and liabilities on December 29, 2008, and the adoption did not have an effect on its consolidated financial statements.

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

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of January 3, 2010 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of January 3, 2010				As of December 28, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$14,369	$14,369	$—	$—	$14,794	$14,794	$—	$—

Investment in TowerJazz Semiconductor Ltd.	1,305	1,305	—	—	175	175	—	—

Total assets	$15,674	$15,674	$—	$—	$14,969	$14,969	$—	$—

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008.

As of January 3, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements.

NOTE 8—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2009	2008	2007
Income (loss) before income taxes:
U.S.	$(9,999)	$(9,566)	$(11,206)
Foreign	182	157	147

Income (loss) before income taxes	$(9,817)	$(9,409)	$(11,059)

Provision for (benefit from) income taxes:
Current:
Federal	$(84)	$(29)	$—
State	3	2	1
Foreign	47	94	27

Subtotal	(34)	67	28

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(29)	(121)	47

Subtotal	(29)	(121)	47

Provision for (benefit from) income taxes	$(63)	$(54)	$75

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of a foreign subsidiary, the Company has provided a full valuation allowance against its deferred tax assets at January 3, 2010. Deferred tax balances are comprised of the following (in thousands):

	January 3, 2010	December 28, 2008
Deferred tax assets:
Net operating loss carryforward	$34,435	$34,194
Accruals and reserves	2,844	4,255
Credit carryforward	5,135	5,269
Unrealized loss on marketable securities	5,537	5,013
Depreciation and amortization	6,833	2,412
Stock-based compensation	650	234

	55,434	51,377
Valuation allowances	(55,342)	(51,319)

Deferred tax asset	$92	$58

Deferred tax liability	$—	$—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2009	2008	2007
Provision at statutory rate	34.0%	34.0%	34.0%
State taxes	—	—	—
Refundable R&D credit	(0.9)	(0.3)	—
Foreign taxes	0.3	(0.3)	(0.7)
Future benefit of deferred tax assets not recognized	(34.0)	(34.0)	(34.0)

	(0.6)%	(0.6)%	(0.7)%

As of January 3, 2010, the Company had net operating loss carryforwards of approximately $100.5 million for federal and $40.4 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2010 for federal and state purposes. Included in the net operating loss carryforwards amount is $5.5 million for federal and $3.8 million for state income tax purposes, which, when recognized, will result in a credit to stockholders’ equity.

The Company has research credit carryforwards of approximately $2.7 million for federal and $3.4 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

As of the end of 2009, cumulative unremitted foreign earnings of $0.9 million are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 3, 2010	December 28, 2008	December 30, 2007
Beginning balance of unrecognized tax benefits	$66	$54	$102
Gross increases for tax positions of current year	4	12	—
Gross decreases for tax positions of current year	—	—	(48)
Settlements	—	—	—

Ending balance of unrecognized tax benefits	$70	$66	$54

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $70,000 as of January 3, 2010. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2010, December 28, 2008 and December 30, 2007, the Company had approximately $9,000, $9,000 and $24,000 of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the company’s historical net operating loss and credit carryforwards may be adjusted by IRS and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

NOTE 9—STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock

On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent’s fees and other offering expenses of $0.8 million.

The warrants are exercisable any time after the six month anniversary of the date of issuance until the 66 month anniversary of the date of issuance, and will be exercisable at a price of $2.15 per share. The Company allocated the proceeds between the common stock and the warrants, based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.63 per warrant and was calculated based on the following assumptions used in the Black-Scholes pricing model: expected term (Years) of 5.5, risk-free interest rate of 2.47%, expected volatility of 57.79% and expected dividend of 0.

NOTE 10—EMPLOYEE STOCK PLANS

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders on April 22, 2009. As of January 3, 2010, approximately 3.2 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

NOTE 11—STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes: (i) compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated and re-measured upon modification in accordance with the pro forma provisions of the authoritative guidance, and (ii) compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company’s consolidated financial statements for 2009, 2008 and 2007 was as follows (in thousands):

	Fiscal Years
	2009	2008	2007
Cost of revenue	$280	$267	$229
Research and development	576	517	376
Selling, general and administrative	1,528	1,557	1,099

Total costs and expenses	$2,384	$2,341	$1,704

The amount of stock-based compensation included in inventories at the end of 2009, 2008 and 2007 was not significant.

Valuation Assumptions

The amended authoritative guidance requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re- measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model, to estimate the fair value of employee stock options and rights to purchase shares under the Company’s ESPP, consistent with the provisions of the amended authoritative guidance. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company’s expected term of awards assumption is based primarily on its historical experience with similar grants. The Company’s expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company’s stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSAs and RSUs is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that the Company recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to be forfeited prior to vesting, or forfeiture rate. The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

In November 2005, the FASB issued the amended authoritative guidance “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to the amended authoritative guidance. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of the amended authoritative guidance.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2009	2008	2007
Expected term (years)	5.1	5.4	5.5
Risk-free interest rate	1.97%	2.38%	4.05%
Expected volatility	51%	52%	60%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.

•

Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the expected term of the Company’s employee stock options.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock according to the expected term of the options.

•	Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

The weighted average estimated fair value for options granted during 2009, 2008 and 2007 was $0.74, $0.58 and $2.15 per option, respectively. As of the end of 2009, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.7 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.58 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2009:

Shares Available for Grant
(in thousands)
Balance at December 28, 2008	8,313
Authorized	2,500
Options granted	(2,113)
Options forfeited or expired	(6,314)
RSUs granted	(372)
RSUs forfeited or expired	605

Balance at January 3, 2010	2,619

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2006	7,464	$4.97
Granted	1,568	3.84
Forfeited or expired	(1,074)	6.17
Exercised	(364)	1.93

Balance outstanding at December 30, 2007	7,594	4.72
Granted	1,403	1.22
Forfeited or expired	(1,561)	4.47
Exercised	(69)	1.57

Balance outstanding at December 28, 2008	7,367	4.13
Granted	2,113	1.60
Forfeited or expired	(1,086)	5.23
Exercised	(63)	1.13

Balance outstanding at January 3, 2010	8,331	$3.37	5.80	$2,293

Exercisable at January 3, 2010	5,029	$4.35	3.96	$447

Vested and expected to vest at January 3, 2010	7,946	$3.45	5.65	$2,056

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.11 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $49,000, $42,000 and $440,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2009, 2008 and 2007 was approximately $71,000, $99,000 and $690,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $0.83	10	9.11	$0.80	—	$—
0.90 - 0.90	998	8.50	0.90	273	0.90
0.92 - 1.55	242	7.73	1.25	49	1.08
1.63 - 1.63	1,729	8.96	1.63	69	1.63
1.75 - 2.73	835	3.32	2.24	813	2.24
2.75 - 3.00	975	5.19	2.88	865	2.88
3.02 - 3.39	849	6.58	3.07	632	3.06
3.45 - 4.17	1,239	5.67	4.06	875	4.03
4.25 - 6.04	991	1.63	5.11	990	5.11
6.53 - 34.56	463	0.63	14.39	463	14.39

$0.78 - $34.56	8,331	5.80	$3.37	5,029	$4.35

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs in the second quarter of 2007 and RSUs, in the third quarter of 2007 under the 1999 Plan. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. In the third quarter of 2009, the Company granted RSUs under the 2009 Plan, in lieu of cash compensation that vest in two tranches over a four month period. Total stock-based compensation related to RSUs was $490,000 for 2009. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company’s RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2008	654	$3.35
Granted	372	1.22
Vested	(421)	1.22
Forfeited	(605)	3.55

Nonvested at January 3, 2010	—	—

As of January 3, 2010, all RSUs are fully vested.

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

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company’s ESPP during 2009, 2008 and 2007 was $0.70, $0.42 and $0.97 per right, respectively. Sales under the ESPP were 494,000 shares of common stock at an average price of $0.71 per share for 2009, 265,000 shares of common stock at an average price of $1.16 for 2008 and 306,000 shares of common stock at an average price of $2.49 for 2007.

Under the 2009 ESPP, the Company issued 150,055 shares at a price of $1.08 and 343,491 shares at a price of $0.55 per share during 2009. As of January 3, 2010, 2,300,000 shares under the 2009 ESPP remained available for issuance. For 2009, the Company recorded compensation expense related to the ESPP of $174,000.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2009	2008	2007
Expected life (months)	6.1	5.9	5.5
Risk-free interest rate	0.08%	2.03%	4.53%
Volatility	118%	86%	53%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

As of the end of 2009, the unrecognized stock-based compensation expense relating to the Company’s ESPP is $68,000 and was expected to be recognized over a weighted average period of approximately 4.4 months.

NOTE 12—INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2009	2008	2007
Revenue by product line (1) :
New products	$4,877	$8,108	$6,347
Mature products	9,565	17,115	16,585
End-of-life products	632	6,687	11,485

Total revenue	$15,074	$31,910	$34,417

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2009	2008	2007
Revenue by geography:
United States	$6,234	$12,277	$15,096
Europe	2,876	4,822	6,250
Taiwan	69	6,168	3,710
Japan	1,540	2,652	3,260
China	2,813	3,465	1,979
Rest of North America	548	753	2,956
Rest of Asia Pacific	994	1,773	1,166

Total revenue	$15,074	$31,910	$34,417

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Fiscal Years
	2009	2008	2007
Distributor “A”	23%	14%	23%
Distributor “B”	15%	12%	15%
Distributor “D”	14%	*	*
Customer “A”	*	17%	10%
Customer “B”	10%	17%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	January 3, 2010	December 28, 2008
Distributor “A”	15%	20%
Distributor “C”	*	16%
Distributor “D”	35%	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2009, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13— RESTRUCTURING CHARGES

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment was to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities are included in the “Accrued Liabilities” line item in our consolidated balance sheets as of January 3, 2010 and December 28, 2008, and the remaining balance of $113,000 is expected to be paid by the end of first quarter of fiscal year 2010.

NOTE 14— SHELF REGISTRATION STATEMENT

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. Under the shelf registration statement, the Company raised $5.5 million, net of placement agent’s fees and other offering expenses of $0.8 million on November 17, 2009 and has the ability to raise up to an additional $23.7 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2009 and 2008, the Company had $2.8 million and $4.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2009, 2008 and 2007 was approximately $581,000, $633,000 and $880,000, respectively.

Future minimum lease commitments under the Company’s operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2010	$514
2011	495
2012	466
2013	40
2014 and thereafter	—

$1,515

NOTE 16—LITIGATION

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

On October 5, 2009, the Court issued an opinion and order granting final approval of the settlement, plan of allocation and class certification. Under the terms of the settlement, the insurers are responsible for paying the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, have received complete dismissals from the case. Certain objectors have appealed the Court’s final order to the Second Circuit Court of Appeals. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the

Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing, using, selling or offering to sell of products that infringe patent number 5,913,028 (the “ ‘028 Patent”) pertaining to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants’ infringement and treble damages based on defendants’ copying and willful infringement of the ‘028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. On December 18, 2009, the Company answered the Amended Complaint and filed counterclaims. Plaintiff answered the Company’s counterclaims on January 8, 2010. The Company believes it has meritorious defenses and intends to defend the action vigorously.

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

NOTE 17—SUBSEQUENT EVENT

On February 11, 2010, the Company granted a total of approximately 162,000 shares of RSUs to the majority of its employees in lieu of 10% of each employee’s, and in the case of the Company’s CEO, 20%, cash compensation for the first half of 2010. These RSUs vest in full on May 11, 2010.

At the end of February 2010, the Company sold an aggregate of 700,000 TowerJazz ordinary shares at an average selling price of $1.56 per share. The total net proceeds from the sale were $1.1 million.

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	January 3, 2010	Sept. 27, 2009	June 28, 2009	March 29, 2009	Dec. 28, 2008	Sept. 28, 2008	June 29, 2008	March 30, 2008
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$4,279	$3,332	$2,911	$4,552	$5,914	$6,230	$8,743	$11,023
Cost of revenue(1)	2,121	2,186	1,589	1,819	2,923	2,778	3,982	5,258
Long-lived asset impairment(2)	—	150	—	—	—	—	1,545	—

Gross profit	2,158	996	1,322	2,733	2,991	3,452	3,216	5,765
Operating expenses:
Research and development	1,314	1,400	1,877	1,612	1,400	1,354	2,610	2,821
Selling, general and administrative	2,740	2,525	2,709	2,643	3,093	2,666	3,970	4,320
Long-lived asset impairment(2)	—	—	—	—	—	—	468	—
Restructuring costs(4)	59	—	—	—	50	—	452	—

Loss from operations	(1,955)	(2,929)	(3,264)	(1,522)	(1,552)	(568)	(4,284)	(1,376)
Write-down of investment in TowerJazz Semiconductor Ltd.(3)	—	—	—	—	(981)	—	(417)	—
Interest income and other (expense), net	(38)	(61)	22	(70)	(117)	(105)	(42)	33

Loss before income taxes	(1,993)	(2,990)	(3,242)	(1,592)	(2,650)	(673)	(4,743)	(1,343)
Provision for (benefit from) income taxes	(59)	7	(15)	4	(30)	(58)	—	34

Net loss	$(1,934)	$(2,997)	$(3,227)	$(1,596)	$(2,620)	$(615)	$(4,743)	$(1,377)

Net loss per share:
Basic	$(0.06)	$(0.10)	$(0.11)	$(0.05)	$(0.09)	$(0.02)	$(0.16)	$(0.05)

Diluted	$(0.06)	$(0.10)	$(0.11)	$(0.05)	$(0.09)	$(0.02)	$(0.16)	$(0.05)

Weighted average shares:
Basic	32,510	30,322	30,081	29,909	29,844	29,772	29,589	29,406

Diluted	32,510	30,322	30,081	29,909	29,844	29,772	29,589	29,406

(1)

Total 2009 charges for excess inventory and other inventory reserves totaled $0.4 million, which represented 3% of revenue. Charges for excess inventory and other inventory reserves were $0.2 million, or 7% of revenue and $0.2 million, or 4% of revenue for the quarters ended September 27, 2009 and March 29, 2009, respectively. Total 2008 charges for excess inventory and other inventory reserves totaled $1.6 million, which represented 5% of revenue. Charges for excess inventory and other inventory reserves were $0.2 million, or 5% of revenue; $0.2 million, or 3% of revenue; $0.2 million, or 2% of revenue and $1 million, or 9% of revenue, for the quarters ended December 28, 2008, September 28, 2008, June 29, 2008 and March 30, 2008, respectively.

(2)

Long-lived asset impairment in 2009 consisted of a $150,000 non-cash charge relating to the write-down of the carrying value of the TowerJazz prepaid wafer credit. Long-lived asset impairment of $2 million in 2008 consisted of non-cash charges relating to the write-down of the carrying value of (i) the TowerJazz prepaid wafer credit of $1.3 million; (ii) the equipment used in the production of a particular silicon device of $199,000 and (iii) unutilized EDA licenses of $468,000.

(3)	Write-down of marketable securities consisted of non-cash charges of $1.4 million in 2008, for the write-down of our equity investment in TowerJazz Semiconductor Ltd. to fair value.

(4)	Restructuring costs of $59,000 and $502,000 in 2009 and 2008 respectively, consisted of additional severance benefits relating to the restructuring recorded in the second quarter of 2008.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 3, 2010, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of January 3, 2010, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2010 Annual Meeting of Stockholders and will be filed not later than 120  days after the end of the fiscal year covered by this Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the backgrounds of our officers is contained herein under Item 1, “Executive Officers and Directors.”

Information regarding the backgrounds of our directors is set forth under the caption “Proposal One, Election of Directors” in our Proxy Statement, which information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation, Compensation Discussion and Analysis,” and “Compensation of Non-Employee Directors” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth under the captions “Equity Compensation Plan Summary” and “Security Ownership” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth under the captions “Board Meetings, Committees and Corporate Governance” and “Transactions with Related Persons” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers LLP during Fiscal 2009” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2.	Financial Statement Schedules

QuickLogic Corporation

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal year 2009	$10	$—	$—	$10
Fiscal year 2008	194	44	(228)	10
Fiscal year 2007	861	235	(902)	194

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3. Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(9)	Bylaws of the Registrant.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.

4.3(23)	Form of Common Stock Warrant.

10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.

10.2(14,15)	QuickLogic Corporation 1999 Stock Plan.

10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.

10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.

10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.

10.6(12,15)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.

Exhibit Number	Description
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.

10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.

10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.

10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.

10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.

10.13(15,19)	Form of Change of Control Severance Agreement.

10.14(15,19)	Form of Change of Control Severance Agreement for E. Thomas Hart.

10.15(11,15)	2005 Executive Bonus Plan, as restated.

10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.

10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.

10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.

10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.

10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.

10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.

10.23(18)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.

10.24(15,20)	QuickLogic Corporation 2009 Stock Plan

10.25(15,20)	QuickLogic Corporation 2009 Employee Stock Purchase Plan

10.26(15,21)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan

10.27(15,21)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan

10.28(15,21)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan

10.29(22)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009

10.30(24)	Form of Subscription Agreement.

21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 91).

Exhibit Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(15)	This exhibit is a management contract or compensatory plan or arrangement.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(20)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(21)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(22)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(23)	Incorporated by reference to QuickLogic’s current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(24)	Incorporated by reference to QuickLogic’s current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

† The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2010.

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

Signature	Title	Date

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 12, 2010

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 12, 2010

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 12, 2010

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 12, 2010

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(9)	Bylaws of the Registrant.

4.1(1)	Specimen Common Stock certificate of the Registrant.

4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.

4.3(23)	Form of Common Stock Warrant.

10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.

10.2(14,15)	QuickLogic Corporation 1999 Stock Plan.

10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.

10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.

10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.

10.6(12,15)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.

10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.

10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.

10.10(2)†	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.

10.11(2,3)†	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.

10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.

10.13(15,19)	Form of Change of Control Severance Agreement.

10.14(15,19)	Form of Change of Control Severance Agreement for E. Thomas Hart.

10.15(11,15)	2005 Executive Bonus Plan, as restated.

10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.

10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.

10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.

10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.

10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.

10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.

10.23(18)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.

10.24(15,20)	QuickLogic Corporation 2009 Stock Plan

10.25(15,20)	QuickLogic Corporation 2009 Employee Stock Purchase Plan

10.26(15,21)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan

10.27(15,21)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan

10.28(15,21)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan

10.29(22)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009

10.30(24)	Form of Subscription Agreement.

21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 91).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(15)	This exhibit is a management contract or compensatory plan or arrangement.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(20)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(21)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(22)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(23)	Incorporated by reference to QuickLogic’s current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(24)	Incorporated by reference to QuickLogic’s current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

†	The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.