Form 10-Q
period 2010-04-04
QUICKLOGIC CORPORATION
filed 2010-05-14
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2010

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

As of May 11, 2010, the registrant had outstanding 35,207,890 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

April 4, 2010

PART I. Financial Information

Item 1.	Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue	$5,429	$4,552
Cost of revenue	2,116	1,819

Gross profit	3,313	2,733
Operating expenses:
Research and development	2,060	1,612
Selling, general and administrative	2,335	2,643

Loss from operations	(1,082)	(1,522)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	993	—
Interest expense	(18)	(24)
Interest income and other (expense), net	(21)	(46)

Loss before income taxes	(128)	(1,592)
Provision for income taxes	15	4

Net loss	$(143)	$(1,596)

Net loss per share:
Basic	$(0.00)	$(0.05)

Diluted	$(0.00)	$(0.05)

Weighted average shares:
Basic	35,104	29,909

Diluted	35,104	29,909

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	April 4, 2010	January 3, 2010
ASSETS

Current assets:
Cash and cash equivalents	$18,310	$18,195
Short-term investment in TowerJazz Semiconductor Ltd.	1,089	868
Accounts receivable, net of allowances for doubtful accounts of $10	2,274	2,457
Inventories	2,440	2,119
Other current assets	904	536

Total current assets	25,017	24,175
Property and equipment, net	2,780	2,693
Investment in TowerJazz Semiconductor Ltd.	—	437
Other assets	338	296

TOTAL ASSETS	$28,135	$27,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,462	2,721
Accrued liabilities	1,095	1,108
Current portion of capital lease obligations	395	249

Total current liabilities	5,952	6,078

Long-term liabilities:
Capital lease obligations, less current portion	243	264
Other long-term liabilities	115	—

Total liabilities	6,310	6,342

Commitments and contingencies (see Notes 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 35,183 and 35,042 shares issued and outstanding, respectively	35	35
Additional paid-in capital	178,696	177,862
Accumulated other comprehensive income	1,005	1,130
Accumulated deficit	(157,911)	(157,768)

Total stockholders’ equity	21,825	21,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,135	$27,601

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 4, 2010	March 29, 2009
Cash flows from operating activities:
Net loss	$(143)	$(1,596)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	256	468
Stock-based compensation	652	384
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	109	106
Write-down of inventories	73	178
Long-lived asset impairment	—	13
Gain on TowerJazz Semiconductor Ltd. Shares	(993)	—
Gain on disposal of assets	(10)	—
Changes in assets and liabilities:
Accounts receivable	183	(405)
Inventories	(394)	(210)
Other assets	(519)	127
Trade payables	(358)	117
Accrued liabilities	(9)	254
Deferred income and royalty revenue	(4)	(277)
Other long-term liabilities	115	—

Net cash provided by (used for) operating activities	(1,042)	(841)

Cash flows from investing activities:
Capital expenditures for property and equipment	33	(5)
Proceeds from sale of fixed assets	17	—
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	1,084	—

Net cash provided by (used for) investing activities	1,134	(5)

Cash flows from financing activities:
Payment of debt and capital lease obligations	(2,159)	(2,336)
Proceeds from debt obligations	2,000	2,000
Proceeds from issuance of common stock	182	—

Net cash provided by (used for) financing activities	23	(336)

Net decrease in cash and cash equivalents	115	(1,182)
Cash and cash equivalents at beginning of period	18,195	19,376

Cash and cash equivalents at end of period	$18,310	$18,194

Supplemental disclosures of cash flow information:
Interest paid	$26	$25

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$638	$766

Purchase of equipment included in accounts payable	$99	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net loss	$(143)	$(1,596)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(125)	121

Total comprehensive loss	$(268)	$(1,475)

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

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company’s Form 10-K for the year ended January 3, 2010. Operating results for the first quarter of 2010 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. QuickLogic’s fiscal first quarter for 2010 and 2009 ended Sunday, April 4, 2010 and March 29, 2009, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, a bank line of credit and cash flow from operations. As of April 4, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $18.3 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, which expires June 30, 2010, and our investment in TowerJazz Semiconductor Ltd. (formerly known as Tower Semiconductor Ltd.) with a fair value of approximately $1.1 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the current global economic crisis, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of our investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz Semiconductor Ltd., or TowerJazz, the equity in the Company, the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha and QuickLogic Software (India) Private Ltd.

Foreign Currency

The functional currency of the Company’s non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest and other income (expense), net in the statement of operations.

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

Note 2—Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the first quarter of 2010 from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2010, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Securities Exchange Commission, or SEC, on March 12, 2010.

Revenue Recognition

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by the Company, distributors, end-customers or third parties. Once programmed, the Company’s parts cannot be erased and, therefore, programmed parts are only useful to a specific customer.

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, risk of loss has been transferred and product returns are reasonably estimable.

Revenue is recognized upon shipment of programmed and unprogrammed parts to OEM customers and distributors, provided that legal title and risk of ownership have transferred. A significant portion of the Company’s sales is made through distributors.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. It also amends disclosures about postretirement benefit plan assets, and provides clarification regarding the

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment in the quarter ended April 4, 2010, except for the additional Level 3 requirements which will be adopted in 2011. See Note 7 — Fair Value Measurements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 4, 2010. See Note 15 — Subsequent Events.

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

For the first quarter of 2010 and 2009, 8.3 million and 7.2 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4—Investment in TowerJazz Semiconductor Ltd.

During the first quarter of 2010, the Company sold 700,000 of the TowerJazz ordinary shares. As of April 4, 2010, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $1.0 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.69 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of April 4, 2010 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold 450,000 of the TowerJazz ordinary shares until the end of 2010 in order to receive preferred product pricing under the agreements with TowerJazz and has recorded these shares as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. During 2008, the Company assessed the value of its TowerJazz wafer credit and incurred a long-lived asset impairment of $1.3 million. During 2009, the Company assessed the value of its TowerJazz wafer credit and incurred a long-lived asset impairment of $150,000. As of April 4, 2010, the net prepaid wafer credits balance after impairment and amortization was $145,000. The Company has guaranteed capacity at TowerJazz through at least December 2010. These credits can be applied toward wafer purchases from TowerJazz at 15% of the value of purchases made through 2010.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5—Balance Sheet Components

	April 4, 2010	January 3, 2010
	(in thousands)
Inventories:
Raw materials	$9	$3
Work-in-process	2,134	1,889
Finished goods	297	227

	$2,440	$2,119

Other current assets:
Prepaid expenses	$713	$390
Other	191	146

	$904	$536

Property and equipment:
Equipment	$12,464	$12,317
Software	8,579	8,451
Furniture and fixtures	770	780
Leasehold improvements	800	800

	22,613	22,348
Accumulated depreciation and amortization	(19,833)	(19,655)

	$2,780	$2,693

Other assets:
Prepaid wafer credits	$145	$254
Other	193	42

	$338	$296

Accrued liabilities:
Employee related accruals	$844	$858
Other	251	250

	$1,095	$1,108

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Obligations

	April 4, 2010	January 3, 2010
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	638	513

	2,638	2,513
Current portion of debt and capital lease obligations	(2,395)	(2,249)

	$243	$264

Revolving Line of Credit

In September 2009, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement require the Company to maintain a tangible net worth of at least $11 million and unrestricted cash or cash equivalent balance at all times in an amount of at least $8 million. In August 2008, the Company amended its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Terms of the amended agreement include a $6 million revolving line of credit available through June 2010, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the greater of 6% or the prime rate plus one percent, or a fixed rate which is LIBOR plus 3.50%.

During the first quarter of 2010, the Company repaid $2.0 million of revolving debt at an interest rate of 6% and borrowed $2.0 million of revolving debt with a variable interest rate of 6% as of April 4, 2010.

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

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of April 4, 2010, $248,000 was outstanding under the capital lease, of which $139,000 was classified as a current liability.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of, approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of April 4, 2010, $390,000 was outstanding under the capital lease, of which $256,000 was classified as a current liability.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company leased design software and related maintenance under a two year capital lease at an imputed interest rate of 7.1% per annum. Terms of the agreement required the Company to make quarterly payments of approximately $190,000 through November 2009. The Company recorded a capital asset of $1.2 million and prepaid maintenance of $256,000 that was amortized over the term of the agreement and a capital lease obligation of $1.4 million. The capital lease was paid off during 2009. As of April 4, 2010, there was no outstanding liability under the capital lease.

Note 7—Fair Value Measurements

The guidance for the fair value option for financial assets and financial liabilities provides companies the option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings or equity. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

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

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of April 4, 2010 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of April 4, 2010				As of January 3, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$15,220	$15,220	$—	$—	$14,369	$14,369	$—	$—
Investment in TowerJazz Semiconductor Ltd.	1,089	1,089	—	—	1,305	1,305	—	—

Total assets	$16,309	$16,309	$—	$—	$15,674	$15,674	$—	$—

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of April 4, 2010 and January 3, 2010.

As of April 4, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements.

Note 8—Employee Stock Plans

1999 Stock Plan

The Company adopted the 1999 Stock Plan, or 1999 Plan, in September 1999. The 1999 Plan provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan which was approved by the Company’s stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company’s stockholders on April 22, 2009. As of April 4, 2010, approximately 3.5 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 9—Stock-Based Compensation

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company’s consolidated financial statements for the first quarter of 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Cost of revenue	$47	$51
Research and development	175	88
Selling, general and administrative	430	245

Total costs and expenses	$652	$384

The amount of stock-based compensation included in inventories for the first quarter of 2010 and 2009 was not significant.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	April 4, 2010	March 29, 2009
Expected term (years)	4.67	4.47
Risk-free interest rate	2.30%	1.65%
Expected volatility	58.69%	48.67%
Expected dividend	—	—

The weighted average estimated fair value for options granted during the first quarter of 2010 and 2009 were $1.33 and $0.39 per option, respectively. As of April 4, 2010, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.3 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.40 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for the first quarter of 2010:

Shares Available for Grant
(in thousands)
Balance at January 3, 2010	2,619
Authorized	—
Options granted	(5)
Options forfeited or expired	361
RSUs granted	(166)
RSUs forfeited or expired	—

Balance at April 4, 2010	2,809

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first quarter of 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2010	8,331	3.37
Granted	5	2.65
Forfeited or expired	(361)	4.00
Exercised	(137)	1.20

Balance outstanding at April 4, 2010	7,838	$3.38	5.83	$5,014

Exercisable at April 4, 2010	4,820	$4.35	4.09	$1,287

Vested and expected to vest at April 4, 2010	7,530	$3.45	5.71	$4,598

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.93 as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first quarter of 2010 was $187,000. Total cash received from employees as a result of employee stock option exercises during the first quarter of 2010 was approximately $164,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position. There were no stock option exercises during the first quarter of 2009. Total stock-based compensation related to stock options was $375,000 for the first quarter of 2010.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007 under the 1999 Plan. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the first quarter of 2010, the Company granted RSUs under the 2009 Plan, in lieu of cash compensation that vest in one tranche on May 11, 2010. Total stock-based compensation related to RSUs was $229,000 for the first quarter of 2010. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company’s RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2010	—	—
Granted	166	2.42
Vested	(4)	2.42
Forfeited	—	—

Nonvested at April 4, 2010	162	$2.42

As of April 4, 2010, the fair value of unvested RSUs, net of expected forfeitures, was approximately $157,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.2 months.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company’s ESPP during the first quarter of 2010 and 2009 was $0.85 and $0.33 per right, respectively.

As of April 4, 2010, 2,300,000 shares under the 2009 ESPP remained available for issuance. For the first quarter of 2010, the Company recorded compensation expense related to the ESPP of $48,000.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	April 4, 2010	March 29, 2009
Expected term (months)	5.96	6.00
Risk-free interest rate	0.17%	0.90%
Expected volatility	98.85%	112.92%
Expected dividend	—	—

As of April 4, 2010, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $21,000 and is expected to be recognized over a weighted average period of approximately 1.3 months.

Note 10—Income Taxes

In the first quarter of 2010 and 2009, the Company recorded income tax expense of $15,000 and $4,000, respectively, which consisted primarily of income taxes on foreign operations partially offset by the monetization of prior year federal research credits.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $71,000 and $70,000 of unrecognized tax benefits at April 4, 2010 and January 3, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 4, 2010, the Company had approximately $15,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue by product line(1):
New products	$2,074	$658
Legacy products	3,355	3,894

Total revenue	$5,429	$4,552

(1)

For all periods presented: New products represent products introduced since 2005, and include ArcticLink, Eclipse™ II, PolarPro II, PolarPro and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue by geography:
United States	$2,120	$2,210
Europe	1,029	997
Taiwan	51	(5)
Japan	675	366
China	1,010	320
Rest of North America	185	217
Rest of Asia Pacific	359	447

Total revenue	$5,429	$4,552

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended
	April 4, 2010	March 29, 2009
Distributor “A”	24%	29%
Distributor “B”	* %	14%
Distributor “D”	14%	* %
Customer “B”	*	18%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company’s accounts receivable as of the dates presented:

	April 4, 2010	January 3, 2010
Distributor “A”	24%	15%
Distributor “D”	24%	35%
Customer “B”	18%	* %

*	Represents less than 10% of accounts receivable as of the date presented.

As of April 4, 2010, less than 10% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12—Commitments and Contingencies

Certain of the Company’s wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of April 4, 2010 and January 3, 2010, the Company had $2.5 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense for the first quarter of 2010 and 2009 was approximately $119,000 and $145,000, respectively.

Future minimum lease commitments under the Company’s operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Rest of 2010	$381
2011	498
2012	473
2013	41
2014 and thereafter	—

$1,393

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

On October 5, 2009, the Court issued an opinion and order granting final approval of the settlement, plan of allocation and class certification. Under the terms of the settlement, the insurers are responsible for paying the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, have received complete dismissals from the case. Certain objectors have filed appeals. The Company has not accrued any amounts related to the proposed settlement because it is not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing; and using, selling or offering to sell products that infringe patent number 5,913,028 (the “ ‘028 Patent”) The ‘028 Patent pertains to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants’ infringement and treble damages based on defendants’ copying and willful infringement of the ‘028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. On December 18, 2009, the Company answered the Amended Complaint and filed counterclaims. Plaintiff answered the Company’s counterclaims on January 8, 2010. The Company believes it has meritorious defenses and intends to defend the action vigorously.

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

QUICKLOGIC CORPORATION

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14—Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment was to lower fixed costs in order to conserve cash, to reduce the Company’s break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities are included in the “Accrued Liabilities” line item in our consolidated balance sheets as of April 4, 2010 and January 3, 2010. The remaining balance of $115,000 is expected to be paid by the end of fiscal year 2010.

Note 15—Subsequent Events

In May 2010, the Company paid the remaining balance of $115,000 in restructuring charges which were accrued in connection with the Company’s 2008 operational realignment as discussed in Note 14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (3) the effects of the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our research and development efforts, (8) our partners and suppliers and (9) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2010, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2010.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to extend battery life in and improve the visual experience with their mobile, prosumer (derived from the term “professional consumer”), consumer and enterprise products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, EclipseTM II and QuickPCI® II (all of which fall into our new product category). Our legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and design software.

We market CSSPs to OEMs and ODMs that are offering differentiated mobile products. The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products.

Our target mobile markets include:

•	Cellular – including Smartphones.

•

Computing – including (i) Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Cloudbooks, Tablets, Ultra Mobile PCs, or UMPCs, and 3G USB modems and (ii) Mobile Enterprise applications such as USB secure authenticated data cards, personal digital assistants, or PDAs, and handheld point-of-sales, or POS, terminals.

•	Consumer Electronics – including E-Readers, portable media players, or PMPs, and personal navigation devices, or PNDs.

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

During the third quarter of 2009, we introduced the latest in our family of Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, enabled solution platforms - ArcticLink II VX2 and VX4. The engineering validation has been completed for both platforms and the Company expects both platforms to go into

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

production during the third quarter of 2010. CSSPs delivered from the VX2 and VX4 solution platforms will specifically address the power consumption and battery life issues associated with the market trend for larger, higher resolution displays in mobile products. iSuppli, a market research company, predicts global semiconductor revenue in 2010 to rise to $300.3 billion, with revenue set to rise to $300.3 billion, up 30.6% from $229.9 billion in 2009. Consumer products, particularly in the wireless communications sector, are a strong driver for semiconductor sales. Moreover, the needs of the consumer market have a unique set of requirements. One important trend in the consumer market continues to be towards mobile, handheld devices.

Trends in the rapidly growing sub-segments of the consumer market in which we participate include:

•

Mobile, Handheld Devices: Pyramid Research predicts that the Smartphone segment will capture 37% of the worldwide cell phone market by 2014, a leap from 16% in 2009. Pyramid is predicting more than 1.8 billion Smartphones will be sold over the next five years and the Smartphone segment is predicted to be one of the higher growth segments during the current economic downturn. According to figures from researchers at NPD, Android-based handsets accounted for 28% of Smartphone shipments in the US in the first quarter, ahead of Apple’s iPhone. During the first quarter of 2010, QuickLogic announced that it had successfully verified the first complete display controller solution using the Mobile Display Data Interface (MDDI) Type 2 interface for Smartbook, Smartphone , Cloudbook and Tablet applications using Qualcomm chipsets and running the Android operating system. The solution is implemented on an ArcticLink II VX4C solution platform, which includes QuickLogic’s VEE and DPO technologies. This allows developers to deliver smoother, more fluid-like movement for multimedia and high-resolution gaming applications. According to Samsung Mobile Display, the world’s number one maker of active-matrix OLEDs, “OLED screens could appear on 50% of all mobile phones within the next five years.” To address this industry trend, in April 2010, QuickLogic announced the verification of QuickLogic’s VEE and DPO technology with OLED displays. VEE technology greatly enhances the viewability of OLED displays under challenging conditions such as low brightness modes or bright ambient light by dynamically optimizing video characteristics to provide a better user experience. Working in concert with VEE, QuickLogic’s DPO technology allows for display brightness to be lowered, consuming less power and extending battery life.

•

Netbook/Smartbook/Cloudbook/Tablet Category: The Information Network, a research analyst company, predicts shipments of the combined Netbook, Smartbook and Cloudbook category will more than quadruple by 2012, rising to 96 million units, up from 23.5 million in 2009. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and internet experience of notebooks with the day-long battery life of multimedia and Smartphones. During the third quarter of 2009, we announced the availability of a CSSP containing our VEE technology tailored to Intel Atom-based Netbooks that enabled reduced display backlight, delivering longer battery life to the consumer. Also in the third quarter of 2009, we announced a series of new Proven System Blocks, or PSBs, targeted at augmenting the functionality of ARM-based processors in Smartbooks and Cloudbooks including an I2C master controller, a pulse width modulator (PWM), a PS2 controller, and a low-power matrix keyboard controller. These new PSBs will be used by QuickLogic to deliver CSSPs for Smartbooks, Cloudbook and Tablets. Our VEE technology specifically addresses the power consumption issues associated with the large displays used in the high growth Smartbook, Cloudbooks and Tablet segments, whereas our VEE technology will be used to address the challenges of viewing multimedia content in bright sunlight viewing conditions.

•

USB-Based 3G Modem: Consumer demand for USB –based 3G modems (data cards) are expected to reach nearly 67 million units in 2010, according to the market research firm ABI Research. These data cards enable consumers to connect their Notebook, Netbook, Smartbook, Cloudbook or PC to the cellular network as a broadband Internet connection. A market trend in USB-Based 3G modems is for operators to allow consumers to plug microSD memory cards into the modem. To help Icera Inc. quickly address this industry trend, QuickLogic developed multiple CSSPs that enable either microSD or High Speed USB, or both for adopters of Icera’s 3G USB modem reference designs. During Q1, QuickLogic announced that its CSSPs are being adopted by Option® Wireless in a line of 3G Cat9 (10.1 Mbps) and Cat10 (14.4 Mbps) HSDPA USB modems – based on the Icera chipset - for wireless communications over cellular networks. Underlying industry trends affecting the large market for mobile devices include

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they are demanding the same advantages in their professional lives while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products that have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

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

As a cash conservation measure, we implemented a salary reduction plan for the second half of 2009 and first half of 2010. As a result, except for our CEO who took a 20% reduction, all executives and most of our other employees took a 10% reduction in cash based compensation. In lieu of cash based compensation, participating employees received grants of restricted stock units in July 2009 and again in February 2010 representing 10%, and in the case of our CEO, 20%, of each employee’s salary for the remainder of the year. In connection with the Company’s cash conservation program, each of our directors received a grant of fully vested RSUs in lieu of cash compensation equal to 20% of his/her base compensation payable for each of the third and fourth quarters of fiscal year 2009 and first and second quarters of 2010.

We expect our business growth to be driven by CSSPs, and our CSSP revenue growth needs to be strong enough to achieve profitability while we continue to invest in the development, sales and marketing of our new silicon solution platforms, PSBs, and CSSPs. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our legacy products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities, and measuring accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the SEC on March 12, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue	100.0%	100.0%
Cost of revenue (1)	39.0	40.0

Gross profit	61.0	60.0
Operating expenses:
Research and development	37.9	35.4
Selling, general and administrative	43.0	58.0

Loss from operations	(19.9)	(33.4)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	18.3	—
Interest expense	(0.3)	(0.5)
Interest income and other, net	(0.4)	(1.0)

Loss before income taxes	(2.3)	(34.9)
Provision for income taxes	(0.3)	(0.1)

Net loss	(2.6)%	(35.0)%

(1)	The first quarter of 2010 and 2009 includes $73,000 and $178,000, respectively, of costs for the write-down of inventories and related charges, which represents 1.3% and 3.9% of revenue, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended April 4, 2010 and March 29, 2009

Revenue

The table below sets forth the changes in revenue for the three months ended April 4, 2010 as compared to the three months ended March 29, 2009 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2010		March 29, 2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over- Year Change
New products	$2,074	38%	$658	15%	$1,416	215%
Legacy products	3,355	62	3,894	85	(539)	(14)

Total revenue	$5,429	100%	$4,552	100%	$877	19%

For all periods presented, new products represent products introduced since 2005, and include ArcticLink® II, ArcticLink, PolarPro® II, PolarPro, EclipseTM II and QuickPCI® II ; legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and design software.

The increase in revenue was due to an increase in revenue in our new product lines. The first quarter 2010 revenue increase was attributable primarily to new product revenue from CSSPs designed using our ArcticLink and PolarPro II solution platforms. In the first quarter of 2010, we began production shipments of new CSSPs to the mobile enterprise segment. The decline in legacy product revenue primarily resulted from the general economic slowdown, which caused lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 9% and 18% of total revenue in the first quarters of 2010 and 2009, respectively.

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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 4, 2010 as compared to the three months ended March 29, 2009 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2010		March 29, 2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over- Year Change
Revenue	$5,429	100%	$4,552	100%	$877	19%
Cost of revenue	2,116	39	1,819	40	297	16

Gross Profit	$3,313	61%	$2,733	60%	$580	21%

The increase in gross profit was mainly due to the increase in revenue in the first quarter of 2010 as compared to the first quarter of 2009. The first quarter 2010 revenue increase was due to a change in product mix towards legacy products which carry higher gross margins than new products; a reduction of excess and obsolescence write-downs in the first quarter of 2010 as compared to the first quarter of 2009; and a change to favorable purchase price variances in the first quarter of 2010 from unfavorable purchase price variances in the first quarter of 2009. The sale of previously reserved inventories contributed $188,000, or 3.5% of revenue, to gross profit in the first quarter of 2010 and $121,000, or 2.7% of revenue, in the first quarter of 2009. The amortization of TowerJazz prepaid wafer credit increased our cost of revenue by $93,000 in the first quarter of 2009 and none in the first quarter of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 4, 2010 as compared to the three months ended March 29, 2009 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2010		March 29, 2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over- Year Change
R&D expense	$2,060	38%	$1,612	35%	$448	28%
SG&A expense	2,335	43	2,643	58	(308)	(12)

Total operating expenses	$4,395	81%	$4,255	93%	$140	3%

Research and Development

Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $2.1 million and $1.6 million in the first quarter of 2010 and the first quarter of 2009, respectively, which represented 37.9% and 35.4% of revenue for those periods. The $447,000 increase in R&D expenses in the first quarter of 2010 as compared to the first quarter of 2009 is attributable primarily to a $368,000 or 100% increase in purchased IP; a $86,000 or 98% increase in stock based compensation expenses; a $71,000 or 15% increase in compensation expenses due to higher headcount; a $47,000 or 46% increase in equipment and supplies; and a $23,000 or 59% increase in travel and entertainment. These increases were offset by a decrease of $119,000 or 88% in depreciation due to a decrease in leased software and a decrease of $38,000 or 11% in expense allocations to R&D such as facilities and other corporate costs. The increase in stock-based compensation expenses was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. Selling, general and administrative, or SG&A, expense was $2.3 million and $2.6 million in the first quarter of 2010 and the first quarter of 2009, respectively, which represented 43.0% and 58.1% of revenue for those periods. The $307,000 decrease in SG&A expenses in the first quarter of 2010 as compared to the first quarter of 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $492,000 or 32% decrease in cash compensation expenses as a result of headcount reductions; a $55,000 or 85% decrease in depreciation; and a $33,000 or 9% decrease in occupancy costs. These decreases were offset by an $186,000 or 76% increase in stock based compensation expenses; a $68,000 or 13% increase in outside services such as consulting, temporary help and legal; and a $21,000 or 13% increase in travel and entertainment. The increase in stock-based compensation expense was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation (20% in the case of the Company’s CEO).

Interest and Other Income (Expense), net

The table below sets forth the changes in Interest and Other Income (Expense), net, from the three months ended April 4, 2010 as compared to the three months ended March 29, 2009:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(in thousands)
Interest expense	$(18)	$(24)
Interest income and other, net	(21)	(46)

	$(39)	$(70)

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.6 million in the first quarter of 2010 from $3.0 million in the first quarter of 2009. The decrease in interest income is due primarily to the drop in average investment yields from 0.27% to 0.02% between the first quarter of 2010 and the first quarter of 2009.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are and will continue to be susceptible to fluctuations in foreign exchange gains or losses.

Provision for Income Taxes

The table below sets forth the changes in provision for Income Taxes from the three months ended April 4, 2010 as compared to the three months ended March 29, 2009:

	Three Months Ended
	April 4, 2010	March 29, 2009
	(in thousands)
Income tax provision	$15	$4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The income tax provision for the first quarters of 2010 and 2009 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the first quarter of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related US tax benefit. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flows from operations. As of April 4, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $18.3 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in TowerJazz with a market value of approximately $1.1 million. As of April 4, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company’s line of credit and capital leasing arrangements. The borrowing under the Company’s line of credit is subject to maintaining a tangible net worth of at least $11 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2 to 1.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $0.6 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt facility runs until June 2010. Upon each advance, the Company can elect a variable interest rate, which is the greater of 6% or the prime rate plus one percent, or a fixed rate which is the LIBOR plus 3.50%. We were in compliance with all loan covenants as of the end of the current reporting period. During the first quarter of 2010, we sold 700,000 shares of the TowerJazz ordinary shares. As of April 4, 2010,our investment in TowerJazz had a market value of approximately $1.1 million. We intend to hold these 645,000 shares as short term investments, in order to obtain preferred wafer pricing from TowerJazz.

Net cash from operating activities

Net cash used for operating activities was $1.0 million in the first quarter of 2010. The cash used for operating activities resulted from the net loss in the first quarter of 2010 as well as changes in working capital. The net loss of $143,000 included non-cash charges of $87,000 which consist of the gain on the sale of TowerJazz shares of $993,000, stock-based compensation of $652,000, depreciation and amortization of $256,000, utilization of wafer credits of $109,000, and a write-down of inventory of $73,000. The changes in the working capital accounts included an increase in inventories of $394,000, an increase in other assets of $519,000, a decrease in accounts payable of $358,000 due to the timing of expenditures and the purchase of inventories at the end of the first quarter of 2010. These cash uses in the working capital accounts were partially offset by a decrease in accounts receivable of $183,000 and an increase in other long term liabilities of $115,000.

Net cash used for operating activities was $841,000 in the first quarter of 2009. The cash used for operating activities resulted primarily from a net loss of $1.6 million, which included $755,000 of non-cash charges. These non-cash charges included stock-based compensation of $384,000, depreciation and amortization of $468,000, a write-down for inventory excess and obsolescence of $178,000, utilization of wafer credits of $106,000 and an asset write-off of $13,000. In addition, changes in working capital accounts in the first quarter of 2009 accounted for used cash of $408,000 which consisted of a decline in current assets of $503,000 partially offset by an increase in current liabilities of $95,000 in the first quarter of 2009. The decrease in current assets resulted from a decrease in accounts receivable of $405,000 due primarily to lower shipments in the last month of the quarter and a decrease in inventories of $211,000 partially offset by an increase in other current assets of $113,000. The increase in current liabilities resulted from an increase in accounts payable of $117,000 and an increase in accrued liabilities of $255,000 partially offset by a decrease in deferred income on shipments to distributors of $277,000.

Net cash from investing activities

Net cash provided by investing activities for the first quarter of 2010 was $1.1 million, resulting from proceeds from the sale of TowerJazz shares.Net cash used for investing activities for the first quarter of 2009 was $5,000, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $401,000 during the rest of fiscal year 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash from financing activities

Net cash used for financing activities was $23,000 for the first quarter of 2010, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $182,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first quarter of 2010, we repaid $2.0 million of revolving debt at an interest rate of 6% and borrowed $2.0 million of revolving debt with a variable interest rate of 6%.

Net cash used for financing activities was $336,000 for the first quarter of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations. During the first quarter of 2009, we repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with a variable interest rate of 5%.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 4, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:

Operating leases	$1,393	$506	$861	$26
Wafer purchases(1)	2,490	2,490	—	—
Other purchase commitments	3,499	3,449	50	—

Total contractual cash obligations	7,382	6,445	911	26

Other commercial commitments(2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	638	395	243	—

Total commercial commitments	2,638	2,395	243	—

Total contractual obligations and commercial commitments (3)	$10,020	$8,840	$1,154	$26

(1)

Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.5 million include both firm purchase commitments and a portion of our forecasted wafer starts as of April 4, 2010.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of April 4, 2010.
(3)	Does not include unrecognized tax benefits of $71,000 as of April 4, 2010. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders or under our agreement with TowerJazz. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by the ability of these suppliers to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruptions in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2010 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 17% and 20% of total operating expenses for the first quarter of 2010 and 2009, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $73,000 in the first quarter of 2010.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz’s ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. During the first quarter of 2010, we sold 700,000 of the TowerJazz ordinary shares. In 2009 and the first quarter of 2010, we marked to market and recorded an unrealized gain of $1.1 million and $0.6 million in 2009 and the first quarter of 2010, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $1.69 per share as of the end of the first quarter of 2010.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 4, 2010, our disclosure controls and procedures were effective.

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

Our 2009 Annual Report on Form 10-K for the year ended January 3, 2010, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors. The information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Risk Factors

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

The value of our investment in TowerJazz and its corresponding wafer credits may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, TowerJazz’s financial health and TowerJazz’s ability to remain in compliance with Nasdaq listing standards. As of April 4, 2010, we held 645,000 available for sale TowerJazz ordinary shares. TowerJazz’s shares from time to time have been trading below $1.00 during the past 52 weeks, if TowerJazz does not remain in compliance with Nasdaq listing standards, or if TowerJazz’s financial position is determined to be significantly impaired, the liquidity of our investment and our ability to utilize the remaining prepaid wafer credits may be adversely affected.

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

In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. For example, between 2001 and 2002 we invested $21.3 million in equity and prepaid wafer credits to obtain guaranteed wafer fabrication capacity at TowerJazz until at least December 2010 at favorable prices. If we are unable to renew our Foundry Agreement with TowerJazz, we may experience higher prices for fabrication at TowerJazz as well as longer product lead times. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products, which would adversely affect our operating results and cash flows.

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

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of April 4, 2010 was $157.9 million. We recorded a net loss of $9.8 million in 2009, $9.4 million in 2008 and $11.1 million in 2007, and we may not return to profitability in any future periods.

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

QUICKLOGIC CORPORATION

/s/ RALPH S. MARIMON
Date: May 14, 2010	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Bylaws of Registrant.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (Item 5.03) filed May 2, 2005.