Form 10-Q
period 2010-07-04
QUICKLOGIC CORPORATION
filed 2010-08-12
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2010
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 10, 2010, the registrant had outstanding 35,922,788 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
July 4, 2010

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Revenue	$6,479	$2,911	$11,908	$7,463
Cost of revenue	2,553	1,589	4,669	3,408
Gross profit	3,926	1,322	7,239	4,055
Operating expenses:
Research and development	1,533	1,877	3,593	3,489
Selling, general and administrative	2,518	2,709	4,853	5,352
Loss from operations	(125)	(3,264)	(1,207)	(4,786)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	993	—
Interest expense	(27)	(23)	(45)	(47)
Interest income and other, net	(50)	45	(71)	(1)
Loss before income taxes	(202)	(3,242)	(330)	(4,834)
Provision for (benefit from) income taxes	13	(15)	28	(11)
Net loss	$(215)	$(3,227)	$(358)	$(4,823)
Net loss per share:
Basic	$(0.01)	$(0.11)	$(0.01)	$(0.16)
Diluted	$(0.01)	$(0.11)	$(0.01)	$(0.16)
Weighted average shares:
Basic	35,383	30,081	35,244	29,994
Diluted	35,383	30,081	35,244	29,994

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	July 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,837	$18,195
Short-term investment in TowerJazz Semiconductor Ltd.	889	868
Accounts receivable, net of allowances for doubtful accounts of $10	3,293	2,457
Inventories	2,223	2,119
Other current assets	1,064	536
Total current assets	25,306	24,175
Property and equipment, net	2,676	2,693
Investment in TowerJazz Semiconductor Ltd.	—	437
Other assets	196	296
TOTAL ASSETS	$28,178	$27,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,123	2,721
Accrued liabilities	1,006	1,108
Current portion of debt and capital lease obligations	397	249
Total current liabilities	5,526	6,078
Long-term liabilities:
Capital lease obligations, less current portion	207	264
Other long-term liabilities	116	—
Total liabilities	5,849	6,342
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 35,571 and 35,042 shares issued and outstanding, respectively	36	35
Additional paid-in capital	179,614	177,862
Accumulated other comprehensive income	805	1,130
Accumulated deficit	(158,126)	(157,768)
Total stockholders' equity	22,329	21,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,178	$27,601

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net loss	$(358)	$(4,823)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	582	914
Stock-based compensation	1,285	951
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	190	213
Write-down of inventories	73	236
Gain on TowerJazz Semiconductor Ltd. Shares	(993)	—
Loss on disposal of equipment	1	13
Changes in assets and liabilities:
Accounts receivable	(836)	278
Inventories	(177)	(378)
Other assets	(618)	228
Trade payables	(765)	43
Accrued liabilities	(96)	43
Deferred income on shipments to distributors	(6)	(271)
Other long-term liabilities	116	—
Net cash used for operating activities	(1,602)	(2,553)
Cash flows from investing activities:
Capital expenditures for property and equipment	(147)	(46)
Proceeds from sale of fixed assets	32	—
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	1,084	—
Net cash provided by (used for) investing activities	969	(46)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(4,193)	(2,517)
Proceeds from debt obligations	4,000	2,000
Proceeds from issuance of common stock	468	190
Net cash provided by (used for) financing activities	275	(327)
Net decrease in cash and cash equivalents	(358)	(2,926)
Cash and cash equivalents at beginning of period	18,195	19,376
Cash and cash equivalents at end of period	$17,837	$16,450

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation	$604	$632
Purchase of equipment included in accounts payable	$68	$189

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net loss	$(215)	$(3,227)	$(358)	$(4,823)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(200)	134	(325)	255
Total comprehensive Income (loss)	$(415)	$(3,093)	$(683)	$(4,568)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation, referenced herein as QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2010. Operating results for the three and six months ended July 4, 2010 are not necessarily indicative of the results that may be expected for the full year. Included in the second quarter of 2010 is an out of period adjustment in the amount of $78,000 that increased the loss in the quarter.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's second fiscal quarter for 2010 and 2,009 ended Sunday, July 4, 2010 and June 28, 2009, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases and a bank line of credit. As of July 4, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $17.8 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, which expires June 29, 2011, and our investment in TowerJazz Semiconductor Ltd. (formerly known as Tower Semiconductor Ltd.) with a fair value of approximately $0.9 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the rate of recovery, if any, from the global economic recession, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of our customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of our investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the covenants of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz Semiconductor Ltd., or TowerJazz, the equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic International, Inc., QuickLogic Canada Company, QuickLogic Kabushiki Kaisha and QuickLogic Software (India) Private Ltd. All inter-company transactions and balances have been eliminated in the accompanying financial statements.

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other, net in the statement of operations.

Uses of Estimates

The preparation of these consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable. The Company's investment in TowerJazz is subject to equity risk. See Note 4 for information regarding the Company's investment in TowerJazz.

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the second quarter of 2010 from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2010, except as described below. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed with the Securities Exchange Commission, or SEC, on March 12, 2010.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued amended guidance on fair value measurements and disclosures. The new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. It also amends disclosures about post retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, the Company adopted this amendment in the quarter ended April 4, 2010, except for the additional Level 3 requirements which will be adopted in 2011. See Note 7 - Fair Value Measurements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 4, 2010.

In April 2010, the FASB's EITF issued new authoritative guidance addressing the milestone method of revenue recognition. The guidance provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive: (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (2) related solely to past performance; and (3) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company will adopt the new guidance addressing certain milestone method of revenue recognition in the third quarter of fiscal 2010 beginning July 5, 2010 and the adoption is not expected to have any material impact on our condensed consolidated financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 3 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net loss per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

For the second quarter and the first half of 2010 and 2009, 9.5 million and 9.5 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the first quarter of fiscal year 2010, the Company sold 700,000 of the TowerJazz ordinary shares. As of July 4, 2010, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $0.8 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.38 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of July 4, 2010 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold at least 450,000 of the TowerJazz ordinary shares until the end of 2010 in order to receive preferred product pricing under the agreements with TowerJazz and has recorded these shares as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. During 2008, the Company assessed the value of its TowerJazz wafer credit and incurred a long-lived asset impairment of $1.3 million. During the third quarter of 2009, the Company assessed the value of its TowerJazz wafer credit and incurred a long-lived asset impairment of $150,000. As of July 4, 2010, the net prepaid wafer credits balance after impairment and amortization was $64,000. The Company has guaranteed capacity at TowerJazz through December 2010. These credits can be applied toward wafer purchases from TowerJazz at 15% of the value of purchases made through 2010.

Note 5 — Balance Sheet Components

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	As of
	July 4, 2010	January 3, 2010
	(in thousands)
Inventories:
Raw materials	$3	$3
Work-in-process	1,999	1,889
Finished goods	221	227
	$2,223	$2,119
Other current assets:
Prepaid expenses	$909	$390
Other	155	146
	$1,064	$536
Property and equipment:
Equipment	$12,618	$12,317
Software	8,586	8,451
Furniture and fixtures	769	780
Leasehold improvements	800	800
	22,773	22,348
Accumulated depreciation and amortization	(20,097)	(19,655)
	$2,676	$2,693
Other assets:
Prepaid wafer credits	$—	$254
Other	196	42
	$196	$296
Accrued liabilities:
Employee related accruals	$759	$858
Other	247	250
	$1,006	$1,108

Note 6 — Obligations

	As of
	July 4, 2010	January 3, 2010
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	604	513
	2,604	2,513
Current portion of debt and capital lease obligations	(2,397)	(2,249)
	$207	$264

Revolving Line of Credit

In June 2010, the Company entered into the Sixth Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The terms of the amended agreement include a $6 million revolving line of credit available through June 2011, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

LIBOR plus the LIBOR rate margin, as the case may be.

During the second quarter of 2010, the Company repaid $2.0 million of revolving debt at an interest rate of 6% and borrowed $2.0 million of revolving debt with an interest rate of 4.5% as of July 4, 2010.

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, except as noted above, the Company must maintain a minimum tangible net worth of at least $15 million, adjusted quick ratio of 2 to 1 and a minimum cash balance of at least $8 million with Silicon Valley Bank. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of the current reporting period.

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of July 4, 2010, $214,000 was outstanding under the capital lease, of which $141,000 was classified as a current liability.
In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of, approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of July 4, 2010, $390,000 was outstanding under the capital lease, of which $256,000 was classified as a current liability.

Note 7 — Fair Value Measurements

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

The authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company's own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•
Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•
Level 3 - Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 4, 2010, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	As of July 4, 2010				As of January 3, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$14,120	$14,120	$—	$—	$14,369	$14,369	$—	$—
Investment in TowerJazz Semiconductor Ltd.	889	889	—	—	1,305	1,305	—	—
Total assets	$15,009	$15,009	$—	$—	$15,674	$15,674	$—	$—
_________________

(1)            Money market funds which were invested in a U.S. Treasury money market fund, are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of July 4, 2010 and January 3, 2010.

As of July 4, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

Note 8 — Employee Stock Plans

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company's stockholders on April 22, 2009. As of July 4, 2010, approximately 3.7 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted by the Board of Directors in March 2009 and approved by the Company's stockholders on April 22, 2009. The Company has reserved 2.3 million shares for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, for future offering periods the participant's purchase price will be the lower of (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 9 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the second quarter of 2010 and 2009 was as follows (in thousands):

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cost of revenue	$39	$71	$86	$122
Research and development	180	138	355	226
Selling, general and administrative	414	358	844	603
Total costs and expenses	$633	$567	$1,285	$951

The amount of stock-based compensation included in inventories for the second quarter of 2010 and 2009 was not significant.

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Expected term (years)	5.42	5.15	5.42	5.14
Risk-free interest rate	2.40%	1.98%	2.40%	1.97%
Expected volatility	58.01%	51.04%	58.02%	51.00%
Expected dividend	—	—	—	—

The weighted average estimated fair value for options granted during the second quarter of 2010 and 2009 were $1.48 and $0.75 per option, respectively. The weighted average estimated fair value for options granted during the first half of 2010 and 2009 was $1.48 and $0.74 per option, respectively. As of July 4, 2010, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.7 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.79 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of July 4, 2010:

Shares Available for Grant
(in thousands)
Balance at January 3, 2010	2,619
Authorized	—
Options granted	(1,739)
Options forfeited or expired	586
RSUs granted	(168)
RSUs forfeited or expired	—
Balance at July 4, 2010	1,298

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first half of 2010:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2010	8,331	$3.37
Granted	1,739	2.79
Forfeited or expired	(586)	9.62
Exercised	(308)	1.49
Balance outstanding at July 4, 2010	9,176	$2.92	6.49	$5,094
Exercisable at July 4, 2010	5,144	$3.46	4.51	$1,908
Vested and expected to vest at July 4, 2010	8,613	$2.96	6.31	$4,698

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.94 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first half of 2010 was $409,000. Total cash received from employees as a result of employee stock option exercises during the first half of 2010 was approximately $458,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position. There were no stock option exercises during the first half of 2009. Total stock-based compensation related to stock options were $418,000 and $793,000 for the second quarter and first half of 2010, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the first quarter of 2010, the Company granted RSUs under the 2009 Plan, in lieu of cash compensation, that vest in one tranche on May 11, 2010. Total stock-based compensation related to RSUs was $178,000 and $407,000 for the second quarter and first half of 2010. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company's RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2010	—	$—
Granted	168	2.43
Vested	(168)	2.43
Forfeited	—	—
Nonvested at July 4, 2010	—	$—

As of July 4, 2010, all RSUs are fully vested.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the second quarter of 2010 and 2009 was $1.03 and $0.63 per right, respectively.

As of July 4, 2010, 2,031,000 shares under the 2009 ESPP remained available for issuance. For the second quarter and

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

first half of 2010, the Company recorded compensation expense related to the ESPP of $37,000 and $85,000, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.22%	0.29%	0.22%	0.29%
Expected volatility	65.00%	126.98%	65.00%	126.98%
Expected dividend	—	—	—	—

As of July 4, 2010, the unrecognized stock-based compensation expense relating to the Company's ESPP was $27,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10 — Income Taxes

In the second quarter of 2010 and 2009, the Company recorded an income tax expense of $13,000 and an income tax benefit of $15,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits. In the first half of 2010 and 2009, the Company recorded an income tax expense of $28,000 and an income tax benefit of $11,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits.

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

The Company had approximately $72,000 and $70,000 of unrecognized tax benefits at July 4, 2010 and January 3, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 4, 2010, the Company had approximately $17,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992. It is reasonably possible that the Company's unrecognized tax benefits could decrease by $32,000 within the next twelve months, depending on the outcome of certain statutes of limitation in foreign jurisdictions.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue by product line (1):
New products	$2,297	$816	$4,371	$1,474
Legacy products	4,182	2,095	7,537	5,989
Total revenue	$6,479	$2,911	$11,908	$7,463
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue by geography:
United States	$2,054	$1,245	$4,174	$3,455
Europe	854	564	1,883	1,561
Taiwan	143	16	194	11
Japan	727	449	1,402	815
China	2,021	353	3,031	673
Rest of North America	84	111	269	328
Rest of Asia Pacific	596	173	955	620
Total revenue	$6,479	$2,911	$11,908	$7,463

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Distributor “A”	25%	19%	25%	25%
Distributor “B”	12%	20%	10%	16%
Distributor “C”	*	11%	*	*
Distributor “D”	25%	*	20%	*
Customer “B”	10%	*	*	14%
_________________

*    Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 4, 2010	January 3, 2010
Distributor “A”	24%	15%
Distributor “C”	11%	*
Distributor “D”	30%	35%
_________________

*    Represents less than 10% of accounts receivable as of the date presented.

As of July 4, 2010, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Certain of the Company's wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of July 4, 2010 and January 3, 2010, the Company had $3.2 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases, with an option to renew, its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense for the second quarter of 2010 and 2009 was approximately $118,000 and $145,000, respectively, and rent

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

expense for the first half of 2010 and 2009 was approximately $237,000 and $290,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Remainder of 2010	$277
2011	536
2012	471
2013	40
2014 and thereafter	—
$1,324

Note 13 — Litigation

Initial Public Offering Securities Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic's initial public offering, QuickLogic and some of QuickLogic's officers and directors. The complaint alleges excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic's initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased QuickLogic's stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against QuickLogic, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92, or IPO Securities Litigation.

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. In addition, the Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals. The Company has not accrued any amount related to the proposed settlement because the amount is not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing; and using, selling or offering to sell products that infringe patent number 5,913,028 (the “ '028 Patent”) The '028 Patent pertains to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants' infringement and treble damages based on defendants' copying and willful infringement of the '028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. The Company believes it has meritorious defenses and intends to defend the action vigorously.

No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and, accordingly, the Company has not recorded a liability.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Note 14 — Restructuring Charges

In April 2008, the Company decided to outsource certain development functions that were previously performed in-house. This reorganization resulted in a headcount reduction of approximately 13% of employees worldwide. In June 2008, the Company announced the completion of its CSSP focused operational realignment which included an additional 17% reduction in headcount worldwide, resulting in a total reduction in worldwide headcount of approximately 30%. The purpose of the operational realignment was to lower fixed costs in order to conserve cash, to reduce the Company's break-even revenue level and enable a quicker return to profitability, to provide optimal profitability scaling with revenue growth and to provide greater headroom for discretionary costs to enable new product revenue growth. Our restructuring liabilities are included in the “Accrued Liabilities” line item in our consolidated balance sheets as of July 4, 2010 and January 3, 2010. The remaining balance was paid out as of July 4, 2010.

Note 15 — Subsequent Events

In July 2010, the Company repaid $2.0 million of revolving debt at an interest rate of 4.5%.

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to extend battery life in and improve the visual experience with their mobile consumer and mobile enterprise products. We are a fabless semiconductor company that designs, markets and supports primarily, Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink®, ArcticLinkII, EclipseTM II, PolarPro®, PolarPro II, and QuickPCI® II (all of which fall into our new product category). Our legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and design software.

We market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products. The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products.

Our target mobile markets include:

•
Cellular - including Smartphones.

•
Computing - including (i) Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Cloudbooks, Tablets, Ultra Mobile PCs, or UMPCs, and 3G USB broadband data cards and (ii) Mobile Enterprise applications such as USB secure authenticated data cards, personal digital assistants, or PDAs, portable thermal imaging printers, and handheld point-of-sales, or POS, terminals.

•
Consumer Electronics - including E-Readers, portable media players, or PMPs, and personal navigation devices, or PNDs.

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

During the third quarter of 2009, we introduced the latest in our family of Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, enabled solution platforms - ArcticLink II VX2 and VX4. The engineering validation has been completed for both platforms and the Company expects both platforms to go into production during the third quarter of 2010. CSSPs delivered from the VX2 and VX4 solution platforms will specifically address the power consumption and battery

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

life issues associated with the market trend for larger, higher resolution displays in mobile products. iSuppli, a market research company, predicts global semiconductor revenue in 2010 to rise to $300.3 billion, with revenue set to rise to $300.3 billion, up 30.6% from $229.9 billion in 2009. Consumer products, particularly in the wireless communications sector, are a strong driver for semiconductor sales. Moreover, the needs of the consumer market have a unique set of requirements. One important trend in the consumer market continues to be towards mobile, handheld devices.

Trends in the rapidly growing sub-segments of the consumer market in which we participate include:

•
Mobile, Handheld Devices: Pyramid Research predicts that the Smartphone segment will capture 37% of the worldwide cell phone market by 2014, a leap from 16% in 2009. Pyramid is predicting more than 1.8 billion Smartphones will be sold over the next five years and the Smartphone segment is predicted to be one of the higher growth segments during the current economic downturn. According to figures from researchers at the NPD Group, Android-based handsets accounted for 28% of Smartphone shipments in the US in the first quarter of 2010, ahead of Apple's iPhone. During the first quarter of 2010, QuickLogic announced that it had successfully verified the first complete display controller solution using the Mobile Display Data Interface (MDDI) Type 2 interface for Smartbook, Smartphone, Cloudbook and Tablet applications using Qualcomm chipsets and running the Android operating system. The solution is implemented on an ArcticLink II VX4C solution platform, which includes QuickLogic's VEE and DPO technologies. This allows developers to deliver smoother, more fluid-like movement for multimedia and high-resolution gaming applications. According to Samsung Mobile Display, the world's number one maker of active-matrix OLEDs, “OLED screens could appear on 50% of all mobile phones within the next five years.” To address this industry trend, in April 2010, QuickLogic announced the verification of QuickLogic's VEE and DPO technology with OLED displays. VEE technology greatly enhances the viewability of OLED displays under challenging conditions such as low brightness modes or bright ambient light by dynamically optimizing video characteristics to provide a better user experience. Working in concert with VEE, QuickLogic's DPO technology allows for display brightness to be lowered, consuming less power and extending battery life.

•
Netbook/Smartbook/Cloudbook/Tablet Category: The Information Network, a market research company, predicts shipments of the combined Netbook, Smartbook and Cloudbook category will more than quadruple by 2012, rising to 96 million units, up from 23.5 million in 2009. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and internet experience of notebooks with the day-long battery life of multimedia and Smartphones. During the third quarter of 2009, we announced the availability of a CSSP containing our VEE technology tailored to Intel Atom-based Netbooks that enabled reduced display backlight, delivering longer battery life to the consumer. Also in the third quarter of 2009, we announced a series of new Proven System Blocks, or PSBs, targeted at augmenting the functionality of ARM-based processors in Smartbooks and Cloudbooks including an I2C master controller, a pulse width modulator (PWM), a PS2 controller, and a low-power matrix keyboard controller. These new PSBs will be used by QuickLogic to deliver CSSPs for Smartbooks, Cloudbook and Tablets. Our DPO technology specifically addresses the power consumption issues associated with the large displays used in the high growth Smartbook, Cloudbooks and Tablet segments, whereas our VEE technology will be used to address the challenges of viewing multimedia content in bright sunlight viewing conditions. In July of 2010, we announced a collaboration with Texas Advanced Optoelectronic Solutions, Inc. (TAOS) whereby QuickLogic validated and approved the TAOS ambient light sensor products for use on QuickLogic's reference designs platforms. This collaboration will provide OEMs and ODMs a pre-verified starting point for managing backlight power and bright sunlight viewability through the use of QuickLogic and TAOS hardware and software.

•
USB-Based 3G Broadband Data Cards: Consumer demand for USB -based 3G data cards are expected to reach nearly 67 million units in 2010, according to the market research firm ABI Research. These data cards enable consumers to connect their Notebook, Netbook, Smartbook, Cloudbook or PC to the cellular network as a broadband Internet connection. A market trend in USB-Based 3G data cards is for operators to allow consumers to plug microSD memory cards into the modem. To help one of our partners, Icera Inc., quickly address this industry trend, QuickLogic developed multiple CSSPs that enable either microSD or High Speed USB, or both for adopters of Icera's 3G USB modem reference designs. In the first quarter of 2010, QuickLogic announced that its CSSPs are being adopted by Option® Wireless in a line of 3G Cat9 (10.1 Mbps) and Cat10 (14.4 Mbps) HSDPA USB modems - based on the Icera chipset - for wireless communications over cellular networks. Underlying industry trends affecting the large market for mobile

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they are demanding the same advantages in their professional lives while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products that have a small form factor and maximize battery life will also be evident in other segments such as industrial, medical and military.

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. Besides the global economic condition and competition in the semiconductor market, there are two other factors affecting our future growth: the rate at which we can increase revenue through the success of our CSSP strategy and an expected decline in revenue from end-of-life products. Accordingly, we expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to achieve profitability while we continue to invest in the development, sales and marketing of our new silicon solution platforms, PSBs, and CSSPs. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our legacy products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

As a cash conservation measure, we implemented a salary reduction plan for the second half of 2009 and first half of 2010. As a result, except for our CEO who took a 20% reduction, all executives and most of our other employees took a 10% reduction in cash based compensation. In lieu of cash based compensation, participating employees received grants of restricted stock units in July 2009 and again in February 2010 representing 10%, and in the case of our CEO, 20%, of each employee's salary for the remainder of the year. In connection with the Company's cash conservation program, each of our directors received a grant of fully vested RSUs in lieu of cash compensation equal to 20% of his/her base compensation payable for each of the third and fourth quarters of fiscal year 2009 and first and second quarters of 2010.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	39.4%	54.6%	39.2%	45.7%
Gross profit	60.6%	45.4%	60.8%	54.3%
Operating expenses:
Research and development	23.7%	64.5%	30.2%	46.8%
Selling, general and administrative	38.9%	93.0%	40.8%	71.7%
Loss from operations	(2.0)%	(112.1)%	(10.2)%	(64.2)%
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	8.3%	—
Interest expense	(0.4)%	(0.8)%	(0.4)%	(0.6)%
Interest income and other, net	(0.8)%	1.5%	(0.6)%	—
Loss before income taxes	(3.2)%	(111.4)%	(2.9)%	(64.8)%
Provision for (benefit from) income taxes	0.2%	(0.5)%	0.2%	(0.1)%
Net loss	(3.4)%	(110.9)%	(3.1)%	(64.7)%
_________________

(1)    The second quarter of 2009 includes $58,000 of costs for the write-down of inventories and related charges, which represents 2.0% of revenue. The first half of 2010 and the first half of 2009 include $73,000 and $236,000, respectively, of costs for the write-down of inventories and related charges, which represents 0.6% and 3.2% of revenue, respectively.

Three Months Ended July 4, 2010 and June 28, 2009

Revenue

The table below sets forth the changes in revenue for the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,297	35%	$816	28%	$1,481	181%
Legacy products	4,182	65%	2,095	72%	2,087	100%
Total revenue	$6,479	100%	$2,911	100%	$3,568	123%

_________________

(1)   For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

We continued production shipments of new CSSPs to the mobile enterprise segment during the second quarter of 2010. The increase in legacy product revenue primarily resulted from the increase in customer demand for pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 10% and 8% of total revenue in the second quarters of 2010 and 2009, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing new products,especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

market segment, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$6,479	100%	$2,911	100%	$3,568	123%
Cost of revenue	2,553	39%	1,589	55%	964	61%
Gross Profit	$3,926	61%	$1,322	45%	$2,604	197%

The $2.6 million increase in gross profit in the first half of 2010 as compared to the first half of 2009 was mainly due to the increase in revenue in the second quarter of 2010 as compared to the second quarter of 2009. The second quarter 2010 revenue increase was due to a change in product mix towards legacy products which carry higher gross margins than new products; a reduction of excess and obsolescence write-downs in the second quarter of 2010 as compared to the second quarter of 2009; and a change to favorable purchase price variances in the second quarter of 2010 from unfavorable purchase price variances in the second quarter of 2009. The sale of previously reserved inventories contributed $112,000, or 1.7% of revenue, to gross profit in the second quarter of 2010 and $94,000, or 3.2% of revenue, in the second quarter of 2009. The amortization of TowerJazz prepaid wafer credit increased our cost of revenue by $64,000 in the second quarter of 2009 and none in the second quarter of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,533	24%	$1,877	65%	$(344)	(18)%
SG&A expense	2,518	39%	2,709	93%	(191)	(7)%
Total operating expenses	$4,051	63%	$4,586	158%	$(535)	(12)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $344,000 decrease in R&D expenses in the second quarter of 2010 as compared to the second quarter of 2009 is attributable primarily to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

$509,000 or 76% decrease in third party chip design costs;and a $38,000 or 31% decrease in depreciation due to decrease in leased software. These decreases were partially offset by an increase of $123,000 or 30% in compensation expenses due to a higher headcount; a $33,000 or 185% increase in travel and entertainment; a $41,000 or 30% increase in stock-based compensation. The increase in stock-based compensation expenses was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $191,000 decrease in SG&A expenses in the second quarter of 2010 as compared to the second quarter of 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $288,000 or 21% decrease in compensation expenses as a result of headcount reductions; a $80,000 or 20% decrease in occupancy costs; a $50,000 or 86% decrease in depreciation expenses; and a $30,000 or 30% decrease in equipment and supplies. These decreases were partially offset by a $197,000 or 35% increase in outside services which include sales commissions and legal costs and a $57,000 or 16% increase in stock-based compensation. The increase in stock-based compensation expense was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation (20% in the case of the Company's CEO).

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in Interest and Other Income (Expense), net, for the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended		Change
	July 4, 2010	June 28, 2009	Amount	Percentage

Interest expense	$(27)	$(23)	$(4)	17%
Interest income and other, net	(50)	45	(95)	(211)%
	$(77)	$22	$(99)	(450)%

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.6 million in the second quarter of 2010 from $3.1 million in the second quarter of 2009. The decrease in interest income and other, net was due primarily to the interest rate decrease and foreign exchange losses in the second quarter of 2010 as compared to the second quarter of 2009.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 (in thousands, except percentage data):

	Three Months Ended		Change
	July 4, 2010	June 28, 2009	Amount	Percentage
Provision for (benefit from) income taxes	$13	$(15)	$28	(187)%

The provision for (benefit from) income taxes for the second quarters of 2010 and 2009 are primarily for our foreign

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the second quarter of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Six Months Ended July 4, 2010 and June 28, 2009

Revenue

The table below sets forth the changes in revenue for the six months ended July 4, 2010 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,371	37%	$1,474	20%	$2,897	197%
Legacy products	7,537	63%	5,989	80%	1,548	26%
Total revenue	$11,908	100%	$7,463	100%	$4,445	60%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

In the first quarter of 2010, we began production shipments of new CSSPs to the mobile enterprise segment. We continued the shipments of CSSPs to the mobile consumer market during the second quarter of 2010. The increase in legacy product revenue primarily resulted from the increase in customer demand for pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 9% and 14% of total revenue in the first half of 2010 and 2009, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

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

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 4, 2010 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Six Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$11,908	100%	$7,463	100%	$4,445	60%
Cost of revenue	4,669	39%	3,408	46%	1,261	37%
Gross Profit	$7,239	61%	$4,055	54%	$3,184	79%

The $3.2 million increase in gross profit in the first half of 2010 as compared to the first half of 2009 was mainly due to the increase in revenue in the first half of 2010 as compared to the first half of 2009. The first half of 2010 revenue increase was due to a change in product mix towards legacy products which carry higher gross margins than new products; a reduction of excess and obsolescence write-downs in the first half of 2010 as compared to the first half of 2009; and a change to favorable purchase price variances in the first half of 2010 from unfavorable purchase price variances in the first half of 2009. The sale of previously reserved inventories contributed $300,000, or 2.5% of revenue, to gross profit in the first half of 2010 and $215,000 or 2.9% of revenue, in the first half of 2009. The amortization of TowerJazz prepaid wafer credit increased our cost of revenue by $157,000 in the first half of 2009 and none in the first half of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 4, 2010 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended
	July 4, 2010		June 28, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,593	30%	$3,489	47%	$104	3%
SG&A expense	4,853	41%	5,352	72%	(499)	(9)%
Total operating expenses	$8,446	71%	$8,841	119%	$(395)	(4)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $104,000 increase in R&D expenses in the first half of 2010 as compared to the first half of 2009 is attributable primarily to a $258,000 or 99% increase in purchased IP; a $194,000 or 22% increase in compensation expenses as a result of additional headcount; a $127,000 or 56% increase in stock-based compensation expenses; a $56,000 or 99% increase in travel and entertainment. These increases were partially offset by a decrease of $508,000 in outside services due to a reduced level of third party chip design costs; a $61,000 or 9% decrease in allocation expenses for facility; and other corporate costs. The increase in stock-based compensation expenses was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $499,000 decrease in SG&A expenses in the first half of 2010 as compared to the first half of 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $780,000 or 27% decrease in compensation expenses due to headcount reduction; a $113,000 or 15%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

decrease in occupancy costs; a $104,000 or 85% decrease in depreciation expenses; and a $50,000 or 25% decrease in equipment and supplies. These decreases were partially offset by a $265,000 or 25% increase in outside services which include sales commissions and legal costs; a $243,000 or 40% increase in stock-based compensation; a $29,000 or 8% increase in travel and entertainment; $14,000 or 2% increase in allocations for facility; and other corporate costs. The increase in stock-based compensation expense was due to the issuance of RSUs to employees in lieu of 10% of their cash compensation (20% in the case of the Company's CEO)

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in Interest and Other Income (Expense), net, for the six months ended July 4, 2010 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended		Change
	July 4, 2010	June 28, 2009	Amount	Percentage
Gain on sale of TowerJazz Semiconductor Ltd. Shares	$993	$—	$993	—%
Interest expense	(45)	(47)	2	(4)%
Interest income and other, net	(71)	(1)	(70)	7,000%
	$877	$(48)	$925	(1,927)%

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $2.6 million in the first half of 2010 from $2.9 million in the first half of 2009. The decrease in interest income and other, net was due primarily to interest rate decrease and foreign exchange losses in the first half of 2010 as compared to the first half of 2009.

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

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the six months ended July 4, 2010 as compared to the six months ended June 28, 2009 (in thousands, except percentage data):

	Six Months Ended		Change
	July 4, 2010	June 28, 2009	Amount	Percentage
Provision for (benefit from) Income Taxes	$28	$(11)	$39	(355)%

The provision for (benefit from) income taxes for the first half of 2010 and 2009 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of the first half of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, our bank line of credit and cash flows from operations. As of July 4, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $17.8 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in TowerJazz with a market value of approximately $0.9 million. As of July 4, 2010, there is no material difference between the fair value and the carrying amount of the debt

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2 to 1.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $0.6 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt facility runs until June 2011. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. During the first half of 2010, we sold 700,000 shares of the TowerJazz ordinary shares. As of July 4, 2010, our investment in TowerJazz had a market value of approximately $0.9 million. We intend to hold 450,000 shares as a short term investment in order to obtain preferred wafer pricing from TowerJazz.

Net cash from operating activities

Net cash used for operating activities was $1.6 million in the first half of 2010. The cash used for operating activities resulted from the net loss in the first half of 2010 as well as changes in working capital. The net loss of $358,000 included non-cash charges of $1.1 million which consist of the gain on the sale of TowerJazz shares of $993,000, stock-based compensation of $1.3 million, depreciation and amortization of $582,000, utilization of wafer credits of $190,000, and a write-down of inventory of $73,000. The changes in the working capital accounts included an increase in accounts receivable of $836,000, an increase in inventories of $177,000, an increase in other assets of $618,000, and a decrease in trade payable of $765,000 due to the timing of expenditures. These cash uses in the working capital accounts were partially offset by an increase in other long term liabilities of $116,000.

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

Net cash from investing activities

Net cash provided by investing activities for the first half of 2010 was $1.0 million, resulting from proceeds from the sale of TowerJazz shares of $1.1 million, partially offset by $147,000 in capital expenditures made primarily to acquire manufacturing equipments.

Net cash used for investing activities for the first half of 2009 was $46,000, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $380,000 during the remainder of fiscal year 2010.

Net cash from financing activities

Net cash provided by financing activities was $275,000 for the first half of 2010, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $468,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first half of 2010, we repaid $4.0 million of revolving debt at an interest rate of 6% and borrowed $2.0 million of revolving debt with an interest rate of 6% in Q1 2010 and $2.0 million of revolving debt with an interest rate of 4.5% in Q2 2010.

Net cash used for financing activities was $327,000 for the first half of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $190,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first half of 2009, we repaid $2.0 million of revolving debt and borrowed $2.0 million of revolving debt with an interest rate of 6.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 4, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,324	$549	$759	$16
Wafer purchases (1)	3,153	3,153	—	—
Other purchase commitments	2,326	2,326	—	—
Total contractual cash obligations	6,803	6,028	759	16
Other commercial commitments (2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	604	397	207	—
Total commercial commitments	2,604	2,397	207	—
Total contractual obligations and commercial commitments (3)	$9,407	$8,425	$966	$16
_________________

(1)     Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.2 million include both firm purchase commitments and a portion of our forecasted wafer starts as of July 4, 2010.

(2)    Other commercial commitments are included as liabilities on our balance sheets as of July 4, 2010.

(3)    Does not include unrecognized tax benefits of $72,000 as of July 4, 2010. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders or under our agreement with TowerJazz. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by the ability of these suppliers to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruptions in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2010 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 17% and 18% of total operating expenses for the first half of 2010 and 2009, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $141,000 in the first half of 2010.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. During the first quarter of 2010, we sold 700,000 of the TowerJazz ordinary shares. In the first half of 2010 and 2009, we marked to market and recorded an unrealized loss of $0.3 million and an unrealized gain of $0.2 million, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $1.38 per share as of the end of the second quarter of 2010.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of July 4, 2010, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our 2009 Annual Report on Form 10-K for the year ended January 3, 2010, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors. The information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

Risk Factors

Our future results depend on our relationship with TowerJazz

TowerJazz is the primary manufacturer of our new products. Between 2001 and 2002, we invested $21.3 million in equity and prepaid wafer credits to obtain guaranteed wafer fabrication capacity at TowerJazz through December 2010. Our inability to extend the current terms and conditions of our Foundry Agreement beyond December 2010, may cause us to experience higher prices for fabrication at TowerJazz as well as longer product lead times. In addition, we believe that TowerJazz’s long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government’s Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where TowerJazz’s fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, TowerJazz’s financial condition, or other factors may adversely impact TowerJazz’s business prospects and may discourage future investments in TowerJazz from outside sources. If TowerJazz is unable to produce wafers, we will have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets and the value of our wafer credits, damage our liquidity and severely harm our business.

The value of our investment in TowerJazz may be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, TowerJazz’s financial health and TowerJazz’s ability to remain in compliance with Nasdaq listing standards. As of July 4, 2010, we held 645,000 available for sale TowerJazz ordinary shares. During the past 52 weeks, the TowerJazz shares have, from time to time, traded below $1.00. If TowerJazz does not remain in compliance with Nasdaq listing standards, or if TowerJazz’s financial position is determined to be significantly impaired, the liquidity of our investment may be adversely affected.

We have a history of losses and cannot assure you that we will again be profitable in the future

We incurred significant losses to date. Our accumulated deficit as of July 4, 2010 was $158.1 million. We recorded a net loss of $9.8 million in 2009, $9.4 million in 2008 and $11.1 million in 2007, and we may not return to profitability in any future periods.

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
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed May 2, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	August 12, 2010	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed May 2, 2005.