Form 10-Q
period 2010-10-03
QUICKLOGIC CORPORATION
filed 2010-11-12
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of November 10, 2010, the registrant had outstanding 36,228,287 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
October 3, 2010

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	$7,333	$3,332	$19,241	$10,795
Cost of revenue	2,636	2,186	7,305	5,594
Long-lived asset impairment	—	150	—	150
Gross profit	4,697	996	11,936	5,051
Operating expenses:
Research and development	1,817	1,400	5,410	4,889
Selling, general and administrative	2,535	2,525	7,388	7,877
Income (loss) from operations	345	(2,929)	(862)	(7,715)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	993	—
Interest expense	(12)	(31)	(57)	(78)
Interest income and other, net	25	(30)	(46)	(31)
Income (loss) before income taxes	358	(2,990)	28	(7,824)
Provision for (benefit from) income taxes	(192)	7	(164)	(4)
Net income (loss)	$550	$(2,997)	$192	$(7,820)
Net Income (loss) per share:
Basic	$0.02	$(0.10)	$0.01	$(0.26)
Diluted	$0.01	$(0.10)	$0.01	$(0.26)
Weighted average shares:
Basic	35,634	30,322	35,436	30,104
Diluted	38,711	30,322	37,911	30,104

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	October 3, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,153	$18,195
Short-term investment in TowerJazz Semiconductor Ltd.	870	868
Accounts receivable, net of allowances for doubtful accounts of $15 and $10, respectively	4,009	2,457
Inventories	2,641	2,119
Other current assets	860	536
Total current assets	27,533	24,175
Property and equipment, net	2,505	2,693
Investment in TowerJazz Semiconductor Ltd.	—	437
Other assets	195	296
TOTAL ASSETS	$30,233	$27,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,000	$2,000
Trade payables	2,419	2,721
Accrued liabilities	1,028	1,108
Current portion of debt and capital lease obligations	406	249
Total current liabilities	5,853	6,078
Long-term liabilities:
Capital lease obligations, less current portion	37	264
Other long-term liabilities	119	—
Total liabilities	6,009	6,342
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 36,011 and 35,042 shares issued and outstanding, respectively	36	35
Additional paid-in capital	181,187	177,862
Accumulated other comprehensive income	577	1,130
Accumulated deficit	(157,576)	(157,768)
Total stockholders' equity	24,224	21,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,233	$27,601

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net income (loss)	$192	$(7,820)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	910	1,347
Stock-based compensation	1,853	1,809
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	126	278
Write-down of inventories	90	467
Long-lived asset impairment	—	261
Gain on TowerJazz Semiconductor Ltd. Shares	(993)	—
Tax effect on other comprehensive income	(209)	—
Gain/loss on disposal of equipment	18	—
Write-off of equipment	8	—
Bad debt expense	5	—
Changes in assets and liabilities:
Accounts receivable	(1,557)	(235)
Inventories	(612)	(411)
Other assets	(349)	337
Trade payables	(85)	(76)
Accrued liabilities	(81)	(360)
Deferred income	1	(275)
Other long-term liabilities	119	—
Net cash used for operating activities	(564)	(4,678)
Cash flows from investing activities:
Capital expenditures for property and equipment	(696)	(89)
Proceeds from sale of fixed assets	15	—
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	1,084	—
Net cash provided by (used for) investing activities	403	(89)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(6,354)	(6,819)
Proceeds from debt obligations	6,000	6,000
Proceeds from issuance of common stock	1,473	96
Net cash provided by (used for) financing activities	1,119	(723)
Net increase/(decrease) in cash and cash equivalents	958	(5,490)
Cash and cash equivalents at beginning of period	18,195	19,376
Cash and cash equivalents at end of period	$19,153	$13,886

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation	$443	$513
Purchase of equipment included in accounts payable	$55	$220

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income (loss)	$550	$(2,997)	$192	$(7,820)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(228)	807	(553)	1,062
Total comprehensive Income (loss)	$322	$(2,190)	$(361)	$(6,758)

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2010. Operating results for the three and nine months ended October 3, 2010 are not necessarily indicative of the results that may be expected for the full year.

Included within the three month and nine month period ended October 3, 2010 were out of period adjustments in the amount of $209,000 (relating to provision for income taxes) and $131,000 that had the effect of increasing net income for those periods.  The adjustments were related to prior periods and are not considered to be material to either the interim or annual periods to which they relate or the period in which the adjustments were recorded.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's third fiscal quarter for 2010 and 2,009 ended Sunday, October 3, 2010 and September 27, 2009, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, and a bank line of credit. As of October 3, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $19.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, which expires June 29, 2011, and our investment in TowerJazz Semiconductor Ltd. (formerly known as Tower Semiconductor Ltd.), or TowerJazz, with a fair value of approximately $0.9 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the rate of recovery, if any, from the global economic recession, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of our customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of our investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the covenants of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz , the equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic Canada Company, QuickLogic International, Inc., QuickLogic Kabushiki Kaisha and QuickLogic Software (India) Private Ltd. All inter-company transactions and balances have been eliminated in the accompanying interim condensed financial statements.

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

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the third quarter of 2010 from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2010. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed with the Securities Exchange Commission, or SEC, on March 12, 2010.

Note 3 — Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

For the third quarter and the first nine months of 2010, options for the purchase of 617,000 common shares, respectively, were excluded from the weighted average diluted shares outstanding calculation, because their effect was anti-dilutive. For the third quarter and the first nine months of 2009, 9.5 million common shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during 2009.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the first quarter of fiscal year 2010, the Company sold 700,000 of the TowerJazz ordinary shares. As of October 3, 2010, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $0.6 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.35 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of October 3, 2010 was determined based on “Level 1” inputs as described in Note 7. The Company plans to continue to hold at least 450,000 of the TowerJazz ordinary shares until the end of 2010 in order to receive preferred product pricing under the agreements with TowerJazz and has recorded these shares as a short-term investment on the balance sheets.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment.  Subsequently, the Company has utilized $1.8 million of these credits and impaired their value by $2.9 million.  The Company has guaranteed capacity at TowerJazz through December 2010. These credits can be applied toward wafer purchases from TowerJazz at 15% of the value of purchases made through 2010.  As of October 3, 2010, the Company had a zero carrying value for these wafer credits.

Note 5 — Balance Sheet Components

	As of
	October 3, 2010	January 3, 2010
	(in thousands)
Inventories:
Raw materials	$19	$3
Work-in-process	2,406	1,889
Finished goods	216	227
	$2,641	$2,119
Other current assets:
Prepaid expenses	$707	$390
Other	153	146
	$860	$536
Property and equipment:
Equipment	$12,285	$12,317
Software	7,067	8,451
Furniture and fixtures	769	780
Leasehold improvements	760	800
	20,881	22,348
Accumulated depreciation and amortization	(18,376)	(19,655)
	$2,505	$2,693
Other assets:
Prepaid wafer credits	$—	$254
Other	195	42
	$195	$296
Accrued liabilities:
Employee related accruals	$776	$858
Other	252	250
	$1,028	$1,108

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	October 3, 2010	January 3, 2010
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$2,000	$2,000
Capital leases	443	513
	2,443	2,513
Current portion of debt and capital lease obligations	(2,406)	(2,249)
	$37	$264

Revolving Line of Credit

In June 2010, the Company entered into the Sixth Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The terms of the amended agreement include a $6 million revolving line of credit available through June 2011, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the third quarter of 2010, the Company repaid and borrowed $2.0 million of revolving debt with an interest rate of 4.5%.

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

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of October 3, 2010, $180,000 was outstanding under the capital lease, of which $143,000 was classified as a current liability.
In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three year period. As of October 3, 2010, $263,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of October 3, 2010, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of October 3, 2010				As of January 3, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$15,721	$15,721	$—	$—	$14,369	$14,369	$—	$—
Investment in TowerJazz Semiconductor Ltd.	870	870	—	—	1,305	1,305	—	—
Total assets	$16,591	$16,591	$—	$—	$15,674	$15,674	$—	$—
_________________

(1)             Money market funds which were invested in a U.S. Treasury money market fund, are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of October 3, 2010 and January 3, 2010.

As of October 3, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

Note 8 — Employee Stock Plans

1999 Stock Plan

The Company adopted the 1999 Stock Plan, or 1999 Plan, in September 1999. The 1999 Plan provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have terms of up to ten years. Options typically vest over a period of four years at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted in March 2009. As of October 3, 2010, approximately 3.7 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest over a period of four years at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The Company has reserved 2.3 million shares for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the third quarter of 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cost of revenue	$34	$110	$120	$232
Research and development	147	213	502	439
Selling, general and administrative	387	535	1,231	1,138
Total costs and expenses	$568	$858	$1,853	$1,809

The amount of stock-based compensation included in inventories for the third quarter of 2010 and 2009 was not significant.

Valuation Assumptions

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Expected term (years)	5.42	4.47	5.42	5.14
Risk-free interest rate	2.40%	2.19%	2.40%	1.97%
Expected volatility	58.02%	48.67%	58.02%	50.99%
Expected dividend	—	—	—	—

The weighted average estimated fair value for options granted during the third quarter of 2010 and 2009 were $1.48 and $0.66 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2010 and 2009 was $1.48 and $0.74 per option, respectively. As of October 3, 2010, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.2 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.65 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of October 3, 2010:

Shares Available for Grant
(in thousands)
Balance at January 3, 2010	2,619
Authorized	—
Options granted	(1,739)
Options forfeited or expired	603
RSUs granted	(170)
RSUs forfeited or expired	—
Balance at October 3, 2010	1,313

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2010	8,331	$3.37
Granted	1,739	2.79
Forfeited or expired	(603)	9.41
Exercised	(486)	1.86
Balance outstanding at October 3, 2010	8,981	$2.93	6.27	$20,281
Exercisable at October 3, 2010	5,279	$3.42	4.45	$9,884
Vested and expected to vest at October 3, 2010	8,502	$2.97	6.11	$18,959

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $5.05 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2010 was $656,000. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2010 was approximately $907,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company. There were no stock option exercises during the first nine months of 2009. Total stock-based compensation related to stock options were $542,000 and $1,335,000 for the third quarter and first nine months of 2010, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the first quarter of 2010, the Company granted RSUs under the 2009 Plan, in lieu of cash compensation, that vest in one tranche on May 11, 2010. Total stock-based compensation related to RSUs was $7,000 and $414,000 for the third quarter and first nine months of 2010. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company's RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2010	—	$—
Granted	170	2.76
Vested	(170)	2.76
Forfeited	—	—
Nonvested at October 3, 2010	—	$—

As of October 3, 2010, all RSUs were fully vested.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the third quarter of 2010 and 2009 was $1.03 and $0.63 per right, respectively.

As of October 3, 2010, 2,031,000 shares under the 2009 ESPP remained available for issuance. For the third quarter and first nine months of 2010, the Company recorded compensation expense related to the ESPP of $19,000 and $104,000, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.22%	0.29%	0.22%	0.29%
Expected volatility	65.00%	126.98%	65.00%	126.98%
Expected dividend	—	—	—	—

As of October 3, 2010, the unrecognized stock-based compensation expense relating to the Company's ESPP was $9,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the third quarter of 2010 and 2009, the Company recorded an income tax benefit of $192,000 and an income tax expense of $7,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits and the tax effects of items credited directly to other comprehensive income (OCI). In the first nine months of 2010 and 2009, the Company recorded an income tax benefit of $164,000 and $4,000, respectively, which consisted primarily of income taxes on foreign operations offset by the monetization of prior year federal research credits, and the tax effects of items credited directly to OCI. Included within the benefit from income taxes for the third quarter is an out of period adjustment relating to an intraperiod tax allocation resulted from the unrealized gains on our investment in TowerJazz.  The adjustment in the third quarter had the impact of increasing the benefit from income taxes by $209,000 for the quarter.

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

The Company had approximately $73,000 and $70,000 of unrecognized tax benefits at October 3, 2010 and January 3, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 3, 2010, the Company had approximately $18,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue by product line (1):
New products	$2,764	$1,363	$7,135	$2,837
Legacy products	4,569	1,969	12,106	7,958
Total revenue	$7,333	$3,332	$19,241	$10,795
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue by geography:
United States	$2,466	$1,455	$6,640	$4,910
Europe	757	650	2,640	2,211
Taiwan	230	9	424	20
Japan	746	219	2,148	1,034
China	2,565	782	5,596	1,455
Rest of North America	82	125	351	453
Rest of Asia Pacific	487	92	1,442	712
Total revenue	$7,333	$3,332	$19,241	$10,795

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Distributor “A”	25%	25%	25%	25%
Distributor “B”	*	15%	10%	16%
Distributor “D”	30%	13%	24%	*
Customer “B”	10%	*	10%	11%
Customer "C"	*	12%	*	*
Customer "D"	11%	*	*	*

*    Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 3, 2010	January 3, 2010
Distributor “A”	21%	15%
Distributor “D”	35%	35%
_________________

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

*    Represents less than 10% of accounts receivable as of the date presented.

As of October 3, 2010, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of October 3, 2010 and January 3, 2010, the Company had $2.3 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense for the third quarter of 2010 and 2009 was approximately $110,000 and $145,000, respectively, and rent expense for the first nine months of 2010 and 2009 was approximately $347,000 and $435,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Remainder of 2010	$139
2011	538
2012	473
2013	41
2014 and thereafter	—
$1,191

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

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have filed appeals.

The Company has not accrued any amount related to the proposed settlement because the amount is not reasonably estimable.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing; and using, selling or offering to sell products that infringe patent number 5,913,028 (the “ '028 Patent”). The '028 Patent pertains to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants' infringement and treble damages based on defendants' copying and willful infringement of the '028 Patent. On September 21, 2009, Plaintiff served the Company with an Amended Complaint for Patent Infringement. The parties have entered the discovery phase of the litigation. The Company believes it has meritorious defenses and intends to defend the action vigorously.

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

Note 14 — Subsequent Events

In October 2010, the Company repaid its outstanding revolving debt obligation totaling $2.0 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and other new products, (3) the continuing impact of the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our research and development efforts, (8) our partners and suppliers and (9) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2010, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2010.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to extend battery life in and improve the visual experience with their mobile consumer and mobile enterprise products. We are a fabless semiconductor company that designs, markets and supports primarily, CSSPs, and, secondarily, FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink®, ArcticLink II, EclipseTM II, PolarPro®, PolarPro II and QuickPCI® II (all of which fall into our new product category). Our legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM® and V3, as well as royalty revenue, programming hardware and design software.

We market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products. The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products.

Our target mobile markets include:

•	Cellular - including Smartphones.

•
Computing - including (i) Tablets, Mobile Internet Devices, or MIDs, Netbooks, Smartbooks, Cloudbooks, Ultra Mobile PCs, or UMPCs, and 3G USB broadband data cards and (ii) Mobile Enterprise applications such as USB secure authenticated data cards, personal digital assistants, or PDAs, portable thermal imaging printers, and handheld point-of-sales, or POS, terminals.

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

During the third quarter of 2009, we introduced the latest in our family of Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, enabled solution platforms - ArcticLink II (VX2 and VX4). The VX2 platform reached production qualification status during the third quarter of 2010, and the Company expects the VX4 platform to become production qualified during the fourth quarter of 2010. CSSPs delivered from the VX2 and VX4 solution platforms specifically address the power consumption and battery life issues associated with the market trend for larger, higher resolution displays in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

mobile products. iSuppli, a market research company, predicts global semiconductor revenue in 2010 to rise to $300.3 billion, up 30.6% from $229.9 billion in 2009. Consumer products, particularly in the wireless communications sector, are a strong driver for semiconductor sales. Moreover, the needs of the consumer market have a unique set of requirements. One important trend in the consumer market continues to be towards mobile, handheld devices.

Trends in the rapidly growing sub-segments of the consumer market in which we participate include:

•
Mobile, Handheld Devices: Pyramid Research predicts that the Smartphone segment will capture 37% of the worldwide cell phone market by 2014, a leap from 16% in 2009. Pyramid is predicting more than 1.8 billion Smartphones will be sold over the next five years and the Smartphone segment is predicted to be one of the higher growth segments during the current economic downturn. According to figures from researchers at the NPD Group, Android-based handsets accounted for 33% of all Smartphones purchased in the United States in the second quarter of 2010, ahead of Research in Motion, or RIM, which held 28% of the market, and Apple Computers, or Apple, which held 22% of the market. During the first quarter of 2010, QuickLogic announced it had successfully verified the first complete display controller solution using the Mobile Display Data Interface (MDDI) Type 2 interface for Smartbook, Smartphone, Cloudbook and Tablet applications using Qualcomm chipsets and running the Android operating system. The solution is implemented on an ArcticLink II VX4C solution platform, which includes QuickLogic's VEE and DPO technologies. This allows developers to deliver smoother, more fluid-like movement for multimedia and high-resolution gaming applications. During the second quarter of 2010, QuickLogic announced the availability of the VEE Apps Builder, an Android OS-based Java application for customer-specific control of QuickLogic's VEE and DPO technologies. The application can be readily customized, allowing mobile consumer device OEMs to differentiate their products by promoting VEE and DPO as their unique, OEM-branded technologies. According to Samsung Mobile Display, the world's number one maker of active-matrix OLEDs, “OLED screens could appear on 50% of all mobile phones within the next five years.” To address this industry trend, in April 2010, QuickLogic announced the verification of QuickLogic's VEE and DPO technology with OLED displays. QuickLogic's VEE technology greatly enhances the viewability of OLED displays under challenging conditions such as low brightness modes or bright ambient light by dynamically optimizing video characteristics to provide a better user experience. Working in concert with VEE, QuickLogic's DPO technology allows display brightness to be lowered, consuming less power and extending battery life.

•
Netbook/Smartbook/Cloudbook/Tablet Category: The Information Network, a market research company, predicts shipments of the combined Netbook, Smartbook and Cloudbook category will more than quadruple by 2012, rising to 96 million units, up from 23.5 million in 2009. This segment is largely driven by the desire for a consumer platform that combines the mobile computing and internet experience of notebooks with the day-long battery life of multimedia and Smartphones. During the third quarter of 2009, we announced the availability of a CSSP containing our VEE technology tailored to Intel Atom-based Netbooks that enables reduced display backlight, and delivers longer battery life to the consumer. Also in the third quarter of 2009, we announced a series of new Proven System Blocks, or PSBs, targeted at augmenting the functionality of ARM-based processors in Smartbooks and Cloudbooks including an I2C master controller, a pulse width modulator (PWM), a PS2 controller, and a low-power matrix keyboard controller. These PSBs are used to deliver CSSPs for Smartbooks, Cloudbook and Tablets. Our DPO technology specifically addresses the power consumption issues associated with the large displays used in the high growth Smartbook, Cloudbooks and Tablet segments, while our VEE technology addresses the challenges of viewing multimedia content in bright sunlight viewing conditions. In July 2010, we announced a collaboration with Texas Advanced Optoelectronic Solutions, Inc. (TAOS) whereby QuickLogic validated and approved the TAOS ambient light sensor products for use on QuickLogic's reference designs platforms. This collaboration provides OEMs and ODMs a pre-verified starting point for managing backlight power and bright sunlight viewability through the use of QuickLogic and TAOS hardware and software. During the third quarter of 2010, we announced the Frame Recycler PSB. This PSB allows handheld mobile system developers to conserve significant battery life by allowing the CPU to shut down when display content is unchanged.

•
USB-Based 3G Broadband Data Cards: Consumer demand for USB-based 3G data cards are expected to reach nearly 67 million units in 2010, according to the market research firm ABI Research. These data cards enable consumers to connect their Notebooks, Netbooks, Smartbooks, Cloudbooks or PCs to the cellular network as a broadband Internet connection. A market trend in USB-Based 3G data cards is for operators to allow consumers

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

to plug microSD memory cards into the modem. To help one of our partners, Icera Inc., quickly address this industry trend, QuickLogic developed multiple CSSPs that enable either microSD or High Speed USB, or both for adopters of Icera's 3G USB modem reference designs. In the first quarter of 2010, QuickLogic announced that its CSSPs are being adopted by Option® Wireless in a line of 3G Cat9 (10.1 Mbps) and Cat10 (14.4 Mbps) HSDPA USB modems, based on the Icera chipset, for wireless communications over cellular networks. Underlying industry trends affecting the large market for mobile devices include the use of platforms to enable rapid product proliferation, the need for high bandwidth solutions enabling mobile Internet and streaming video, miniaturization and the need to increase battery life. Another important trend is shrinking product life cycles, which drives a need for faster, lower risk product development. There is intense pressure on the total product cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they are demanding the same advantages in their professional lives while they are “on the go”, or mobile. Therefore, we believe that these trends toward mobile, handheld products that have a small form factor and maximize battery life will also be evident in other market segments such as industrial, medical and military.

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. Besides the global economic condition and competition in the semiconductor market, there are two other factors affecting our future growth: the rate at which we can increase revenue through the success of our CSSP strategy and an expected decline in revenue from end-of-life products. Accordingly, we expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to achieve profitability while we continue to invest in the development, sales and marketing of our new silicon solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our legacy products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities and measuring accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the SEC on March 12, 2010.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	35.9%	65.6%	38.0%	51.8%
Long-lived asset impairment	—%	4.5%	—%	1.5%
Gross profit	64.1%	29.9%	62.0%	46.7%
Operating expenses:
Research and development	24.8%	42.0%	28.1%	45.2%
Selling, general and administrative	34.6%	75.8%	38.4%	73.0%
Income (loss) from operations	4.7%	(87.9)%	(4.5)%	(71.5)%
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—%	—%	5.2%	—%
Interest expense	(0.2)%	(0.9)%	(0.3)%	(0.7)%
Interest income and other, net	0.3%	(0.9)%	(0.2)%	(0.3)%
Income (loss) before income taxes	4.8%	(89.7)%	0.2%	(72.5)%
Provision for (benefit from) income taxes	(2.6)%	0.2%	(0.9)%	—%
Net Income (loss)	7.4%	(89.9)%	1.1%	(72.5)%
_________________

(1)    Charges for excess inventory and other inventory reserves did not exceed $1.0 million in any of the periods presented.

Three Months Ended October 3, 2010 and September 27, 2009

Revenue

The table below sets forth the changes in revenue for the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,764	38%	$1,363	41%	$1,401	103%
Legacy products	4,569	62%	1,969	59%	2,600	132%
Total revenue	$7,333	100%	$3,332	100%	$4,001	120%
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The increase in new product revenue was mainly driven by continued production shipments of new CSSPs to the mobile enterprise segment during the third quarter of 2010. The increase in legacy product revenue primarily resulted from the increase in customer demand for pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 10% and 4% of total revenue in the third quarters of 2010 and 2009, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$7,333	100%	$3,332	100%	$4,001	120%
Cost of revenue	2,636	36%	2,186	66%	450	21%
Long-lived asset impairment	—	—%	150	5%	(150)	(100)%
Gross Profit	$4,697	64%	$996	29%	$3,701	372%

The $3.7 million increase in gross profit in the third quarter of 2010 as compared to the third quarter of 2009 was mainly due to the increase in revenue in the third quarter of 2010 as compared to the third quarter of 2009. The third quarter 2010 revenue increase was due to a change in product mix towards legacy products which carry higher gross margins than new products; a reduction of excess and obsolescence inventory write-downs; and lower operation costs in the third quarter of 2010 as compared to the third quarter of 2009. The sale of previously reserved inventories contributed $151,000, or 2.1% of revenue, to gross profit in the third quarter of 2010 and $98,000, or 2.9% of revenue, in the third quarter of 2009.

Our semiconductor products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,817	25%	$1,400	42%	$417	30%
SG&A expense	2,535	35%	2,525	76%	10	0%
Total operating expenses	$4,352	60%	$3,925	118%	$427	11%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $417,000 increase in R&D expenses in the third quarter of 2010 as compared to the third quarter of 2009 was attributable primarily to a $393,000 or 229% increase in third party chip design costs and a $154,000 or 40% increase in compensation expenses due to an increase in headcount. These increases were partially offset by a $66,000 or 31% decrease in stock-based compensation expenses; a $35,000 or 28% decrease in depreciation expenses due to decrease in leased software; and a $44,000 or 32%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

decrease in equipment and supplies.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $10,000 increase in SG&A expenses in the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to a $143,000 or 26% increase in outside services which include sales commissions and legal costs and a $142,000 or 14% increase in compensation expenses due to an increase in headcount. These increases were partially offset by a $147,000 or 28% decrease in stock-based compensation expenses; a $78,000 or 28% decrease in allocation expenses such as facilities and other corporate costs; and a $57,000 or 14% decrease in occupancy costs including rent, utilities and insurance expenses.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended		Change
	October 3, 2010	September 27, 2009	Amount	Percentage
Interest expense	$(12)	$(31)	$19	(61)%
Interest income and other, net	25	(30)	55	(183)%
	$13	$(61)	$74	(121)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $2.5 million in the third quarter of 2010 from $2.9 million in the third quarter of 2009. The increase in interest income and other, net, was due primarily to the foreign exchange gains in the third quarter of 2010 as compared to the third quarter of 2009.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 (in thousands, except percentage data):

	Three Months Ended		Change
	October 3, 2010	September 27, 2009	Amount	Percentage
Provision for (benefit from) income taxes	$(192)	$7	$(199)	(2,843)%

The provision for (benefit from) income taxes for the third quarters of 2010 and 2009 were primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. Included within the benefit from income taxes for the third quarter of 2010 was an out of period adjustment relating to an intraperiod tax allocation resulted from the unrealized gains on our investment in TowerJazz.  The adjustment in the third quarter of 2010 had the impact of increasing the benefit from income taxes by $209,000 for the quarter.

As of the end of the third quarter of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended October 3, 2010 and September 27, 2009

Revenue

The table below sets forth the changes in revenue for the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$7,135	37%	$2,837	26%	$4,298	151%
Legacy products	12,106	63%	7,958	74%	4,148	52%
Total revenue	$19,241	100%	$10,795	100%	$8,446	78%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Legacy products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

We began production shipments of new CSSPs to the mobile enterprise segment in the first quarter of 2010. The continued shipments of CSSPs to the mobile consumer market has driven the increase in new product revenue during the first nine months of 2010. The increase in legacy product revenue primarily resulted from the increase in customer demand for pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 10% and 11% of total revenue in the first nine months of 2010 and 2009, respectively.

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

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$19,241	100%	$10,795	100%	$8,446	78%
Cost of revenue	7,305	38%	5,594	52%	1,711	31%
Long-lived asset impairment	—	—%	150	2%	(150)	(100)%
Gross Profit	$11,936	62%	$5,051	46%	$6,885	136%

The $6.9 million increase in gross profit in the first nine months of 2010 as compared to the first nine months of 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

was mainly due to the increase in revenue in the first nine months of 2010 as compared to the first nine months of 2009. The revenue increase during first nine months of 2010 was due to a change in product mix towards legacy products which carry higher gross margins than new products; a reduction of excess and obsolescence write-downs; and lower operating costs in the first nine months of 2010 as compared to the first nine months of 2009. The sale of previously reserved inventories contributed $451,000, or 2.3% of revenue, to gross profit in the first nine months of 2010 and $312,000, or 2.9% of revenue, in the first nine months of 2009.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2010		September 27, 2009		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$5,410	28%	$4,889	45%	$521	11%
SG&A expense	7,388	38%	7,877	73%	(489)	(6)%
Total operating expenses	$12,798	66%	$12,766	118%	$32	0%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $521,000 increase in R&D expenses in the first nine months of 2010 as compared to the first nine months of 2009 was attributable primarily to a $348,000 or 28% increase in compensation expenses due to an increase in headcount; a $223,000 or 58% increase in depreciation expenses; a $67,000 or 74% increase in travel and entertainment; and a $61,000 or 14% increase in stock-based compensation expenses. These increases were partially offset by a decrease of $115,000 or 9% in outside services due to a reduced level of third party chip design costs and a $54,000 or 5% decrease in allocation expenses for facility and other corporate costs.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $489,000 decrease in SG&A expenses in the first nine months of 2010 as compared to the first nine months of 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $639,000 or 16% decrease in compensation expenses due to a decrease in headcount; a $169,000 or 15% decrease in occupancy costs; and a $142,000 or 81% decrease in depreciation expenses. These decreases were partially offset by a $408,000 or 25% increase in outside services which include sales commissions and legal costs and a $96,000 or 8% increase in stock-based compensation expenses.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Nine Months Ended		Change
	October 3, 2010	September 27, 2009	Amount	Percentage
Gain on sale of TowerJazz Semiconductor Ltd. Shares	$993	$—	$993	—%
Interest expense	(57)	(78)	21	(27)%
Interest income and other, net	(46)	(31)	(15)	48%
	$890	$(109)	$999	(917)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $2.5 million in the first nine months of 2010 from $2.9 million in the first nine months of 2009. The decrease in interest income and other, net was due primarily to the foreign exchange losses in the first nine months of 2010 as compared to the first nine months of 2009.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency; therefore, our results of operations are and will continue to be susceptible to fluctuations in foreign exchange gains or losses.

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 3, 2010	September 27, 2009	Amount	Percentage
Provision for (benefit from) Income Taxes	$(164)	$(4)	$(160)	4,000%

The provision for (benefit from) income taxes for the first nine months of 2010 and 2009 were primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. Included within the benefit from income taxes for the first nine months of 2010 is an out of period adjustment relating to an intraperiod tax allocation resulted from the unrealized gains on our investment in TowerJazz.  The adjustment had the impact of increasing the benefit from income taxes by $209,000 for the first nine months of 2010.

As of the end of the first nine months of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, our bank line of credit and cash flows from operations. As of October 3, 2010, our principal sources of liquidity consisted of our cash and cash equivalents of $19.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, and our investment in TowerJazz with a market value of approximately $0.9 million. As of October 3, 2010, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2 to 1.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $2.0 million of revolving debt outstanding from Silicon Valley Bank and $0.4 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). The term of the revolving debt facility runs until June 2011. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. During the first nine months of 2010, we sold 700,000 shares of the TowerJazz ordinary shares. As of October 3, 2010, the 645,000 remaining shares of our investment in TowerJazz

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

had a market value of approximately $0.9 million.

Net cash from operating activities

Net cash used for operating activities was $0.6 million in the first nine months of 2010. The cash used for operating activities was primarily derived from net changes in working capital which accounted for used cash of $2.6 million in the first nine months of 2010, offset partially by net income of $192,000 and $1.8 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.9 million, depreciation and amortization of $910,000, utilization of wafer credits of $126,000, and a write-down of inventory of $90,000, net of the $993,000 in realized gain on the sale of our Tower investment and a $209,000 tax benefit on other comprehensive income. The net changes in working capital of $2.6 million included an increase in accounts receivable of $1.6 million, an increase in inventories of $612,000, an increase in other assets of $349,000, and a decrease in trade payable of $85,000 and accrued liabilities of $81,000 due to the timing of expenditures. The cash used in the working capital accounts was partially offset by an increase in other long term liabilities of $119,000.

Net cash used for operating activities was $4.7 million in the first nine months of 2009. The cash used for operating activities was primarily derived from a net loss of $7.8 million, which included $4.2 million of non-cash charges. These non-cash charges included stock-based compensation of $1.8 million, depreciation and amortization of $1.3 million, a write-down of inventory of $467,000 and utilization of wafer credits of $278,000. In addition, changes in working capital accounts in the first nine months of 2009 accounted for used cash of $402,000 which consisted of a decrease in current assets of $309,000 partially offset by a decrease in current liabilities of $711,000 in the first nine months of 2009. The decrease in current assets resulted from a decrease in inventory of $411,000 and a decrease in prepaid expenses of $275,000. The decrease in current liabilities resulted primarily from a decrease in deferred income on shipments to distributors of $275,000, and a decrease in accrued liabilities of $360,000.

Net cash from investing activities

Net cash provided by investing activities for the first nine months of 2010 was $0.4 million, resulting from proceeds from the sale of TowerJazz shares of $1.1 million, partially offset by $696,000 in capital expenditures made primarily to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $200,000 during the remainder of fiscal year 2010.

Net cash used for investing activities for the first nine months of 2009 was $89,000, which consisted primarily of capital expenditures to acquire software used in the development and production of our products and solutions.

Net cash from financing activities

Net cash provided by financing activities was $1.1 million for the first nine months of 2010, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $1,473,000 in proceeds related to warrants exercised by private stockholders and the issuance of common shares to employees under our equity plans. During the first nine months of 2010, we repaid and borrowed $2.0 million of revolving debt at an interest rate of 6% in the first quarter of 2010 and $4 million at an interest rate of 4.5% in the remaining quarters.

Net cash used for financing activities was $0.7 million for the first nine months of 2009, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $96,000 in proceeds related to the issuance of common shares to employees under our equity plans. During the first nine months of 2009, we repaid and borrowed $6.0 million of revolving debt with an interest rate of 4.0%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 3, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,190	$549	$635	$6
Wafer purchases (1)	2,285	2,285	—	—
Other purchase commitments	1,125	1,125	—	—
Total contractual cash obligations	4,600	3,959	635	6
Other commercial commitments (2):
Revolving line of credit	2,000	2,000	—	—
Capital lease obligations	443	406	37	—
Total commercial commitments	2,443	2,406	37	—
Total contractual obligations and commercial commitments (3)	$7,043	$6,365	$672	$6
_________________

(1)     Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.3 million include both firm purchase commitments and a portion of our forecasted wafer starts as of October 3, 2010.

(2)    Other commercial commitments are included as liabilities on our balance sheets as of October 3, 2010.

(3)    Does not include unrecognized tax benefits of $73,000 as of October 3, 2010. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2010 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 18% of total operating expenses for the first nine months of 2010 and 2009, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $206,000 in the first nine months of 2010.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. During the first quarter of 2010, we sold 700,000 of the TowerJazz ordinary shares. In the first nine months of 2010 and 2009, we marked to market and recorded an unrealized loss of $0.6 million and an unrealized gain of $1.1 million, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $1.35 per share as of the end of the third quarter of 2010.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of October 3, 2010, our disclosure controls and procedures were effective.

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

Risk Factors
We depend on our relationship with TowerJazz which is the primary manufacturer of our new products
Our new products are manufactured in TowerJazz's foundry facility. We believe that TowerJazz's long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government's Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where TowerJazz's fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, TowerJazz's financial condition, or other factors may adversely impact TowerJazz's business prospects and may discourage future investments in TowerJazz from outside sources. If TowerJazz is unable to obtain adequate financing and increase production output in a timely manner, we would have to identify and qualify a substitute supplier to manufacture our products. This could require significant development time, cause product shipment delays, impair long-lived assets, damage our liquidity and severely harm our business.
We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us
We contract with third parties to fabricate, assemble, test and program our devices. In general, each of our devices is fabricated, assembled and programmed by a single supplier, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance, quality and cost targets could have a material adverse effect on our business. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms.
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
Our business could be adversely affected by the inventory rebalancing within the supply channels for semiconductors
During the second half of 2010, semiconductor companies began to experience a reduction in short-term visibility into product demand. Reduced visibility to product demand makes us more susceptible to schedule changes that may push or pull shipments between quarters. Reduced demand visibility and shorter component lead times may cause inventory rebalancing in the supply channels where our new products are sold and adversely affect our results of operations due to a slowdown in demand for additional new products in 2011.
We have recently returned to GAAP profitability but have a history of losses and cannot assure you that we will continue to be profitable in the future
We have a history of losses having recorded a net loss of $9.8 million in 2009, $9.4 million in 2008 and $11.1 million in 2007. During the third quarter of 2010 we returned to GAAP profitability but cannot guarantee that we will continue to be profitable in the future.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	November 12, 2010	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed May 2, 2005.