Form 10-K
period 2011-01-02
QUICKLOGIC CORPORATION
filed 2011-03-11
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 2, 2011
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 4, 2010, the Registrant's most recently completed second fiscal quarter, was $104,010,438 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At March 7, 2011, the Registrant had 38,309,051 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 28, 2011.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT
This Annual Report on Form 10-K, including the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (3) the effects of the slow recovery from the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our research and development efforts, (8) our partners and suppliers and (9) industry trends.
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue, (ii) the commercial and technical success of our CSSPs and new products such as ArcticLink®, ArcticLink II, PolarPro®, and PolarPro II and our successful introduction of products and CSSPs incorporating emerging technologies or standards, (iii) the adverse affects of the slow recovery from the recent worldwide economic downturn, (iv) the liquidity required to support our future operating and capital requirements, (v) our ability to accurately estimate quarterly revenue, (vi) our dependence on our relationship with TowerJazz Semiconductor Ltd., or TowerJazz, and (vii) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1.     BUSINESS

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new features to, extend battery life in, and improve the visual experience with their mobile, consumer and enterprise products. We are a fabless semiconductor company that operates in a single industry segment where we design, market and support primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® II, ArcticLink, PolarPro® II and PolarPro (all of which fall into our new product category); our mature products include primarily pASIC® 3, QuickRAM® and QuickPCI, as well as royalty revenue, programming hardware and design software.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic and software drivers. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves multimedia content to IP which implements commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, and Mobile Display Digital Interface, or MDDI, to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer's engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device, providing software drivers required for the customer's application, and participating with the customer on-site during integration, verification and testing.

We pioneered and introduced CSSPs in the first quarter of 2007. CSSPs are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Our customers value our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Customers also value the flexibility of programmable fabric to address specific hardware-based product requirements. By providing customized solutions for our customers we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

Our CSSP solution platforms and our other product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink provides flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value.

We offer a range of CSSPs built on our ArcticLink II, ArcticLink, PolarPro II and PolarPro solution platform families. During 2009, our engineering teams developed multiple CSSPs using the PolarPro II platform for the 3G USB modem segment that entered into production during the fourth quarter of 2009 which made up for a significant percentage of our revenue during 2010. The PolarPro II platform is expected to contribute significantly to our 2011 revenue.

During 2009, we announced sampling status for our ArcticLink II VX solution platform. ArcticLink II VX solution platforms combine mixed signal physical layers, hard-wired logic and programmable fabric on one device. Mixed signal capability supports the trend toward high-speed serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area, while the programmable fabric allows us to provide CSSPs that can be rapidly customized to differentiate customer products, add features and reduce system development costs.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable fabric. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. For instance, we license elements of VEE from Apical Limited, a U.K. company that sells enhanced video image capability. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. A good example of this collaboration is the relationship we announced in 2009 with Icera Semiconductor, a fabless semiconductor company that develops soft modem technology for 3G mobile phones and data services.

Our business is in transition. In addition to the effects of the global economy and competition in the semiconductor market, two other factors affect our future growth: an expected increase in revenue should our CSSP strategy prove successful and an expected decline in revenue from mature products. CSSP revenue is included in our new product revenue. New products contributed revenue of $9.4 million, or 36% of total revenue, as of January 2, 2011. In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs utilizing our ArcticLink II, ArcticLink, and PolarPro II, and PolarPro solution platforms, and the development and marketing of additional new products and solutions.

Available Information

Our corporate headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK”. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are also available on the SEC's website at www.sec.gov.

Industry Background

Consumer Electronic, or CE, products are a strong growth market for semiconductor products, and the needs of this market bring a unique set of requirements. One important trend in this market is toward mobile, handheld devices with wireless capability. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as Internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Many of these product requirements were driven from the launch and widely publicized success of the Apple iPhone. While there continue to be additional deployments in the network operator infrastructure that support the bandwidth required for these use cases, there are demographic and geographic specific product features that share this infrastructure. These product features put a burden on the designers and manufactures of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which the consumer taste for these features changes exacerbates the development challenges and risk in launching successful products to the marketplace.

Another important trend is shrinking product life cycles. This drives a need for faster, lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that the trends toward mobile, handheld products which have a PC-like user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Notebook and Laptop makers to come out with the new, smaller form factor Smartbooks, Netbooks, and Tablets.

These industry trends are shifting the demand among different classes of core silicon. The three main classes of non-memory core silicon are:

•
Application Specific Standard Products, or ASSPs - ASSPs, other than processors, are fixed function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions and the functionality of these devices is fixed prior to wafer fabrication;

•
Programmable Logic Devices, or PLDs - PLDs are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of this category which are typically used to implement complex system functions; and

•
Application Specific Integrated Circuits, or ASICs - ASICs are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

ASSPs are offered broadly to the market, so it is challenging for a system designer to create differentiated products from these devices alone. In many situations the available ASSPs may not directly implement the desired function and the system designer is required to use a combination of ASSPs to achieve the desired result at the expense of increased cost, product size and power consumption. As standards evolve or new standards are developed, ASSPs may not be available to implement desired functions.

System designers can customize their products using programmable logic or ASICs. The competitive dynamic between these classes of core silicon are well understood. High development risks, development costs and opportunity costs are incurred when using ASICs to produce custom devices with very low unit production cost. Suppliers of programmable logic devices, which have lower development risks, development costs and market risks relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic devices the solution of choice for custom products unless the volume is very high. These cost reduction efforts have significantly increased the volume required to justify the total cost of an ASIC.

The consumer market, especially the mobile device market, is not well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life and development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, Original Equipment Manufacturers, or OEMs and Original Design Manufacturers, or ODMs, may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of FPGAs is incompatible with their design goals. This effectively limits the average mobile system designer to ASSPs and small PLDs, creates a virtually level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs with their long development cycles, long lead times and high non-recurring development costs are only used in very high volume mainstream consumer products.

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

Markets and Product Technology

We market CSSPs to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II VX, ArcticLink, PolarPro II or PolarPro solution platforms, packaging, PSBs, custom logic, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design CSSPs and to integrate and test our CSSPs in our customers' products. A CSSP is based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSPs function is known and complete, and can consequently be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs. In some cases, we develop the PSBs and software ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market CSSPs to OEMs and ODMs offering differentiated mobile products. Our target mobile markets include: Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise.

Our new products are also being used in applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

The fact that we use our programmable technology to customize these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer's requirements. Once we have developed PSBs, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as Universal Asynchronous Receiver Transmitter, or UARTs, keyboard scanning functions, and Serial Peripheral Interface, or SPI ports, which minimizes system size and cost. We are able to develop these CSSPs from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. Finally, by using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far quicker than other custom silicon alternatives.

Conventional FPGA technologies which are based on traditional SRAM or flash technology are not well suited to implementing CSSPs for the mobile device market. These conventional programmable logic architectures consume more power, especially in standby mode, making them unsuitable for battery powered devices. They may also require a separate configuration memory, which increases the total size and cost of the solution. Traditional SRAM based programmable logic is not 'instant-on', which significantly complicates system design, increases power consumption and typically results in increased development time, risk and cost.

By using CSSPs, PSBs, and out in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of four major elements.

First, our programmable fabric allows us to hardware customize our platforms.  Our programmable fabric uses proprietary and patented technology to meet the specific needs of mobile products: low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly.  Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

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

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Video PSBs - such as the VEE, DPO or LCD controller interfaces;

•	Network PSBs - such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs - such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs - such as encryption, unique ID for digital rights management, or DRM, and general purpose interfaces.

Fourth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies using one of our solution platforms, PSBs, which are proven logic IP cores, custom logic and software drivers. We then work with these customers to integrate and test CSSPs in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware differentiation quickly and cost effectively. For our partners, we expand their reach into new segments and new use cases.

Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe that our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and BOM cost requirements. We believe our CSSPs enable OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions on design platforms from which a range of products can be introduced.

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology, software drivers and firmware to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect CSSPs to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines. We intend to continue to define and implement compelling CSSPs for our target customers.

As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified and will continue to identify the customers we want to serve with CSSPs. We are currently in different stages of engagement with a number of these customers. We believe CSSPs are resonating with our target customers. These customers value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to expand our partner activities with top tier customers to define new silicon solution platforms and PSBs.

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California we have international sales operations in the China, Taiwan and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of seven distributors throughout Europe and Asia to support our international business.

We have a loyal military, industrial and mobile product customer base that prefers to purchase our silicon products, select and integrate IP and develop software drivers on their own to complete their system designs. We expect to continue to offer silicon devices to these customers.

A significant portion of our revenue comes from sales to customers located outside of the United States. Our largest customer (Honeywell International Inc.) represented 11% of revenue in 2010. Please see Note 12 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (1) suppliers of ASSPs such as Cypress Semiconductor; (2) suppliers of mobile and/or application processors, such as Texas Instruments Inc.; and 3) suppliers of ASICs, such as eASIC and NEC. Our existing competitors for FPGAs include: (A) suppliers of CPLDs, such as Lattice Semiconductor and Altera; (B) suppliers of FPGAs, such as Altera, Silicon Blue and Xilinx.

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as a result of our programmable logic and how we intelligently architect our PSBs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing CSSPs. CSSPs consist of a combination of our silicon platforms, PSBs, software drivers and fabric. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. In the second quarter of 2008, we established a plan to outsource certain development functions that were previously performed in-house. The change of certain development activities to an on-demand, outsourced model from an in-house, fixed cost model was implemented by the second quarter of 2008.

As of the end of 2010, our research and development staff consisted of 28 employees located in California, India, and Canada.

•
Our System Solutions Group, or SSG, is our internal group that provides system architecture and design services to create CSSPs for our customers. It develops PSBs and associated software drivers, and integrates them with our solution platforms that form the basis of our CSSPs.

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

•
Our product group oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

Manufacturing

We have close relationships with third party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to TSMC and TowerJazz. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. TowerJazz manufactures our new products, using a six-layer metal, 0.18 micron CMOS process. We purchase products from TSMC and from TowerJazz on a purchase order basis. We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard.

Outsourcing of wafer manufacturing enables us to take advantage of these suppliers' high volume economies of scale. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of January 2, 2011, we had a total of 78 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 101 U.S. patents and have three pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of nine patents and have a total of three patent applications pending. Our issued patents expire between 2011 and 2028.

In most cases, revenue will decline from a decrease in demand for our mature products long before the expiration of pending or issued patents relating to the underlying technology in such products. The decision to cease maintaining a patent is determined on the importance of the patent in our current or future product offerings. To the extent that a patent is no longer used in our current products or is not expected to be used in our future products, we will cease maintaining a patent or otherwise let it expire.

We have seven trademarks registered with the U.S. Patent and Trademark Office.

Executive Officers and Directors

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

The following table sets forth certain information concerning our current executive officers and directors as of March 7, 2011:

Name	Age	Position
E. Thomas Hart	69	Executive Chairman of the Board
Andrew J. Pease	60	President and Chief Executive Officer
Ajith Dasari	40	Vice President, Worldwide Engineering
Brian Faith	36	Vice President, Worldwide Marketing
Ralph S. Marimon	53	Vice President, Finance and Chief Financial Officer
Catriona Meney	49	Vice President, Human Resources and Development
Timothy Saxe	55	Senior Vice President and Chief Technology Officer
Michael J. Callahan	75	Director
Michael R. Farese	64	Director
Arturo Krueger	71	Director
Christine Russell	61	Director
Gary H. Tauss	56	Director

E. Thomas Hart has served as a member of our Board of Directors since June 1994, and as our Chairman since April 2001. Mr. Hart has served as QuickLogic's Executive Chairman of the Board since January 3, 2011. He served as our Chairman of the Board and Chief Executive Officer from March 2009 to January 2011 and as our President and Chief Executive Officer from June 1994 to March 2009. Prior to joining QuickLogic, Mr. Hart was Vice President and General Manager of the Advanced Networks Division at National Semiconductor Corporation, a semiconductor manufacturing company, where he worked from September 1992 to June 1994. Prior to joining National Semiconductor, Mr. Hart was a private consultant from February 1986 to September 1992 with Hart Weston International, a technology-based management consulting firm. Prior experience includes senior level management responsibilities in semiconductor operations, engineering, sales and marketing with several companies including Motorola, Inc., an electronics provider, and National Semiconductor. Mr. Hart holds a B.S.E.E. degree from the University of Washington.

Andrew J. Pease joined QuickLogic in November 2006 and has served as our President and Chief Executive Officer since January 2011 and as our President since March 2009. Prior to March 2009, Mr. Pease served as our Vice President of Worldwide Sales from November 2006. From July 2003 to June 2006, Mr. Pease was Senior Vice President of Worldwide Sales of Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity, Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds a B.S. degree from the United States Naval Academy and an M.S. in computer science from the Naval Postgraduate School in Monterey, California.

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

ITEM 1A. RISK FACTORS

Our CSSP design opportunities may not result in the revenue we expect

We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, have brought multiple 3G broadband data card opportunities to revenue, and we are focused on converting additional design opportunities in all of our target markets into revenue. Continual increases in revenue contributions from new mobile products are key to our ability to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances. Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins.
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
We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability while offsetting expected declines in other parts of our business. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. If our mature product revenue were to decline more quickly than expected, it could have a significant effect on our results of operations and cash flows. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. In addition, sales of our mature product family could decline if competitors replace us in these design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

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

We have a limited number of significant customers and limited visibility into the long-term demand for our products from these customers
A few end-customers can represent a significant portion of our total revenue in a given reporting period and the likelihood of this occurring will increase as we continue to target market leading manufacturers of high volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could severely harm our business.
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
We may not have the liquidity to support our future operations and capital requirements
Our new products and products currently under development, have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.
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

We depend on our relationship with TowerJazz which is the primary manufacturer of our new products
Our new products are manufactured in TowerJazz's foundry facility. We believe that TowerJazz's long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, to obtain the release of grants and approvals for changes in grant programs from the Israeli government's Investment Center and its ability to remain in compliance with the terms of its grant and credit agreements. The current political uncertainty and security situation in the Middle East where TowerJazz's fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, TowerJazz's financial condition, or other factors may adversely impact TowerJazz's business prospects and may discourage future investments in TowerJazz from outside sources. The value of our investment in TowerJazz may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, TowerJazz's financial health and TowerJazz's ability to remain in compliance with Nasdaq listing standards.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner
We spend significant time and money designing and developing silicon solution platforms, and PSBs, and adopting emerging technologies. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.
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
Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, with manufacturing at new facilities, on new fabrication processes or in conjunction with new backend manufacturing processes. Newly introduced solutions and products are often more complex and more difficult to produce, increasing the risk of manufacturing related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production. Undetected errors or defects may also result from new manufacturing processes or when new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventories or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential and indirect damages and similar provisions, we cannot assure you that such limitations of liability will be legally enforceable.

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
We have recently returned to profitability but have a history of losses and cannot assure you that we will continue to be profitable in the future
We had a history of losses having recorded a net loss of $9.8 million in 2009 and $9.4 million in 2008. We returned to profitability in 2010, but we cannot guarantee that we will continue to be profitable in the future.
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
Factors that could cause our operating results to fluctuate include, without limitation: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectibility of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield and quality; (viii) our competitors' product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules; (xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan; (xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and (xv) our ability to obtain capital, debt financing and insurance on commercially reasonable terms. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business may be materially harmed.
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
Our business could be adversely affected by the slow economic recovery
The slow recovery from the 2009 downturn in general worldwide economic conditions may continue to cause a reduction in the consumption of the products that use our devices, cause the cancellation of or delay our customers' introduction of new products using our devices, disrupt supply chains and affect the financial health of our customers or suppliers. As such, the financial crisis may continue to adversely impact our customer and supplier relationships, revenue level, product prices, the value of our inventories and long-lived assets, reserves for excess and obsolete inventory, production capability, collectibility of accounts receivable, access to inventory or equipment at suppliers and liquidity, which may materially harm our business. Additionally, our ability to access the capital markets may be severely restricted at a time when we would like, or need to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
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
We denominate sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in their local currency. As a result, sales of our products in that foreign country may decline. If the local currency of a foreign country in which we conduct business strengthens against the U.S. dollar, our payroll and other local expenses will be higher, and since sales are transacted in U.S. dollars, would not be offset by any increase in revenue. To the extent any such risks materialize, our business could be materially harmed.
In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries.
Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, and suppliers of ASICs
We face competition from companies that offer ASSPs such as Cypress Semiconductor and Alcor Micro Corporation. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs and/or a widely accepted feature of our CSSPs could be integrated into a competitor's ASSP. Companies such as NEC supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.
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
In the past, we have been, and we are currently, involved in litigation relating to our alleged infringement of third party patents or other intellectual property rights. This type of litigation is expensive and consumes large amounts of management time and attention.
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
The market price of our common stock may fluctuate significantly and could lead to securities litigation
Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. In the future, we may be the subject of similar litigation. Securities litigation could result in substantial costs and divert management's attention.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2012. We have subleased approximately 8,000 square feet of this facility through December 2012. Our research and development facility in Toronto, Canada, consisting of approximately 2,059 square feet, is leased through February 2013. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2013. We also lease office space in Shanghai, China; Taipei, Taiwan; and London, England. We believe that our existing facilities are adequate for our current needs.

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

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. Certain objectors have filed appeals. No hearing date has been set. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. T complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing, using, selling or offering to sell products that infringe patent number 5,913,028 (the “ '028 Patent”) pertaining to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining Defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for Defendants' infringement and treble damages based on Defendants' copying and willful infringement of the '028 Patent. On September 21, 2009, Plaintiff served the Company with a Second Amended Complaint for Patent Infringement and on October 19, 2010, Plaintiff filed a motion seeking leave to file a Third Amended Complaint against the Defendants. The Company has opposed Plaintiff's motion to amend. Fact discovery is scheduled to end on March 31, 2011 and trial is currently scheduled for May 7, 2012. The Company believes it has meritorious defenses and intends to defend the action vigorously.
An estimate of the possible loss or possible range of loss associated with the resolution of these contingencies cannot be provided with certainty or with confidence, and therefore no estimate is provided and the Company has not recorded a liability.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending January 2, 2011:
Fourth Quarter (through January 2, 2011)	$6.46	$5.00
Third Quarter (through October 3, 2010)	$5.22	$2.90
Second Quarter (through July 4, 2010)	$3.94	$2.58
First Quarter (through April 4, 2010)	$2.99	$1.93
Fiscal Year Ending January 3, 2010:
Fourth Quarter (through January 3, 2010)	$3.24	$1.46
Third Quarter (through September 27, 2009)	$1.64	$1.10
Second Quarter (through June 28, 2009)	$1.85	$1.25
First Quarter (through March 29, 2009)	$1.67	$0.57

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $4.81 per share on March 7, 2011. As of March 7, 2011, there were 38,309,051 shares of common stock outstanding that were held of record by 227 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is set forth under the caption "Equity Compensation Plan Summary" in our Proxy Statement which information is incorporated by reference herein.

Shelf Registration

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $0.8 million. Under the shelf registration statement, the Company has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31,

2005 to December 31, 2010 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2005 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2010.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QuickLogic Corporation, the S&P 500 Index
and the S&P Semiconductors Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
QuickLogic Corporation
S&P 500
S&P Semiconductors

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2010	2009	2008	2007	2006(1)
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$26,199	$15,074	$31,910	$34,417	$34,924
Cost of revenue	9,609	7,715	14,941	19,410	17,739
Long-lived asset impairment(2)	—	150	1,545	—	—
Gross profit	16,590	7,209	15,424	15,007	17,185
Operating expenses:
Research and development	7,458	6,203	8,185	9,517	9,303
Selling, general and administrative	10,073	10,617	14,049	17,163	18,062
Long-lived asset impairment(2)	—	—	468	—	—
Restructuring costs(4)	—	59	502	—	—
Income (loss) from operations	(941)	(9,670)	(7,780)	(11,673)	(10,180)
Write-down of investment in TowerJazz Semiconductor Ltd.(3)	—	—	(1,398)	—	—
Gain on sale of TowerJazz Semiconductor Ltd. shares (5)	993
Interest expense	(67)	(93)	(225)	(280)	(329)
Interest income and other, net	(46)	(54)	(6)	894	1,366
Income (loss) before income taxes	(61)	(9,817)	(9,409)	(11,059)	(9,143)
Provision for (benefit from) income taxes	(184)	(63)	(54)	75	71
Net income (loss)	$123	$(9,754)	$(9,355)	$(11,134)	$(9,214)
Net income (loss) per share:
Basic	$0.00	$(0.32)	$(0.32)	$(0.38)	$(0.32)
Diluted	$0.00	$(0.32)	$(0.32)	$(0.38)	$(0.32)
Weighted average shares:
Basic	35,729	30,739	29,653	29,041	28,485
Diluted	39,038	30,739	29,653	29,041	28,485

	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,956	$18,195	$19,376	$20,868	$24,621
Working capital	26,933	18,097	17,407	22,279	28,699
Total assets	33,628	27,601	28,426	41,424	50,235
Long-term obligations, excluding current portion	—	264	—	2,527	1,618
Total stockholders' equity	29,313	21,259	21,862	29,018	37,368
__________________________

(1)	The Company adopted the provisions to record stock-based compensation beginning fiscal year 2006. See Notes 2 and 11 in Part II, Item 8 of this Form 10-K.

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

(3)	Write-down of marketable securities consisted of a non-cash charge of $1.4 million in 2008 for the write-down of our equity investment in TowerJazz Semiconductor Ltd. to fair value.

(4)	Restructuring costs of $59,000 and $502,000 in 2009 and 2008, respectively, consisted of additional severance benefits relating to the restructuring costs that occurred in the second quarter of 2008.

(5)	During the first quarter of 2010, the Company sold 700,000 of TowerJazz ordinary shares which resulted in a gain of $993,000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times.
The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable fabric of the platforms is used for adding differentiated features and also provides flexibility to address hardware-based product requirements quickly.
Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products. Our solutions enable OEMs and ODMs to add new features, extend battery life, and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems.
We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we will be dependent upon increased revenue from our new products including existing new product platforms and platforms still in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales, and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.
During 2010, we generated total revenue of $26.2 million which represents a 74% increase over 2009. Our new product revenue was $9.4 million which represents a 93% increase over 2009 while our mature product revenue was $16.8 million which represents a 65% increase over 2009. We ended 2010 shipping our new products into four out of our five target mobile market segments with the largest increase in the broadband wireless data card segment. Although we saw continued demand for our mature products in 2010, we anticipate that our revenue from mature products will decline. As a cash conservation measure while our CSSP business continues to gain momentum, we implemented a salary reduction program during the second half of 2009 and the first half of 2010. This measure was ended during the second half of 2010. Overall, we reported a net income of $0.1 million for 2010.

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

Revenue Recognition

We supply standard products which must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties. Once programmed, our parts cannot be erased and, therefore, programmed parts are generally only useful to a specific customer.

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

Prior to the first quarter of 2009, our agreements with distributors allowed for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories. During the fourth quarter of 2008 and the first quarter of 2009, we renegotiated our agreements with our distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits, or SSD, have been eliminated and parts held by the distributor may be returned for quality reasons only under our standard warranty policy. Revenue was recognized upon the shipment of programmed and unprogrammed parts to distributors throughout 2010.

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

Valuation of Investments

At January 2, 2011, we held 645,000 available-for-sale TowerJazz ordinary shares valued at approximately $0.9 million, all of which was recorded as a short-term investment. Our investment is marked to market on our balance sheet at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the shares were to decline below the carrying value and if the decline is determined to be “other than temporary,” we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares.

The TowerJazz shares which we purchased in 2001 and 2002 were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be “other than temporary” by $15.1 million between 2001 and 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value. In 2010, we had a net ending balance of an unrealized gain of $0.6 million. The carrying value of the TowerJazz ordinary shares was $1.41 per share as of the end of 2010.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $52.9 million as of the end of 2010. We have also recorded a valuation allowance of $52.8 million as of the end of 2010 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2010	2009	2008
Statement of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	36.7%	51.2%	46.8%
Long-lived asset impairment	—%	1.0%	4.8%
Gross profit	63.3%	47.8%	48.4%
Operating expenses:
Research and development	29.0%	41.2%	25.7%
Selling, general and administrative	38.4%	70.4%	44.1%
Long-lived asset impairment	—%	—%	1.5%
Restructuring costs	—%	0.4%	1.6%
Income (loss) from operations	(4.1)%	(64.2)%	(24.5)%
Write down of marketable securities	—%	—%	(4.4)%
Gain on sale of TowerJazz Semiconductor Ltd.	3.8%	—%	—%
Interest expense	(0.3)%	(0.6)%	(0.7)%
Interest income and other (expense), net	(0.2)%	(0.4)%	(0.0)%
Income (loss) before income taxes	(0.3)%	(65.2)%	(29.6)%
Provision for (benefit from) income taxes	(0.7)%	(0.4)%	(0.3)%
Net income (loss)	0.4%	(64.8)%	(29.3)%

	Fiscal Years
	2010	2009	2008
Revenue by product family(1) (in thousands):
New products	$9,388	$4,877	$8,108
Mature products	16,811	10,197	23,802
Total revenue	$26,199	$15,074	$31,910

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

Comparison of Fiscal Years 2010 and 2009

Revenue. The table below sets forth the changes in revenue for fiscal year 2010 as compared to fiscal year 2009 (in thousands, except percentage data):

	Fiscal Years
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product line (1):
New products	$9,388	36%	$4,877	32%	$4,511	93%
Mature products	16,811	64%	10,197	68%	6,614	65%
Total revenue	$26,199	100%	$15,074	100%	$11,125	74%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The increase in revenue was due to increases in both our new and mature product lines. The increase in new product revenue was mainly driven by continued production shipments of new CSSPs to the wireless broadband access data card and secure access data card segments during 2010. The increase in mature product revenue primarily resulted from continued customer demand for pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 11% and 10% of total revenue in the fiscal years of 2010 and 2009, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2010 as compared to fiscal year 2009 (in thousands, except percentage data):

	Fiscal Years
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$26,199	100%	$15,074	100%	$11,125	74%
Cost of revenue	9,609	37%	7,715	52%	1,894	25%
Long-lived asset impairment	—	—%	150	1%	(150)	(100)%
Gross Profit	$16,590	63%	$7,209	47%	$9,381	130%

The $9.4 million increase in gross profit in 2010 as compared to 2009 was mainly due to the increase in revenue; a favorable variance related to TowerJazz wafer purchases; a reduction of excess and obsolescence inventory write-downs; and and lower operation costs in 2010 as compared to 2009. The sale of previously reserved inventories reduced our cost of revenue by $580,000 and $399,000 in 2010 and 2009, respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2010 as compared to fiscal year 2009 (in thousands, except percentage data):

	Fiscal Years
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$7,458	29%	$6,203	41%	$1,255	20%
SG&A expense	10,073	38%	10,617	70%	(544)	(5)%
Restructuring costs	—	—%	59	0%	(59)	(100)%
Total operating expenses	$17,531	67%	$16,879	111%	$652	4%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $7.5 million and $6.2 million in 2010 and 2009, respectively, which represented 29% and 41% of revenue for those periods. The $1.3 million increase in R&D expenses in 2010 as compared to 2009 is attributable primarily to a $471,000 or 28% increase in compensation expenses due to salary reinstatement in the second half of 2010; a $346,000 or 26% increase in outside services due to an increased level of third party chip design costs; a $192,000 or 38% increase in depreciation expense; a $100,000 or 89% increase in occupancy costs; a $97,000 or 86% increase in travel and entertainment.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $10.1 million and $10.6 million in 2010 and 2009, respectively, which represented 38% and 70% of revenue for those periods. The $0.5 million decrease in SG&A expenses in 2010 as compared to 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $734,000 or 14% decrease in compensation expenses due to a decrease in headcount; a $245,000 or 16% decrease in occupancy costs; a $185,000 or 82% decrease in depreciation expense. These decreases were partially offset by a $587,000 or 26% increase in outside services due to increased sales commissions paid to third party sales representatives.

Long-Lived Assets Impairment.  During 2009, we wrote down the carrying value of TowerJazz prepaid wafer credit by $150,000. As of January 2, 2011, the Company had a zero carrying value for these wafer credits.

Restructuring Costs. In the fourth quarter of 2009, we recorded additional charges of $59,000 related to benefits paid to terminated employees as part of our reduction of worldwide headcount initiated in 2008. As of January 2, 2011, all remaining benefits have been paid.

Gain on Sale of TowerJazz Shares. In the first quarter of fiscal year 2010, we sold 700,000 of the TowerJazz ordinary shares which resulted in a realized gain of $993,000.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in Interest Expense and Interest Income and Other, net for 2010 as compared to 2009:

	Fiscal Years
	2010	2009
	(in thousands)
Interest expense	$(67)	$(93)
Interest income and other, net	(46)	(54)
	$(113)	$(147)

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $1.5 million in 2010 from $2.6 million in 2009. The decrease in interest income and other, net was due primarily to the interest rate decrease and foreign exchange losses in 2010 as compared to 2009.

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

Provision for (Benefit from) Income Taxes. The table below sets forth the changes in Provision for (Benefit from) Income Taxes for 2010 as compared to 2009:

	Fiscal Years
	2010	2009
	(in thousands)
Income tax provision (benefit)	$(184)	$(63)

The income tax benefits for 2010 and 2009 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. Included within the benefit from income taxes for 2010 was an out of period adjustment relating to an intraperiod tax allocation resulting from the unrealized gains on our investment in TowerJazz. The adjustment in 2010 had the impact of increasing the benefit from income taxes by $209,000 for the year.

As of the end of 2010, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

As of the end of 2010, we had net operating loss carryforwards for federal and state tax purposes of approximately $97.1 million and $42.7 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2011 for federal and state purposes.

Stock-Based Compensation. For 2010 and 2009, stock-based compensation totaled $2.4 million and $2.4 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2010	2009
Cost of revenue	$169	$280
Research and development	645	576
Selling, general and administrative	1,604	1,528
Total costs and expenses	$2,418	$2,384

In 2010 and 2009, we granted RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs in lieu of cash was $414,000 and $490,000 in 2010 and 2009, respectively. We issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations.

The amount of stock-based compensation included in inventories at the end of 2010 and 2009 was not material and there was no tax effect on the financial statements for all periods presented.

Comparison of Fiscal Years 2009 and 2008

Revenue. The table below sets forth the changes in revenue for fiscal year 2009 as compared to fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
New products	$4,877	32%	$8,108	25%	$(3,231)	(40)%
Mature products	10,197	68%	23,802	75%	(13,605)	(57)%
Total revenue	$15,074	100%	$31,910	100%	$(16,836)	(53)%

The decline in revenue was due to declines in both our new and mature product lines. The decline in new product revenue was caused by the expected end of life by a personal navigation device, or PND, customer and by delays in new product production ramp-up with several major customers. The decline in mature product revenue primarily resulted from the general economic slowdown, which caused lower customer demand for pASIC 3 and QuickRAM products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 10% and 17% of total revenue in fiscal years 2009 and 2008, respectively.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2009 as compared to fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$15,074	100%	$31,910	100%	$(16,836)	(53)%
Cost of revenue	7,715	52%	14,941	47%	(7,226)	(48)%
Long-lived asset impairment	150	1%	1,545	5%	(1,395)	(90)%
Gross Profit	$7,209	47%	$15,424	48%	$(8,215)	(53)%

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2009 as compared to fiscal year 2008 (in thousands, except percentage data):

	Fiscal Years
	2009		2008
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$6,203	41%	$8,185	26%	$(1,982)	(24)%
SG&A expense	10,617	70%	14,049	44%	(3,432)	(24)%
Long-lived asset impairment	—	—%	468	1%	(468)	(100)%
Restructuring costs	59	—%	502	2%	(443)	(88)%
Total operating expenses	$16,879	111%	$23,204	73%	$(6,325)	(27)%

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

Interest and Other Income (Expense), net. The table below sets forth the changes in Interest and Other Income (Expense), net, for 2009 as compared to 2008:

	Fiscal Years
	2009	2008
	(in thousands)
Write down of marketable securities	$—	$(1,398)
Interest expense	(93)	(225)
Interest income and other, net	(54)	(6)
	$(147)	$(1,629)

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

The income tax benefits for 2009 and 2008 are primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits. As of the end of 2009, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related US tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

As of the end of 2009, we had net operating loss carryforwards for federal and state tax purposes of approximately $100.5 million and $40.4 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, expired beginning in 2010 for federal and state purposes.

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

The amount of stock-based compensation included in inventories at the end of 2009 and 2008 was not material and there was no tax effect on the financial statements for all periods presented.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of January 2, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $22.0 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $0.9 million. As of January 2, 2011 there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. We plan to extend the term of the revolving debt facility which currently runs until June 2011. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period.

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $0.8 million. Under the shelf registration statement, the Company has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $0.4 million outstanding under capital leases (see Note 6 of the Consolidated Financial Statements). During 2010, we sold 700,000 shares of the TowerJazz ordinary shares. As of January 2, 2011, the 645,000 remaining shares of our investment in TowerJazz had a market value of approximately $0.9 million.

Net Cash from Operating Activities

In 2010, net cash used for operating activities was $0.1 million and resulted from changes in working capital offset by a net income of $0.1 million which included $2.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $0.1 million to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $2.4 million. In addition, changes in working capital accounts used cash of $2.8 million as a result of an increase in accounts receivable of $1.7 million, increase in inventory of $1.3 million, increase in other assets of $0.1 million, and decrease in accounts payable of $0.4 million. These cash uses were partially offset by an increase in accrued liabilities and other long term liabilities of $0.6 million.

In 2009, net cash used for operating activities was $5.7 million and resulted from a net loss of $9.8 million, which included $5.3 million of non-cash charges. These non-cash charges included write-downs of inventories in the amount of $0.4 million to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.8 million, stock-based compensation of $2.4 million, long-lived asset impairment of $0.2 million, and a utilization of TowerJazz prepaid wafer credits of $0.4 million. In addition, changes in working capital accounts used cash of $1.2 million as a result of a decrease in deferred income and royalty revenue of $0.3 million, increased inventories of $0.6 million, a decrease in accrued liabilities of $0.4 million and an increase in accounts receivable of $0.7 million. These cash uses were partially offset by a decrease in other assets of $0.4 million and an increase in accounts payable of $0.5 million due to the timing of expenditures and purchase of inventories at the end of 2009.

In 2008, net cash provided by operating activities was $1.1 million and resulted from a net loss of $9.4 million, which included $10.0 million of non-cash charges. These non-cash charges included write-downs of inventories in the amount of $1.6 million to reflect excess quantities, depreciation and amortization of our long-lived assets of $2.2 million, stock-based compensation of $2.3 million, long-lived asset impairment of $2.0 million, write-down of marketable securities of $1.4 million and a decrease in TowerJazz prepaid wafer credits of $0.4 million. In addition, changes in working capital accounts provided cash of $0.4 million as a result of a decrease in deferred income and royalty revenue of $0.7 million, decreased inventories of $2.3 million, a decrease in accrued liabilities of $0.7 million and a decrease in accounts payable of $2.1 million due to the timing of expenditures and purchase of inventories at the end of 2008. These cash uses were partially offset by a decrease in other assets of $0.8 million and accounts receivable of $0.8 million.

Net Cash from Investing Activities

Net cash provided by investing activities for 2010 was $0.3 million, resulting from proceeds from the sale of TowerJazz shares of $1.1 million, partially offset by $0.8 million in capital expenditures made primarily to acquire manufacturing equipment.

In 2009 and 2008, net cash used for investing activities was $0.1 million and $0.5 million, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions.

Net Cash from Financing Activities

In 2010, net cash provided by financing activities was $3.6 million, resulting from $6.0 million in proceeds from the revolving line of credit and $6.0 million of proceeds related to warrants exercised by private stockholders and the issuance of common shares to employees under our equity plans, partially offset by payments of $8.4 million under the terms of our debt and capital lease obligations.

In 2009, net cash provided by financing activities was $4.6 million, resulting from payments of $9.0 million under the terms of our debt and capital lease obligations, partially offset by $8.0 million in proceeds from the revolving line of credit and $5.6 million of proceeds related to the issuance of common shares under the registered direct offering and to employees under the equity plans.

In 2008, net cash used for financing activities was $2.1 million, resulting from payments of $4.3 million under the terms of our debt and capital lease obligations, partially offset by $2.0 million in proceeds from the revolving line of credit and $0.2 million of proceeds related to the issuance of common shares to employees under the equity plans.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,113	$552	$561	$—
Wafer purchases(1)	2,790	2,790	—	—
Other purchase commitments	1,381	1,381	—	—
Total contractual cash obligations	5,284	4,723	561	—
Other commercial commitments(2):
Capital lease obligations	408	408	—	—
Total commercial commitments	408	408	—	—
Total contractual obligations and commercial commitments(3)	$5,692	$5,131	$561	$—

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $2.8 million include both firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2010.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of the end of 2010.

(3)	Does not include unrecognized tax benefits of $73,000 as of the end of 2010. See Note 8.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders or under our agreement with TowerJazz. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by these suppliers' ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial conditions. Accordingly, we adopted this amendment in the quarter ended April 4, 2010, except for the additional Level 3 requirements that will be adopted in 2011.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling prices; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The accounting changes included in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption on January 2, 2011 of this guidance would not have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2010 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16%, 18%, and 24% of total operating expenses in 2010, 2009, and 2008, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $287,000 in 2010.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the TowerJazz shares due to an “other than temporary” decline in their market value by $15.1 million between 2001 and 2008. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. In 2010, we had a net ending balance of an unrealized gain of $0.6 million. The carrying value of the TowerJazz ordinary shares was $1.41 per share as of the end of 2010.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 11, 2011

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2010	2009	2008
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$26,199	$15,074	$31,910
Cost of revenue	9,609	7,715	14,941
Long-lived asset impairment	—	150	1,545
Gross profit	16,590	7,209	15,424
Operating expenses:
Research and development	7,458	6,203	8,185
Selling, general and administrative	10,073	10,617	14,049
Long-lived asset impairment	—	—	468
Restructuring costs	—	59	502
Income (loss) from operations	(941)	(9,670)	(7,780)
Write down of marketable securities	—	—	(1,398)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	993	—	—
Interest expense	(67)	(93)	(225)
Interest income and other, net	(46)	(54)	(6)
Income (loss) before income taxes	(61)	(9,817)	(9,409)
Provision for (benefit from) income taxes	(184)	(63)	(54)
Net income (loss)	$123	$(9,754)	$(9,355)
Net Income (loss) per share:
Basic	$0.00	$(0.32)	$(0.32)
Diluted	$0.00	$(0.32)	$(0.32)
Weighted average shares:
Basic	35,729	30,739	29,653
Diluted	39,038	30,739	29,653

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	January 2, 2011	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,956	$18,195
Short-term investment in TowerJazz Semiconductor Ltd.	909	868
Accounts receivable, net of allowances for doubtful accounts of $16 and $10, respectively	4,143	2,457
Inventories	3,344	2,119
Other current assets	772	536
Total current assets	31,124	24,175
Property and equipment, net	2,312	2,693
Investment in TowerJazz Semiconductor Ltd.	—	437
Other assets	192	296
Total Assets	$33,628	$27,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$2,000
Trade payables	2,152	2,721
Accrued liabilities	1,303	1,108
Deferred royalty revenue	328	—
Current portion of debt and capital lease obligations	408	249
Total current liabilities	4,191	6,078
Long-term liabilities:
Capital lease obligations, less current portion	—	264
Other long-term liabilities	124	—
Total liabilities	4,315	6,342
Commitments and contingencies (see Notes 15 and 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 37,806 and 35,042 shares issued and outstanding, respectively	38	35
Additional paid-in capital	186,304	177,862
Accumulated other comprehensive income	616	1,130
Accumulated deficit	(157,645)	(157,768)
Total stockholders' equity	29,313	21,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,628	$27,601

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2007	29,390	$29	$167,298	$350	$(138,659)	$29,018
Common stock issued under stock plans and employee stock purchase plans	519	1	207	—	—	208
Unrealized gain on available-for-sale securities	—	—	—	(350)	—	(350)
Stock-based compensation	—	—	2,341	—	—	2,341
Net income (loss)	—	—	—	—	(9,355)	(9,355)
Balance at December 28, 2008	29,909	30	169,846	—	(148,014)	21,862
Common stock issued under stock plans and employee stock purchase plans	827	1	166	—	—	167
Private Stock Offering, net of issuance costs and warrants	4,306	4	3,431	—	—	3,435
Issuance of common stock warrants	—	—	2,035	—	—	2,035
Unrealized gain on available-for-sale securities	—	—	—	1,130	—	1,130
Stock-based compensation	—	—	2,384	—	—	2,384
Net income (loss)	—	—	—	—	(9,754)	(9,754)
Balance at January 3, 2010	35,042	35	177,862	1,130	(157,768)	21,259
Common stock issued under stock plans and employee stock purchase plans	1,471	2	3,227	—	—	3,229
Private Stock Offering, net of issuance costs and warrants	—	—	18	—	—	18
Issuance of common stock from exercise of warrants	1,293	1	2,779	—	—	2,780
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	(514)	—	(514)
Stock-based compensation	—	—	2,418	—	—	2,418
Net income (loss)	—	—	—	—	123	123
Balance at January 2, 2011	37,806	$38	$186,304	$616	$(157,645)	$29,313

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$123	$(9,754)	$(9,355)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,236	1,750	2,214
Stock-based compensation	2,418	2,384	2,341
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	(27)	443	360
Write-down of inventories	112	418	1,598
Long-lived asset impairment	—	150	2013
Gain on TowerJazz Semiconductor Ltd. Shares	(993)	—	—
Tax effect on other comprehensive income	(209)	—	—
Write-down of marketable securities	—	—	1,398
Gain/loss on disposal of equipment	18	—	—
Write-off of equipment	8	111	57
Bad debt expense	7	—	44
Changes in operating assets and liabilities:
Accounts receivable	(1,693)	(711)	844
Inventories	(1,337)	(637)	2,272
Other assets	(105)	413	829
Trade payables	(352)	456	(2,158)
Accrued liabilities	507	(437)	(691)
Deferred income	16	(274)	(665)
Other long-term liabilities	124	—	—
Net cash provided by (used for) operating activities	(147)	(5,688)	1,101
Cash flows from investing activities:
Capital expenditures for property and equipment	(829)	(124)	(530)
Proceeds from sale of equipment	15	—	—
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	1,084	—	—
Net cash used in investing activities	270	(124)	(530)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(8,389)	(9,006)	(4,271)
Proceeds from debt obligations	6,000	8,000	2,000
Proceeds from issuance of common stock	6,027	6,411	208
Placement agent fees and other issuance costs	—	(774)	—
Net cash provided by (used in) financing activities	3,638	4,631	(2,063)
Net increase/(decrease) in cash and cash equivalents	3,761	(1,181)	(1,492)
Cash and cash equivalents at beginning of period	18,195	19,376	20,868
Cash and cash equivalents at end of period	$21,956	$18,195	$19,376
Supplemental disclosures of cash flow information:
Interest paid	$71	$90	$235
Income taxes paid	$—	$—	$—
Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$408	$513	$—
Purchase of equipment included in accounts payable	$97	$273	$—
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Years
	2010	2009	2008
Net income (loss)	$123	$(9,754)	$(9,355)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments (See Note 4)	(514)	1,130	(350)
Total comprehensive Income (loss)	$(391)	$(8,624)	$(9,705)

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

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

QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. The fiscal years 2010, 2009 and 2008 ended on January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Beginning with fiscal year 2006, the Company changed its reporting convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company's financial position, results of operation or cash flows for any of the periods presented.

Included in 2010 were out of period adjustments in the amount of $131,000, net ($209,0000 relating to intraperiod tax allocation net of $78,000 relating to intercompany dividend) that had the effect of increasing net income for the year.  The adjustments were related to prior periods and are not considered to be material to either the interim or annual periods to which they relate or the period in which the adjustments were recorded.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of January 2, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $22.0 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, which expires in June 2011, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $0.9 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry and the current global economic crisis, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, the amount and financing arrangements for purchases of capital equipment, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz and equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 for information regarding concentrations associated with accounts receivable. The Company's investment in TowerJazz is subject to equity risk. See Note 4 for information regarding the Company's investment in TowerJazz Semiconductor Ltd.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 16%, 18% and 24% of total operating expenses in 2010, 2009 and 2008, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on the Company's gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down.

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

During 2010 and 2009, the Company wrote-off equipment with a net book value of $8,000 and $111,000, respectively. During 2009, the Company reduced the carrying value of the TowerJazz prepaid wafer credit by $150,000. During 2008, the Company wrote-off equipment with a net book value of $57,000. Also in 2008, the Company wrote down the carrying value of (i) the TowerJazz prepaid wafer credit by about $1.3 million; (ii) equipment used in the production of a particular silicon device by $199,000 and (iii) unutilized EDA licenses by $468,000.

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

Revenue is recognized upon shipment of programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred. A significant portion of the Company's sales is made through distributors.

During the fourth quarter of 2008 and the first quarter of 2009, the Company renegotiated its agreements with its distributors. Under the new agreements, post shipment price adjustments such as SSDs have been eliminated and parts held by distributors may only be returned for quality reasons under the Company's standard warranty policy. Revenue is recognized upon shipment of both programmed and unprogrammed parts to distributors if persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and risk of loss has been transferred. As of the end of 2009, all of the Company's distributors had signed the new agreements.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $52.9 million as of the end of 2010. We have also recorded a valuation allowance of $52.8 million as of the end of 2010 due to uncertainties related to our ability to utilize our deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

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

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling prices; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The accounting changes included in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption on January 2, 2011 of this guidance would not have a material impact on its consolidated financial statements.

NOTE 3-NET INCOME (LOSS) PER SHARE

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

	Fiscal Years
	2010			2009			2008
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic	$123	35,729	$—	$(9,754)	30,739	$(0.32)	$(9,355)	29,653	$(0.32)
Effect of stock options and other awards	—	3,309	—	—	—	—	—	—	—
Diluted	$123	39,038	$—	$(9,754)	30,739	$(0.32)	$(9,355)	29,653	$(0.32)

For 2010, options for the purchase of 20,000 common shares, respectively, were excluded from the weighted average diluted shares outstanding calculation, because their effect was anti-dilutive. For 2009 and 2008, 8.6 million shares and 8.1 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during 2009 and 2008.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

During the first quarter of fiscal year 2010, the Company sold 700,000 of the TowerJazz ordinary shares which resulted in a gain of $993,000. As of January 2, 2011, the Company held 645,000 available-for-sale TowerJazz ordinary shares with a unrealized gain of $0.6 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.41 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of January 2, 2011 was determined based on “Level 1” inputs as described in Note 7.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. Subsequently, the Company has utilized $1.8 million of these credits and impaired their value by $2.9 million. As of January 2, 2011, the Company had a zero carrying value for these wafer credits.

NOTE 5-BALANCE SHEET COMPONENTS

	January 2, 2011	January 3, 2010
	(in thousands)
Inventories:
Raw materials	$17	$3
Work-in-process	3,028	1,889
Finished goods	299	227
	$3,344	$2,119
Other current assets:
Prepaid expenses	$690	$390
Other	82	146
	$772	$536
Property and equipment:
Equipment	$12,413	$12,317
Software	7,072	8,451
Furniture and fixtures	769	780
Leasehold improvements	760	800
	21,014	22,348
Accumulated depreciation and amortization	(18,702)	(19,655)
	$2,312	$2,693
Other assets:
Prepaid wafer credits	$—	$254
Other	192	42
	$192	$296
Accrued liabilities:
Employee related accruals	$1,003	$858
Other	300	250
	$1,303	$1,108

The Company recorded depreciation and amortization expense of $1.2 million, $1.8 million and $2.2 million for 2010, 2009 and 2008, respectively. Assets acquired under capital leases and included in property and equipment were $0.8 million and $2.0 million at the end of 2010 and 2009, respectively. The Company recorded accumulated depreciation on leased assets of $0.5 million and $1.6 million as of the end of 2010 and 2009, respectively. As of January 2, 2011 and January 3, 2010, the capital lease obligation relating to these assets was $408,000 and $513,000, respectively.

NOTE 6-OBLIGATIONS

	January 2, 2011	January 3 2010
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$—	$2,000
Capital leases	408	513
	408	2,513
Current portion of debt and capital lease obligations	(408)	(2,249)
Long term portion of debt and capital lease obligations	$—	264

Revolving Line of Credit and Notes Payable to Bank

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

During 2010, the Company repaid $8.0 million of revolving debt of which $4.0 million was paid with a variable interest rate of 6% and $4.0 million was paid with a variable interest rate of 4.5%. Also in 2010, the Company borrowed $6.0 million of revolving debt of which $2.0 million was borrowed at a variable interest rate of 6% and $4.0 million at a variable interest rate of 4.5%

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. Under the terms of the agreement, except as noted above, the Company must maintain a minimum tangible net worth of at least $15 million, adjusted quick ratio of 2-to-1 and a minimum cash balance of at least $8 million with Silicon Valley Bank. The agreement also has certain restrictions including, among others, on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of the current reporting period.

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of January 2, 2011, $145,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of, approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of January 2, 2011, $263,000 was outstanding under the capital lease, all of which was classified as a current liability.

NOTE 7-FAIR VALUE MEASUREMENTS

The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings or equity. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. The Company adopted the authoritative guidance with respect to the Company's non-financial assets and liabilities on December 29, 2008, and the adoption did not have an effect on its consolidated financial statements.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of January 2, 2011 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of January 2, 2011				As of January 3, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$19,722	$19,722	$—	$—	$14,369	$14,369	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	909	909	—	—	1,305	1,305	—	—
Total assets	$20,631	$20,631	$—	$—	$15,674	$15,674	$—	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of January 2, 2011 and January 3, 2010.

(2)	During the first quarter of fiscal year 2010, the Company sold 700,000 of the TowerJazz ordinary shares which resulted in a gain of $993,000.

As of January 2, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2010	2009	2008
Income (loss) before income taxes:
U.S.	$(209)	$(9,999)	$(9,566)
Foreign	148	182	157
Income (loss) before income taxes	$(61)	$(9,817)	$(9,409)
Provision for (benefit from) income taxes:
Current:
Federal	$(11)	$(84)	$(29)
State	2	3	2
Foreign	51	47	94
Subtotal	42	(34)	67
Deferred:
Federal	(170)	—	—
State	(40)	—	—
Foreign	(16)	(29)	(121)
Subtotal	(226)	(29)	(121)
Provision for (benefit from) income taxes	$(184)	$(63)	$(54)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of a foreign subsidiary, the Company has provided a full valuation allowance against its deferred tax assets at January 2, 2011. Deferred tax balances are comprised of the following (in thousands):

	January 2, 2011	January 3, 2010
Deferred tax assets:
Net operating loss carryforward	$35,881	$34,435
Accruals and reserves	2,746	2,844
Credit carryforward	5,085	5,135
Unrealized loss on marketable securities	2,357	5,537
Depreciation and amortization	6,081	6,833
Stock-based compensation	562	650
Other	209
	52,921	55,434
Valuation allowances	(52,827))	(55,342)
Deferred tax asset	$94	$92
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2010	2009	2008
Income tax expense/(benefit) at statutory rate	(21)	(3,338)	(3,199)
State taxes	2	2	2
Refundable R&D credit	(11)	(85)	(29)
Stock Compensation and other permanent differences	224	378	380
Foreign taxes	(15)	(44)	(81)
Benefit allocated from other comprehensive income	(209)	—	—
Future benefit of deferred tax assets not recognized	(154)	3,024	2,873
	(184)	(63)	(54)

As of January 2, 2011, the Company had net operating loss carryforwards of approximately $97.1 million for federal and $42.7 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2011 for federal and state purposes. Included in the net operating loss carryforwards amount is $6.7 million for federal and $4.8 million for state income tax purposes, which, when recognized, will result in a credit to stockholders' equity.

The Company has research credit carryforwards of approximately $2.7 million for federal and $3.5 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2011. The California credit can be carried forward indefinitely.

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

As of the end of 2010, cumulative unremitted foreign earnings of $0.9 million are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 2, 2011	January 3, 2010	December 28, 2008
Beginning balance of unrecognized tax benefits	$70	$66	$54
Gross increases for tax positions of current year	3	4	12
Gross decreases for tax positions of current year	—	—	—
Settlements	—	—	—
Ending balance of unrecognized tax benefits	$73	$70	$66

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $73,000 as of January 2, 2011. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 2, 2011, January 3, 2010 and December 28, 2008, the Company had approximately $20,000, $9,000 and $9,000 of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the Company's historical net operating loss and credit carryforwards may be adjusted by the IRS and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

NOTE 9-STOCKHOLDERS' EQUITY

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

Issuance of Common Stock

On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $0.8 million.

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

NOTE 10-EMPLOYEE STOCK PLANS

1999 Stock Plan
The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company's stockholders on April 22, 2009. As of January 2, 2011, approximately 4.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan also become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

NOTE 11-STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for fiscal years 2010, 2009 and 2008 was as follows (in thousands):

	Fiscal Years
	2010	2009	2008
Cost of revenue	$169	$280	$267
Research and development	645	576	517
Selling, general and administrative	1,604	1,528	1,557
Total costs and expenses	$2,418	$2,384	$2,341

The amount of stock-based compensation included in inventories at the end of 2010, 2009 and 2008 was not significant.

Valuation Assumptions

The amended authoritative guidance requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re- measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model, to estimate the fair value of employee stock options and rights to purchase shares under the Company's ESPP, consistent with the provisions of the amended authoritative guidance. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSAs and RSUs is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period. RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2010	2009	2008
Expected term (years)	5.4	5.1	5.4
Risk-free interest rate	2.40%	1.97%	2.38%
Expected volatility	58%	51%	52%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected

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

The weighted average estimated fair value for options granted during 2010, 2009 and 2008 was $1.48, $0.74 and $0.58 per option, respectively. As of the end of 2010, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.7 million . This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.51 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2010:

Shares Available for Grant
(in thousands)
Balance at January 3, 2010	2,619
Authorized	—
Options granted	(1,739)
Options forfeited or expired	832
RSUs granted	(170)
RSUs forfeited or expired	—
Balance at January 2, 2011	1,542

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrins ic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2007	7,594	$4.72
Granted	1,403	1.22
Forfeited or expired	(1,561)	4.47
Exercised	(69)	1.57
Balance outstanding at December 28, 2008	7,367	4.13
Granted	2,113	1.60
Forfeited or expired	(1,086)	5.23
Exercised	(63)	1.13
Balance outstanding at January 3, 2010	8,331	3.37
Granted	1,739	2.79
Forfeited or expired	(832)	9.35
Exercised	(1,169)	2.59
Balance outstanding at January 2, 2011	8,069	$2.74	6.33	$29,539
Exercisable at January 2, 2011	4,642	$3.11	4.58	$15,307
Vested and expected to vest at January 2, 2011	7,667	$2.76	6.19	$27,891

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $6.40 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $2.5 million, $49,000 and $42,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2010, 2009 and 2008 was approximately $3.0 million, $71,000 and $99,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $0.83	7	8.13	$0.80	2	$0.78
0.90 - 0.90	845	7.80	0.90	388	0.90
0.92 - 1.33	176	8.00	1.29	73	1.28
1.63 - 1.63	1,483	8.17	1.63	553	1.63
1.75 - 2.75	864	3.08	2.39	850	2.39
2.77 - 2.77	8	6.14	2.77	8	2.77
2.78 - 2.78	1,699	9.42	2.78	32	2.78
2.83 - 3.02	1,002	5.45	2.96	977	2.97
3.04 - 4.17	1,146	5.29	3.98	920	3.98
4.36 - 7.78	839	0.81	5.21	839	5.21
$0.78 - $7.78	8,069	6.33	$2.74	4,642	$3.11

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs in the second quarter of 2007 and RSUs, in the third quarter of 2007 under the 1999 Plan. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. During the first quarter of 2010, the Company granted RSUs under the 2009 Plan, in lieu of cash compensation, that vest in one tranche on May 11, 2010. Total stock-based compensation related to RSUs was $414,000 for 2010. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. A summary of the Company's RSA and RSU activity and related information are as follows:

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2010	—	$—
Granted	170	2.44
Vested	(170)	2.44
Forfeited	—	—
Nonvested at January 2, 2011	—	—

As of January 2, 2011, all RSUs are fully vested.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2010, 2009 and 2008 was $1.36, $0.70 and $0.42 per right, respectively. Sales under the ESPP were 197,000 shares of common stock at an average price of $2.07 for 2010, 494,000 shares of common stock at an average price of $0.71 per share for 2009, and 265,000 shares of common stock at an average price of $1.16 for 2008.

Under the 2009 ESPP, the Company issued 196,857 shares at a price of $2.07 per share during 2010. As of January 2, 2011, 1,953,000 shares under the 2009 ESPP remained available for issuance. For 2010, the Company recorded compensation expense related to the ESPP of $193,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2010	2009	2008
Expected life (months)	6.0	6.1	5.9
Risk-free interest rate	0.19%	0.08%	2.03%
Volatility	60%	118%	86%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2010, the unrecognized stock-based compensation expense relating to the Company's ESPP is $64,000 and was expected to be recognized over a weighted average period of approximately 4.4 months.

NOTE 12-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2010	2009	2008
Revenue by product line (1) :
New products	$9,388	$4,877	$8,108
Mature products	16,811	10,197	23,802
Total revenue	$26,199	$15,074	$31,910
___________________________

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2010	2009	2009
Revenue by geography:
United States	$8,652	$6,234	$12,277
Europe	4,580	2,876	4,822
Taiwan	451	69	6,168
Japan	2,914	1,540	2,652
China	6,950	2,813	3,465
Rest of North America	431	548	753
Rest of Asia Pacific	2,221	994	1,773
Total revenue	$26,199	$15,074	$31,910

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2010	2009	2008
Distributor “A”	24%	23%	14%
Distributor “B”	12%	15%	12%
Distributor “D”	22%	14%	*
Customer “A”	*	*	17%
Customer “B”	11%	10%	17%
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	January 2, 2011	January 3, 2010
Distributor “A”	23%	15%
Distributor “C”	20%	*
Distributor “D”	18%	35%
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2010, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13- SHELF REGISTRATION STATEMENT

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. Under the shelf registration statement, the Company raised $5.5 million, net of placement agent's fees and other offering expenses of $0.8 million on November 17, 2009 and has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

NOTE 14-COMMITMENTS AND CONTINGENCIES

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2010 and 2009, the Company had $2.8 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2010, 2009 and 2008 was approximately $0.5 million, $0.6 million and $0.6 million, respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2011	552
2012	513
2013	48
2014 and thereafter	—
$1,113

NOTE 15-LITIGATION

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

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. Certain objectors have filed appeals. No hearing date has been set. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., served the Company with a complaint for patent infringement. T complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing, using, selling or offering to sell products that infringe patent number 5,913,028 (the “ '028 Patent”) pertaining to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining Defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for Defendants' infringement and treble damages based on Defendants' copying and willful infringement of the '028 Patent. On September 21, 2009, Plaintiff served the Company with a Second Amended Complaint for Patent Infringement and on October 19, 2010, Plaintiff filed a motion seeking leave to file a Third Amended Complaint against the Defendants. The Company has opposed Plaintiff's motion to amend. Fact discovery is scheduled to end on March 31, 2011 and trial is currently scheduled for May 7, 2012. The Company believes it has meritorious defenses and intends to defend the action vigorously.
An estimate of the possible loss or possible range of loss associated with the resolution of these contingencies cannot be provided with certainty or with confidence, and therefore no estimate is provided and the Company has not recorded a liability.

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

NOTE 16-SUBSEQUENT EVENT

None.

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010	January 3, 2010	Sept. 27, 2009	June 28, 2009	March 29, 2009
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$6,958	$7,333	$6,479	$5,429	$4,279	$3,332	$2,911	$4,552
Cost of revenue(1)	2,304	2,636	2,553	2,116	2,121	2,186	1,589	1,819
Long-lived asset impairment(2)	—	—	—	—	—	150	—	—
Gross profit	4,654	4,697	3,926	3,313	2,158	996	1,322	2,733
Operating expenses:
Research and development	2,048	1,817	1,533	2,060	1,314	1,400	1,877	1,612
Selling, general and administrative	2,685	2,535	2,518	2,335	2,740	2,525	2,709	2,643
Long-lived asset impairment(2)	—	—	—	—	—	—	—	—
Restructuring costs(3)	—	—	—	—	59	—	—	—
Loss from operations	(79)	345	(125)	(1,082)	(1,955)	(2,929)	(3,264)	(1,522)
Gain on sale of TowerJazz Semiconductor Ltd. Shares (4)	—	—	—	993	—	—	—	—
Interest expense	(10)	(12)	(27)	(18)	(15)	(31)	(23)	(24)
Interest income and other (expense), net	—	25	(50)	(21)	(23)	(30)	45	(46)
Income (loss) before income taxes	(89)	358	(202)	(128)	(1,993)	(2,990)	(3,242)	(1,592)
Provision for (benefit from) income taxes (5)	(20)	(192)	13	15	(59)	7	(15)	4
Net income (loss)	$(69)	$550	$(215)	$(143)	$(1,934)	$(2,997)	$(3,227)	$(1,596)
Net income (loss) per share:
Basic	$—	$0.02	$(0.01)	$—	$(0.06)	$(0.10)	$(0.11)	$(0.05)
Diluted	$—	$0.01	$(0.01)	$—	$(0.06)	$(0.10)	$(0.11)	$(0.05)
Weighted average shares:
Basic	36,228	35,634	35,383	35,104	32,510	30,322	30,081	29,909
Diluted	36,228	38,711	35,383	35,104	32,510	30,322	30,081	29,909
___________________________

(1)
Total 2010 charges for excess inventory and other inventory reserves totaled $0.1 million, which represented 0.4% of revenue. Charges for excess inventory and other inventory reserves were $21,000, or 0.3% of revenue; $17,000, or 0.2% of revenue; $73,000, or 1.3% of revenue for the quarters ended, January 2, 2011, October 3, 2010, and April 4, 2010 . Total 2009 charges for excess inventory and other inventory reserves totaled $0.4 million, which represented 3% of revenue. Charges for excess inventory and other inventory reserves were $0.2 million, or 7% of revenue and $0.2 million of revenue, or 4% of revenue for the quarters ended, September 27, 2009 and March 29, 2009, respectively.

(2)	Long-lived asset impairment in 2009 consisted of a $150,000 non-cash charge relating to the write-down of the carrying value of the TowerJazz prepaid wafer credit.

(3)	Restructuring costs of $59,000 in 2009 consisted of additional severance benefits relating to the restructuring recorded in the first half of 2008.

(4)	In the first quarter of 2010, the Company sold 700,000 of the TowerJazz ordinary shares which resulted in a gain of $993,000.

(5)	In the third quarter of 2010, the Company recorded $209,000 of tax benefit related to accumulated other comprehensive income (AOCI) attributable to unrealized gains on investment in TowerJazz.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 2, 2011, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of January 2, 2011, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of January 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation-Compensation Discussion and Analysis,” and “Compensation of Non-Employee Directors” in our Proxy Statement, which information is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers during Fiscal Year 2010” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2010	$10	$7	$(1)	$16
Fiscal Year 2009	10	—	—	$10
Fiscal Year 2008	194	44	(228)	$10

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
4.3(23)	Form of Common Stock Warrant.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15)	QuickLogic Corporation 1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.

Exhibit Number	Description
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15,19)	Form of Change of Control Severance Agreement.
10.14(15,19)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as restated.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(18)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(15,20)	QuickLogic Corporation 2009 Stock Plan.
10.25(15,20)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(15,21)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(15,21)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(15,21)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(22)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(24)	Form of Subscription Agreement.
10.31(25)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(12)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(15)	This exhibit is a management contract or compensatory plan or arrangement.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(19)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(23)	Incorporated by reference to QuickLogic's current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(24)	Incorporated by reference to QuickLogic's current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(25)	Incorporated by reference to QuickLogic's current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

† The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2011.

QUICKLOGIC CORPORATION

By:	/S/ Andrew J. Pease
Andrew J. Pease President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Pease and Ralph S. Marimon and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/S/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/S/ E. THOMAS HART E. Thomas Hart	Executive Chairman of the Board	March 11, 2011

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 11, 2011

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 11, 2011

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 11, 2011

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 11, 2011

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(9)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Rights Agreement, dated as of November 28, 2001, between QuickLogic Corporation and American Stock Transfer & Trust Company, as Rights Agent.
4.3(23)	Form of Common Stock Warrant.
10.1(8,15)	Form of Indemnification Agreement for directors and executive officers.
10.2(14,15	QuickLogic Corporation 1999 Stock Plan.
10.3(14,15)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(14,15)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(14,15)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(12,15)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,7)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.10(2)	Share Purchase Agreement dated December 11, 2000 between the Company and Tower Semiconductor Ltd.
10.11(2,3)	Foundry Agreement dated December 11, 2000 as amended on September 17, 2001 between the Company and Tower Semiconductor Ltd.
10.12(2)	Registration Rights Agreement dated January 18, 2001 among, inter alia, the Company and Tower Semiconductor Ltd.
10.13(15,19)	Form of Change of Control Severance Agreement.
10.14(15,19)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(11,15)	2005 Executive Bonus Plan, as restated.
10.16(6)	Amendment dated May 28, 2002 to Share Purchase Agreement between QuickLogic Corporation and Tower Semiconductor Ltd. dated December 11, 2000.
10.17(10)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(13)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(16)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(16)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(17)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.

10.23(18)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(15,20)	QuickLogic Corporation 2009 Stock Plan
10.25(15,20)	QuickLogic Corporation 2009 Employee Stock Purchase Plan
10.26(15,21)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan
10.27(15,21)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan
10.28(15,21)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan
10.29(22)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009
10.30(24)	Form of Subscription Agreement.
10.31(25)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
21.1(5)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 2, 2001 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 10, 2001 (Commission File No. 000-22671).

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 2002 (Commission File No. 000-22671).

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(11)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(12)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(14)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(15)	This exhibit is a management contract or compensatory plan or arrangement.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(19)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File

No. 000-22671).

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(23)	Incorporated by reference to QuickLogic's current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(24)	Incorporated by reference to QuickLogic's current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(25)	Incorporated by reference to QuickLogic's current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

† The Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.