Form 10-Q
period 2011-04-03
QUICKLOGIC CORPORATION
filed 2011-05-12
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 10, 2011, the registrant had outstanding 38,326,529 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
April 3, 2011

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue	$5,547	$5,429
Cost of revenue	1,939	2,116
Gross profit	3,608	3,313
Operating expenses:
Research and development	1,803	2,060
Selling, general and administrative	2,607	2,335
Income (loss) from operations	(802)	(1,082)
Gain on sale of TowerJazz Semiconductor Ltd. shares	—	993
Interest expense	(8)	(18)
Interest income and other, net	(4)	(21)
Income (loss) before income taxes	(814)	(128)
Provision for (benefit from) income taxes	64	15
Net income (loss)	$(878)	$(143)
Net Income (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00
Weighted average shares:
Basic	36,495	35,104
Diluted	36,495	35,104

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 3, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,498	$21,956
Short-term investment in TowerJazz Semiconductor Ltd.	870	909
Accounts receivable, net of allowances for doubtful accounts of $16 and $16, respectively	3,690	4,143
Inventories	3,962	3,344
Other current assets	814	772
Total current assets	31,834	31,124
Property and equipment, net	2,287	2,312
Other assets	172	192
TOTAL ASSETS	$34,293	$33,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,138	$2,152
Accrued liabilities	1,091	1,303
Deferred royalty revenue	453	328
Current portion of debt and capital lease obligations	243	408
Total current liabilities	3,925	4,191
Long-term liabilities:
Other long-term liabilities	129	124
Total liabilities	4,054	4,315
Commitments and contingencies (see Note 12)	—
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,325 and 37,806 shares issued and outstanding, respectively	38	38
Additional paid-in capital	188,147	186,304
Accumulated other comprehensive income	577	616
Accumulated deficit	(158,523)	(157,645)
Total stockholders' equity	30,239	29,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,293	$33,628

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net income (loss)	$(878)	$(143)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	335	256
Stock-based compensation	443	652
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	—	109
Write-down of inventories	118	73
Gain on TowerJazz Semiconductor Ltd. Shares	—	(993)
Gain (loss) on disposal of equipment	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	453	183
Inventories	(736)	(394)
Other assets	(22)	(519)
Trade payables	(14)	(358)
Accrued liabilities	(212)	(13)
Deferred royalty revenue	125	—
Other long-term liabilities	5	115
Net cash provided by (used for) operating activities	(383)	(1,042)
Cash flows from investing activities:
Capital expenditures for property and equipment, net	(310)	33
Proceeds from sale of equipment	—	17
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	—	1,084
Net cash provided by (used for) investing activities	(310)	1,134
Cash flows from financing activities:
Payment of debt and capital lease obligations	(165)	(2,159)
Proceeds from debt obligations	—	2,000
Proceeds from issuance of common stock	1,400	182
Net cash provided by (used for) financing activities	1,235	23
Net increase/(decrease) in cash and cash equivalents	542	115
Cash and cash equivalents at beginning of period	21,956	18,195
Cash and cash equivalents at end of period	$22,498	$18,310

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$243	$638
Purchase of equipment included in accounts payable	$67	$99

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net income (loss)	$(878)	$(143)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(39)	(125)
Total comprehensive income (loss)	$(917)	$(268)

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 2, 2011. Operating results for the three months ended April 3, 2011 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's first fiscal quarter for 2011 and 2010 ended Sunday, April 3, 2011 and April 4, 2010, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of April 3, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $22.5 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, which expires June 29, 2011, and our investment in TowerJazz Semiconductor Ltd. (formerly known as Tower Semiconductor Ltd.), or TowerJazz, with a fair value of approximately $0.9 million.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of our customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of our investment portfolio, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the covenants of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz, the equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries, QuickLogic Canada Company, QuickLogic International, Inc, QuickLogic Kabushiki Kaisha, and QuickLogic Software (India) Private Ltd.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe, and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable. The Company's investment in TowerJazz is subject to equity risk. See Note 4 for the information regarding the Company's investment in TowerJazz Semiconductor, Ltd.

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the first quarter of 2011 from its disclosure in the Annual Report on Form 10-K for the year ended January 2, 2011. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the Securities Exchange Commission, or SEC, on March 11, 2011.

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

For the first quarter of 2011 and of 2010, 7.8 million and 8.3 million, respectively, common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the first quarter of fiscal year 2010, the Company sold 700,000 TowerJazz ordinary shares which resulted in a gain of $993,000. As of April 3, 2011, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $0.6 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.35 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of April 3, 2011 was determined based on “Level 1” inputs as described in Note 7.

Note 5 — Balance Sheet Components

	As of
	April 3, 2011	January 2, 2011
	(in thousands)
Inventories:
Raw materials	$23	$17
Work-in-process	3,303	3,028
Finished goods	636	299
	$3,962	$3,344
Other current assets:
Prepaid expenses	$753	$690
Other	61	82
	$814	$772
Property and equipment:
Equipment	$12,694	$12,413
Software	7,082	7,072
Furniture and fixtures	769	769
Leasehold improvements	762	760
	21,307	21,014
Accumulated depreciation and amortization	(19,020)	(18,702)
	$2,287	$2,312
Other assets:
Other long-term assets	$172	$192
	$172	$192
Accrued liabilities:
Employee related accruals	$827	$1,003
Other	264	300
	$1,091	$1,303

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	April 3, 2011	January 2, 2011
	(in thousands)
Debt and capital lease obligations:
Current portion of capital lease obligations	$243	$408
Total capital lease	$243	$408

Revolving Line of Credit

In June 2010, the Company entered into the Sixth Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The terms of the amended Agreement include a $6 million revolving line of credit available through June 2011, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the first quarter of 2011, the Company had no borrowings against the line of credit.

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Agreement. Under the terms of the Agreement, except as noted above, the Company must maintain a minimum tangible net worth of at least $15 million, adjusted quick ratio of 2-to-1 and a minimum cash balance of at least $8 million with Silicon Valley Bank. The Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the agreement as of the end of the current reporting period.

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of April 3, 2011, $109,000 was outstanding under the capital lease, all of which was classified as a current liability.
In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three year period. As of April 3, 2011, $134,000 was outstanding under the capital lease, all of which was classified as a current liability.

Note 7 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

The accounting guidance for fair value measurement also specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company's own assumption of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of April 3, 2011, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of April 3, 2011				As of January 2, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$21,073	$21,073	$—	$—	$19,722	$19,722	$—	$—
Investment in TowerJazz Semiconductor Ltd.	870	870	—	—	909	909	—	—
Total assets	$21,943	$21,943	$—	$—	$20,631	$20,631	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of April 3, 2011 and January 2, 2011.

As of April 3, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was adopted by the Board of Directors in March 2009 and approved by the Company's stockholders on April 22, 2009. As of April 3, 2011, approximately 4.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 9 — Stock-Based Compensation

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the first quarter of 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Cost of revenue	$35	$47
Research and development	121	175
Selling, general and administrative	287	430
Total costs and expenses	$443	$652

The amount of stock-based compensation included in inventories for the first quarter of 2011 and 2010 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	April 3, 2011	April 4, 2010
Expected term (years)	4.92	4.67
Risk-free interest rate	2.12%	2.30%
Expected volatility	57.95%	58.69%
Expected dividend	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The weighted average estimated fair value for options granted during the first quarter of 2011 and 2010 were $3.04 and $1.33 per option, respectively. As of April 3, 2011, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.5 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.32 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of April 3, 2011:

Shares Available for Grant
(in thousands)
Balance at January 2, 2011	1,542
Authorized	—
Options granted	(5)
Options forfeited or expired	165
RSUs granted	—
RSUs forfeited or expired	—
Balance at April 3, 2011	1,702

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first three months of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2011	8,069	$2.74
Granted	5	6.00
Forfeited or expired	(165)	2.45
Exercised	(519)	2.70
Balance outstanding at April 3, 2011	7,390	$2.75	6.06	$16,355
Exercisable at April 3, 2011	4,355	$3.08	4.41	$8,351
Vested and expected to vest at April 3, 2011	6,899	$2.78	5.88	$15,083

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.92 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2011 and 2010 was $1.6 million and $187,000. Total cash received from employees as a result of employee stock option exercises during the first three months of 2011 and 2010 was approximately $1.4 million and $164,000. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company's current loss position. Total stock-based compensation related to stock options was $399,000 for the first quarter of 2011.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. There was no stock-based compensation related to RSUs for the first quarter of 2011.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the first quarter of 2011 and 2010 was $1.59 and $0.85 per right, respectively.

As of April 3, 2011, 2.3 million shares under the 2009 ESPP remained available for issuance. For the first quarter of 2011, the Company recorded compensation expense related to the ESPP of $44,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	April 3, 2011	April 4, 2010
Expected term (months)	5.96	5.96
Risk-free interest rate	0.17%	0.17%
Volatility	56.63%	98.85%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of April 3, 2011, the unrecognized stock-based compensation expense relating to the Company's ESPP was $20,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

Note 10 — Income Taxes

In the first quarter of 2011 and 2010, the Company recorded an income tax expense of $64,000 and $15,000, respectively, which consisted primarily of income taxes on foreign operations. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $74,000 and $73,000 of unrecognized tax benefits at April 3, 2011 and January 2, 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

of April 3, 2011, the Company had approximately $21,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue by product line (1):
New products	$1,220	$2,074
Mature products	4,327	3,355
Total revenue	$5,547	$5,429
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue by geography:
United States	$2,761	$2,120
Europe	719	1,029
Taiwan	104	51
Japan	575	675
China	772	1,010
Rest of North America	85	185
Rest of Asia Pacific	531	359
Total revenue	$5,547	$5,429

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 3, 2011	April 4, 2010
Distributor “A”	37%	24%
Distributor “B”	11%	*
Distributor “D”	13%	14%
Customer “B”	16%	*

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

*    Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 3, 2011	January 2, 2011
Distributor “A”	37%	23%
Distributor “C”	*	20%
Distributor “D”	17%	18%
_________________

*    Represents less than 10% of accounts receivable as of the date presented.

As of April 3, 2011, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of April 3, 2011 and January 2, 2011, the Company had $1.2 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarter of 2011 and 2010 was approximately $116,000 and $119,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Remainder of 2011	$415
2012	516
2013	49
2014 and thereafter	—
$980

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Patent Infringement Litigation

On August 31, 2009, Xpoint Technologies, Inc., Plaintiff or Xpoint, served the Company with a complaint for patent infringement. The complaint was filed in the U.S. District Court for the District of Delaware against the Company and a number of other defendant companies in the mobile phone market. The complaint alleges wrongful manufacturing; and using, selling or offering to sell products that infringe patent number 5,913,028 (the “ '028 Patent”). The '028 Patent pertains to a direct data-delivery system and method for program-controlled, direct transfer of data along a bus or data pathway between peer input/output devices in a data-processing apparatus or network. Plaintiff seeks a preliminary and permanent injunction enjoining defendants from further infringement of the claims of the patent, an unspecified amount of damages to compensate for defendants' infringement and treble damages based on defendants' copying and willful infringement of the '028 Patent.

On April 7, 2011, Plaintiff and the Company entered into a Release Agreement under which Plaintiff agreed to release Company from the Xpoint litigation. On April 13, 2011, the Court entered an Order approving the Joint Motion to Dismiss the Company from the matter.

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

Note 14 — Subsequent Events

On April 28, 2011, the stockholders approved an amendment to the 2009 Stock Plan to reserve an additional 1,500,000 shares of common stock for issuance under the Plan at the Annual Meeting of Stockholders.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (3) the effects of the slow recovery from the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our research and development efforts, (8) our partners and suppliers and (9) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, technologies; SDHC/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering Bill of Material, or BOM cost, and accelerating time-to-market. The programmable fabric of our platforms is used for adding differentiated features and provides flexibility to address quickly hardware-based product requirements.
Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products. Our solutions enable OEMs and ODMs to add new features, extend battery life, and improve the visual experience provided by their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems.
We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we will be dependent upon increased revenue from our new products including existing new product platforms and platforms still in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to generate profits while we continue to invest in the development, sales, and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.
During the first quarter of 2011, we generated total revenue of $5.5 million which represents a 20% sequential decrease in revenues. Our new product revenue was $1.2 million which represents a 46% decrease from the fourth quarter of 2010 while our mature product revenue was $4.3 million which represents an 8% decrease from the fourth quarter of 2010. Approximately 60% of the shortfall in new product revenue was in the Company's broadband data card segment and the majority of the remaining shortfall was in the Company's secure access data card segment. Overall, we reported a net loss of $0.9 million for the first quarter of 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities and measuring accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 filed with the SEC on March 11, 2011.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue	100.0%	100.0%
Cost of revenue	35.0%	39.0%
Gross profit	65.0%	61.0%
Operating expenses:
Research and development	32.5%	37.9%
Selling, general and administrative	47.0%	43.0%
Income (loss) from operations	(14.5)%	(19.9)%
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—%	18.3%
Interest expense	(0.1)%	(0.3)%
Interest income and other, net	(0.1)%	(0.4)%
Income (loss) before income taxes	(14.7)%	(2.3)%
Provision for (benefit from) income taxes	1.2%	0.3%
Net Income (loss)	(15.9)%	(2.6)%

Three Months Ended April 3, 2011 and April 4, 2010

Revenue

The table below sets forth the changes in revenue for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended
	April 3, 2011		April 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,220	22%	$2,074	38%	$(854)	(41)%
Mature products	4,327	78%	3,355	62%	972	29%
Total revenue	$5,547	100%	$5,429	100%	$118	2%
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

New product revenue was negatively impacted during the first quarter of 2011 by reduced demand from our broadband data card customers and a non-QuickLogic technical issue that halted shipments to our secure banking customer. The increase in mature product revenue primarily resulted from the increase in customer demand for Eclipse and pASIC 3 products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 16% and 9% of total revenue in the first quarters of 2011 and 2010, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and other industry standard interfaces such as USB 2.0 OTG, SD/eMMC, SDIO and integrated drive electronics, I2C, SPI and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2011		April 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,547	100%	$5,429	100%	$118	2%
Cost of revenue	1,939	35%	2,116	39%	(177)	(8)%
Gross Profit	$3,608	65%	$3,313	61%	$295	9%

The $0.3 million increase in gross profit in the first quarter of 2011 as compared to the first quarter of 2010 was mainly due to the higher shipments of mature products which carry higher gross margins than new products in the first quarter of 2011 as compared to the first quarter of 2010. The sale of previously reserved inventories contributed $81,000, or 1.5% of revenue, to gross profit in the first quarter of 2011 and $188,000, or 3.5% of revenue, in the first quarter of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2011		April 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,803	33%	$2,060	38%	$(257)	(12)%
SG&A expense	2,607	47%	2,335	43%	272	12%
Total operating expenses	$4,410	80%	$4,395	81%	$15	—%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $257,000 decrease in R&D expenses in the first quarter of 2011 as compared to the first quarter of 2010 was attributable primarily to a $368,000 decrease in purchased IP; a $53,000 decrease in stock-based compensation expenses; and a $29,000 decrease in equipment and supplies expense. These decreases were partially offset by a $79,000 increase in depreciation expenses due to leased software; a $61,000 increase in compensation expenses due to reinstatement of our employees' full cash compensation amount upon the expiration of a temporary salary reduction; and a $56,000 increase in third party chip design costs.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $272,000 increase in SG&A expenses in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to a $226,000 increase in outside services which includes consulting and legal costs; a $174,000 increase in compensation expenses due to an increase in sales and marketing headcount and reinstatement of our employees' full cash compensation amount upon the expiration a temporary salary reduction; and a $57,000 increase in equipment and supplies. These increases were partially offset by a $144,000 decrease in stock-based compensation; a $31,000 decrease in allocation expenses for facilities and other corporate costs; and a $15,000 decrease in travel and entertainment expenses.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3, 2011	April 4, 2010	Amount	Percentage
Interest expense	$(8)	$(18)	$10	(56)%
Interest income and other, net	(4)	(21)	17	(81)%
	$(12)	$(39)	$27	(69)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $0.3 million in the first quarter of 2011 from $2.6 million in the first quarter of 2010. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the first quarter of 2011 as compared to the first quarter of 2010.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3, 2011	April 4, 2010	Amount	Percentage
Provision for (benefit from) income taxes	$64	$15	$49	327%

The provision for (benefit from) income taxes for the first quarters of 2011 and 2010 were primarily for our foreign operations which are cost-plus entities offset by the monetization of prior year federal research credits.

As of the end of the first quarter of 2011, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of April 3, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $22.5 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $0.9 million. As of April 3, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $0.2 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). During the first three quarters of 2010, we sold 700,000 shares of TowerJazz ordinary shares. As of April 3, 2011, the 645,000 remaining shares of our investment in TowerJazz had a market value of approximately $0.9 million.

Net cash from operating activities

Net cash used for operating activities was $383,000 in the first three months of 2011. The cash used for operating activities was primarily derived from (1) a net loss of $878,000; (2) $896,000 of net non-cash charges; and (3) net changes in working capital which accounted for cash usage of $401,000 in the first three months of 2011. The non-cash charges consisted primarily of stock-based compensation of $443,000, depreciation and amortization of $335,000, and a write-down of inventory of $118,000. The net changes in working capital included an increase in inventories of $736,000; an increase in other assets of $22,000; a decrease in accrued liabilities of $212,000; and a decrease in trade payables of $14,000. This was offset by a decrease in accounts receivable of $453,000 and an increase in deferred royalty revenue of $125,000.

Net cash used for operating activities was $1.0 million in the first quarter of 2010. The cash used for operating activities resulted from the net loss in the first quarter of 2010 as well as changes in working capital. The net loss of $143,000 included non-cash charges of $87,000 which consists of the gain on the sale of TowerJazz shares of $993,000, stock-based compensation of $652,000, depreciation and amortization of $256,000, utilization of wafer credits of $109,000, and a write-down of inventory of $73,000. The changes in the working capital accounts included an increase in inventories of $394,000, an increase in other assets of $519,000, a decrease in accounts payable of $358,000 due to the timing of expenditures and the purchase of inventories at the end of the first quarter of 2010. These cash uses in the working capital accounts were partially offset by a decrease in accounts receivable of $183,000 and an increase in other long term liabilities of $115,000.
Net cash from investing activities

Net cash used by investing activities for the first three months of 2011 was $310,000, resulting from purchases of capital expenditures primarily to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $812,000 during the remainder of fiscal year 2011.

Net cash provided by investing activities for the first quarter of 2010 was $1.1 million, resulting from proceeds from the sale of TowerJazz shares.

Net cash from financing activities

Net cash provided by financing activities was $1.2 million for the first three months of 2011, resulting from $1.4 million in proceeds related to the issuance of common shares to employees under our equity plans, partially offset by scheduled payments under the terms of our capital lease obligations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 3, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$980	$544	$436	$—
Wafer purchases (1)	1,161	1,161	—	—
Other purchase commitments	3,076	3,076	—	—
Total contractual cash obligations	5,217	4,781	436	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations	243	243	—	—
Total commercial commitments	243	243	—	—
Total contractual obligations and commercial commitments (3)	$5,460	$5,024	$436	$—
_________________

(1)     Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.2 million include both firm purchase commitments and a portion of our forecasted wafer starts as of April 3, 2011.

(2)    Other commercial commitments are included as liabilities on our balance sheets as of April 3, 2011.

(3)    Does not include unrecognized tax benefits of $74,000 as of April 3, 2011. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by the ability of these suppliers to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. For example, we have suppliers whose services have been affected by the recent earthquake in Japan. The current inability of these suppliers to continue to supply their services at their pre-earthquake level may result in extended lead times for our products and/or an increase in our cost of materials. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2011 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 17% of total operating expenses for the first three months of 2011 and 2010, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $73,000 in the first three months of 2011.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. During the first quarter of 2010, we sold 700,000 TowerJazz ordinary shares. In the first three months of 2011 and 2010, we marked to market and recorded an unrealized gain of $0.6 million and $1.1 million, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $1.35 per share as of the end of the first quarter of 2011.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of April 3, 2011, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K for the year ended January 2, 2011, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors. The information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

Risk Factors
We depend upon third parties for silicon IP, detailed RTL design, physical design, verification and assembly of our CSSP platforms and failure to meet our requirements in a timely fashion may adversely impact our time to market and revenue.

Our move to a variable cost or outsourced engineering development model allows us access to the best design resources for developing new CSSP platforms. This includes access to leading edge silicon IP as well as RTL design and physical design expertise. However, outsourcing the design of a complex CSSP platform typically involves multiple companies in multiple locations which increase the risk of costly design errors. Any delays or errors in the design of our new CSSP platforms could significantly increase the cost of development as well as adversely impact our time to market and revenue.
We have a history of losses and cannot assure you that we will be profitable in the future
We have a history of losses having recorded a net loss of $9.8 million in 2009, $9.4 million in 2008 and $11.1 million in 2007. During the third and fourth quarters of 2010 we returned to GAAP profitability, but we incurred a Q1 2011 GAAP net loss of $878,000, and we cannot predict when we may return to profitability.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	May 12, 2011	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed May 2, 2005.