Form 10-Q
period 2011-07-03
QUICKLOGIC CORPORATION
filed 2011-08-11
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2011
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 5, 2011, the registrant had outstanding 38,419,112 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
July 3, 2011

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	$5,737	$6,479	11,284	11,908
Cost of revenue	1,966	2,553	3,905	4,669
Gross profit	3,771	3,926	7,379	7,239
Operating expenses:
Research and development	3,312	1,533	5,115	3,593
Selling, general and administrative	2,543	2,518	5,150	4,853
Income (loss) from operations	(2,084)	(125)	(2,886)	(1,207)
Gain on sale of TowerJazz Semiconductor Ltd. shares	—	—	—	993
Interest expense	(18)	(27)	(26)	(45)
Interest income and other, net	(13)	(50)	(17)	(71)
Income (loss) before income taxes	(2,115)	(202)	(2,929)	(330)
Provision for (benefit from) income taxes	(55)	13	9	28
Net income (loss)	$(2,060)	$(215)	$(2,938)	$(358)
Net Income (loss) per share:
Basic	$(0.05)	(0.01)	$(0.07)	(0.01)
Diluted	$(0.05)	(0.01)	$(0.07)	(0.01)
Weighted average shares:
Basic	38,376	35,383	38,224	35,244
Diluted	38,376	35,383	38,224	35,244

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	July 3, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,439	$21,956
Short-term investment in TowerJazz Semiconductor Ltd.	767	909
Accounts receivable, net of allowances for doubtful accounts of $10 and $16, respectively	3,124	4,143
Inventories	4,051	3,344
Other current assets	722	772
Total current assets	30,103	31,124
Property and equipment, net	2,174	2,312
Other assets	178	192
TOTAL ASSETS	$32,455	$33,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,127	$2,152
Accrued liabilities	1,086	1,303
Deferred royalty revenue	196	328
Current portion of debt and capital lease obligations	207	408
Total current liabilities	3,616	4,191
Long-term liabilities:
Other long-term liabilities	87	124
Total liabilities	3,703	4,315
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,419 and 37,806 shares issued and outstanding, respectively	38	38
Additional paid-in capital	188,823	186,304
Accumulated other comprehensive income	474	616
Accumulated deficit	(160,583)	(157,645)
Total stockholders' equity	28,752	29,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,455	$33,628

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income (loss)	$(2,938)	$(358)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	651	582
Stock-based compensation	879	1,285
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	—	190
Write-down of inventories	176	73
(Gains) losses on TowerJazz Semiconductor Ltd. Shares	—	(993)
(Gains) losses on disposal of equipment	(12)	1
Changes in operating assets and liabilities:
Accounts receivable	1,019	(836)
Inventories	(883)	(177)
Other assets	64	(618)
Trade payables	(25)	(765)
Accrued liabilities	(217)	(96)
Deferred royalty revenue	(132)	(6)
Other long-term liabilities	(37)	116
Net cash provided by (used for) operating activities	(1,455)	(1,602)
Cash flows from investing activities:
Capital expenditures for property and equipment	(501)	(147)
Proceeds from sale of equipment	—	32
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	—	1,084
Net cash provided by (used for) investing activities	(501)	969
Cash flows from financing activities:
Payment of debt and capital lease obligations	(201)	(4,193)
Proceeds from debt obligations	—	4,000
Proceeds from issuance of common stock	1,640	468
Net cash provided by (used for) financing activities	1,439	275
Net increase (decrease) in cash and cash equivalents	(517)	(358)
Cash and cash equivalents at beginning of period	21,956	18,195
Cash and cash equivalents at end of period	$21,439	$17,837

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$207	$604
Purchase of equipment included in accounts payable	$154	$68

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income (loss)	$(2,060)	$(215)	$(2,938)	$(358)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(103)	(200)	(142)	(325)
Total comprehensive income (loss)	$(2,163)	$(415)	$(3,080)	$(683)

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 2, 2011. Operating results for the six months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's second fiscal quarter for 2011 and 2010 ended Sunday, July 3, 2011 and July 4, 2010, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of July 3, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $21.4 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, which expires June 28, 2012, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $0.8 million.

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

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the second quarter of 2011 from its disclosure in the Annual Report on Form 10-K for the year ended January 2, 2011. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the Securities Exchange Commission, or SEC, on March 11, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

 In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

For the second quarter of 2011 and of 2010, 7.3 million and 9.5 million, respectively, common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the first quarter of fiscal year 2010, the Company sold 700,000 TowerJazz ordinary shares which resulted in a gain of $993,000. As of July 3, 2011, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $0.5 million recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $1.19 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of July 3, 2011 was determined based on “Level 1” inputs as described in Note 7.

Note 5 — Balance Sheet Components

	As of
	July 3, 2011	January 2, 2011
	(in thousands)
Inventories:
Raw materials	$26	$17
Work-in-process	3,449	3,028
Finished goods	576	299
	$4,051	$3,344
Other current assets:
Prepaid expenses	$660	$690
Other	62	82
	$722	$772
Property and equipment:
Equipment	$12,874	$12,413
Software	7,101	7,072
Furniture and fixtures	769	769
Leasehold improvements	762	760
	21,506	21,014
Accumulated depreciation and amortization	(19,332)	(18,702)
	$2,174	$2,312
Other assets:
Other long-term assets	$178	$192
	$178	$192
Accrued liabilities:
Employee related accruals	$874	$1,003
Other	212	300
	$1,086	$1,303

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	July 3, 2011	January 2, 2011
	(in thousands)
Debt and capital lease obligations:
Current portion of capital lease obligations	$207	$408
Total capital lease	$207	$408

Revolving Line of Credit

In June 2011, the Company entered into the Seventh Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The terms of the amended Agreement include a $6.0 million revolving line of credit available through June 2012, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the second quarter of 2011, the Company had no borrowings against the line of credit.

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

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of July 3, 2011, $73,000 was outstanding under the capital lease, all of which was classified as a current liability.
In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three year period. As of July 3, 2011, $134,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 3, 2011, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of July 3, 2011				As of January 2, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,324	$20,324	$—	$—	$19,722	$19,722	$—	$—
Investment in TowerJazz Semiconductor Ltd.	767	767	—	—	909	909	—	—
Total assets	$21,091	$21,091	$—	$—	$20,631	$20,631	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of July 3, 2011 and January 2, 2011.

As of July 3, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1,500,000 shares of common stock for issuance under the Plan. As of July 3, 2011, approximately 6.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the second quarter of 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of revenue	$35	$39	$70	$86
Research and development	119	180	240	355
Selling, general and administrative	282	414	569	844
Total costs and expenses	$436	$633	$879	$1,285

The amount of stock-based compensation included in inventories for the second quarter of 2011 and 2010 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Expected term (years)	4.93	5.42	4.93	5.42
Risk-free interest rate	1.99%	2.40%	2.00%	2.40%
Expected volatility	58.69%	58.01%	58.50%	58.02%
Expected dividend	—	—	—	—

The methodologies for determining the above values were as follows:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during the second quarter of 2011 and 2010 were $1.82 and $1.48 per option, respectively. The weighted average estimated fair value for options granted during the first half of 2011 and 2010 were $2.12 and $1.48 per option, respectively. As of July 3, 2011, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.1 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.12 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of July 3, 2011:

Shares Available for Grant
(in thousands)
Balance at January 2, 2011	1,542
Authorized	1,500
Options granted	(20)
Options forfeited or expired	751
RSUs granted	—
RSUs forfeited or expired	—
Balance at July 3, 2011	3,773

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2011	8,069	$2.74
Granted	20	4.17
Forfeited or expired	(751)	4.49
Exercised	(528)	2.68
Balance outstanding at July 3, 2011	6,810	$2.56	6.32	$7,981
Exercisable at July 3, 2011	4,420	$2.74	5.28	$4,593
Vested and expected to vest at July 3, 2011	6,810	$2.56	6.32	$7,981

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $3.62 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2011 and 2010 was $1.6 million and

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

$409,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2011 and 2010 was approximately $1.4 million and $458,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $436,000 and $879,000 for the second quarter and first half of 2011, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs, in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. There was no stock-based compensation related to RSUs for the second quarter of 2011.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the second quarter of 2011 and 2010 was $0.80 and $1.03 per right, respectively.

As of July 3, 2011, $2.3 million shares under the 2009 ESPP remained available for issuance. For the second quarter and first half of 2011, the Company recorded compensation expense related to the ESPP of $42,000 and $86,000, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.10%	0.22%	0.10%	0.22%
Volatility	47.00%	65.00%	47.00%	65.00%
Dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of July 3, 2011, the unrecognized stock-based compensation expense relating to the Company's ESPP was $59,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10 — Income Taxes

In the second quarter of 2011 and 2010, the Company recorded an income tax benefit of $55,000 and income tax expense of $13,000, respectively, which consisted primarily of income tax benefits recognized on foreign operations. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

future periods.

The Company had approximately $43,000 and $73,000 of unrecognized tax benefits at July 3, 2011 and January 2, 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2011, the Company had approximately $10,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue by product line (1):
New products	$1,190	$2,297	$2,410	$4,371
Mature products	4,547	4,182	8,874	7,537
Total revenue	$5,737	$6,479	$11,284	$11,908
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue by geography:
United States	$1,907	$2,054	$4,668	$4,174
Europe	1,346	854	2,065	1,883
Taiwan	14	143	118	194
Japan	616	727	1,191	1,402
China	1,099	2,021	1,871	3,031
Rest of North America	62	84	147	269
Rest of Asia Pacific	693	596	1,224	955
Total revenue	$5,737	$6,479	$11,284	$11,908

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Distributor “A”	44%	25%	40%	25%
Distributor “B”	*	12%	*	10%
Distributor “D”	16%	25%	15%	20%
Customer “B”	21%	10%	18%	*
Customer “E”	14%	*	*	*

*    Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 3, 2011	January 2, 2011
Distributor “A”	48%	23%
Distributor “C”	*	20%
Distributor “D”	22%	18%
_________________

*    Represents less than 10% of accounts receivable as of the date presented.

As of July 3, 2011, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of July 3, 2011 and January 2, 2011, the Company had $1.4 million and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarter of 2011 and 2010 was approximately $114,000 and $118,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Remainder of 2011	$281
2012	518
2013	47
2014 and thereafter	—
$846

Note 13 — Litigation

Initial Public Offering Securities Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the conversion of our design opportunities into revenue, (2) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (3) the effects of the slow recovery from the worldwide economic downturn, (4) our liquidity, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) the adequacy of working capital, (8) our research and development efforts, (9) our partners and suppliers and (10) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend the battery life of, and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, Advanced Encryption Standard, or AES; SDHC/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering Bill of Material, or BOM cost, and accelerating time-to-market. The programmable fabric of our platforms is used for adding differentiated features and provides flexibility to address quickly hardware-based product requirements.
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
We have transitioned from being a broad-based supplier of Field Programmable Gate Arrays, or FPGA, devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products including existing new product platforms and platforms still in development. We expect our business growth to be driven by CSSPs ; therefore, our CSSP revenue growth needs to be strong enough to enable us to generate profits while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities we are pursuing.
During the second quarter of 2011, we generated total revenue of $5.7 million which represents a 3% sequential increase in revenues. Our new product revenue was $1.2 million which is flat from the first quarter of 2011 while our mature product revenue was $4.5 million, which represents a 5% increase from the first quarter of 2011. Overall, we reported a net loss of $2.1 million for the second quarter of 2011.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.3%	39.4%	34.6%	39.2%
Gross profit	65.7%	60.6%	65.4%	60.8%
Operating expenses:
Research and development	57.7%	23.7%	45.3%	30.2%
Selling, general and administrative	44.3%	38.9%	45.6%	40.8%
Income (loss) from operations	(36.3)%	(2.0)%	(25.5)%	(10.2)%
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—%	—%	—%	8.3%
Interest expense	(0.3)%	(0.4)%	(0.2)%	(0.4)%
Interest income and other, net	(0.2)%	(0.8)%	(0.2)%	(0.6)%
Income (loss) before income taxes	(36.8)%	(3.2)%	(25.9)%	(2.9)%
Provision for (benefit from) income taxes	(1.0)%	0.2%	0.1%	0.2%
Net Income (loss)	(35.8)%	(3.4)%	(26.0)%	(3.1)%

Three Months Ended July 3, 2011 and July 4, 2010

Revenue

The table below sets forth the changes in revenue for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,190	21%	$2,297	35%	$(1,107)	(48)%
Mature products	4,547	79%	4,182	65%	365	9%
Total revenue	$5,737	100%	$6,479	100%	$(742)	(11)%
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

New product revenue was negatively impacted during the second quarter of 2011 by an over-supply of inventory already in the channel for our broadband data card and mobile enterprise customers. The increase in mature product revenue primarily resulted from the increase in customer demand for end of life purchases of Eclipse products. One of our U.S. customers, purchasing primarily pASIC 3 and Eclipse devices, accounted for 21% and 10% of total revenue in the second quarters of 2011 and 2010, respectively.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

market segment, by providing CSSPs incorporating intellectual property such as VEE, DPO, AES or other security standards, or industry standard interfaces such as USB 2.0 OTG, SDIO and control interfaces such as PS2, I2C, SPI, and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities would increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,737	100%	$6,479	100%	$(742)	(11)%
Cost of revenue	1,966	34%	2,553	39%	(587)	(23)%
Gross Profit	$3,771	66%	$3,926	61%	$(155)	(4)%

The $0.2 million decrease in gross profit in the second quarter of 2011 as compared to the second quarter of 2010 was mainly due to lower revenue and higher unabsorbed overhead in the second quarter of 2011 as compared to the second quarter of 2010. The sale of previously reserved inventories contributed $42,000, or 0.7% of revenue, to gross profit in the second quarter of 2011 and $112,000, or 1.7% of revenue, in the second quarter of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,312	58%	$1,533	24%	$1,779	116%
SG&A expense	2,543	44%	2,518	39%	25	1%
Total operating expenses	$5,855	102%	$4,051	63%	$1,804	45%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $1.8 million increase in R&D expenses in the second quarter of 2011 as compared to the second quarter of 2010 was attributable primarily to a $1.1 million increase in third party chip design costs; a $427,000 increase in purchased IP; and a $194,000 increase in compensation expenses due to the reinstatement of our employees' full cash compensation amounts upon the expiration of a temporary salary reduction initiated in 2010.

Selling, General and Administrative Expense

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $25,000 increase in SG&A expenses in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to a $132,000 increase in compensation expenses due to the reinstatement of our employees' full cash compensation amounts upon the expiration of a temporary salary reduction initiated in 2010 and a $30,000 increase in equipment and supplies. These increases were partially offset by a $133,000 decrease in stock-based compensation.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	July 3, 2011	July 4, 2010	Amount	Percentage
Interest expense	$(18)	$(27)	$9	(33)%
Interest income and other, net	(13)	(50)	37	(74)%
	$(31)	$(77)	$46	(60)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $0.2 million in the second quarter of 2011 from $2.6 million in the second quarter of 2010. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the second quarter of 2011 as compared to the second quarter of 2010.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes for the three months ended July 3, 2011 as compared to the three months ended July 4, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	July 3, 2011	July 4, 2010	Amount	Percentage
Provision for (benefit from) income taxes	$(55)	$13	$(68)	(523)%

The provision for (benefit from) income taxes for the second quarters of 2011 and 2010 were primarily for our foreign operations which are cost-plus entities. The income tax benefit recognized in the three months ended July 3, 2011 related primarily to our foreign operations.

As of the end of the second quarter of 2011, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended July 3, 2011 and July 4, 2010

Revenue

The table below sets forth the changes in revenue for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,410	21%	$4,371	37%	$(1,961)	(45)%
Legacy products	8,874	79%	7,537	63%	1,337	18%
Total revenue	$11,284	100%	$11,908	100%	$(624)	(5)%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

New product revenue was negatively impacted during the first half of 2011 by an over-supply of inventory already in the channel for our broadband data card and mobile enterprise customers, and reduced demand from a secure data card customer due to design changes. The increase in legacy product revenue primarily resulted from the increase in customer demand for pASIC 3 and end of life purchases of Eclipse products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 18% and 9% of total revenue in the first six months of 2011 and 2010, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our existing new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including the pursuit of high volume sales opportunities in the consumer market segment, by providing CSSPs incorporating intellectual property such as VEE, DPO, AES or other security standards, or industry standard interfaces such as USB 2.0 OTG, SDIO and control interfaces such as PS2, I2C, SPI, and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$11,284	100%	$11,908	100%	$(624)	(5)%
Cost of revenue	3,905	35%	4,669	39%	(764)	(16)%
Gross Profit	$7,379	65%	$7,239	61%	$140	2%

The $140,000 increase in gross profit in the first six months of 2011 as compared to the first six months of 2010 was mainly due to the higher shipments of mature products which carry higher gross margins than new products. The sale of previously reserved inventories contributed $123,000, or 1.1% of revenue, to gross profit in the first six months of 2011 and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

$300,000, or 2.5% of revenue, in the first six months of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2011		July 4, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$5,115	45%	$3,593	30%	$1,522	42%
SG&A expense	5,150	46%	4,853	41%	297	6%
Total operating expenses	$10,265	91%	$8,446	71%	$1,819	22%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $1.5 million increase in R&D expenses in the first six months of 2011 as compared to the first six months of 2010 was attributable primarily to a $1.1 million increase in third party chip design costs; a $254,000 increase in compensation expenses due to the reinstatement of our employees' full cash compensation amounts upon the expiration of a temporary salary reduction initiated in 2010; and a $147,000 increase in depreciation expenses.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $297,000 increase in SG&A expenses in the first six months of 2011 as compared to the first six months of 2010 was primarily due to an increase in compensation expenses due to the reinstatement of our employees' full cash compensation amounts upon the expiration of a temporary salary reduction initiated in 2010.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 (in thousands, except percentage data):

	Six Months Ended		Change
	July 3, 2011	July 4, 2010	Amount	Percentage
Gain on sale of TowerJazz Semiconductor Ltd. Shares	$—	$993	$(993)	(100)%
Interest expense	(26)	(45)	19	(42)%
Interest income and other, net	(17)	(71)	54	(76)%
	$(43)	$877	$(920)	(105)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $0.3 million in the first six months of 2011 from $2.6 million in the first six months of 2010. The change in interest income and other, net was due primarily to the foreign exchange losses in the first six months of 2011 as compared to the first six months of 2010.

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

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the six months ended July 3, 2011 as compared to the six months ended July 4, 2010 (in thousands, except percentage data):

	Six Months Ended		Change
	July 3, 2011	July 4, 2010	Amount	Percentage
Provision for (benefit from) Income Taxes	$9	$28	$(19)	(68)%

The provision for (benefit from) income taxes for the first six months of 2011 and 2010 were primarily for our foreign operations which are cost-plus entities.

As of the end of the first six months of 2011, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of July 3, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $21.4 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $0.8 million. As of July 3, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $0.2 million outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). During the first three quarters of 2010, we sold 700,000 shares of TowerJazz ordinary shares. As of July 3, 2011, the 645,000 remaining shares of our investment in TowerJazz had a market value of approximately $0.8 million.

Net cash from operating activities

Net cash used for operating activities was $1.5 million in the first six months of 2011. The cash used for operating activities was primarily derived from (1) a net loss of $2.9 million; (2) $1.7 million of net non-cash charges; and (3) net changes in working capital which accounted for cash usage of $211,000 in the first six months of 2011. The non-cash charges consisted primarily of stock-based compensation of $879,000, depreciation and amortization of $651,000, and a write-down of inventory of $176,000. The net changes in working capital included an increase in inventories of $883,000; a decrease in other assets of $64,000; a decrease in accrued liabilities of $217,000; and a decrease in trade payables of $25,000. This was offset by a decrease in accounts receivable of $1.0 million and a decrease in deferred royalty revenue of $132,000.

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

Net cash from investing activities

Net cash used by investing activities for the first six months of 2011 was $501,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $1.2 million during the remainder of fiscal year 2011.

Net cash provided by investing activities for the first half of 2010 was $1.0 million, resulting from proceeds from the sale of TowerJazz shares of $1.1 million, partially offset by $147,000 in capital expenditures primarily made to acquire manufacturing equipments.

Net cash from financing activities

Net cash provided by financing activities was $1.4 million for the first six months of 2011, resulting from $1.6 million in proceeds related to the issuance of common shares to employees under our equity plans, partially offset by scheduled payments under the terms of our capital lease obligations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 3, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$845	$545	$300	$—
Wafer purchases (1)	1,377	1,377	—	—
Other purchase commitments	3,463	3,463	—	—
Total contractual cash obligations	5,685	5,385	300	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations	207	207	—	—
Total commercial commitments	207	207	—	—
Total contractual obligations and commercial commitments (3)	$5,892	$5,592	$300	$—
_________________

(1)     Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.4 million include both firm purchase commitments and a portion of our forecasted wafer starts as of July 3, 2011.

(2)    Other commercial commitments are included as liabilities on our balance sheets as of July 3, 2011.

(3)    Does not include unrecognized tax benefits of $43,000 as of July 3, 2011. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2011 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 17% of total operating expenses for the first six months of 2011 and 2010, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $166,000 in the first six months of 2011.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. During the first quarter of 2010, we sold 700,000 TowerJazz ordinary shares. In the first six months of 2011 and 2010, we marked to market and recorded an unrealized gain of $0.5 million and $0.3 million, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $1.19 per share as of the end of the second quarter of 2011.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures for the current period. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of July 3, 2011, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K for the year ended January 2, 2011 includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which should be read in conjunction with the the updates disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2011.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.32	2009 Stock Plan, as amended and restated.
10.33(3)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.
(3)          Incorporated by reference to tthe Company's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	August 11, 2011	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.32	2009 Stock Plan, as amended and restated.
10.33(3)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.
(3)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.