Form 10-Q
period 2011-10-02
QUICKLOGIC CORPORATION
filed 2011-11-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of November 4, 2011, the registrant had outstanding 38,503,654 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
October 2, 2011

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	$5,339	$7,333	16,623	19,241
Cost of revenue	2,283	2,636	6,188	7,305
Gross profit	3,056	4,697	10,435	11,936
Operating expenses:
Research and development	2,271	1,817	7,386	5,410
Selling, general and administrative	2,267	2,535	7,417	7,388
Income (loss) from operations	(1,482)	345	(4,368)	(862)
Gain on sale of TowerJazz Semiconductor Ltd. shares	—	—	—	993
Interest expense	(5)	(12)	(31)	(57)
Interest income and other, net	(49)	25	(66)	(46)
Income (loss) before income taxes	(1,536)	358	(4,465)	28
Provision for (benefit from) income taxes	10	(192)	19	(164)
Net income (loss)	$(1,546)	$550	$(4,484)	$192
Net Income (loss) per share:
Basic	$(0.04)	0.02	(0.12)	0.01
Diluted	$(0.04)	0.01	(0.12)	0.01
Weighted average shares:
Basic	38,418	35,634	38,303	35,436
Diluted	38,418	38,711	38,303	37,911

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	October 2, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,571	$21,956
Short-term investment in TowerJazz Semiconductor Ltd.	425	909
Accounts receivable, net of allowances for doubtful accounts of $10 and $16, respectively	1,978	4,143
Inventories	3,862	3,344
Other current assets	661	772
Total current assets	28,497	31,124
Property and equipment, net	1,935	2,312
Other assets	202	192
TOTAL ASSETS	$30,634	$33,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,924	$2,152
Accrued liabilities	1,041	1,303
Deferred royalty revenue	90	328
Current portion of debt and capital lease obligations	37	408
Total current liabilities	3,092	4,191
Long-term liabilities:
Other long-term liabilities	127	124
Total liabilities	3,219	4,315
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,504 and 37,806 shares issued and outstanding, respectively	39	38
Additional paid-in capital	189,373	186,304
Accumulated other comprehensive income	132	616
Accumulated deficit	(162,129)	(157,645)
Total stockholders' equity	27,415	29,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,634	$33,628

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income (loss)	$(4,484)	$192
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	952	910
Stock-based compensation	1,291	1,853
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	—	126
Write-down of inventories	562	90
(Gains) losses on TowerJazz Semiconductor Ltd. Shares	—	(993)
Tax effect on other comprehensive income	—	(209)
(Gains) losses on disposal of equipment	(12)	18
Write-off of equipment	102	8
Bad debt expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	2,165	(1,557)
Inventories	(1,080)	(612)
Other assets	101	(349)
Trade payables	(228)	(85)
Accrued liabilities	(262)	(81)
Deferred royalty revenue	(238)	1
Other long-term liabilities	3	119
Net cash provided by (used for) operating activities	(1,128)	(564)
Cash flows from investing activities:
Capital expenditures for property and equipment	(665)	(696)
Proceeds from sale of equipment	—	15
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	—	1,084
Net cash provided by (used for) investing activities	(665)	403
Cash flows from financing activities:
Payment of debt and capital lease obligations	(371)	(6,354)
Proceeds from debt obligations	—	6,000
Proceeds from issuance of common stock	1,779	1,473
Net cash provided by (used for) financing activities	1,408	1,119
Net increase (decrease) in cash and cash equivalents	(385)	958
Cash and cash equivalents at beginning of period	21,956	18,195
Cash and cash equivalents at end of period	$21,571	$19,153

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$37	$443
Purchase of equipment included in accounts payable	$115	$55

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income (loss)	$(1,546)	$550	$(4,484)	$192
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(342)	(228)	(484)	(553)
Total comprehensive income (loss)	$(1,888)	$322	$(4,968)	$(361)

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 2, 2011. Operating results for the nine months ended October 2, 2011 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's third fiscal quarter for 2011 and 2010 ended Sunday, October 2, 2011 and October 3, 2010, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of October 2, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $21.6 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, which expires June 28, 2012, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $425,000.

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

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the third quarter of 2011 from its disclosure in the Annual Report on Form 10-K for the year ended January 2, 2011. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the Securities Exchange Commission, or SEC, on March 11, 2011.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

For the third quarter and the first nine months of 2011, 7.2 million common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during these periods. For the third quarter and the first nine months of 2010, options for the purchase of 617,000 common shares, respectively, were excluded from the weighted average diluted shares outstanding calculation, because their effect was anti-dilutive.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the first quarter of fiscal year 2010, the Company sold 700,000 TowerJazz ordinary shares which resulted in a gain of $993,000. As of October 2, 2011, the Company held 645,000 available-for-sale TowerJazz ordinary shares with an unrealized gain of $132,000 recorded in accumulated other comprehensive income on the balance sheet, representing the difference between the carrying value of $0.13 per share and $0.66 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of October 2, 2011 was determined based on “Level 1” inputs as described in Note 7.

Note 5 — Balance Sheet Components

	As of
	October 2, 2011	January 2, 2011
	(in thousands)
Inventories:
Raw materials	$41	$17
Work-in-process	3,204	3,028
Finished goods	617	299
	$3,862	$3,344
Other current assets:
Prepaid expenses	$610	$690
Other	51	82
	$661	$772
Property and equipment:
Equipment	$11,982	$12,413
Software	6,786	7,072
Furniture and fixtures	747	769
Leasehold improvements	659	760
	20,174	21,014
Accumulated depreciation and amortization	(18,239)	(18,702)
	$1,935	$2,312
Other assets:
Other long-term assets	$202	$192
	$202	$192
Accrued liabilities:
Employee related accruals	$877	$1,003
Other	164	300
	$1,041	$1,303

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	October 2, 2011	January 2, 2011
	(in thousands)
Debt and capital lease obligations:
Current portion of capital lease obligations	$37	$408
Total capital lease	$37	$408

Revolving Line of Credit

In June 2011, the Company entered into the Seventh Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the amended Agreement include a $6.0 million revolving line of credit available through June 2012, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the third quarter of 2011, the Company had no borrowings against the line of credit.

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

Capital Leases

In January 2010, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2011. The Company recorded a capital asset of $233,000 and prepaid maintenance of $51,000 that is being amortized over the term of the agreement and a capital lease obligation of $284,000. As of October 2, 2011, $37,000 was outstanding under the capital lease, all of which was classified as a current liability.
In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through August 2011, for a total of approximately $825,000 over the three year period. As of October 2, 2011, there was no amount outstanding under the capital lease.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of October 2, 2011, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of October 2, 2011				As of January 2, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$20,325	$20,325	$—	$—	$19,722	$19,722	$—	$—
Investment in TowerJazz Semiconductor Ltd.	425	425	—	—	909	909	—	—
Total assets	$20,750	$20,750	$—	$—	$20,631	$20,631	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of October 2, 2011 and January 2, 2011.

As of October 2, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1,500,000 shares of common stock for issuance under the Plan. As of October 2, 2011, approximately 6.1 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the third quarter of 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of revenue	$34	$34	$104	$120
Research and development	114	147	354	502
Selling, general and administrative	264	387	833	1,231
Total costs and expenses	$412	$568	$1,291	$1,853

The amount of stock-based compensation included in inventories for the third quarter of 2011 and 2010 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Expected term (years)	4.93	5.42	4.93	5.42
Risk-free interest rate	1.15%	2.40%	1.50%	2.40%
Expected volatility	60.93%	58.02%	59.96%	58.02%
Expected dividend	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The weighted average estimated fair value for options granted during the third quarter of 2011 and 2010 were $1.45 and $1.48 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2011 and 2010 were $1.72 and $1.48 per option, respectively. As of October 2, 2011, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.8 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.98 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of October 2, 2011:

Shares Available for Grant
(in thousands)
Balance at January 2, 2011	1,542
Authorized	1,500
Options granted	(65)
Options forfeited or expired	793
RSUs granted	—
RSUs forfeited or expired	—
Balance at October 2, 2011	3,770

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2011	8,069	$2.74
Granted	65	3.24
Forfeited or expired	(793)	4.52
Exercised	(612)	2.53
Balance outstanding at October 2, 2011	6,729	$2.55	6.16	$2,166
Exercisable at October 2, 2011	4,606	$2.70	5.26	$1,326
Vested and expected to vest at October 2, 2011	6,729	$2.55	6.16	$2,166

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.34 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2011 and 2010 was $1.8 million and $656,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

months of 2011 and 2010 was approximately $1.6 million and $907,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $412,000 and $1.3 million for the third quarter and first nine months of 2011, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs, in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. There was no stock-based compensation related to RSUs for the third quarter of 2011.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the third quarter of 2011 and 2010 was $0.80 and $1.03 per right, respectively.

As of October 2, 2011, 1.9 million shares remained available for issuance under the 2009 ESPP. For the third quarter and first nine months of 2011, the Company recorded compensation expense related to the ESPP of $40,000 and $126,000, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Expected term (months)	6.00	6.00	6.00	6.00
Risk-free interest rate	0.10%	0.22%	0.10%	0.22%
Volatility	47.00%	65.00%	47.00%	65.00%
Dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of October 2, 2011, the unrecognized stock-based compensation expense relating to the Company's ESPP was $19,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the third quarter of 2011 and 2010, the Company recorded an income tax expense of $10,000 and income tax benefit of $192,000, respectively. The income tax expense and benefit were primarily from our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the third quarter of 2010 was an out of period adjustment relating to an intraperiod tax allocation which resulted from the unrealized gains on our investment in TowerJazz. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $76,000 and $73,000 of unrecognized tax benefits at October 2, 2011 and January 2, 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 2, 2011, the Company had approximately $23,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue by product line (1):
New products	$1,222	$2,764	$3,632	$7,135
Mature products	4,117	4,569	12,991	12,106
Total revenue	$5,339	$7,333	$16,623	$19,241
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue by geography:
United States	$1,730	$2,466	$6,398	$6,640
Europe	1,668	757	3,733	2,640
Taiwan	(8)	230	110	424
Japan	587	746	1,778	2,148
China	603	2,565	2,474	5,596
Rest of North America	110	82	257	351
Rest of Asia Pacific	649	487	1,873	1,442
Total revenue	$5,339	$7,333	$16,623	$19,241

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Distributor “A”	50%	25%	43%	25%
Distributor “B”	*	*	*	10%
Distributor “D”	11%	30%	13%	24%
Customer “B”	13%	10%	17%	10%
Customer “D”	*	11%	*	*
Customer “E”	24%	*	13%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 2, 2011	January 2, 2011
Distributor “A”	39%	23%
Distributor “C”	*	20%
Distributor “D”	10%	18%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of October 2, 2011, 11% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of October 2, 2011 and January 2, 2011, the Company had $843,000 and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarter of 2011 and 2010 was approximately $119,000 and $110,000, respectively, and rent expense for the first nine months of 2011 and 2010 was approximately $349,000 and $347,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
Remainder of 2011	$138
2012	541
2013	54
2014 and thereafter	—
$733

Note 13 — Litigation

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Initial Public Offering Securities Litigation

On October 26, 2001, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against certain investment banks that underwrote QuickLogic's initial public offering, QuickLogic and some of QuickLogic's officers and directors. The complaint alleged excessive and undisclosed commissions in connection with the allocation of shares of common stock in QuickLogic's initial and secondary public offerings and artificially high prices through “tie-in” arrangements which required the underwriters' customers to buy shares in the aftermarket at pre-determined prices in violation of the federal securities laws. Plaintiffs sought an unspecified amount of damages on behalf of persons who purchased QuickLogic's stock pursuant to the registration statements between October 14, 1999 and December 6, 2000. Various plaintiffs filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offering. These actions, including the action against QuickLogic, were coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92, or IPO Securities Litigation.

The parties have reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. The Company and the other defendants will receive complete dismissals from the case. In 2009, the district court granted final approval of the settlement.  Several groups of objectors appealed; a number of those appeals have been dismissed.  Currently on appeal is the district court's August 2011 ruling that the appellant is not a class member with standing to object to the settlement. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) the effects of the slow recovery from the worldwide economic downturn, (8) our partners and suppliers, and (9) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2011.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend the battery life of, and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, Advanced Encryption Standard, or AES; SDHC/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering Bill of Material, or BOM, cost and accelerating time-to-market. The programmable fabric of our platforms is used for adding differentiated features and provides flexibility to address quickly hardware-based product requirements.
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
We have transitioned from being a broad-based supplier of Field Programmable Gate Arrays, or FPGA, devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products including existing new product platforms and platforms in development. We expect our business growth to be driven by CSSPs; therefore, our CSSP revenue growth needs to be strong enough to enable us to generate profits while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities we are pursuing.
During the third quarter of 2011, we generated total revenue of $5.3 million which represents a 7% sequential decrease in revenues. Our new product revenue was $1.2 million which represents a 3% increase from the second quarter of 2011 while our mature product revenue was $4.1 million, which represents a 9% decrease from the second quarter of 2011. New product revenue is driven by new design activity. We believe the decrease in mature product revenue is due primarily to the downturn in the semiconductor market. It is also possible that the decline is being affected by an anticipated lessening of demand for our

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

mature products. Overall, we reported a net loss of $1.5 million for the third quarter of 2011.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation, accounting for income taxes, fair value measurements of financial assets and liabilities and measuring accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statements of operations and financial condition. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC on March 11, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.8%	35.9%	37.2%	38.0%
Gross profit	57.2%	64.1%	62.8%	62.0%
Operating expenses:
Research and development	42.5%	24.8%	44.4%	28.1%
Selling, general and administrative	42.5%	34.6%	44.6%	38.4%
Income (loss) from operations	(27.8)%	4.7%	(26.2)%	(4.5)%
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—%	—%	—%	5.2%
Interest expense	(0.1)%	(0.2)%	(0.2)%	(0.3)%
Interest income and other, net	(0.9)%	0.3%	(0.4)%	(0.2)%
Income (loss) before income taxes	(28.8)%	4.8%	(26.8)%	0.2%
Provision for (benefit from) income taxes	0.2%	(2.6)%	0.1%	(0.9)%
Net Income (loss)	(29.0)%	7.4%	(26.9)%	1.1%

Three Months Ended October 2, 2011 and October 3, 2010

Revenue

The table below sets forth the changes in revenue for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,222	23%	$2,764	38%	$(1,542)	(56)%
Mature products	4,117	77%	4,569	62%	(452)	(10)%
Total revenue	$5,339	100%	$7,333	100%	$(1,994)	(27)%
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The decrease in new product revenue was primarily driven by reduced demand from a broadband datacard customer due to design changes. We believe the decrease in mature product revenue is due primarily to the downturn in the semiconductor market. It is also possible that the decline is being affected by an anticipated lessening of demand for our mature products. One of our U.S. customers, purchasing primarily Eclipse devices, accounted for 24% and 4% of total revenue in the third quarters of 2011 and 2010, respectively.

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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,339	100%	$7,333	100%	$(1,994)	(27)%
Cost of revenue	2,283	43%	2,636	36%	(353)	(13)%
Gross Profit	$3,056	57%	$4,697	64%	$(1,641)	(35)%

The $1.6 million decrease in gross profit in the third quarter of 2011 as compared to the third quarter of 2010 was mainly due to lower revenue, higher inventory reserve and higher unabsorbed overhead in the third quarter of 2011 as compared to the third quarter of 2010. The sale of previously reserved inventories contributed $159,000, or 3.0% of revenue, to gross profit in the third quarter of 2011 and $151,000, or 2.1% of revenue, in the third quarter of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,271	43%	$1,817	25%	$454	25%
SG&A expense	2,267	43%	2,535	35%	(268)	(11)%
Total operating expenses	$4,538	86%	$4,352	60%	$186	4%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $454,000 increase in R&D expenses in the third quarter of 2011 as compared to the third quarter of 2010 was attributable primarily to a $140,000 increase in third party chip design costs; a $130,000 increase in equipment and supplies; a $123,000 increase in depreciation expenses including a mask set write-off of $102,000; and a $55,000 increase in purchased IP.

Selling, General and Administrative Expense

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $268,000 decrease in SG&A expenses in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to a $132,000 decrease in outside services; a $123,000 decrease in stock-based compensation expenses; and a $45,000 decrease in compensation expenses.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	October 2, 2011	October 3, 2010	Amount	Percentage
Interest expense	$(5)	$(12)	$7	(58)%
Interest income and other, net	(49)	25	(74)	(296)%
	$(54)	$13	$(67)	(515)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $122,000 in the third quarter of 2011 from $2.5 million in the third quarter of 2010. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the third quarter of 2011 as compared to the third quarter of 2010.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 (in thousands, except percentage data):

	Three Months Ended		Change
	October 2, 2011	October 3, 2010	Amount	Percentage
Provision for (benefit from) income taxes	$10	$(192)	$202	(105)%

The provision for (benefit from) income taxes for the third quarters of 2011 and 2010 were primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the third quarter of 2010 was an out of period adjustment relating to an intraperiod tax allocation resulting from the unrealized gains on our investment in TowerJazz.

As of the end of the third quarter of 2011, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended October 2, 2011 and October 3, 2010

Revenue

The table below sets forth the changes in revenue for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$3,632	22%	$7,135	37%	$(3,503)	(49)%
Mature products	12,991	78%	12,106	63%	885	7%
Total revenue	$16,623	100%	$19,241	100%	$(2,618)	(14)%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

New product revenue was negatively impacted during the first nine months of 2011 by an over-supply of inventory already in the channel for our broadband data card and mobile enterprise customers, and reduced demand from a secure data card customer due to design changes. The increase in mature product revenue primarily resulted from the increase in customer demand for pASIC 3 and end of life purchases of Eclipse products. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 17% and 10% of total revenue in the first nine months of 2011 and 2010, respectively.

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

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$16,623	100%	$19,241	100%	$(2,618)	(14)%
Cost of revenue	6,188	37%	7,305	38%	(1,117)	(15)%
Gross Profit	$10,435	63%	$11,936	62%	$(1,501)	(13)%

The $1.5 million decrease in gross profit in the first nine months of 2011 as compared to the first nine months of 2010 was mainly due to lower revenue, higher inventory reserve and higher unabsorbed overhead. The sale of previously reserved inventories contributed $282,000, or 1.7% of revenue, to gross profit in the first nine months of 2011 and $451,000, or 2.3% of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

revenue, in the first nine months of 2010.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2011		October 3, 2010		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$7,386	44%	$5,410	28%	$1,976	37%
SG&A expense	7,417	45%	7,388	38%	29	*
Total operating expenses	$14,803	89%	$12,798	66%	$2,005	16%

*	Represents less than 1% of change in expenses.

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $2.0 million increase in R&D expenses in the first nine months of 2011 as compared to the first nine months of 2010 was attributable primarily to a $1.3 million increase in third party chip design costs; a $253,000 increase in compensation expenses; a $211,000 increase in depreciation expense; a $114,000 increase in expenses related to IP purchases; and a $175,000 increase in equipment and supplies. These increases were partially offset by a decrease of $146,000 in stock-based compensation expenses.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $29,000 increase in SG&A expenses in the first nine months of 2011 as compared to the first nine months of 2010 was primarily due to a $262,000 increase in compensation expenses; a $79,000 increase in travel and entertainment expenses; a $61,000 increase in equipment and supplies; and a $45,000 increase in outside service expenses. These increases were partially offset by a decrease of $400,000 in stock-based compensation expenses.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 2, 2011	October 3, 2010	Amount	Percentage
Gain on sale of TowerJazz Semiconductor Ltd. Shares	$—	$993	$(993)	(100)%
Interest expense	(31)	(57)	26	(46)%
Interest income and other, net	(66)	(46)	(20)	43%
	$(97)	$890	$(987)	(111)%

The decrease in interest expense was due primarily to the reduction of our average debt obligation to $223,000 in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

first nine months of 2011 from $2.5 million in the first nine months of 2010. The change in interest income and other, net was due primarily to the foreign exchange losses in the first nine months of 2011 as compared to the first nine months of 2010.

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

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes from the nine months ended October 2, 2011 as compared to the nine months ended October 3, 2010 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 2, 2011	October 3, 2010	Amount	Percentage
Provision for (benefit from) Income Taxes	$19	$(164)	$183	(112)%

The provision for (benefit from) income taxes for the first nine months of 2011 and 2010 were primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the third quarter of 2010 was an out of period adjustment relating to an intraperiod tax allocation resulted from the unrealized gains on our investment in TowerJazz.

As of the end of the first nine months of 2011, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of October 2, 2011, our principal sources of liquidity consisted of our cash and cash equivalents of $21.6 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $425,000. As of October 2, 2011, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $37,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). During the first three quarters of 2010, we sold 700,000 shares of TowerJazz ordinary shares. As of October 2, 2011, the 645,000 remaining shares of our investment in TowerJazz had a market value of approximately $425,000.

Net cash from operating activities

Net cash used for operating activities was $1.1 million in the first nine months of 2011. The cash used for operating activities was primarily derived from (1) a net loss of $4.5 million; (2) $2.9 million of net non-cash charges; and (3) net changes in working capital, which provided cash of $461,000 in the first nine months of 2011. The non-cash charges consisted primarily of stock-based compensation of $1.3 million, depreciation and amortization of $1.0 million, and a write-down of inventory of $562,000. The net changes in working capital included an increase in inventories of $1.1 million; a decrease in other assets of $101,000; a decrease in accrued liabilities of $262,000; and a decrease in trade payables of $228,000. This was offset by a decrease in accounts receivable of $2.2 million and a decrease in deferred royalty revenue of $238,000.

Net cash used for operating activities was $564,000 in the first nine months of 2010. The cash used for operating

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

Net cash from investing activities

Net cash used by investing activities for the first nine months of 2011 was $665,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $351,000 during the remainder of fiscal year 2011.

Net cash provided by investing activities for the first nine months of 2010 was $403,000 million, resulting from proceeds from the sale of TowerJazz shares of $1.1 million, partially offset by $696,000 in capital expenditures made primarily to acquire manufacturing equipment.

Net cash from financing activities

Net cash provided by financing activities was $1.4 million for the first nine months of 2011, resulting from $1.8 million in proceeds related to the issuance of common shares to employees under our equity plans, partially offset by scheduled payments under the terms of our capital lease obligations.

Net cash provided by financing activities was $1.1 million for the first nine months of 2010, resulting from scheduled payments under the terms of our debt and capital lease obligations, partially offset by $1.5 million in proceeds related to the exercise of certain warrants to purchase common stock and the issuance of common shares to employees under our equity plans. During the first nine months of 2010, we repaid and borrowed $2.0 million of revolving debt at an interest rate of 6% in the first quarter of 2010 and $4 million at an interest rate of 4.5% in the remaining quarters.

 We require substantial cash to fund our business. We believe our existing cash resources will be sufficient to fund operations and capital expenditures, and provide adequate working capital for at least the next twelve months. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 2, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$733	$548	$185	$—
Wafer purchases (1)	843	843	—	—
Other purchase commitments	2,544	2,544	—	—
Total contractual cash obligations	4,120	3,935	185	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations	37	37	—	—
Total commercial commitments	37	37	—	—
Total contractual obligations and commercial commitments (3)	$4,157	$3,972	$185	$—
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $843,000 include both firm purchase commitments and a portion of our forecasted wafer starts as of October 2, 2011.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of October 2, 2011.

(3)	Does not include unrecognized tax benefits of $76,000 as of October 2, 2011. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2011 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately16% of total operating expenses for the first nine months of 2011 and for the first nine months of 2010. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $233,000 in the first nine months of 2011.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM.” Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. During the first quarter of 2010, we sold 700,000 TowerJazz ordinary shares. In the first nine months of 2011 and 2010, we marked to market and recorded an unrealized gain of $132,000 and $577,000, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $0.66 per share as of the end of the third quarter of 2011.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures for the current period. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of October 2, 2011, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K for the year ended January 2, 2011 includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors. The information presented below updates and supplements, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

Risk Factors

We have a history of losses and cannot assure you that we will be profitable in the future.

We have a history of losses having recorded a net loss in 2009 and 2008. During 2010 we returned to profitability, but we have not been profitable year to date during fiscal 2011 and cannot predict when we may return to profitability.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	November 9, 2011	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.33(3)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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