Form 10-K
period 2012-01-01
QUICKLOGIC CORPORATION
filed 2012-03-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2012
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 2011, the Registrant's most recently completed second fiscal quarter, was $138,377,754 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At March 5, 2012, the Registrant had 38,659,885 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 26, 2012.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT
This Annual Report on Form 10-K, including the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2)  the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers and (8) industry trends.
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue, (ii) the commercial and technical success of our CSSPs and new products such as ArcticLink®, ArcticLink II, ArcticLink III, PolarPro®, and PolarPro II and our successful introduction of products and CSSPs incorporating emerging technologies or standards, (iii) the adverse affects of the slow recovery from the recent worldwide economic downturn, (iv) the liquidity required to support our future operating and capital requirements, (v) our ability to accurately estimate quarterly revenue, (vi) our dependence on our relationship with TowerJazz Semiconductor Ltd., or TowerJazz, and (vii) our dependence upon single suppliers to fabricate and assemble our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1.     BUSINESS

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to add new features, extend battery life, and improve the visual experience with their mobile, consumer and enterprise products. We are a fabless semiconductor company that designs, markets, and supports primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® III, ArcticLink II, ArcticLink, PolarPro® II, PolarPro, and Eclipse II (all of which fall into our new product category); our mature products include primarily pASIC® 3, QuickRAM® and QuickPCI, as well as royalty revenue, programming hardware and design software.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic, software drivers, and in some cases, firmware, and application software. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves multimedia content, such as our Visual Enhancement Engine, or VEE, and Display Power Optimizer, or DPO, to IP which implements commonly used mobile system interfaces, such as Secure Digital Input Output, or SDIO, Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, and Mobile Display Digital Interface, or MDDI, to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer's engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing.

We pioneered and introduced CSSPs in the first quarter of 2007. CSSPs are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Our customers value our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable fabric of our solution platforms. Customers value the expertise we bring to design our CSSP to optimize for power and performance within our customers' constraints. Customers also value the flexibility of programmable fabric to address specific hardware-based product requirements. By providing customized solutions for our customers, we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

The majority of our CSSP solution platforms and our other product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink provides flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value.

We offer a range of CSSPs built on our ArcticLink III, ArcticLink II, ArcticLink, PolarPro II, PolarPro, and Eclipse II solution platform families. During 2009, our engineering teams developed multiple CSSPs using the PolarPro II platform for the 3G USB modem segment that entered into production during the fourth quarter of 2009 which made up for a significant percentage of our revenue during 2010 and 2011.

During 2011, we announced our third generation solution platform, ArcticLink III VX, embedding our VEE/DPO technologies. ArcticLink III VX combines mixed signal physical layers, and a hard-wired logicon one device. Mixed signal capability supports the trend toward high-speed serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit boards, or PCBs, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area at the most power-efficient levels in a small form factor package.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable fabric. Our ArcticLink III solution platform is manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

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

Our business is in transition. In addition to competition in the semiconductor market, two other factors affect our future growth: an expected increase in revenue should our CSSP strategy prove successful and an expected decline in revenue from mature products. CSSP revenue is included in our new product revenue. New products contributed 25% of total revenue, as of January 1, 2012. In order to maintain or grow our revenue from its current level, we are dependent upon increased revenue from our existing products, especially CSSPs utilizing our ArcticLink III, ArcticLink II, ArcticLink, and PolarPro II, and PolarPro solution platforms, and the development and marketing of additional new products and solutions.

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

Industry Background

Consumer Electronic, or CE, products are a strong growth market for semiconductor products, and the needs of this market bring a unique set of requirements. One important trend in this market is toward mobile, handheld devices with wireless capability. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Many of these product requirements were driven from the launch and widely publicized success of the Apple iPhone and Apple iPad. While there continue to be additional deployments in the network operator infrastructure that support the bandwidth required for these use cases, there are demographic and geographic specific product features that share this infrastructure. These product features put a burden on the designers and manufactures of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which the consumer taste for these features changes exacerbates the development challenges and risk in launching successful products to the marketplace.

Another important trend is shrinking product life cycles. This drives a need for faster, lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. Therefore, we believe that the trends toward mobile, handheld products which have a PC-like user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Notebook and Laptop makers to come out with the new, smaller form factor Tablets.

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

System designers can customize their products using programmable logic or ASICs. The competitive dynamic between these classes of core silicon are well understood. High development risks, development costs and opportunity costs are incurred when using ASICs to produce custom devices with very low unit production cost. Suppliers of programmable logic devices, which have lower development and market risks and development costs relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic devices the solution of choice for custom products unless the volume is very high. These cost reduction efforts have significantly increased the volume required to justify the total cost of an ASIC.

The consumer market, especially the mobile device market, is not well served by mainstream core silicon. Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life and development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, Original Equipment Manufacturers, or OEMs and Original Design Manufacturers, or ODMs, may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of FPGAs is incompatible with their design goals. This effectively limits the average mobile system designer to ASSPs and small PLDs, creates a virtual level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs with their long development cycles, long lead times and high non-recurring development costs are only used in very high volume mainstream consumer products.

The traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability or intellectual property security is important. These markets are expected to follow a typical mature product trend, as compared with the predicted growth in our CSSP business in the consumer market.

Markets and Product Technology

We market CSSPs primarily to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II and III VX, ArcticLink II CX, ArcticLink, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, PSBs, custom logic, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design CSSPs and to integrate and test our CSSPs in our customers' products. A CSSP is based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSP's function is known and complete, and can consequently be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs. In some cases, we develop the PSBs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

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

By using CSSPs, PSBs, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

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

Second, our ArcticLink solution platform combines mixed signal physical layers, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable fabric. Our ArcticLink II CX solution platform includes an embedded 32-bit RISC CPU. By embedding QuickLogic-developed firmware, we can enable software differentiation as well as hardware differentiation for certain applications.

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Display and Visual Enhancement PSBs - such as VEE, DPO or LCD controller interfaces;

•	Network PSBs - such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs - such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs - such as I2S, PCM, I2C, encryption, unique ID for digital rights management, or DRM, and general purpose interfaces.

Fourth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies using one of our solution platforms, PSBs, which are proven logic IP cores, custom logic, software drivers, firmware and application software. We then work with these customers to integrate and test CSSPs in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware differentiation quickly and cost effectively. For our partners, we expand their reach into new segments and new use cases thereby expanding their served available market for their existing devices.

Our objective is to empower mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and

BOM cost requirements. We believe our CSSPs enable OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions on design platforms from which a range of products can be introduced.

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

As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified and will continue to identify the customers we want to serve with CSSPs. We are currently in different stages of engagement with a number of these customers. We believe CSSPs are resonating with our target customers who value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to expand our partner activities with top tier customers to define new silicon solution platforms and PSBs.

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have international sales operations in China, Taiwan, Japan and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of fifteen distributors throughout Europe and Asia to support our international business.

We have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Our largest customer (Honeywell International Inc.) represented 15% of revenue in 2011. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. Please see Note 12 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

In the past, there has not been a predictable seasonal pattern to our business. However, we may experience seasonal patterns in the future due to global economic conditions, the overall volatility of the semiconductor industry and the inherent seasonality of the mobile and consumer markets.

Backlog

We do not believe that backlog as of any particular date is indicative of future results. A majority of our quarterly shipments are typically booked during the quarter. Our sales are made primarily pursuant to standard purchase orders issued by OEM customers and distributors.

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (i) suppliers of ASSPs such as Cypress Semiconductor; (ii) suppliers of mobile and/or application processors, such as MediaTek; and (iii) suppliers of ASICs, such as eASIC and NEC. Our existing competitors for FPGAs include: (a) suppliers of CPLDs, such as Lattice Semiconductor and Altera; and (b) suppliers of FPGAs, such as Altera and Xilinx.

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

Research and Development

We are focused on developing CSSPs. CSSPs consist of a combination of our silicon platforms, PSBs, software drivers and fabric. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses in 2011, 2010 and 2009 were $9.8 million (47% of revenue), $7.5 million (29% of revenue) and $6.2 million (41% of revenue), respectively.

As of the end of 2011, our research and development staff consisted of 28 employees located in California, India, and Canada.

•
Our System Solutions Group, or SSG, is our internal group that provides system architecture and design services to create CSSPs for our customers. It develops PSBs, associated software drivers and firmware, and integrates them with our solution platforms that form the basis of our CSSPs.

•
Our software group develops the design libraries, interface routines and place and route software that allow our system solution group, or SSG, and our FPGA customers to use third party design environments to develop designs that are incorporated into our programmable devices.

•
Our ASSP design engineering group architects and specifies the solution platforms with the mixture of hard-wired logic and programmable fabric. This group then works with third-party design service companies that QuickLogic contracts for device development.

•
Our programmable logic design engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro II, or combined with standard functions in solution platforms such as ArcticLink III.

•
Our product engineering group oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

Manufacturing

We have close relationships with third party manufacturers for our wafer fabrication, package assembly, testing and programming requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to TSMC, eSilicon and TowerJazz. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. eSilicon manufacturers our ArcticLink III VX products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers. TowerJazz manufactures our new products, using a six-layer metal, 0.18 micron CMOS process. We purchase products from TSMC, eSilicon,andTowerJazz on a purchase order basis. We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of January 1, 2012, we had a total of 81 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 84 U.S. patents and have two pending applications for additional U.S. patents containing claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 12 patents. Our issued patents expire between 2012 and 2028.

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

We have six trademarks registered with the U.S. Patent and Trademark Office.

Executive Officers and Directors

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

The following table sets forth certain information concerning our current executive officers and directors as of March 5, 2012:

Name	Age	Position
Andrew J. Pease	61	President and Chief Executive Officer; Director
E. Thomas Hart	70	Executive Chairman of the Board
Ajith Dasari	41	Vice President, Worldwide Engineering
Brian Faith	37	Vice President, Worldwide Sales and Marketing
Ralph S. Marimon	54	Vice President, Finance and Chief Financial Officer
Catriona Meney	50	Vice President, Human Resources and Development
Timothy Saxe	56	Senior Vice President and Chief Technology Officer
Michael J. Callahan	76	Director
Michael R. Farese	65	Director
Arturo Krueger	72	Director
Christine Russell	62	Director
Gary H. Tauss	57	Director

Andrew J. Pease has served as a member of our Board of Directors since April 2011. He joined QuickLogic in November 2006 and has served as our President and Chief Executive Officer since January 2011 and as our President since March 2009. Prior to March 2009, Mr. Pease served as our Vice President of Worldwide Sales from November 2006. From July 2003 to June 2006, Mr. Pease was Senior Vice President of Worldwide Sales of Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity, Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds a B.S. degree from the United States Naval Academy and an M.S. in computer science from the Naval Postgraduate School in Monterey, California.

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

Brian Faith  joined QuickLogic in June of 1996 and has served as our Vice President of Worldwide Sales and Marketing since April 2011 and our Vice President of Worldwide Marketing since November 2008. From 2001 through 2008, Mr. Faith served in various marketing positions including Vice President of Solutions Marketing and Senior Director of Marketing. Prior to 2001, Mr. Faith was an Engineering Program Manager, served in a Field Application Engineering role and held various Customer Application Engineering roles, including Customer Application Engineering Manager. Mr. Faith has also served as the Chairperson of the Marketing Committee for the CE-ATA Organization. He holds a B.S.C.E. degree in Computer Engineering from Santa Clara University and also served as Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

Ralph S. Marimon has served as our Vice President, Finance and Chief Financial Officer since November 2008. Prior to joining the Company, Mr. Marimon served as Vice President, Finance and Operations, and Chief Financial Officer of Anchor Bay Technologies, Inc., a fabless semiconductor company that designs and produces advanced video processing semiconductor devices from 2006. From 2005 to 2006, Mr. Marimon was Vice President of Finance and Administration and Chief Financial Officer of Tymphany Corporation, a provider of innovative audio transducers. Prior to that, Mr. Marimon was Vice President of Finance and Chief Financial Officer of Scientific Technologies, Inc., a provider of automation safeguarding products, from 2004 until 2005. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to joining Com21 Corporation, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions. Mr. Marimon holds a Masters of Management degree in finance and accounting from Northwestern University and a BA degree in economics from the University of California, Los Angeles.

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

ITEM 1A. RISK FACTORS
If we fail to successfully develop, introduce and sell CSSPs and new products, or if our CSSP design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future.
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

Our CSSP design opportunities may not result in the revenue we expect .
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

We have a limited number of significant customers and limited visibility into the long-term demand for our products from these customers.
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
We may not have the liquidity to support our future operations and capital requirements.
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

We depend on our relationship with TowerJazz which is the primary manufacturer of our new products.
Our new products are manufactured in TowerJazz's foundry facility. We believe that TowerJazz's long-term operation of this fabrication facility depends on its ability to attract sufficient customer demand, to obtain additional financing, to increase capacity, and its ability to remain in compliance with the terms of its credit agreements. The current political uncertainty and security situation in the Middle East where TowerJazz's fabrication facility is located, the cyclical nature of the market for foundry manufacturing services, TowerJazz's financial condition, or other factors may adversely impact TowerJazz's business prospects and may discourage future investments in TowerJazz from outside sources. The value of our investment in TowerJazz may also be adversely affected by a deterioration of conditions in the market for foundry manufacturing services, the market for semiconductor products, TowerJazz's financial health and TowerJazz's ability to remain in compliance with Nasdaq listing standards. The inability of TowerJazz to continue operations for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

We depend upon partnering with other companies to develop IP, reference platforms and system software.
In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. If we are unable to license new technologies, maintain a close working relationship with our partners, fail to continue to develop and introduce leading technologies or if these technologies fail to generate the revenue we expect, we may not be able to compete effectively in the future.

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
We depend upon third parties to fabricate, assemble, test and program our products, and they may discontinue manufacturing our products, fail to give our products priority, be unable to successfully manufacture our products to meet performance, volume or cost targets, or inaccurately report inventories to us.
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

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner.
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
If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.
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
We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock.
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
We have a history of losses having recorded a net loss in 2009. During 2010 we returned to profitability, but we were not profitable during fiscal 2011 and cannot predict when we may return to profitability.
Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline.
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
Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, and suppliers of ASICs.
We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs and/or a widely accepted feature of our CSSPs could be integrated into a competitor's ASSP. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.
We may be unable to adequately protect our intellectual property rights and may face significant expenses as a result of future litigation.
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
The market price of our common stock may fluctuate significantly and could lead to securities litigation.
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
We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, diversion of resources and significant write-offs.
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

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance.
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

Our Certificate of Incorporation, Bylaws and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders.
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
Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported financial results or how we conduct our business.
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
We have implemented import and export control procedures to comply with United States regulations but we are still exposed to potential risks from import and export activity.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2012. We have subleased approximately 8,000 square feet of this facility through December 2012. Our research and development facility in Toronto, Canada, consisting of approximately 2,059 square feet, is leased through February 2013. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2013. We also lease office space in Shanghai, China; Taipei, Taiwan; Tokyo, Japan; and London, England. We believe that our existing facilities are adequate for our current needs.

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

The parties reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, the Company will not bear any financial liability and the Company and the other defendants will receive complete dismissals from the case. The settlement was approved by the Court on October 5, 2009 and certain objectors filed appeals. The last remaining appeal of the settlement was withdrawn on January 13, 2012 and the settlement may now be enforced. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending January 1, 2012:
Fourth Quarter (through January 1, 2012)	$3.13	$1.92
Third Quarter (through October 2, 2011)	$4.44	$2.29
Second Quarter (through July 3, 2011)	$5.08	$2.60
First Quarter (through April 3, 2011)	$6.65	$4.52
Fiscal Year Ending January 2, 2011:
Fourth Quarter (through January 2, 2011)	$6.46	$5.00
Third Quarter (through October 3, 2010)	$5.22	$2.90
Second Quarter (through July 4, 2010)	$3.94	$2.58
First Quarter (through April 4, 2010)	$2.99	$1.93

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $2.52 per share on March 5, 2012. As of March 5, 2012, there were 38,659,885 shares of common stock outstanding that were held of record by 225 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Shelf Registration

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $774,000. Under the shelf registration statement, the Company has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

There have been no sales of unregistered securities during the fiscal year ended January 1, 2012.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2006 to December 31, 2011 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2006 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2011.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QuickLogic Corporation, the S&P 500 Index, and the S&P Semiconductors Index

$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
QuickLogic Corporation
S&P 500
S&P Semiconductors

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2011	2010	2009	2008	2007
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$20,969	$26,199	$15,074	$31,910	$34,417
Cost of revenue	8,517	9,609	7,715	14,941	19,410
Long-lived asset impairment(1)	—	—	150	1,545	—
Gross profit	12,452	16,590	7,209	15,424	15,007
Operating expenses:
Research and development	9,836	7,458	6,203	8,185	9,517
Selling, general and administrative	9,965	10,073	10,617	14,049	17,163
Long-lived asset impairment(1)	—	—	—	468	—
Restructuring costs(3)	—	—	59	502	—
Income (loss) from operations	(7,349)	(941)	(9,670)	(7,780)	(11,673)
Write-down of investment in TowerJazz Semiconductor Ltd.(2)	—	—	—	(1,398)	—
Gain on sale of TowerJazz Semiconductor Ltd. shares (4)		993
Interest expense	(36)	(67)	(93)	(225)	(280)
Interest income and other, net	(159)	(46)	(54)	(6)	894
Income (loss) before income taxes	(7,544)	(61)	(9,817)	(9,409)	(11,059)
Provision for (benefit from) income taxes	50	(184)	(63)	(54)	75
Net income (loss)	$(7,594)	$123	$(9,754)	$(9,355)	$(11,134)
Net income (loss) per share:
Basic	$(0.21)	$—	$(0.32)	$(0.32)	$(0.38)
Diluted	$(0.21)	$—	$(0.32)	$(0.32)	$(0.38)
Weighted average shares:
Basic	36,792	35,729	30,739	29,653	29,041
Diluted	36,792	39,038	30,739	29,653	29,041

	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,203	$21,956	$18,195	$19,376	$20,868
Working capital	22,840	26,933	18,097	17,407	22,279
Total assets	28,963	33,628	27,601	28,426	41,424
Long-term obligations, excluding current portion	146	—	264	—	2,527
Total stockholders' equity	24,938	29,313	21,259	21,862	29,018
__________________________

(1)
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

(2)	Write-down of marketable securities consisted of a non-cash charge of $1.4 million in 2008 for the write-down of our equity investment in TowerJazz Semiconductor Ltd. to fair value.

(3)	Restructuring costs of $59,000 and $502,000 in 2009 and 2008, respectively, consisted of additional severance benefits relating to the restructuring costs that occurred in the second quarter of 2008.

(4)	During the first quarter of 2010, the Company sold 700,000 of TowerJazz ordinary shares which resulted in a gain of $993,000.

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

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times.
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
We are transitioning from being a broad-based supplier of FPGA devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we will be dependent upon increased revenue from our new products including existing new product platforms and platforms still in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales, and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.
During 2011, we generated total revenue of $21.0 million which represents a 20% decrease over 2010. Our new product revenue was $5.3 million which represents a 43% decrease over 2010 while our mature product revenue was $15.6 million which represents a 7% decrease over 2010. We shipped our new products into four out of our five target mobile market segments: Smartphones, Broadband Access Data cards, Mobile Enterprise and Tablet. Although we saw continued demand for our mature products in 2011, we anticipate that our revenue from mature products will decline. Overall, we reported a net loss of $7.6 million for 2011.

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

During the fourth quarter of 2008 and the first quarter of 2009, we renegotiated our agreements with our distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits, or SSD, have been eliminated and parts held by the distributor may be returned for quality reasons only under our standard warranty policy. Revenue was recognized upon the shipment of programmed and unprogrammed parts to distributors throughout 2011.

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

Our semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new products, we believe our new product life cycle will be shorter and increase the potential for obsolescence. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, due to our small customer base and limited CSSP engagements, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our results of operations.

Valuation of Investments

At January 1, 2012, we held 644,543 available-for-sale TowerJazz ordinary shares valued at approximately $406,000, all of which was recorded as a short-term investment. Our investment is marked to market on our balance sheet at the end of each reporting period with the change in unrealized market value reflected in our consolidated statement of comprehensive income. If the market value of the shares were to decline below the carrying value and if the decline is determined to be “other than temporary,” we would record a write-down of marketable securities as a charge to our statement of operations and reduce the carrying value of the shares.

The TowerJazz shares which we purchased in 2001 and 2002 as part of our wafer supply agreement were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be “other than temporary” by $15.1 million between 2001 and 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value. In 2011, we had a net ending balance of an unrealized gain of $113,272. The carrying value of the TowerJazz ordinary shares was $0.63 per share as of the end of 2011.

Valuation of Long-Lived Assets

We assess whether the value of identifiable intangibles and long-lived assets, including property and equipment and prepaid wafer credits, has been impaired annually and whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There were no significant factors that could trigger an impairment review during the fiscal year 2011.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $56.2 million as of the end of 2011. We have also recorded a valuation allowance of $56.1 million as of the end of 2011 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2011	2010	2009
Statement of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.6%	36.7%	51.2%
Long-lived asset impairment	—%	—%	1.0%
Gross profit	59.4%	63.3%	47.8%
Operating expenses:
Research and development	46.9%	29.0%	41.2%
Selling, general and administrative	47.5%	38.4%	70.4%
Restructuring costs	—%	—%	0.4%
Income (loss) from operations	(35.0)%	(4.1)%	(64.2)%
Gain on sale of TowerJazz Semiconductor Ltd.	—%	3.8%	—%
Interest expense	(0.2)%	(0.3)%	(0.6)%
Interest income and other (expense), net	(0.8)%	(0.2)%	(0.4)%
Income (loss) before income taxes	(36.0)%	(0.3)%	(65.2)%
Provision for (benefit from) income taxes	0.2%	(0.7)%	(0.4)%
Net income (loss)	(36.2)%	0.4%	(64.8)%

	Fiscal Years
	2011	2010	2009
Revenue by product family(1) (in thousands):
New products	$5,326	$9,388	$4,877
Mature products	15,643	16,811	10,197
Total revenue	$20,969	$26,199	$15,074

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

Comparison of Fiscal Years 2011 and 2010

Revenue. The table below sets forth the changes in revenue for fiscal year 2011 as compared to fiscal year 2010 (in thousands, except percentage data):

	Fiscal Years
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product line (1):
New products	$5,326	25%	$9,388	36%	$(4,062)	(43)%
Mature products	15,643	75%	16,811	64%	(1,168)	(7)%
Total revenue	$20,969	100%	$26,199	100%	$(5,230)	(20)%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, ArcticLink III, Eclipse II, PolarPro, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The decrease in revenue was due to decreases in new and in mature product revenue. New product revenue was negatively impacted by an over-supply of inventory already in the channel for our broadband data card and mobile enterprise customers and by reduced demand from a secure data card customer due to design changes in 2011. The mature product revenue was negatively affected by low bookings from our customers in the aerospace, test and instrumentation sectors in 2011. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 15% and 11% of total revenue in fiscal years 2011 and 2010, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as our VEE/DPO technologies, boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2011 as compared to fiscal year 2010 (in thousands, except percentage data):

	Fiscal Years
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$20,969	100%	$26,199	100%	$(5,230)	(20)%
Cost of revenue	8,517	41%	9,609	37%	(1,092)	(11)%
Gross Profit	$12,452	59%	$16,590	63%	$(4,138)	(25)%

The $4.1 million decrease in gross profit in 2011 as compared to 2010 was mainly due to lower revenue, higher inventory reserve and higher unabsorbed overhead. The inventory reserve was $710,000 and $112,000 in 2011 and 2010, respectively. The increase in inventory reserve was primarily related to our PolarPro and PolarPro II product family. In addition, the decrease in gross profit was offset by the sale of previously reserved inventories of $336,000 and $580,000 in 2011 and 2010, respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2011 as compared to fiscal year 2010 (in thousands, except percentage data):

	Fiscal Years
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$9,836	47%	$7,458	29%	$2,378	32%
SG&A expense	9,965	48%	10,073	38%	(108)	(1)%
Total operating expenses	$19,801	95%	$17,531	67%	$2,270	13%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $9.8 million and $7.5 million in 2011 and 2010, respectively, which represented 47% and 29% of revenue for those periods. The $2.4 million increase in R&D expenses in 2011 as compared to 2010 is attributable primarily to a $1.8 million or 109% increase in outside services due to an increased level of third party chip design costs; a $308,000 increase in compensation expenses due to salary reinstatement in the second half of 2010; and a $320,000 increase in depreciation expense including a mask set write-off of $119,000; and a $114,000 increase in purchased IP.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $10.0 million and $10.1 million in 2011 and 2010, respectively, which represented 48% and 38% of revenue for those periods. The $108,000 decrease in SG&A expenses in 2011 as compared to 2010 is attributable primarily to a $517,000 or 32% decrease in stock-based compensation expenses and a $100,000 or 3% decrease in outside services due to a decrease in sales commissions paid to third party sales representatives. This decrease was partially offset by a $273,000 or 6% increase in compensation expenses due to salary reinstatement in the second half of 2010; a $133,000 or 19% increase in travel and entertainment expenses; and a $100,000 or 70% increase in other employee costs.

Gain on Sale of TowerJazz Shares. In the first quarter of fiscal year 2010, we sold 700,000 of the TowerJazz ordinary shares which resulted in a realized gain of $993,000.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net for 2011 as compared to 2010:

	Fiscal Years		Change
	2011	2010	Amount	Percentage
	(in thousands)
Interest expense	$(36)	$(67)	$31	(46)%
Interest income and other, net	(159)	(46)	$(113)	246%
	$(195)	$(113)	$(82)	73%

The decrease in interest expense is due primarily to the reduction of our average debt obligation to $300,000 in 2011 from $1.5 million in 2010. The change in interest income and other, net was due primarily to the other tax expenses including U.S. sales and use tax and business taxes in foreign jurisdictions, and foreign exchange losses in 2011 as compared to 2010.

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

Provision for (Benefit from) Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2011 as compared to 2010:

	Fiscal Years		Change
	2011	2010	Amount	Percentage
	(in thousands)
Income tax provision (benefit)	$50	$(184)	$234	(127)%

The income tax expense (benefit) for 2011 and 2010 are primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for 2010 was an out of period adjustment relating to an intraperiod tax allocation resulting from the unrealized gains on our investment in TowerJazz. The adjustment in 2010 had the impact of increasing the benefit from income taxes by $209,000 for the year.

As of the end of 2011, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

As of the end of 2011, we had net operating loss carryforwards for federal and state tax purposes of approximately $97.8 million and $46.1 million, respectively. These carryforwards, if not utilized to offset future taxable income and income taxes payable, will expire beginning in 2012 for federal and state purposes.

Stock-Based Compensation. For 2011 and 2010, stock-based compensation totaled $1.7 million and $2.4 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years		Change
	2011	2010	Amount	Percentage
Cost of revenue	$131	$169	$(38)	(22)%
Research and development	458	645	(187)	(29)%
Selling, general and administrative	1,087	1,604	(517)	(32)%
Total costs and expenses	$1,676	$2,418	$(742)	(31)%

In 2010, we granted RSUs in lieu of cash compensation. Total stock-based compensation related to RSUs in lieu of cash was $414,000 in 2010. We issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations.

The amount of stock-based compensation included in inventories at the end of 2011 and 2010 was not material and there was no tax effect on the financial statements for all periods presented.

Comparison of Fiscal Years 2010 and 2009

Revenue. The table below sets forth the changes in revenue for fiscal year 2010 as compared to fiscal year 2009 (in thousands, except percentage data):

	Fiscal Years
	2010		2009
Revenue by product line (1):	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
New products	$9,388	36%	$4,877	32%	$4,511	93%
Mature products	16,811	64%	10,197	68%	6,614	65%
Total revenue	$26,199	100%	$15,074	100%	$11,125	74%

_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, ArcticLink III, Eclipse II, PolarPro, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2010 as compared to fiscal year 2009 (in thousands, except percentage data):

	Fiscal Years
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$7,458	29%	$6,203	41%	$1,255	20%
SG&A expense	10,073	38%	10,617	70%	(544)	(5)%
Restructuring costs	—	—%	59	—%	(59)	(100)%
Total operating expenses	$17,531	67%	$16,879	111%	$652	4%

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

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $10.1 million and $10.6 million in 2010 and 2009, respectively, which represented 38% and 70% of revenue for those periods. The $544,000 decrease in SG&A expenses in 2010 as compared to 2009 resulted from our effort to realign resources with our expected revenue outlook and was primarily due to a $734,000 or 14% decrease in compensation expenses due to a decrease in headcount; a $245,000 or 16% decrease in occupancy costs; a $185,000 or 82% decrease in depreciation expense. These decreases were partially offset by a $587,000 or 26% increase in outside services due to increased sales commissions paid to third party sales representatives.

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

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for 2010 as compared to 2009:

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

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of January 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $20.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $406,000. As of January 1, 2012 there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. We plan to extend the term of the revolving debt facility which currently runs until June 2012. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period.

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $774,000. Under the shelf registration statement, the Company has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $287,000 outstanding under capital leases (see Note 6 of the Consolidated Financial Statements). During 2010, we sold 700,000 shares of the TowerJazz ordinary shares. As of January 1, 2012, the 644,543 remaining shares of our investment in TowerJazz had a market value of approximately $406,000.

Cash balances held at our foreign subsidiaries were approximately $950,000 and $985,000 at January 1, 2012 and January 2, 2011, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net Cash from Operating Activities

In 2011, net cash used for operating activities was $2.5 million and resulted from changes in working capital offset by a net loss of $8 million which included $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $710,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $1.7 million. In addition, changes in working capital accounts used cash of $1.4 million as a result of an decrease in accounts receivable of $2.6 million, increase in inventory of $1.1 million, and increase in accounts payable of $312,000. These cash uses were partially offset by a decrease in deferred royalty revenue of $320,000.

In 2010, net cash used for operating activities was $147,000 and resulted from changes in working capital offset by a net income of $123,000 which included $2.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $112,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $2.4 million. In addition, changes in working capital accounts used cash of $2.8 million as a result of an increase in accounts receivable of $1.7 million, increase in inventory of $1.3 million, increase in other assets of $105,000, and decrease in accounts payable of $352,000. These cash uses were partially offset by an increase in accrued liabilities and other long term liabilities of $631,000.

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

Net Cash from Investing Activities

Net cash used by investing activities for 2011 was $896,000, resulting from capital expenditures made primarily to acquire manufacturing equipment.

In 2010 and 2009, net cash used for investing activities was $270,000 and $124,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions.

Net Cash from Financing Activities

In 2011, net cash provided by financing activities was $1.6 million, resulting from $2.0 million of proceeds related to the issuance of common shares to employees under our equity plans, partially offset by payments of $408,000 under the terms of our debt and capital lease obligations.

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
Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$591	$540	$51	$—
Wafer purchases(1)	532	532	—	—
Other purchase commitments	3,479	2,729	750	—
Total contractual cash obligations	4,602	3,801	801	—
Other commercial commitments(2):
Capital lease obligations	287	141	146	—
Total commercial commitments	287	141	146	—
Total contractual obligations and commercial commitments(3)	$4,889	$3,942	$947	$—

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $532,000 include both firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2011.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of the end of 2011.

(3)	Does not include unrecognized tax benefits of $77,000 as of the end of 2011. See Note 8.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by these suppliers' ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally, accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. Based on the Company’s evaluation of the ASU, the adoption of ASU 2011-04 will not have material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending June 30, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16%, 16%, and 18% of total operating expenses in 2011, 2010, and 2009, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $319,000 in 2011.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the TowerJazz shares due to an “other than temporary” decline in their market value by $15.1 million between 2001 and 2008. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. In 2011, we had a net ending balance of an unrealized gain of $113,272. The carrying value of the TowerJazz ordinary shares was $0.63 per share as of the end of 2011.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at January 1, 2012 and January 2, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Reports on Internal Control Over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 9, 2012

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2011	2010	2009
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$20,969	$26,199	$15,074
Cost of revenue	8,517	9,609	7,715
Long-lived asset impairment	—	—	150
Gross profit	12,452	16,590	7,209
Operating expenses:
Research and development	9,836	7,458	6,203
Selling, general and administrative	9,965	10,073	10,617
Restructuring costs	—	—	59
Income (loss) from operations	(7,349)	(941)	(9,670)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	993	—
Interest expense	(36)	(67)	(93)
Interest income and other, net	(159)	(46)	(54)
Income (loss) before income taxes	(7,544)	(61)	(9,817)
Provision for (benefit from) income taxes	50	(184)	(63)
Net income (loss)	$(7,594)	$123	$(9,754)
Net Income (loss) per share:
Basic	$(0.21)	$—	$(0.32)
Diluted	$(0.21)	$—	$(0.32)
Weighted average shares:
Basic	36,792	35,729	30,739
Diluted	36,792	39,038	30,739

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,203	$21,956
Short-term investment in TowerJazz Semiconductor Ltd.	406	909
Accounts receivable, net of allowances for doubtful accounts of $10 and $16, respectively	1,585	4,143
Inventories	3,764	3,344
Other current assets	613	772
Total current assets	26,571	31,124
Property and equipment, net	2,181	2,312
Other assets	211	192
Total Assets	$28,963	$33,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,464	$2,152
Accrued liabilities	1,118	1,303
Deferred royalty revenue	8	328
Current portion of debt and capital lease obligations	141	408
Total current liabilities	3,731	4,191
Long-term liabilities:
Capital lease obligations, less current portion	146	—
Other long-term liabilities	148	124
Total liabilities	4,025	4,315
Commitments and contingencies (see Notes 15 and 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,636 and 37,806 shares issued and outstanding, respectively	39	38
Additional paid-in capital	190,025	186,304
Accumulated other comprehensive income	113	616
Accumulated deficit	(165,239)	(157,645)
Total stockholders' equity	24,938	29,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,963	$33,628

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2008	29,909	$30	$169,846	$—	$(148,014)	$21,862
Common stock issued under stock plans and employee stock purchase plans	827	1	166	—	—	167
Private Stock Offering, net of issuance costs and warrants	4,306	4	3,431	—	—	3,435
Issuance of common stock warrants	—	—	2,035	—	—	2,035
Change in unrealized gain on available-for-sale securities	—	—	—	1,130	—	1,130
Stock-based compensation	—	—	2,384	—	—	2,384
Net income (loss)	—	—	—	—	(9,754)	(9,754)
Balance at January 3, 2010	35,042	35	177,862	1,130	(157,768)	21,259
Common stock issued under stock plans and employee stock purchase plans	1,471	2	3,227	—	—	3,229
Private Stock Offering, net of issuance costs and warrants	—	—	18	—	—	18
Issuance of common stock warrants	1,293	1	2,779	—	—	2,780
Change in unrealized gain on available-for-sale securities	—	—	—	(514)	—	(514)
Stock-based compensation	—	—	2,418	—	—	2,418
Net income (loss)	—	—	—	—	123	123
Balance at January 2, 2011	37,806	38	186,304	616	(157,645)	29,313
Common stock issued under stock plans and employee stock purchase plans	830	1	2,045	—	—	2,046
Private Stock Offering, net of issuance costs and warrants	—	—	—	—	—	—
Issuance of common stock from exercise of warrants	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	(503)	—	(503)
Stock-based compensation	—	—	1,676	—	—	1,676
Net income (loss)	—	—	—	—	(7,594)	(7,594)
Balance at January 1, 2012	38,636	$39	$190,025	$113	$(165,239)	$24,938

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years
	2011	2010		2009
Cash flows from operating activities:
Net income (loss)	$(7,594)	$123		$(9,754)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,220	1,236		1,750
Stock-based compensation	1,676	2,418		2,384
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	—	(27)		443
Write-down of inventories	710	112		418
Long-lived asset impairment	—	—		150
Gain on TowerJazz Semiconductor Ltd. Shares	—	(993)		—
Tax effect on other comprehensive income	—	(209)		—
Gain/loss on disposal of equipment	(8)	18	—	—
Write-off of equipment	102	8		111
Bad debt expense	—	7		—
Changes in operating assets and liabilities:
Accounts receivable	2,558	(1,693)		(711)
Inventories	(1,130)	(1,337)		(637)
Other assets	140	(105)		413
Trade payables	312	(352)		456
Accrued liabilities	(185)	507		(437)
Deferred income	(320)	16		(274)
Other long-term liabilities	24	124		—
Net cash provided by (used for) operating activities	(2,495)	(147)		(5,688)
Cash flows from investing activities:
Capital expenditures for property and equipment	(896)	(829)		(124)
Proceeds from sale of equipment	—	15		—
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	—	1,084		—
Net cash provided by (used in) investing activities	(896)	270		(124)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(408)	(8,389)		(9,006)
Proceeds from debt obligations	—	6,000		8,000
Proceeds from issuance of common stock	2,046	6,027		6,411
Placement agent fees and other issuance costs	—	—		(774)
Net cash provided by (used in) financing activities	1,638	3,638		4,631
Net increase/(decrease) in cash and cash equivalents	(1,753)	3,761		(1,181)
Cash and cash equivalents at beginning of period	21,956	18,195		19,376
Cash and cash equivalents at end of period	$20,203	$21,956		$18,195
Supplemental disclosures of cash flow information:
Interest paid	$43	$71		$90
Income taxes paid	$21	$—		$—
Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$287	$408		$513
Purchase of equipment included in accounts payable	$371	$97		$273
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
(in thousands)

	Fiscal Years
	2011	2010	2009
Revenue	$20,969	$26,199	$15,074
Expense	(28,513)	(27,253)	(24,891)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	993	—
Income (loss) from operations before income taxes	(7,544)	(61)	(9,817)
Provision for (benefit from) income taxes	50	(184)	(63)
Net Income (loss) attributable to the company	$(7,594)	$123	$(9,754)

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Years
	2011	2010	2009
Net income (loss)	$(7,594)	$123	$(9,754)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments (See Note 4)	(503)	(514)	1,130
Total comprehensive Income (loss)	$(8,097)	$(391)	$(8,624)

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, referenced herein as QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets, and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. Fiscal years 2011, 2010 and 2009 ended on January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of January 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $20.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, which expires on June 28, 2012, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $406,000.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others, the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms, fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers' products, costs of securing access to and availability of adequate manufacturing capacity, levels of inventories, wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes, product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of shares of TowerJazz and equity in the Company, the issuance and exercise of stock options and participation in the Company's employee stock purchase plan, and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 16%, 16% and 18% of total operating expenses in 2011, 2010 and 2009, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

The Company's semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new CSSPs and products, the Company believes its product life cycle will be shorter and increase the potential for obsolescence. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or frequent new product developments could have a significant impact on the value of our inventory and our results of operations.

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

During 2011, 2010, and 2009, the Company wrote-off equipment with a net book value of $102,000, $8,000 and $111,000, respectively. During 2009, the Company reduced the carrying value of the TowerJazz prepaid wafer credit by $150,000.

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

Prior to the first quarter of 2009, our agreements with distributors allowed for price adjustments and, in the case of unprogrammed parts, certain rights of return on unsold inventories. During the fourth quarter of 2008 and the first quarter of 2009, we renegotiated our agreements with our distributors. Under the new agreements, post shipment price adjustments such as Ship from Stock and Debits, or SSD, have been eliminated and parts held by the distributor may be returned for quality reasons only under our standard warranty policy. Revenue was recognized upon the shipment of programmed and unprogrammed parts to distributors throughout 2011.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $56.2 million as of the end of 2011. We have also recorded a valuation allowance of $56.1 million as of the end of 2011 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally, accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. Based on the Company’s evaluation of the ASU, the adoption of ASU 2011-04 will not have material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending June 30, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

	Fiscal Years
	2011			2010			2009
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic	$(7,594)	36,792	$(0.21)	$123	35,729	$—	$(9,754)	30,739	$(0.32)
Effect of stock options and other awards	—	—	—	—	3,309	—	—	—	—
Diluted	$(7,594)	36,792	$(0.21)	$123	39,038	$—	$(9,754)	30,739	$(0.32)

For 2011 and 2009, 8.0 million shares and 8.6 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during 2011 and 2009. For 2010, options for the purchase of 20,000 common shares were excluded from the weighted average diluted shares outstanding calculation, because their effect was anti-dilutive.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

During the first quarter of fiscal year 2010, the Company sold 700,000 of the TowerJazz ordinary shares which resulted in a gain of $993,000. In the third quarter of 2010, the Company recorded $209,000 of tax benefit related to accumulated other comprehensive income, or AOCI, attributable to unrealized gains on investment in TowerJazz. As of January 1, 2012, the Company held 644,543 available-for-sale TowerJazz ordinary shares with a net unrealized gain of $113,272 recorded in AOCI on the balance sheet which includes the tax benefit above and the difference between the cost of of $0.13 per share and carrying value of $0.63 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of January 1, 2012 was determined based on “Level 1” inputs as described in Note 7.

During the years of 2001 and 2002, the Company also received $4.7 million in prepaid wafer credits in partial consideration for the investment. Subsequently, the Company has utilized $1.8 million of these credits and impaired their value by $2.9 million. As of January 1, 2012, the Company had a zero carrying value for these wafer credits.

NOTE 5-BALANCE SHEET COMPONENTS

	January 1, 2012	January 2, 2011
	(in thousands)
Inventories:
Raw materials	$52	$17
Work-in-process	3,261	3,028
Finished goods	451	299
	$3,764	$3,344
Other current assets:
Prepaid expenses	$575	$690
Other	38	82
	$613	$772
Property and equipment:
Equipment	$12,200	$12,413
Software	7,065	7,072
Furniture and fixtures	747	769
Leasehold improvements	659	760
	20,671	21,014
Accumulated depreciation and amortization	(18,490)	(18,702)
	$2,181	$2,312

Other assets	211	192

Accrued liabilities:
Employee related accruals	$845	$1,003
Other	273	300
	$1,118	$1,303

The Company recorded depreciation and amortization expense of $1.2 million, $1.2 million and $1.8 million for 2011, 2010 and 2009, respectively. Assets acquired under capital leases and included in property and equipment were $1.1 million and

$800,000 at the end of 2011 and 2010, respectively. The Company recorded accumulated depreciation on leased assets of $810,000 and $500,000 as of the end of 2011 and 2010, respectively. As of January 1, 2012 and January 2, 2011, the capital lease obligation relating to these assets was $287,000 and $408,000, respectively.

NOTE 6-OBLIGATIONS

	January 1, 2012	January 2 2011
	(in thousands)
Debt and capital lease obligations:
Capital leases	$287	$408
	287	408
Current portion of debt and capital lease obligations	(141)	(408)
Long term portion of debt and capital lease obligations	$146	—

Revolving Line of Credit and Notes Payable to Bank

In June 2011, the Company entered into the Seventh Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the amended Agreement include a $6.0 million revolving line of credit available through June 2012, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During 2011, the Company had no borrowings against the line of credit.

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

Capital Leases

In December 2011, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013. The Company recorded a capital asset of $261,000 and prepaid maintenance of $26,000 that is being amortized over the term of the agreement and a capital lease obligation of $287,000. As of January 1, 2012, $287,000 was outstanding under the capital lease, of which $141,000 was classified as a current liability.

In January 2009, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 5.75% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of, approximately $138,000 through August 2011, for a total of approximately $825,000 over the three years period. As of January 1, 2012, there was no outstanding liability under the capital lease.

NOTE 7-FAIR VALUE MEASUREMENTS

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of January 1, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of January 1, 2012				As of January 2, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$18,826	$18,826	$—	$—	$19,722	$19,722	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	406	406	—	—	909	909	—	—
Total assets	$19,232	$19,232	$—	$—	$20,631	$20,631	$—	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of January 1, 2012 and January 2, 2011.

As of January 1, 2012, there is no material difference between the fair value and the carrying amount of the debt outstanding under the Company's line of credit and capital leasing arrangements.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2011	2010	2009
Income (loss) before income taxes:
U.S.	$(7,569)	$(209)	$(9,999)
Foreign	25	148	182
Income (loss) before income taxes	$(7,544)	$(61)	$(9,817)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$(11)	$(84)
State	2	2	3
Foreign	66	51	47
Subtotal	68	42	(34)
Deferred:
Federal	—	(170)	—
State	—	(40)	—
Foreign	(18)	(16)	(29)
Subtotal	(18)	(226)	(29)
Provision for (benefit from) income taxes	$50	$(184)	$(63)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at January 1, 2012. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	January 1, 2012	January 2, 2011
Deferred tax assets:
Net operating losses and capital losses	$34,733	$35,881
Accruals and reserves	2,753	2,746
Credits carryforward	5,304	5,085
Unrealized loss on marketable securities	3,057	2,357
Depreciation and amortization	9,150	6,081
Stock-based compensation	971	562
Other	211	209
	56,179	52,921
Valuation allowances	(56,067)	(52,827)
Deferred tax asset	$112	$94
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2011	2010	2009
Income tax expense/(benefit) at statutory rate	$(2,565)	$(21)	$(3,338)
State taxes	2	2	2
Refundable R&D credit	—	(11)	(85)
Stock Compensation and other permanent differences	192	224	378
Foreign taxes	41	(15)	(44)
Benefit allocated from other comprehensive income	—	(209)	—
Future benefit of deferred tax assets not recognized	2,380	(154)	3,024
	$50	$(184)	$(63)

As of January 1, 2012, the Company had net operating loss carryforwards of approximately $97.8 million for federal and $46.1 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2012 for federal and state purposes. Included in the net operating loss carryforwards amount is $7.8 million for federal and $4.9 million for state income tax purposes, which, when recognized, will result in a credit to stockholders' equity.

The Company has research credit carryforwards of approximately $2.8 million for federal and $3.6 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2012. The California credit can be carried forward indefinitely.

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

As of the end of 2011, cumulative unremitted foreign earnings of $900,000 are considered to be permanently invested outside the United States. Accordingly, no U.S. taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 1, 2012	January 2, 2011	January 3, 2010
Beginning balance of unrecognized tax benefits	$73	$70	$66
Gross increases for tax positions of current year	4	3	4
Ending balance of unrecognized tax benefits	$77	$73	$70

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $77,000 as of January 1, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2012, January 2, 2011 and January 3, 2010, the Company had approximately $26,000, $20,000 and $9,000 of accrued interest and penalties related to uncertain tax positions.

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

Rights Plan

In November 2001, the Board of Directors adopted a Rights Agreement which provided for a dividend of one Preferred Stock Purchase Right (each a “Right” and collectively, the “Rights”) for each share of common stock of the Company. Under the Rights Plan, each Right entitled stockholders to buy one ten-thousandth of a share of Series A Junior Participating Preferred Stock of QuickLogic at an exercise price of $32.50, subject to adjustment. The Rights would become exercisable only if a person or group became the beneficial owner of 15% or more of the common stock, or commenced a tender or exchange offer which would have resulted in the offeror beneficially owning 15% or more of common stock, without the approval of the Board of Directors. The Rights Agreement lapsed and the Rights expired on November 27, 2011.

Issuance of Common Stock

On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent's fees and other offering expenses of $774,000.

The warrants are exercisable any time after the six month anniversary of the date of issuance until the 66 month anniversary of the date of issuance, and will be exercisable at a price of $2.15 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.63 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5.5 years, risk-free interest rate of 2.47%, expected volatility of 57.79% and expected dividend of 0.

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

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1,500,000 shares of common stock for issuance under the Plan. As of January 1, 2012, approximately 6.0 million shares were reserved for issuance under the 2009 Plan. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

NOTE 11-STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for fiscal years 2011, 2010 and 2009 was as follows (in thousands):

	Fiscal Years
	2011	2010	2009
Cost of revenue	$131	$169	$280
Research and development	458	645	576
Selling, general and administrative	1,087	1,604	1,528
Total costs and expenses	$1,676	$2,418	$2,384

The amount of stock-based compensation included in inventories at the end of 2011, 2010 and 2009 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2011	2010	2009
Expected term (years)	5.7	5.4	5.1
Risk-free interest rate	1.16%	2.40%	1.97%
Expected volatility	61%	58%	51%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2011, 2010 and 2009 was $1.53, $1.48 and $0.74 per option, respectively. As of the end of 2011, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.5 million . This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.4 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2011:

Shares Available for Grant
(in thousands)
Balance at January 2, 2011	1,542
Authorized	1,500
Options granted	(876)
Options forfeited or expired	803
Balance at January 1, 2012	2,969

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1989 Plan, the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2011, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2008	7,367	$4.13
Granted	2,113	1.60
Forfeited or expired	(1,086)	5.23
Exercised	(63)	1.13
Balance outstanding at January 3, 2010	8,331	3.37
Granted	1,739	2.79
Forfeited or expired	(832)	9.35
Exercised	(1,169)	2.59
Balance outstanding at January 2, 2011	8,069	2.74
Granted	876	2.81
Forfeited or expired	(803)	4.51
Exercised	(659)	2.46
Balance outstanding at January 1, 2012	7,483	$2.58	6.34	$2,791
Exercisable at January 1, 2012	4,874	$2.68	5.17	$1,913
Vested and expected to vest at January 1, 2012	7,156	$2.58	6.22	$2,740

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.60 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $1.8 million, $2.5 million and $49,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2011, 2010 and 2009 was approximately $1.6 million, $3.0 million and $71,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $1.29	738	6.74	$0.90	523	$0.90
1.63 - 1.63	1,359	7.17	1.63	832	1.63
1.75 - 2.75	832	2.13	2.39	826	2.39
2.78 - 2.78	2,421	8.90	2.78	635	2.78
2.82 - 3.02	916	4.65	2.95	876	2.96
3.04 - 4.17	1,078	4.44	4.00	1,048	4.01
4.36 - 5.20	81	1.62	4.58	81	4.58
5.94 - 5.94	43	4.33	5.94	43	5.94
6.00 - 6.00	5	9.07	6.00	—	—
6.53 - 6.53	10	1.74	6.53	10	6.53
$0.78 - $6.53	7,483	6.34	$2.58	4,874	$2.68

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs, in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. There was no stock-based compensation related to RSUs for 2011.

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2011, 2010 and 2009 was $0.84, $1.36 and $0.70, respectively. Sales under the ESPP were 171,000 shares of common stock at an average price of $2.47 for 2011, 197,000 shares of common stock at an average price of $2.07 for 2010, and 494,000 shares of common stock at an average price of $0.71 per share for 2009.

Under the 2009 ESPP, the Company issued 171,390 shares at a price of $2.47 per share during 2011. As of January 1, 2012, 1,782,000 shares under the 2009 ESPP remained available for issuance. For 2011, the Company recorded compensation expense related to the ESPP of $146,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2011	2010	2009
Expected life (months)	6.1	6.0	6.1
Risk-free interest rate	0.08%	0.19%	0.08%
Volatility	56%	60%	118%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2011, the unrecognized stock-based compensation expense relating to the Company's ESPP is $64,000 and was expected to be recognized over a weighted average period of approximately 4.4 months.

NOTE 12-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2011	2010	2009
Revenue by product line (1) :
New products	$5,326	$9,388	$4,877
Mature products	15,643	16,811	10,197
Total revenue	$20,969	$26,199	$15,074
___________________________

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink, ArcticLink II, Eclipse™ II, PolarPro, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2011	2010	2009
Revenue by geography:
United States	$8,271	$8,652	$6,234
Europe	4,127	4,580	2,876
Taiwan	144	451	69
Japan	2,733	2,914	1,540
China	3,032	6,950	2,813
Rest of North America	326	431	548
Rest of Asia Pacific	2,336	2,221	994
Total revenue	$20,969	$26,199	$15,074

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2011	2010	2009
Distributor “A”	39%	24%	23%
Distributor “B”	*	12%	15%
Distributor "C"	10%	*	*
Distributor “D”	13%	22%	14%
Customer “B”	15%	11%	10%
Customer "E"	11%	*	*
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	January 1, 2012	January 2, 2011
Distributor “A”	30%	23%
Distributor “C”	*	20%
Distributor “D”	*	18%
Customer "C"	23%	*
___________________________

* Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2011, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13- SHELF REGISTRATION STATEMENT

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009. Under the shelf registration statement, the Company raised $5.5 million, net of placement agent's fees and other offering expenses of $774,000 on November 17, 2009 and has the ability to raise up to an additional $16.8 million through September 1, 2012. There can be no assurance that such capital will be available on terms acceptable to the Company.

NOTE 14-COMMITMENTS AND CONTINGENCIES

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2011 and 2010, the Company had $532,000 and $2.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2011, 2010 and 2009 was approximately $464,000, $465,000, and $581,000, respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2012	540
2013	51
2014	—
2015 and thereafter	—
$591

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

The parties reached a global settlement of the litigation. Under the settlement, the insurers are to pay the full amount of settlement share allocated to the Company, the Company will not bear any financial liability and the Company and the other defendants will receive complete dismissals from the case. The settlement was approved by the Court on October 5, 2009 and certain objectors filed appeals. The last remaining appeal of the settlement was withdrawn on January 13, 2012 and the settlement may now be enforced. The Company did not accrue any amounts related to the proposed settlement because it was not reasonably estimable.
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

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$4,346	$5,339	$5,737	$5,547	$6,958	$7,333	$6,479	$5,429
Cost of revenue(1)	2,329	2,283	1,966	1,939	2,304	2,636	2,553	2,116
Gross profit	2,017	3,056	3,771	3,608	4,654	4,697	3,926	3,313
Operating expenses:
Research and development(2)	2,450	2,271	3,312	1,803	2,048	1,817	1,533	2,060
Selling, general and administrative	2,548	2,267	2,543	2,607	2,685	2,535	2,518	2,335
Loss from operations	(2,981)	(1,482)	(2,084)	(802)	(79)	345	(125)	(1,082)
Gain on sale of TowerJazz Semiconductor Ltd. Shares(3)	—	—	—	—	—	—	—	993
Interest expense	(5)	(5)	(18)	(8)	(10)	(12)	(27)	(18)
Interest income and other (expense), net	(93)	(49)	(13)	(4)	—	25	(50)	(21)
Income (loss) before income taxes	(3,079)	(1,536)	(2,115)	(814)	(89)	358	(202)	(128)
Provision for (benefit from) income taxes(4)	31	10	(55)	64	(20)	(192)	13	15
Net income (loss)	$(3,110)	$(1,546)	$(2,060)	$(878)	$(69)	$550	$(215)	$(143)
Net income (loss) per share:
Basic	$(0.08)	$(0.04)	$(0.05)	$(0.02)	$—	$0.02	$(0.01)	$—
Diluted	$(0.08)	$(0.04)	$(0.05)	$(0.02)	$—	$0.01	$(0.01)	$—
Weighted average shares:
Basic	38,482	38,418	38,376	36,495	36,228	35,634	35,383	35,104
Diluted	38,482	38,418	38,376	36,495	36,228	38,711	35,383	35,104
___________________________

(1)	In the fourth quarter of 2011, cost of revenue increased as percentage of revenue primarily as a result of changes in product mix during the quarter.

(2)	In the second quarter of 2011, the Company incurred additional $1.1 million in third party chip design costs and$427,000 in purchased IP related to its ArcticLink III VX solution platform.

(3)	In the first quarter of 2010, the Company sold 700,000 of the TowerJazz ordinary shares which resulted in a gain of $993,000.

(4)	In the third quarter of 2010, the Company recorded $209,000 of tax benefit related to accumulated other comprehensive income (AOCI) attributable to unrealized gains on investment in TowerJazz.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of January 1, 2012, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of January 1, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers during Fiscal Year 2011” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2011	$16	$—	$(6)	$10
Fiscal Year 2010	$10	$7	$(1)	$16
Fiscal Year 2009	$10	$—	$—	$10

Allowance for Deferred Tax Assets:
Fiscal Year 2011	$52,827	$3,240	$—	$56,067
Fiscal Year 2010	$55,342	$—	$(2,515)	$52,827
Fiscal Year 2009	$51,319	$4,023	$—	$55,342

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.

10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2012.

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

Signature	Title	Date

/s/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer; Director (Principal Executive Officer)	March 9, 2012

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/S/ E. THOMAS HART E. Thomas Hart	Executive Chairman of the Board	March 9, 2012

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 9, 2012

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 9, 2012

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 9, 2012

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 9, 2012

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.

10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).