Form 10-Q
period 2012-04-01
QUICKLOGIC CORPORATION
filed 2012-05-04
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 1, 2012, the registrant had outstanding 38,697,218 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
April 1, 2012

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue	4,130	5,547
Cost of revenue	2,371	1,939
Gross profit	1,759	3,608
Operating expenses:
Research and development	2,802	1,803
Selling, general and administrative	2,697	2,607
Income (loss) from operations	(3,740)	(802)
Interest expense	(13)	(8)
Interest income and other, net	(13)	(4)
Income (loss) before income taxes	(3,766)	(814)
Provision for (benefit from) income taxes	(45)	64
Net income (loss)	$(3,721)	$(878)
Net Income (loss) per share:
Basic	(0.10)	(0.02)
Diluted	(0.10)	(0.02)
Weighted average shares:
Basic	38,495	36,495
Diluted	38,495	36,495

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net income (loss)	$(3,721)	$(878)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	98	(39)
Total comprehensive income (loss)	$(3,623)	$(917)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,223	$20,203
Short-term investment in TowerJazz Semiconductor Ltd.	567	406
Accounts receivable, net of allowances for doubtful accounts of $20 and $10, respectively	1,660	1,585
Inventories	3,117	3,764
Other current assets	1,049	613
Total current assets	23,616	26,571
Property and equipment, net	2,812	2,181
Other assets	231	211
TOTAL ASSETS	$26,659	$28,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,411	$2,464
Accrued liabilities	1,417	1,118
Deferred royalty revenue	—	8
Current portion of debt and capital lease obligations	411	141
Total current liabilities	4,239	3,731
Long-term liabilities:
Capital lease obligations, less current portion	506	146
Other long-term liabilities	139	148
Total liabilities	4,884	4,025
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 38,662 and 38,636 shares issued and outstanding, respectively	39	39
Additional paid-in capital	190,485	190,025
Accumulated other comprehensive income	211	113
Accumulated deficit	(168,960)	(165,239)
Total stockholders' equity	21,775	24,938
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,659	$28,963

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income (loss)	$(3,721)	$(878)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	290	335
Stock-based compensation	384	443
Write-down of inventories	329	118
Tax effect on other comprehensive income	(63)	—
Bad Debt	10	—
Changes in operating assets and liabilities:
Accounts receivable	(85)	453
Inventories	318	(736)
Other assets	(195)	(22)
Trade payables	(420)	(14)
Accrued liabilities	336	(212)
Deferred royalty revenue	(8)	125
Other long-term liabilities	(9)	5
Net cash provided by (used for) operating activities	(2,834)	(383)
Cash flows from investing activities:
Capital expenditures for property and equipment	(69)	(310)
Net cash provided by (used for) investing activities	(69)	(310)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(116)	(165)
Proceeds from issuance of common stock	39	1,400
Net cash provided by (used for) financing activities	(77)	1,235
Net increase (decrease) in cash and cash equivalents	(2,980)	542
Cash and cash equivalents at beginning of period	20,203	21,956
Cash and cash equivalents at end of period	$17,223	$22,498

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$917	$243
Purchase of fixed assets included in accounts payable	$765	$67

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2012. Operating results for the three months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's first fiscal quarter for 2012 and 2011 ended Sunday, April 1, 2012 and April 3, 2011, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of April 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $17.2 million, $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank , which expires June 28, 2012, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $567,000.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for the next twelve months. The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of shares of TowerJazz and equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable. The Company's investment in TowerJazz is subject to equity risk. See Note 4 for the information regarding the Company's investment in TowerJazz Semiconductor, Ltd.

Note 2 — Significant Accounting Policies

There have been no material changes in the Company's significant accounting policies for the first quarter of 2012 from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the Securities Exchange Commission, or SEC, on March 9, 2012.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this guidance in the first quarter of 2012 did not have any impact on the Company's consolidated financial statements.

 In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in the fourth quarter of 2011 did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2013. The Company currently believes there will be no significant impact on its financial statements.

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

For the first quarter of 2012 and of 2011, 7.7 million and 7.8 million, respectively, of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

As of April 1, 2012, the Company held 644,543 available-for-sale TowerJazz ordinary shares with a net unrealized gain of $211,000 recorded in AOCI on the balance sheet which includes a tax benefit and the difference between the cost of of $0.13 per share and carrying value of $0.88 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of April 1, 2012 was determined based on “Level 1” inputs as described in Note 7. In the first quarter of 2012, the Company recorded $63,000 of tax benefit related to accumulated other comprehensive income, or AOCI, attributable to unrealized gains on investment in TowerJazz.

Note 5 — Balance Sheet Components

	As of
	April 1, 2012	January 1, 2012
	(in thousands)
Inventories:
Raw materials	$30	$52
Work-in-process	2,666	3,261
Finished goods	421	451
	$3,117	$3,764
Other current assets:
Prepaid expenses	$1,018	$575
Other	31	38
	$1,049	$613
Property and equipment:
Equipment	$12,584	$12,200
Software	6,858	7,065
Furniture and fixtures	747	747
Leasehold improvements	659	659
	20,848	20,671
Accumulated depreciation and amortization	(18,036)	(18,490)
	$2,812	$2,181
Other assets:
Other long-term assets	$231	$211
	$231	$211
Accrued liabilities:
Employee related accruals	$1,180	$845
Other	237	273
	$1,417	$1,118

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	April 1, 2012	January 1, 2012
	(in thousands)
Debt and capital lease obligations:
Capital leases	917	$287
	917	287
Current portion of debt and capital lease obligations	(411)	(141)
Long term portion of debt and capital lease obligations	$506	$146

Revolving Line of Credit

In June 2011, the Company entered into the Seventh Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the amended Agreement include a $6.0 million revolving line of credit available through June 2012, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the first quarter of 2012, the Company had no borrowings against the line of credit.

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

Capital Leases

In February 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement require the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of April 1, 2012, $18,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through July 2014, for a total of $825,000 over the three year period. As of April 1, 2012, $648,000 was outstanding under the capital lease, of which $252,000 was classified as a current liability.

In December 2011, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013. The Company recorded a capital asset of $261,000 and prepaid maintenance of $26,000 that is being amortized over the term of the agreement and a capital lease obligation of $287,000. As of April 1, 2012, $251,000 was outstanding under the capital lease, of which $141,000 was classified as a current liability.

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

The accounting guidance for fair value measurement also specifies a hierarchy of valuation techniques based upon

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of April 1, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of April 1, 2012				As of January 1, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$15,427	$15,427	$—	$—	$18,826	$18,826	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	567	567	—	—	406	406	—	—
Total assets	$15,994	$15,994	$—	$—	$19,232	$19,232	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of April 1, 2012 and January 1, 2012.

(2)	The Company expects to sell TowerJazz marketable securities at the fair market value at such time as it deems appropriate.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1,500,000 shares of common stock for issuance under the Plan. As of April 1, 2012, approximately 6.4 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7,500,000 shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The Company has reserved 2.3 million shares for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Note 9 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the first quarter of 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of revenue	$32	$35
Research and development	93	121
Selling, general and administrative	259	287
Total costs and expenses	$384	$443

The amount of stock-based compensation included in inventories for the first quarter of 2012 and 2011 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended
	April 1, 2012	April 3, 2011
Expected term (years)	5.01	4.92
Risk-free interest rate	0.89%	2.12%
Expected volatility	62.18%	57.95%
Expected dividend	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during the first quarter of 2012 and 2011 were $1.37 and $3.04 per option, respectively. As of April 1, 2012, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.3 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.31 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of April 1, 2012:

Shares Available for Grant
(in thousands)
Balance at January 1, 2012	2,969
Authorized	—
Options granted	(33)
Options forfeited or expired	301
RSUs granted	(2)
RSUs forfeited or expired	—
Balance at April 1, 2012	3,235

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first three months of 2012:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2012	7,483	$2.58
Granted	33	2.61
Forfeited or expired	(301)	4.15
Exercised	(26)	1.47
Balance outstanding at April 1, 2012	7,189	$2.52	6.37	$3,102
Exercisable at April 1, 2012	4,838	$2.55	5.38	$2,356
Vested and expected to vest at April 1, 2012	6,914	$2.52	6.27	$3,066

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.73 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2012 and 2011 was $30,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2012 and 2011 was approximately $38,000 and $1.4 million , respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $384,000 for the first quarter of 2012.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing restricted stock awards, or RSAs, in the second quarter of 2007 and restricted stock units, or RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs was less than $1,000 for the first quarter of 2012. As of April 1, 2012, the Company had unrecognized compensation expense of $3,000 related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.33 years.

	RSAs and RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2012	—	$—
Granted	2	2.52
Vested	—	—
Forfeited	—	—
Nonvested at April 1, 2012	2	$2.52

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the first quarter of 2012 and 2011 was $0.89 and $1.59 per right, respectively.

As of April 1, 2012, 2.3 million shares remained available for issuance under the 2009 ESPP. For the first quarter of 2012, the Company recorded compensation expense related to the ESPP of $43,000.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	April 1, 2012	April 3, 2011
Expected term (months)	5.96	5.96
Risk-free interest rate	0.05%	0.17%
Volatility	65.67%	56.63%
Dividend yield	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Expected dividend: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of April 1, 2012, the unrecognized stock-based compensation expense relating to the Company's ESPP was $20,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

Note 10 — Income Taxes

In the first quarter of 2012 and 2011, the Company recorded a net income tax benefit of $45,000 and income tax expense of $64,000, respectively. The income tax expense and benefit were primarily from our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the first quarter of 2012 was an intraperiod tax allocation which resulted from the unrealized gains on our investment in TowerJazz. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $78,000 and $77,000 of unrecognized tax benefits at April 1, 2012 and January 1, 2012, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2012, the Company had approximately $28,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue by product line (1):
New products	$1,639	$1,220
Mature products	2,491	4,327
Total revenue	$4,130	$5,547

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue by geography:
United States	$1,310	$2,761
Japan	880	575
Malaysia	608	480
China	512	772
Europe	482	719
Rest of Asia Pacific	231	155
Rest of North America	107	85
Total revenue	$4,130	$5,547

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 1, 2012	April 3, 2011
Distributor “A”	32%	37%
Distributor “B”	*	11%
Distributor “C”	18%	*
Distributor “D”	16%	13%
Customer “B”	20%	16%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 1, 2012	January 1, 2012
Distributor “A”	33%	30%
Distributor “B”	15%	*
Distributor “D”	19%	*
Customer "C"	*	23%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of April 1, 2012, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 12 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of April 1, 2012 and January 1, 2012, the Company had $853,000 and $532,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered in the ordinary course of business. As of April 1, 2012, total outstanding purchase obligations were $2.2 million, primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarter of 2012 and 2011 was approximately $125,000 and $116,000, respectively.

Future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2012	$404
2013	53
2014 and thereafter	—
$457

Note 13 — Litigation

None.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2012.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards, and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, Intelligent Brightness Control, or IBC, and Background Color Compensator (BCC) technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times.
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
We continue to transition from being a broad-based supplier of FPGA devices to being a supplier of CSSPs. In order to grow our revenue from its current level, we will be dependent upon increased revenue from our new products including existing new product platforms and platforms still in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales, and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.
During the first quarter of 2012, we generated total revenue of $4.1 million which represents a 26% decrease from the first quarter of 2011. Our new product revenue was $1.6 million which represents a 34% increase while our mature product revenue was $2.5 million which represents a 42% decrease year over year. We shipped our new products into three out of our five target mobile market segments: Smartphones, Broadband Access Data Cards and Mobile Enterprise. Demand for our mature products declined in fiscal 2011 and remained flat in the first quarter of 2012. We anticipate that our revenue from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

mature products will not increase to former levels, but will continue to decline over time. Overall, we reported a net loss of $3.7 million for the first quarter of 2012.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation, and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on March 9, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue	100.0%	100.0%
Cost of revenue	57.4%	35.0%
Gross profit	42.6%	65.0%
Operating expenses:
Research and development	67.8%	32.5%
Selling, general and administrative	65.3%	47.0%
Income (loss) from operations	(90.5)%	(14.5)%

Interest expense	(0.3)%	(0.1)%
Interest income and other, net	(0.3)%	(0.1)%
Income (loss) before income taxes	(91.1)%	(14.7)%
Provision for (benefit from) income taxes	(1.1)%	1.2%
Net Income (loss)	(90.0)%	(15.9)%

Three Months Ended April 1, 2012 and April 3, 2011

Revenue

The table below sets forth the changes in revenue for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	April 1, 2012		April 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,639	40%	$1,220	22%	$419	34%
Mature products	2,491	60%	4,327	78%	(1,836)	(42)%
Total revenue	$4,130	100%	$5,547	100%	$(1,417)	(26)%
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

The increase in new product revenue was primarily driven by the shipment of our ArcticLink II VX to a smartphone customer. We believe the decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 20% and 16% of total revenue in the first quarters of 2012 and 2011, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as our VEE/DPO technologies, boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, due to pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	April 1, 2012		April 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$4,130	100%	$5,547	100%	$(1,417)	(26)%
Cost of revenue	2,371	57%	1,939	35%	432	22%
Gross Profit	$1,759	43%	$3,608	65%	$(1,849)	(51)%

The $1.8 million decrease in gross profit in the first quarter of 2012 as compared to the first quarter of 2011 was mainly due to lower revenue, higher inventory reserve and higher unabsorbed overhead. The inventory reserve was $329,000 and $118,000 in the first quarter of 2012 and 2011, respectively. The increase in inventory reserve was primarily due to decreased demand of Eclipse and pASIC 3 in our mature product family. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $98,000 and $81,000 in the first quarter of 2012 and 2011, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	April 1, 2012		April 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,802	68%	$1,803	33%	$999	55%
SG&A expense	2,697	65%	2,607	47%	90	3%
Total operating expenses	$5,499	133%	$4,410	80%	$1,089	25%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $999,000 increase in R&D expenses in the first quarter of 2012 as compared to the first quarter of 2011 was attributable primarily to a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

$633,000 increase in third party chip design costs; a $212,000 increase in equipment and supplies; a $96,000 increase in compensation expenses; and a $19,000 increase in travel and entertainment.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $90,000 increase in SG&A expenses in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a $98,000 increase in stock-based compensation expenses due to an executive equity bonus accrual and a $71,000 increase in travel and entertainment expenses. These expenses were partially offset by a $68,000 decrease in outside services related to legal costs.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	April 1, 2012	April 3, 2011	Amount	Percentage
Interest expense	$(13)	$(8)	$(5)	63%
Interest income and other, net	(13)	(4)	(9)	225%
	$(26)	$(12)	$(14)	117%

The increase in interest expense was due primarily to the increase in our average debt obligation to $602,000 in the first quarter of 2012 from $326,000 in the first quarter of 2011. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the first quarter of 2012 as compared to the first quarter of 2011.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	April 1, 2012	April 3, 2011	Amount	Percentage
Provision for (benefit from) income taxes	$(45)	$64	$(109)	(170)%

The provision for (benefit from) income taxes for the first quarters of 2012 and 2011 were primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the first quarter of 2012 was an intraperiod tax allocation of $63,000 resulting from the unrealized gains on our investment in TowerJazz.

As of the end of the first quarter of 2012, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of April 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $17.2 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $567,000. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15 million, unrestricted cash or cash equivalent balance of at least $8 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of April 1, 2012, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $917,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). As of April 1, 2012, the 644,543 shares of our investment in TowerJazz had a market value of approximately $567,000.

Cash balances held at our foreign subsidiaries were approximately $1.0 million and $950,000 at April 1, 2012 and January 1, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $2.8 million in the first three months of 2012. The cash used for operating activities was primarily derived from (1) a net loss of $3.7 million; (2) $1.0 million of net non-cash charges; and (3) net changes in working capital, which provided cash of $63,000 in the first three months of 2012. The non-cash charges consisted primarily of stock-based compensation of $384,000, depreciation and amortization of $290,000, and a write-down of inventory of $329,000. The net changes in working capital included an increase in other assets of $195,000; an increase in accrued liabilities of $336,000; and an increase in accounts receivable of $85,000. This was offset by a decrease in trade payables of $420,000 and a decrease in inventories of $318,000.

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

Net cash from investing activities

Net cash used by investing activities for the first three months of 2012 was $69,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $863,000 during the remainder of fiscal year 2012.

Net cash used by investing activities for the first three months of 2011 was $310,000, resulting from purchases of capital expenditures primarily to acquire manufacturing equipment.

Net cash from financing activities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used by financing activities was $77,000 for the first three months of 2012, resulting from $39,000 in proceeds related to the issuance of common shares to employees under our equity plans, partially offset by $116,000 of scheduled payments under the terms of our capital lease obligations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 1, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$457	$432	$25	$—
Wafer purchases (1)	853	853	—	—
Other purchase commitments	2,188	2,088	100	—
Total contractual cash obligations	3,498	3,373	125	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations	917	411	506	—
Total commercial commitments	917	411	506	—
Total contractual obligations and commercial commitments (3)	$4,415	$3,784	$631	$—
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $853,000 include both firm purchase commitments and a portion of our forecasted wafer starts as of April 1, 2012.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of April 1, 2012.

(3)	Does not include unrecognized tax benefits of $78,000 as of April 1, 2012. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by the supplier's ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2012 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 15% and 16% of total operating expenses for the first three months of 2012 and 2011, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $83,000 in the first three months of 2012.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM.” Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. In the first three months of 2012 and 2011, we marked to market and recorded an unrealized gain of $211,000 and $577,000, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $0.88 per share as of the end of the first quarter of 2012.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures for the current period. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of April 1, 2012, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our 2011 Annual Report on Form 10-K for the year ended January 1, 2012 includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors.

Item 4. Mine Safety Disclosures

Not applicable.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	May 4, 2012	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
10.33(3)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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