Form 10-Q
period 2012-07-01
QUICKLOGIC CORPORATION
filed 2012-08-03
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of July 31, 2012, the registrant had outstanding 44,018,019 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
July 1, 2012

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue	$4,071	$5,737	$8,201	$11,284
Cost of revenue	2,026	1,966	4,397	3,905
Gross profit	2,045	3,771	3,804	7,379
Operating expenses:
Research and development	2,452	3,312	5,254	5,115
Selling, general and administrative	2,749	2,543	5,446	5,150
Income (loss) from operations	(3,156)	(2,084)	(6,896)	(2,886)
Interest expense	(24)	(18)	(37)	(26)
Interest income and other, net	(50)	(13)	(63)	(17)
Income (loss) before income taxes	(3,230)	(2,115)	(6,996)	(2,929)
Provision for (benefit from) income taxes	6	(55)	(39)	9
Net income (loss)	$(3,236)	$(2,060)	$(6,957)	$(2,938)
Net Income (loss) per share:
Basic	$(0.08)	$(0.05)	$(0.18)	$(0.07)
Diluted	$(0.08)	$(0.05)	$(0.18)	$(0.07)
Weighted average shares:
Basic	40,154	38,376	39,401	38,224
Diluted	40,154	38,376	39,401	38,224

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income (loss)	$(3,236)	$(2,060)	$(6,957)	$(2,938)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(135)	(103)	(37)	(142)
Total comprehensive income (loss)	$(3,371)	$(2,163)	$(6,994)	$(3,080)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,867	$20,203
Short-term investment in TowerJazz Semiconductor Ltd.	432	406
Accounts receivable, net of allowances for doubtful accounts of $20 and $10, respectively	1,661	1,585
Inventories	2,727	3,764
Other current assets	862	613
Total current assets	32,549	26,571
Property and equipment, net	2,711	2,181
Other assets	214	211
TOTAL ASSETS	$35,474	$28,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,105	$2,464
Accrued liabilities	1,543	1,118
Deferred royalty revenue	—	8
Current portion of debt and capital lease obligations	287	141
Total current liabilities	3,935	3,731
Long-term liabilities:
Capital lease obligations, less current portion	469	146
Other long-term liabilities	139	148
Total liabilities	4,543	4,025
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,016 and 38,636 shares issued and outstanding, respectively	44	39
Additional paid-in capital	203,007	190,025
Accumulated other comprehensive income	76	113
Accumulated deficit	(172,196)	(165,239)
Total stockholders' equity	30,931	24,938
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,474	$28,963

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income (loss)	$(6,957)	$(2,938)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	587	651
Stock-based compensation	818	879
Write-down of inventories	428	176
(Gains) losses on disposal of equipment	—	(12)
Tax effect on other comprehensive income	(63)	—
Bad Debt	10	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	1,019
Inventories	609	(883)
Other assets	9	64
Trade payables	(852)	(25)
Accrued liabilities	462	(217)
Deferred royalty revenue	(8)	(132)
Other long-term liabilities	(9)	(37)
Net cash provided by (used for) operating activities	(5,052)	(1,455)
Cash flows from investing activities:
Capital expenditures for property and equipment	(265)	(501)
Net cash provided by (used for) investing activities	(265)	(501)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(151)	(201)
Net proceeds from issuance of common stock	12,132	1,640
Net cash provided by (used for) financing activities	11,981	1,439
Net increase (decrease) in cash and cash equivalents	6,664	(517)
Cash and cash equivalents at beginning of period	20,203	21,956
Cash and cash equivalents at end of period	$26,867	$21,439

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$756	$207
Purchase of equipment included in accounts payable	$52	$154

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2012. Operating results for the six months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's second fiscal quarter for 2012 and 2011 ended Sunday, July 1, 2012 and July 3, 2011, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of July 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $26.9 million, $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank , which expires June 28, 2013, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $432,000.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of shares of TowerJazz and equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

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

Note 2 — Significant Accounting Policies

During the second quarter of 2012, there were no material changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the Securities Exchange Commission, or SEC, on March 9, 2012.

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

The following shares were not included in the calculation of diluted net income (loss) per share for the second quarter of 2012 and 2011: (i) 7.6 million and 7.3 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million and 1.9 million shares of common stock, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

As of July 1, 2012, the Company held 644,543 available-for-sale TowerJazz ordinary shares with a net unrealized gain of $76,000 recorded in accumulated other comprehensive income, or AOCI, on the balance sheet which includes a tax benefit and the difference between the cost of of $0.13 per share and carrying value of $0.67 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of July 1, 2012 was determined based on “Level 1” inputs as described in Note 7. In the first six months of 2012, the Company recorded $63,000 of tax benefit related to AOCI attributable to unrealized gains on investment in TowerJazz.

Note 5 — Balance Sheet Components

	As of
	July 1, 2012	January 1, 2012
	(in thousands)
Inventories:
Raw materials	$30	$52
Work-in-process	2,337	3,261
Finished goods	360	451
	$2,727	$3,764
Other current assets:
Prepaid expenses	$824	$575
Other	38	38
	$862	$613
Property and equipment:
Equipment	$12,669	$12,200
Software	6,858	7,065
Furniture and fixtures	747	747
Leasehold improvements	659	659
	20,933	20,671
Accumulated depreciation and amortization	(18,222)	(18,490)
	$2,711	$2,181
Accrued liabilities:
Employee related accruals	$1,324	$845
Other	219	273
	$1,543	$1,118

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	July 1, 2012	January 1, 2012
	(in thousands)
Debt and capital lease obligations:
Capital leases	$756	$287
	756	287
Current portion of debt and capital lease obligations	(287)	(141)
Long term portion of debt and capital lease obligations	$469	$146

Revolving Line of Credit

In June 2012, the Company entered into the Eighth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 28, 2013, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the second quarter of 2012, the Company had no borrowings against the line of credit.

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Agreement. Under the terms of the Agreement, except as noted above, the Company must maintain a minimum tangible net worth of at least $15.0 million, adjusted quick ratio of 2-to-1 and a minimum unrestricted cash or cash equivalents balance of at least $8.0 million. The Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the Agreement as of the end of the current reporting period.

Capital Leases

In February 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement require the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of July 1, 2012, $18,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through July 2014, for a total of $825,000 over the three year period. As of July 1, 2012, $521,000 was outstanding under the capital lease, of which $126,000 was classified as a current liability.

In December 2011, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013. The Company recorded a capital asset of $261,000 and prepaid maintenance of $26,000 that is being amortized over the term of the agreement and a capital lease obligation of $287,000. As of July 1, 2012, $217,000 was outstanding under the capital lease, of which $143,000 was classified as a current liability.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 1, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of July 1, 2012				As of January 1, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$24,356	$24,356	$—	$—	$18,826	$18,826	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	432	432	—	—	406	406	—	—
Total assets	$24,788	$24,788	$—	$—	$19,232	$19,232	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of July 1, 2012 and January 1, 2012.

(2)	The Company expects to sell TowerJazz marketable securities at the fair market value at such time as it deems appropriate.

NOTE 8 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued shares of undesignated preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

In June 2012, the Company issued an aggregate of 5,122,000 shares of common stock and warrants to purchase up to an aggregate of 2,304,900 shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.45 of a share of common stock, at a price of $2.50 per Unit. The Company received total net proceeds from the offering of $11.9 million, net of underwriting discounts and other offering expenses of $929,000.

The warrants are exercisable any time for a period of 60 months from the date of issuance on June 6, 2012, and are exercisable at a price of $2.98 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.97 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 0.89%, expected volatility of 62.18% and expected dividend of 0.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Employee Stock Plans

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of July 1, 2012, approximately 6.4 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 10 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the second quarter of 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	$39	$35	$71	$70
Research and development	99	119	192	240
Selling, general and administrative	296	282	555	569
Total costs and expenses	$434	$436	$818	$879

The amount of stock-based compensation included in inventories for the second quarter of 2012 and 2011 was not significant.

Valuation Assumptions

The amended authoritative guidance requires companies to estimate the fair value of stock-based compensation awards.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's ESPP, consistent with the provisions of the amended authoritative guidance. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of restricted stock awards, or RSAs and restricted stock units, or RSUs is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected term (years)	6.53	4.93	6.22	4.93
Risk-free interest rate	1.16%	1.99%	1.10%	2.00%
Expected volatility	59.03%	58.69%	59.65%	58.50%
Expected dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

•
Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the expected term of the Company's employee stock options.

•	Expected volatility: The Company determines expected volatility based on historical volatility of the Company's common stock according to the expected term of the options.

•	Expected dividend yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

The weighted average estimated fair value for options granted during the second quarter of 2012 and 2011 were $1.94 and $1.82 per option, respectively. The weighted average estimated fair value for options granted during the first six months of 2012 and 2011 were $1.82 and $2.12, respectively. As of July 1, 2012, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.2 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.24 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of July 1, 2012:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Shares Available for Grant
(in thousands)
Balance at January 1, 2012	2,969
Authorized	—
Options granted	(181)
Options forfeited or expired	371
RSUs granted	(2)
RSUs forfeited or expired	—
Balance at July 1, 2012	3,157

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2012	7,483	$2.58
Granted	181	3.29
Forfeited or expired	(371)	3.92
Exercised	(135)	2.02
Balance outstanding at July 1, 2012	7,158	$2.54	6.19	$2,469
Exercisable at July 1, 2012	4,976	$2.53	5.24	$2,043
Vested and expected to vest at July 1, 2012	6,910	$2.54	6.10	$2,452

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.51 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2012 and 2011 was $152,000 and $1.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2012 and 2011 was approximately $273,000 and $1.4 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $434,000 and $818,000 for the second quarter and first half of 2012, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs, in the second quarter of 2007 and RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs was $3,000 for the second quarter of 2012. As of July 1, 2012, the Company had unrecognized compensation expense of less than $1,000 related to restricted stock awards which is expected to be recognized over a weighted-average period of 0.08 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2012	—	$—
Granted	2	2.52
Vested	—	—
Forfeited	—	—
Nonvested at July 1, 2012	2	$2.52

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the second quarter of 2012 and 2011 was $1.15 and $0.80 per right, respectively.

As of July 1, 2012, 2.3 million shares remained available for issuance under the 2009 ESPP. For the second quarter of 2012, the Company recorded compensation expense related to the ESPP of $73,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected term (months)	6.08	6.00	6.08	6.00
Risk-free interest rate	0.14%	0.10%	0.14%	0.10%
Volatility	67.93%	47.00%	67.93%	47.00%
Dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of July 1, 2012, the unrecognized stock-based compensation expense relating to the Company's ESPP was $84,000 and is expected to be recognized over a weighted average period of approximately 4.4 months.

Note 11 — Income Taxes

In the second quarter of 2012 and 2011, the Company recorded a net income tax expense of $6,000 and income tax benefit of $55,000, respectively. The income tax expense and benefit were primarily from our foreign operations which are cost-plus entities. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $78,000 and $77,000 of unrecognized tax benefits at July 1, 2012 and January 1, 2012,

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2012, the Company had approximately $30,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1992.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue by product line (1):
New products	$1,718	$1,190	$3,357	$2,410
Mature products	2,353	4,547	4,844	8,874
Total revenue	$4,071	$5,737	$8,201	$11,284

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue by geography:
United States	$1,179	$1,907	$2,489	$4,668
Japan	929	616	1,809	1,191
China	847	1,099	1,359	1,871
Europe	596	1,346	1,078	2,065
Malaysia	344	586	952	1,066
Rest of Asia Pacific	124	121	355	276
Rest of North America	52	62	159	147
Total revenue	$4,071	$5,737	$8,201	$11,284

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Distributor “A”	20%	44%	26%	40%
Distributor “C”	19%	*	19%	*
Distributor “D”	21%	16%	19%	15%
Customer “B”	11%	21%	15%	18%
Customer “D”	14%	*	11%	*
Customer “E”	*	14%	*	*
Customer “F”	10%	*	10%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 1, 2012	January 1, 2012
Distributor “A”	26%	30%
Distributor “B”	13%	*
Distributor “D”	10%	*
Customer "C"	*	23%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of July 1, 2012, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of July 1, 2012 and January 1, 2012, the Company had $487,000 and $532,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of July 1, 2012, total outstanding purchase obligations were $1.6 million, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2012. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarters of 2012 and 2011 was approximately $125,000 and $114,000, respectively. Total rent expense, net of sublease income, for the first six months of 2012 and 2011 was approximately $250,000 and $230,000, respectively.

As of July 1, 2012, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Operating Leases
(in thousands)
Fiscal Years
2012	$274
2013	69
2014 and thereafter	—
$343

Note 14 — Litigation

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

Note 15 — Subsequent Events

On July 16, 2012, the Company amended its operating lease agreement by extending the term of its current facility lease in Sunnyvale, California, for an additional 36 months through December 31, 2015. Base monthly rent is $57,542 for 2013, $59,246 for 2014 and $60,952 for 2015.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and factors that affect gross profit, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2012. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Broadband Access Data cards, Secure Access Data cards and Mobile Enterprise. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs are developed in numerous categories including Video and Imaging, Storage, Intelligence, Networking and Security. Currently developed and available PSBs include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, Intelligent Brightness Control, or IBC, and Background Color Compensator (BCC) technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times.
The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering bill of material, or BOM, cost and accelerating time-to-market. The programmable fabric of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.
Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products. Our solutions enable OEMs and ODMs to add new features, extend battery life and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply storage, networking or graphics components for embedded systems.
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
During the second quarter of 2012, we generated total revenue of $4.1 million which represents a 29% decrease from the second quarter of 2011. Our new product revenue was $1.7 million which represents a 44% increase while our mature product revenue was $2.4 million which represents a 48% decrease year over year. We shipped our new products into three out of our five target mobile market segments: Smartphones, Broadband Access Data Cards and Mobile Enterprise. Demand for our mature products declined in fiscal 2011 and remained flat in the second quarter of 2012. Since we introduced CSSPs to the market in early 2007, we have devoted substantially all of our development, sales, and marketing efforts on our new solution platforms, PSBs and CSSPs. Therefore, we anticipate that our revenue from mature products will not increase to former levels, but will continue to decline over time. Overall, we reported a net loss of $3.2 million and $7.0 million for the second quarter and the first six months of 2012.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on March 9, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	July 1, 2012	July 3, 2011
Revenue	100.0%	100.0%
Cost of revenue	49.8%	34.3%
Gross profit	50.2%	65.7%
Operating expenses:
Research and development	60.2%	57.7%
Selling, general and administrative	67.5%	44.3%
Income (loss) from operations	(77.5)%	(36.3)%

Interest expense	(0.6)%	(0.3)%
Interest income and other, net	(1.2)%	(0.2)%
Income (loss) before income taxes	(79.3)%	(36.8)%
Provision for (benefit from) income taxes	0.1%	(1.0)%
Net Income (loss)	(79.4)%	(35.8)%

Three Months Ended July 1, 2012 and July 3, 2011

Revenue

The table below sets forth the changes in revenue for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,718	42%	$1,190	21%	$528	44%
Mature products	2,353	58%	4,547	79%	(2,194)	(48)%
Total revenue	$4,071	100%	$5,737	100%	$(1,666)	(29)%
_________________

(1)            For all periods presented: New products represent products introduced since 2005, and include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The increase in new product revenue was primarily driven by the shipment of our ArcticLink II VX device to a Smartphone customer and the shipment of our PolarPro II device to a Broadband Access Data Card customer. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 11% and 21% of total revenue in the second quarters of 2012 and 2011, respectively.

In order to grow our revenue, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

development of additional new products and CSSPs.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating intellectual property such as our VEE/DPO technologies, boot from managed NAND or industry standard interfaces such as USB 2.0 OTG, SDIO and integrated drive electronics, or IDE, PS2, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$4,071	100%	$5,737	100%	$(1,666)	(29)%
Cost of revenue	2,026	50%	1,966	34%	60	3%
Gross Profit	$2,045	50%	$3,771	66%	$(1,726)	(46)%

The $1.7 million decrease in gross profit in the second quarter of 2012 as compared to the second quarter of 2011 was mainly due to lower revenue from our mature products, higher inventory reserve and higher unabsorbed overhead. The inventory reserve was $99,000 and $58,000 in the second quarter of 2012 and 2011, respectively. The increase in inventory reserve was primarily due to decreased demand for our pASIC 3 devices in our mature product family. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $223,000 and $42,000 in the second quarter of 2012 and 2011, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,452	60%	$3,312	58%	$(860)	(26)%
SG&A expense	2,749	68%	2,543	44%	206	8%
Total operating expenses	$5,201	128%	$5,855	102%	$(654)	(11)%

 Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

with engineering process improvements, programmable logic design, CSSP design and software development. The $860,000 decrease in R&D expenses in the second quarter of 2012 as compared to the second quarter of 2011 was attributable primarily to a $468,000 decrease in third party chip design costs and a $475,000 decrease in purchased intellectual property. These expenses were partially offset by a $59,000 increase in compensation expenses due to an increase in headcount and a $24,000 increase in stock-based compensation expenses.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $206,000 increase in SG&A expenses in the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to a $145,000 increase in stock-based compensation and a $66,000 increase in compensation expenses due to an increase in headcount.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	July 1, 2012	July 3, 2011	Amount	Percentage
Interest expense	$(24)	$(18)	$(6)	33%
Interest income and other, net	(50)	(13)	(37)	285%
	$(74)	$(31)	$(43)	139%

The increase in interest expense was due primarily to the increase in our average debt obligation to $837,000 in the second quarter of 2012 from $225,000 in the second quarter of 2011. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the second quarter of 2012 as compared to the second quarter of 2011.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses.

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	July 1, 2012	July 3, 2011	Amount	Percentage
Provision for (benefit from) income taxes	$6	$(55)	$61	(111)%

The provision for (benefit from) income taxes for the second quarters of 2012 and 2011 were primarily from our foreign operations which are cost-plus entities.

As of the end of the second quarter of 2012, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended July 1, 2012 and July 3, 2011

Revenue

The table below sets forth the changes in revenue for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$3,357	41%	$2,410	21%	$947	39%
Legacy products	4,844	59%	8,874	79%	(4,030)	(45)%
Total revenue	$8,201	100%	$11,284	100%	$(3,083)	(27)%

_________________

(1)              For all periods presented: New products represent products introduced since 2005, and include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The increase in new product revenue was primarily driven by the shipment of our ArcticLink II VX device to a smartphone customer and the shipment of PolarPro II device to a broadband access datacard customer. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 15% and 18% of total revenue in the first six months of 2012 and 2011, respectively.

In order to grow our revenue , we are dependent upon increased revenue from our existing new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products.

We continue to seek to expand our revenue, through the pursuit of high volume sales opportunities in the consumer market segment and the sale of CSSPs incorporating intellectual property such as VEE, DPO, AES or other security standards, or industry standard interfaces such as USB 2.0 OTG, SDIO and control interfaces such as PS2, I2C, SPI, and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$8,201	100%	$11,284	100%	$(3,083)	(27)%
Cost of revenue	4,397	54%	3,905	35%	492	13%
Gross Profit	$3,804	46%	$7,379	65%	$(3,575)	(48)%

The $3.6 million decrease in gross profit in the first six months of 2012 as compared to the first six months of 2011 was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

mainly due to lower revenue from our mature products, higher inventory reserve and higher unabsorbed overhead. The inventory reserve was $428,000 and $176,000 in the first six months of 2012 and 2011, respectively. The increase in inventory reserve was primarily due to decreased demand for our Eclipse and pASIC 3 devices in our mature product family. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $321,000 and $123,000 in the first six months of 2012 and 2011, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2012		July 3, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$5,254	64%	$5,115	45%	$139	3%
SG&A expense	5,446	66%	5,150	46%	296	6%
Total operating expenses	$10,700	130%	$10,265	91%	$435	4%

Research and Development

The $139,000 increase in R&D expenses in the first six months of 2012 as compared to the first six months of 2011 was attributable primarily to a $207,000 increase in equipment and supplies; a $164,000 increase in third party chip design costs; a $155,000 increase in compensation expenses; and a $39,000 increase in stock-based compensation expenses. These costs were partially offset by a decrease of $475,000 in intellectual property expenses.

Selling, General and Administrative Expense

The $296,000 increase in SG&A expenses in the first six months of 2012 as compared to the first six months of 2011 was primarily due to a $243,000 increase in stock-based compensation expenses; a $84,000 increase in compensation expenses; and a $50,000 increase in travel and entertainment expenses. These costs were partially offset by a $52,000 decrease in equipment and supplies; a $20,000 decrease in outside services; and a $16,000 decrease in occupancy costs.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011 (in thousands, except percentage data):

	Six Months Ended		Change
	July 1, 2012	July 3, 2011	Amount	Percentage
Interest expense	$(37)	$(26)	$(11)	42%
Interest income and other, net	(63)	(17)	(46)	271%
	$(100)	$(43)	$(57)	133%

The increase in interest expense was due primarily to the increase of our average debt obligation to $522,000 in the first six months of 2012 from $308,000 in the first six months of 2011. The change in interest income and other, net was due primarily to the foreign exchange losses in the first six months of 2012 as compared to the first six months of 2011.

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for Income Taxes from the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Six Months Ended		Change
	July 1, 2012	July 3, 2011	Amount	Percentage
Provision for (benefit from) Income Taxes	$(39)	9	$(48)	(533)%

The provision for (benefit from) income taxes for the first six months of 2012 and 2011 were primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the first six months of 2012 was an intraperiod tax allocation which resulted from the unrealized gains on our investment in TowerJazz.

As of the end of the first six months of 2012, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of July 1, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $26.9 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $432,000. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of July 1, 2012, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $756,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). As of July 1, 2012, the 644,543 shares of our investment in TowerJazz had a market value of approximately $432,000.

Cash balances held at our foreign subsidiaries were approximately $811,000 and $950,000 at July 1, 2012 and January 1, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $5.1 million in the first six months of 2012. The cash used for operating activities was primarily derived from (1) a net loss of $7.0 million; (2) $1.8 million of net non-cash charges; and (3) net changes in working capital, which provided cash of $125,000 in the first six months of 2012. The non-cash charges consisted primarily of stock-based compensation of $818,000, depreciation and amortization of $587,000, and a write-down of inventory of $428,000.

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

Net cash from investing activities

Net cash used by investing activities for the first six months of 2012 was $265,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $750,000 during the remainder of fiscal year 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used by investing activities for the first six months of 2011 was $501,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment.

Net cash from financing activities

Net cash provided by financing activities was $12.0 million for the first six months of 2012, resulting from $12.1 million in proceeds related to the issuance of common shares under the confidentially marketed underwritten offering and to employees under our equity plans, partially offset by $151,000 of scheduled payments under the terms of our capital lease obligations.

Net cash provided by financing activities was $1.4 million for the first six months of 2011, resulting from $1.6 million in proceeds related to the issuance of common shares to employees under our equity plans, partially offset by scheduled payments under the terms of our capital lease obligations.

We require substantial cash to fund our business. However, we believe that our existing cash resources will be sufficient to fund operations and capital expenditures, and provide adequate working capital for at least the next twelve months. After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 1, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$343	$324	$19	$—
Wafer purchases (1)	487	487	—	—
Other purchase commitments	1,708	1,608	100	—
Total contractual cash obligations	2,538	2,419	119	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations	756	287	469	—
Total commercial commitments	756	287	469	—
Total contractual obligations and commercial commitments (3)	$3,294	$2,706	$588	$—
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $487,000 include both firm purchase commitments and a portion of our forecasted wafer starts as of July 1, 2012.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of July 1, 2012.

(3)	Does not include unrecognized tax benefits of $78,000 as of July 1, 2012. See Note 11 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product. Our ability to respond to changes in demand is limited by our supplier's ability to provide products with the quantity, quality, cost and timeliness that we require. A supplier's decision not to provide these services to us or its inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2012 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 16% of total operating expenses for the first six months of 2012 and 2011, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $176,000 in the first six months of 2012.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM.” Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. In the first six months of 2012 and 2011, we marked to market and recorded an unrealized gain of $76,000 and $474,000, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $0.67 per share as of the end of the second quarter of 2012.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures for the current period. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of July 1, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 of the Condensed Unaudited Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Our 2011 Annual Report on Form 10-K for the year ended January 1, 2012 includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
4.1(3)	Warrant to Purchase Common Stock.
4.2(4)	Warrant to Purchase Common Stock.
10.33(5)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement.
10.34	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated July 16, 2012.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K (Item 8.01) filed on June 4, 2012.
(5)          Incorporated by reference to the Company's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	August 3, 2012	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Bylaws of Registrant.
4.1(3)	Warrant to Purchase Common Stock.
4.2(4)	Warrant to Purchase Common Stock.
10.33(5)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement.
10.34	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated July 16, 2012.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1)           Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).
(2)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(4)	Incorporated by reference to the Company's Current Report on Form 8-K (Item 8.01) filed on June 4, 2012.
(5)           Incorporated by reference to the Company's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.