Form 10-Q
period 2012-09-30
QUICKLOGIC CORPORATION
filed 2012-11-02
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of October 29, 2012, the registrant had outstanding 44,290,735 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
September 30, 2012

		Page
Part I - Financial Information		3

Item 1.	Financial Statements	3

	Condensed Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and October 2, 2011	3

	Condensed Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2012 and October 2, 2011	4

	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2012 and January 1, 2012	5

	Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2012 and October 2, 2011	6

	Notes to Condensed Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II - Other Information		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 4.	Mine Safety Disclosures	32

Item 6.	Exhibits	33

Signatures		34

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue	$3,657	$5,339	$11,858	$16,623
Cost of revenue	1,916	2,283	6,313	6,188
Gross profit	1,741	3,056	5,545	10,435
Operating expenses:
Research and development	1,865	2,271	7,119	7,386
Selling, general and administrative	2,658	2,267	8,104	7,417
Income (loss) from operations	(2,782)	(1,482)	(9,678)	(4,368)
Interest expense	(12)	(5)	(49)	(31)
Interest income and other, net	18	(49)	(45)	(66)
Income (loss) before income taxes	(2,776)	(1,536)	(9,772)	(4,465)
Provision for (benefit from) income taxes	22	10	(17)	19
Net income (loss)	$(2,798)	$(1,546)	$(9,755)	$(4,484)
Net Income (loss) per share:
Basic	$(0.06)	$(0.04)	$(0.24)	$(0.12)
Diluted	$(0.06)	$(0.04)	$(0.24)	$(0.12)
Weighted average shares:
Basic	44,122	38,418	40,975	38,303
Diluted	44,122	38,418	40,975	38,303

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income (loss)	$(2,798)	$(1,546)	$(9,755)	$(4,484)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(52)	(342)	(89)	(484)
Total comprehensive income (loss)	$(2,850)	$(1,888)	$(9,844)	$(4,968)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	September 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,948	$20,203
Short-term investment in TowerJazz Semiconductor Ltd.	380	406
Accounts receivable, net of allowances for doubtful accounts of $20 and $10, respectively	1,335	1,585
Inventories	2,516	3,764
Other current assets	951	613
Total current assets	30,130	26,571
Property and equipment, net	2,915	2,181
Other assets	202	211
TOTAL ASSETS	$33,247	$28,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,535	$2,464
Accrued liabilities	1,803	1,118
Deferred royalty revenue	—	8
Current portion of debt and capital lease obligations	418	141
Total current liabilities	3,756	3,731
Long-term liabilities:
Capital lease obligations, less current portion	304	146
Other long-term liabilities	147	148
Total liabilities	4,207	4,025
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,291 and 38,636 shares issued and outstanding, respectively	44	39
Additional paid-in capital	203,966	190,025
Accumulated other comprehensive income	24	113
Accumulated deficit	(174,994)	(165,239)
Total stockholders' equity	29,040	24,938
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,247	$28,963

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income (loss)	$(9,755)	$(4,484)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	907	952
Stock-based compensation	1,419	1,291
Write-down of inventories	428	562
(Gains) losses on disposal of equipment	—	(12)
Write-off of equipment	25	102
Tax effect on other comprehensive income	(63)	—
Bad Debt	10	—
Changes in operating assets and liabilities:
Accounts receivable	240	2,165
Inventories	820	(1,080)
Other assets	(68)	101
Trade payables	(1,296)	(228)
Accrued liabilities	722	(262)
Deferred royalty revenue	(8)	(238)
Other long-term liabilities	(1)	3
Net cash provided by (used for) operating activities	(6,620)	(1,128)
Cash flows from investing activities:
Capital expenditures for property and equipment	(814)	(665)
Net cash provided by (used for) investing activities	(814)	(665)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(311)	(371)
Net proceeds from issuance of common stock	12,490	1,779
Net cash provided by (used for) financing activities	12,179	1,408
Net increase (decrease) in cash and cash equivalents	4,745	(385)
Cash and cash equivalents at beginning of period	20,203	21,956
Cash and cash equivalents at end of period	$24,948	$21,571

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures and related maintenance	$721	$37
Purchase of equipment included in accounts payable	$1	$115

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's third fiscal quarter for 2012 and 2011 ended Sunday, September 30, 2012 and October 2, 2011, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of September 30, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $24.9 million, $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which expires June 28, 2013, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $380,000.

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

Note 2 — Significant Accounting Policies

During the third quarter of 2012, there were no material changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the Securities Exchange Commission, or SEC, on March 9, 2012.

New Accounting Pronouncements

In 2012, the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The adoption of this accounting standard does not have any impact on the Company's financial statements.

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

The following shares were not included in the calculation of diluted net income (loss) per share for the third quarter of 2012 and 2011: (i) 7.5 million and 7.2 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million and 1.9 million shares of common stock, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Investment in TowerJazz Semiconductor Ltd.

As of September 30, 2012, the Company held 42,970 available-for-sale TowerJazz ordinary shares with a net unrealized gain of $24,000 recorded in accumulated other comprehensive income, or AOCI, on the balance sheet which includes a tax benefit and the difference between the cost of $1.95 per share and carrying value of $8.84 per share, their fair value on the last trading day of the reporting period. The number of TowerJazz ordinary shares held by the Company reflect the 1 to 15 reverse stock split implemented by ToweJazz effective August 3, 2012.

The fair value of TowerJazz marketable securities as of September 30, 2012 was determined based on “Level 1” inputs as described in Note 7. In the first nine months of 2012, the Company recorded $63,000 of tax benefit related to AOCI attributable to unrealized gains on investment in TowerJazz.

Note 5 — Balance Sheet Components

	As of
	September 30, 2012	January 1, 2012
	(in thousands)
Inventories:
Raw materials	$33	$52
Work-in-process	2,240	3,261
Finished goods	243	451
	$2,516	$3,764
Other current assets:
Prepaid expenses	$916	$575
Other	35	38
	$951	$613
Property and equipment:
Equipment	$12,749	$12,200
Software	5,679	7,065
Furniture and fixtures	746	747
Leasehold improvements	659	659
	19,833	20,671
Accumulated depreciation and amortization	(16,918)	(18,490)
	$2,915	$2,181
Accrued liabilities:
Employee related accruals	$1,619	$845
Other	184	273
	$1,803	$1,118

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	September 30, 2012	January 1, 2012
	(in thousands)
Debt and capital lease obligations:
Capital leases	$722	$287
	722	287
Current portion of debt and capital lease obligations	(418)	(141)
Long term portion of debt and capital lease obligations	$304	$146

Revolving Line of Credit

In June 2012, the Company entered into the Eighth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 28, 2013, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent (0.50%), or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the third quarter of 2012, the Company had no borrowings against the line of credit.

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Agreement. Under the terms of the Agreement, except as noted above, the Company must maintain a minimum tangible net worth of at least $15 million, adjusted quick ratio of 2-to-1 and a minimum unrestricted cash or cash equivalents balance of at least $8 million. The Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the Agreement as of the end of the current reporting period.

Capital Leases

In February 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement require the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of September 30, 2012, $18,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2012, the Company leased design software tools and related maintenance under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $138,000 through July 2014, for a total of $825,000 over the three year period. As of September 30, 2012, $522,000 was outstanding under the capital lease, of which $255,000 was classified as a current liability.

In December 2011, the Company leased design software and related maintenance under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013. The Company recorded a capital asset of $261,000 and prepaid maintenance of $26,000 that is being amortized over the term of the agreement and a capital lease obligation of $287,000. As of September 30, 2012, $182,000 was outstanding under the capital lease, of which $145,000 was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of September 30, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of September 30, 2012				As of January 1, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$23,656	$23,656	$—	$—	$18,826	$18,826	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	380	380	—	—	406	406	—	—
Total assets	$24,036	$24,036	$—	$—	$19,232	$19,232	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of September 30, 2012 and January 1, 2012.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of September 30, 2012, approximately 6.5 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 10 — Stock-Based Compensation

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for the third quarter of 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$69	$34	$140	$104
Research and development	147	114	339	354
Selling, general and administrative	385	264	940	833
Total costs and expenses	$601	$412	$1,419	$1,291

The amount of stock-based compensation included in inventories for the third quarter of 2012 and 2011 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected term (years)	4.92	4.93	5.58	4.93
Risk-free interest rate	0.67%	1.15%	0.89%	1.50%
Expected volatility	65.56%	60.93%	62.59%	59.96%
Expected dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during the third quarter of 2012 and 2011 were $1.17 and $1.45 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2012 and 2011 were $1.50 and $1.72, respectively. As of September 30, 2012, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.0 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.32 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of September 30, 2012:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Shares Available for Grant
(in thousands)
Balance at January 1, 2012	2,969
Authorized	—
Options granted	(429)
Options forfeited or expired	493
RSUs granted	(2)
RSUs forfeited or expired	—
Balance at September 30, 2012	3,031

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2012	7,483	$2.58
Granted	345	2.76
Forfeited or expired	(493)	3.60
Exercised	(353)	1.87
Balance outstanding at September 30, 2012	6,982	$2.56	6.00	$3,114
Exercisable at September 30, 2012	5,017	$2.53	5.06	$2,683
Vested and expected to vest at September 30, 2012	6,669	$2.55	5.88	$3,065

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.80 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2012 and 2011 was $338,000 and $1.8 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2012 and 2011 was approximately $660,000 and $1.6 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $601,000 and $1.4 million for the third quarter and first nine months of 2012, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company began issuing RSAs, in the second quarter of 2007 and RSUs, in the third quarter of 2007. RSAs entitle the holder to purchase shares of common stock at par value during a short period of time, and purchased shares are held in escrow until they vest. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company withheld shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs was $185,000 for the third quarter of 2012. As of September 30, 2012, there were no unrecognized compensation expense related to RSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2012	—	$—
Granted	86	2.19
Vested	(86)	2.19
Forfeited	—	—
Nonvested at September 30, 2012	—	$—

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the third quarter of 2012 and 2011 was $1.15 and $0.80 per right, respectively.

As of September 30, 2012, 2.3 million shares remained available for issuance under the 2009 ESPP. For the third quarter of 2012, the Company recorded compensation expense related to the ESPP of $56,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected term (months)	6.08	6.00	6.08	6.00
Risk-free interest rate	0.14%	0.10%	0.14%	0.10%
Volatility	67.93%	47.00%	67.93%	47.00%
Dividend yield	—	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of September 30, 2012, the unrecognized stock-based compensation expense relating to the Company's ESPP was $28,000 and is expected to be recognized over a weighted average period of approximately 1.50 months.

Note 11 — Income Taxes

In the third quarter of 2012 and 2011, the Company recorded a net income tax provision of $22,000 and $10,000, respectively. The income tax provision was primarily from our foreign operations which are cost-plus entities. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $79,000 and $77,000 of unrecognized tax benefits at September 30, 2012 and

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

January 1, 2012, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company had approximately $31,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1997.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue by product line (1):
New products	$1,558	$1,222	$4,915	$3,632
Mature products	2,099	4,117	6,943	12,991
Total revenue	$3,657	$5,339	$11,858	$16,623

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue by geography:
United States	$1,307	$1,730	$3,796	$6,398
Japan	848	587	2,657	1,778
China	267	603	1,626	2,474
Europe	727	1,668	1,805	3,733
Malaysia	411	437	1,363	1,503
Rest of Asia Pacific	32	204	390	480
Rest of North America	65	110	221	257
Total revenue	$3,657	$5,339	$11,858	$16,623

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Distributor “A”	28%	50%	27%	43%
Distributor “B”	10%	*	*	*
Distributor “C”	22%	*	20%	*
Distributor “D”	*	11%	13%	13%
Customer “B”	12%	13%	14%	17%
Customer “E”	*	24%	*	13%
Customer “F”	13%	*	11%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 30, 2012	January 1, 2012
Distributor “A”	28%	30%
Distributor “B”	18%	*
Distributor “C”	19%	*
Customer "B"	12%	*
Customer "C"	*	23%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of September 30, 2012, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2012 and January 1, 2012, the Company had $408,000 and $532,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 30, 2012, total outstanding purchase obligations were 1.8 million, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2015. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarters of 2012 and 2011 was approximately $120,000 and $119,000, respectively. Total rent expense, net of sublease income, for the first nine months of 2012 and 2011 was approximately $370,000 and $349,000, respectively.

As of July 1, 2012, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Operating Leases
(in thousands)
Fiscal Years
2012	$139
2013	763
2014 and thereafter	1,443
$2,345

Note 14 — Litigation

From time to time, the Company is involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation, or in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty or other payments in the future which may adversely impact gross profit.

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
During the third quarter of 2012, we generated total revenue of $3.7 million which represents a 10% sequential decrease and a 32% decrease from the third quarter of 2011. Our new product revenue was $1.6 million which represents a 9% sequential decrease and a 27% increase year over year. Our mature product revenue was $2.1 million which represents a 11% sequential decrease and a 49% decrease year over year. We shipped our new products into four out of our five target mobile market segments: Smartphones, Broadband Access Data Cards, Secure Access Data Cards and Mobile Enterprise. Demand for our mature products declined in fiscal 2011 and remained flat through the third quarter of 2012. Since we introduced CSSPs to the market in early 2007, we have devoted substantially all of our development, sales, and marketing efforts on our new solution platforms, PSBs and CSSPs. We expect our revenue from mature products to continue to decline over time. Overall, we reported a net loss of $2.8 million and $9.8 million for the third quarter and the first nine months of 2012.
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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	September 30, 2012	October 2, 2011
Revenue	100.0%	100.0%
Cost of revenue	52.4%	42.8%
Gross profit	47.6%	57.2%
Operating expenses:
Research and development	51.0%	42.5%
Selling, general and administrative	72.7%	42.5%
Income (loss) from operations	(76.1)%	(27.8)%

Interest expense	(0.3)%	(0.1)%
Interest income and other, net	0.5%	(0.9)%
Income (loss) before income taxes	(75.9)%	(28.8)%
Provision for (benefit from) income taxes	0.6%	0.2%
Net Income (loss)	(76.5)%	(29.0)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended September 30, 2012 and October 2, 2011

Revenue

The table below sets forth the changes in revenue for the three months ended September 30, 2012, as compared to the three months ended October 2, 2011 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,558	43%	$1,222	23%	$336	27%
Mature products	2,099	57%	4,117	77%	(2,018)	(49)%
Total revenue	$3,657	100%	$5,339	100%	$(1,682)	(32)%
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

The increase in new product revenue was primarily driven by the continued shipment of our ArcticLink II VX device to a Smartphone customer and the shipment of our ArcticLink device to a Secure Access Data Card customer. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors.

In order to grow our revenue, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating intellectual property such as our VEE, DPO, AES or other security standards, or industry standard interfaces such as USB 2.0 OTG, SDIO and control interfaces such as PS2, I2C, SPI, low voltage differential signaling, or LVDS, mobile industry processor interface, or MIPI, display serial interface, or DSI, and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,657	100%	$5,339	100%	$(1,682)	(32)%
Cost of revenue	1,916	52%	2,283	43%	(367)	(16)%
Gross Profit	$1,741	48%	$3,056	57%	$(1,315)	(43)%

The $1.3 million decrease in gross profit in the third quarter of 2012 as compared to the third quarter of 2011 was mainly due to lower revenue from our mature products and higher unabsorbed overhead. The inventory reserve was zero and $386,000 in the third quarters of 2012 and 2011, respectively. In addition, the decrease in gross profit was partially offset by the sale of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

previously reserved inventories of $100,000 and $159,000 in the third quarter of 2012 and 2011, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 30, 2012, as compared to the three months ended October 2, 2011 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,865	51%	$2,271	43%	$(406)	(18)%
SG&A expense	2,658	73%	2,267	43%	391	17%
Total operating expenses	$4,523	124%	$4,538	86%	$(15)	—%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $406,000 decrease in R&D expenses in the third quarter of 2012 as compared to the third quarter of 2011 was attributable primarily to a $491,000 decrease in third party chip design costs; a $129,000 decrease in equipment and supplies; and a $109,000 decrease in depreciation expenses. These expenses were partially offset by a $272,000 increase in compensation expenses due to an increase in headcount; and a $65,000 increase in stock-based compensation expenses.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $391,000 increase in SG&A expenses in the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to a $214,000 increase in stock-based compensation expenses; a $169,000 increase in compensation expenses due to increased headcount; and a $26,000 increase in outside services.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	September 30, 2012	October 2, 2011	Amount	Percentage
Interest expense	$(12)	$(5)	$(7)	140%
Interest income and other, net	18	(49)	67	(137)%
	$6	$(54)	$60	(111)%

The increase in interest expense was due primarily to the increase in our average debt obligation to $739,000 in the third quarter of 2012 from $122,000 in the third quarter of 2011. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the third quarter of 2012 as compared to the third quarter of 2011.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 (in thousands, except percentage data):

	Three Months Ended		Change
	September 30, 2012	October 2, 2011	Amount	Percentage
Provision for income taxes	$22	$10	$12	120%

The provision for income taxes for the third quarters of 2012 and 2011 were primarily from our foreign operations which are cost-plus entities.

As of the end of the third quarter of 2012, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended September 30, 2012 and October 2, 2011

Revenue

The table below sets forth the changes in revenue for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 (in thousands, except percentage data):

	Nine Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,915	41%	$3,632	22%	$1,283	35%
Legacy products	6,943	59%	12,991	78%	(6,048)	(47)%
Total revenue	$11,858	100%	$16,623	100%	$(4,765)	(29)%

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

The increase in new product revenue was primarily driven by the shipment of our ArcticLink II VX device to a smartphone customer and the shipment of our ArcticLink device to a secure access datacard customer. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 14% and 17% of total revenue in the first nine months of 2012 and 2011, respectively.

In order to grow our revenue, we are dependent upon increased revenue from our existing new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, PolarPro and PolarPro II solution platforms and the development of additional new products.

We continue to seek to expand our revenue, through the pursuit of high volume sales opportunities in the consumer market segment and the sale of CSSPs incorporating intellectual property such as VEE, DPO, AES or other security standards, or industry standard interfaces such as USB 2.0 OTG, SDIO and control interfaces such as PS2, I2C, SPI, low voltage differential signaling, or LVDS, mobile industry processor interface, or MIPI, display serial interface, or DSI, and PWM. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Nine Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$11,858	100%	$16,623	100%	$(4,765)	(29)%
Cost of revenue	6,313	53%	6,188	37%	125	2%
Gross Profit	$5,545	47%	$10,435	63%	$(4,890)	(47)%

The $4.9 million decrease in gross profit in the first nine months of 2012 as compared to the first nine months of 2011 was mainly due to lower revenue from our mature products, higher inventory reserve and higher unabsorbed overhead. The inventory reserve was $428,000 and $562,000 in the first nine months of 2012 and 2011, respectively. The increase in inventory reserve was primarily due to decreased demand for our Eclipse and pASIC 3 devices in our mature product family. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $421,000 and $282,000 in the first nine months of 2012 and 2011, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 (in thousands, except percentage data):

	Nine Months Ended
	September 30, 2012		October 2, 2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$7,119	60%	$7,386	44%	$(267)	(4)%
SG&A expense	8,104	68%	7,417	45%	687	9%
Total operating expenses	$15,223	128%	$14,803	89%	$420	3%

Research and Development

The $267,000 increase in R&D expenses in the first nine months of 2012 as compared to the first nine months of 2011 was attributable primarily to a $465,000 decrease in intellectual property expenses and a $327,000 decrease in third party chip design costs. These costs were partially offset by an increase of $427,000 in compensation expenses due to an increase in headcount and a $104,000 increase in stock-based compensation expenses.

Selling, General and Administrative Expense

The $687,000 increase in SG&A expenses in the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to a $456,000 increase in stock-based compensation expenses and a $253,000 increase in compensation expenses due to an increase in headcount.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended September 30, 2012, as compared to the nine months ended October 2, 2011 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 30, 2012	October 2, 2011	Amount	Percentage
Interest expense	$(49)	$(31)	$(18)	58%
Interest income and other, net	(45)	(66)	21	(32)%
	$(94)	$(97)	$3	(3)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The increase in interest expense was due primarily to the increase in our average debt obligation to $505,000 in the first nine months of 2012 from $223,000 in the first nine months of 2011. The change in interest income and other, net was due primarily to the foreign exchange losses in the first nine months of 2012 as compared to the first nine months of 2011.

Provision for (benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes from the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 30, 2012	October 2, 2011	Amount	Percentage
Provision for (benefit from) Income Taxes	$(17)	19	$(36)	(189)%

The provision for (benefit from) income taxes for the first nine months of 2012 and 2011 were primarily for our foreign operations which are cost-plus entities. Included within the benefit from income taxes for the first nine months of 2012 was an intraperiod tax allocation which resulted from the unrealized gains on our investment in TowerJazz.

As of the end of the first nine months of 2012, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of September 30, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $24.9 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $380,000. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect a variable interest rate, which is the prime rate plus one half of one percent, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of September 30, 2012, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $722,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). As of September 30, 2012, the 42,970 shares of our investment in TowerJazz had a market value of approximately $380,000.

Cash balances held at our foreign subsidiaries were approximately $753,000 and $950,000 at September 30, 2012 and January 1, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $6.6 million in the first nine months of 2012. The cash used for operating activities was primarily derived from (1) a net loss of $9.8 million; (2) $2.7 million of net non-cash charges; and (3) net changes in working capital, which provided cash of $409,000 in the first nine months of 2012. The non-cash charges consisted primarily of stock-based compensation of $1.4 million, depreciation and amortization of $907,000, and a write-down of inventory of $428,000.

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

Net cash from investing activities

Net cash used by investing activities for the first nine months of 2012 was $814,000, which was primarily used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $250,000 during the remainder of fiscal year 2012.

Net cash used by investing activities for the first nine months of 2011 was $665,000, which was primarily used to acquire equipment and software used for the production and development of new products.

 Net cash from financing activities

Net cash provided by financing activities was $12.2 million for the first nine months of 2012, resulting from $12.5 million in proceeds related to the issuance of common shares under the confidentially marketed underwritten offering and to employees under our equity plans, partially offset by $311,000 of scheduled payments under the terms of our capital lease obligations.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,345	$724	$1,438	$183
Wafer purchases (1)	408	408	—	—
Other purchase commitments	1,822	1,722	100	—
Total contractual cash obligations	4,575	2,854	1,538	183
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations (3)	722	418	304	—
Total commercial commitments	722	418	304	—
Total contractual obligations and commercial commitments (4)	$5,297	$3,272	$1,842	$183
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $408,000 include both firm purchase commitments and a portion of our forecasted wafer starts as of September 30, 2012.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of September 30, 2012.

(3)	For detailed explanation, see Note 6 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $79,000 as of September 30, 2012. See Note 11 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2012 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 17% and 16% of total operating expenses for the first nine months of 2012 and 2011, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $265,000 in the first nine months of 2012.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM.” Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. In the first nine months of 2012 and 2011, we marked to market and recorded an unrealized gain of $24,000 and $132,000, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $8.84 per share as of the end of the third quarter of 2012.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures for the current period. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded to a reasonable assurance level that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	November 2, 2012	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document