Form 10-K
period 2012-12-30
QUICKLOGIC CORPORATION
filed 2013-03-08
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2012
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2012, the Registrant's most recently completed second fiscal quarter, was $109,962,500 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At February 25, 2013, the Registrant had 44,520,734 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 22, 2013.

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
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue; (ii) the commercial and technical success of our CSSPs and new products such as ArcticLink®, ArcticLink II, ArcticLink III, PolarPro® and PolarPro II, and our successful introduction of products and CSSPs incorporating emerging technologies or standards; (iii) the adverse effects of the slow recovery from the recent worldwide economic downturn; (iv) the liquidity required to support our future operating and capital requirements; (v) our ability to accurately estimate quarterly revenue; (vi) our dependence on our relationships with our foundries each of which manufactures wafers for different types of products; (vii) our dependence upon single suppliers to fabricate and assemble our products; (viii) our expectations about market and product trends; (ix) our future plans for partnerships and collaborations; and (x) our ability to forecast demand for our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

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

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic, software drivers, and in some cases, firmware, and application software. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO, to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO, and Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG, to IP that accelerates sideloading speeds in mobile devices.

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

We pioneered and introduced CSSPs in the first quarter of 2007. CSSPs are developed for specific power sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Our customers value (i) our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable logic of our solution platforms; (ii) the expertise we bring to design our CSSPs to optimize for power and performance within our customers' constraints; and (iii) the flexibility of programmable logic to address specific hardware-based product requirements. By providing customized solutions for our customers, we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

The majority of our CSSP solution platforms and our other product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink provides flexible energy efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value.

During 2009, our engineering teams developed multiple CSSPs using the PolarPro II platform for the 3G USB modem segment that entered into production during the fourth quarter of 2009 and accounted for a significant percentage of our revenue during 2010, 2011 and 2012.

In 2012 we introduced our third generation solution platform family, ArcticLink III VX, which embeds our VEE/DPO technologies as well as different combinations of LVDS and/or MIPI. ArcticLink III VX combines mixed signal physical layers and hard-wired logic on one device. We also introduced our fourth generation solution platform family, ArcticLink III BX. The BX family is identical to the VX family with the exception of the VEE/DPO technologies. The BX family was introduced to provide potential customers with the ability to adopt needed display bridge requirements while evaluating benefits of our VEE/DPO technologies. Mixed signal capability supports the trend toward high-speed serial connectivity in the mobile applications where designers benefit from lower pin counts, simplified printed circuit boards, or PCBs, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area at the most power-efficient levels in a small form factor package.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro II and PolarPro solution platforms include an innovative logic cell architecture which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable logic. Our ArcticLink III solution platform is manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

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

In addition to competition in the semiconductor market, two other factors affect our future growth: an expected increase in revenue should our CSSP strategy prove successful and an expected decline in revenue from mature products. CSSP revenue is included in our new product revenue. New products contributed 40% of total revenue for the year ended December 30, 2012. In order to maintain or grow our revenue from its current level, we depend upon increased revenue from our existing products, especially CSSPs, and the development and marketing of additional new products and solutions.

Available Information

Our corporate headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK”. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are also available on the SEC's website at www.sec.gov.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products, and the needs of this market bring a unique set of requirements. One important trend in this market is toward mobile, handheld devices with wireless capability. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Many of these product requirements were driven from the launch and widely publicized success of the Apple iPhone and Apple iPad. While there continue to be additional deployments in the network operator infrastructure that support the bandwidth required for these use cases, there are demographic and geographic specific product features that share this infrastructure. These product features place a burden on the designers and manufactures of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which consumer taste for these features changes exacerbates the development challenges and risks in launching successful products to the marketplace.

Another important trend is shrinking product life cycles. This drives a need for faster, lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. We believe that the trend toward mobile, handheld products that have a PC-like user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Notebook and Laptop makers to offer the new, smaller form factor Tablets.

These industry trends are shifting the demand among different classes of core silicon. The three main classes of non-memory core silicon are:

•
Application Specific Standard Products, or ASSPs, other than processors, are fixed function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions and the functionality of these devices is fixed prior to wafer fabrication;

•
Programmable Logic Devices, or PLDs are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of this category and are typically used to implement complex system functions; and

•
Application Specific Integrated Circuits, or ASICs, are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

ASSPs are offered broadly to the market, making it challenging for a system designer to create differentiated products from these devices alone. In many situations the available ASSPs may not directly implement the desired function and the system designer is required to use a combination of ASSPs to achieve the desired result at the expense of increased cost, product size and power consumption. As standards evolve or new standards are developed, ASSPs may not be available to implement desired functions.

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

Markets and Product Technology

We market CSSPs primarily to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II and III VX & BX, ArcticLink II CX, ArcticLink, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, PSBs, custom logic, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design CSSPs and to integrate and test our CSSPs in our customers' products. A CSSP can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSP's function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs. In some cases, we develop the PSBs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market CSSPs to OEMs and ODMs offering differentiated mobile products, and to processor vendors wishing to expand their served available market. Our target mobile markets include: Tablets, Smartphones, Mobile Enterprise, Pico Projectors, Broadband Access Data cards, Secure Access Data cards. Our solutions typically fall into one of three categories: Display & Visual Enhancement, Smart Connectivity, or Security.

Our new products are also being used in applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

The fact that we use our programmable technology to customize these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer's requirements. Once we have developed PSBs, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as Universal Asynchronous Receiver Transmitter, or UARTs, keyboard scanning functions, and Serial Peripheral Interface, or SPI ports, which minimizes system size and cost. We are able to develop these CSSPs from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. Finally, by using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far more quickly than other custom silicon alternatives.

By using CSSPs, PSBs, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of four major elements:

First, our programmable logic allows us to hardware customize our platforms. Our programmable logic uses proprietary and patented technology to meet the specific needs of mobile products: low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

Second, our ArcticLink solution platform combines mixed signal physical layers, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power; while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership. The high routing density and flexibility of our ViaLink technology is critical to the efficient interface between the hard-wired logic and the programmable logic. Our ArcticLink II CX solution platform includes an embedded 32-bit RISC CPU. By embedding QuickLogic-developed firmware, we can enable software differentiation as well as hardware differentiation for certain applications.

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Display and Visual Enhancement PSBs such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;

•	Network PSBs such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs such as I2S, PCM, I2C, encryption, unique ID for digital rights management, or DRM, and general purpose interfaces.

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

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware differentiation quickly and cost effectively. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

Our objective is to enable mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and BOM cost requirements. We believe our CSSPs allow OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions on design platforms from which a range of products can be introduced.

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology, software drivers and firmware to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect CSSPs to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines. We intend to continue to define and implement compelling CSSPs for our target customers and partners.

As a part of our objective to empower mobile market leaders to achieve mass customization with innovative CSSPs, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will ultimately come from less than 100 customers as we transition to this business model. We have identified and plan to continue to identify the customers we want to serve with CSSPs. We are currently in different stages of engagement with a number of these customers. We believe CSSPs are resonating with our target customers who value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of CSSPs. We expect to expand our partner activities with top tier customers to define new silicon solution platforms and PSBs.

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have international sales operations in China, Japan, Taiwan, and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of seventeen distributors throughout Europe and Asia to support our international business.

We have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Our largest customer represented 14% of revenue in 2012. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. Please see Note 12 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (i) suppliers of ASSPs; (ii) suppliers of mobile and/or application processors; and (iii) suppliers of ASICs. Our existing competitors for FPGAs include suppliers of low power CPLDs and FPGAs.

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

Research and Development

We are focused on developing CSSPs. CSSPs consist of a combination of our silicon platforms, PSBs, software drivers and fabric. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses in 2012, 2011, and 2010 were $8.7 million (59% of revenue), $9.8 million (47% of revenue), and $7.5 million (29% of revenue), respectively.

As of the end of 2012, our research and development staff consisted of 29 employees located in California, India, and Canada.

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

•
Our ASSP design engineering group architects and specifies the solution platforms with the mixture of hard-wired logic and programmable logic. This group then works with third-party design service companies that QuickLogic contracts for device development.

•
Our programmable logic design engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarProII, or combined with standard functions in solution platforms such as ArcticLinkII.

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

We currently outsource our wafer manufacturing, primarily to eSilicon, TowerJazz, and TSMC. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers. eSilicon manufacturers our ArcticLink III VX and BX products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers. TowerJazz manufactures our new products, using a six-layer metal, 0.18 micron CMOS process. We purchase products from eSilicon, TowerJazz, and TSMC, on a purchase order basis. We outsource our product packaging, testing and programming primarily to Amkor Technology, Inc and Unisem (M) Berhard.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of December 30, 2012, we had a total of 86 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 77 U.S. patents and have one pending application for an additional U.S. patent, Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 12 patents. Our issued patents expire between 2013 and 2028.

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

The following table sets forth certain information concerning our current executive officers and directors as of February 25, 2013:

Name	Age	Position
Andrew J. Pease	62	President and Chief Executive Officer; Director
E. Thomas Hart	71	Executive Chairman of the Board
George Apostol Jr.	48	Vice President, Worldwide Engineering
Brian Faith	38	Vice President, Worldwide Sales and Marketing
Ralph S. Marimon	55	Vice President, Finance and Chief Financial Officer
Catriona Meney	51	Vice President, Human Resources and Development
Timothy Saxe	57	Senior Vice President and Chief Technology Officer
Michael J. Callahan	77	Director
Michael R. Farese	66	Director
Arturo Krueger	73	Director
Christine Russell	63	Director
Gary H. Tauss	58	Director

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

George Apostol, Jr. joined QuickLogic in November 2012 to serve as our Vice President of Worldwide Engineering.

Prior to joining QuickLogic, from June 2008 to December 2011, Mr. Apostol was Vice President of Engineering & Operations and Chief Technology Officer at EXAR Corporation, a leading supplier of high performance, analog mixed-signal components and data management solutions. From May 2005 to June 2008, Mr. Apostol was the Chief Technology Officer & Vice President of Engineering for PLX Technology Inc., a leading global supplier of high-speed connectivity solutions enabling emerging data center architectures. Earlier experiences include executive and senior management positions at Audience, BRECIS Communications, Cabletron, and TiVo, beginning his career with Xerox Corp. and Silicon Graphics. Mr. Apostol holds in excess of a dozen patents and received his B.S.E.E degree from the Massachusetts Institute of Technology.

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

Ralph S. Marimon has served as our Vice President, Finance and Operations, and Chief Financial Officer since November 2008. Prior to joining the Company, Mr. Marimon served as Vice President, Finance and Operations, and Chief Financial Officer of Anchor Bay Technologies, Inc., a fabless semiconductor company that designs and produces advanced video processing semiconductor devices from 2006. From 2005 to 2006, Mr. Marimon was Vice President of Finance and Administration and Chief Financial Officer of Tymphany Corporation, a provider of innovative audio transducers. Prior to that, Mr. Marimon was Vice President of Finance and Chief Financial Officer of Scientific Technologies, Inc., a provider of automation safeguarding products, from 2004 until 2005. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to joining Com21 Corporation, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions. Mr. Marimon holds a Masters of Management degree in finance and accounting from Northwestern University and a BA degree in economics from the University of California, Los Angeles.

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

Our CSSP design opportunities may not result in the revenue we expect.
We have transitioned from being a broad-based supplier of FPGA devices to being a supplier of CSSPs primarily to the mobile market. We have developed a significant pipeline of design opportunities for CSSPs in our target markets, and we are focused on converting additional design opportunities in all of our target markets into revenue. Continual increases in revenue contributions from new mobile products are key to our ability to grow our business, achieve profitability and maintain or increase our cash and cash equivalent balances. Mobile product life cycles are short and we must replace revenue lost at the end of each product life cycle with sales from new design wins.
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

We depend on our relationships with third parties to manufacturer our new products.
We depend upon eSilicon Corporation to manufacture certain of our new products and TowerJazz to manufacture our other new products. The inability of either eSilicon Corporation or TowerJazz to continue manufacture of our new products for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

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
Our approach to developing solutions for potential customers involves developing CSSPs for and aligning our roadmap with application processor and flash memory vendors. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integration of our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets. Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs.
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
We have a history of losses having recorded a net loss in 2012 and in 2011. Although we achieved profitability in 2010, we cannot predict when we may return to profitability.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2015. We have subleased approximately 8,000 square feet of this facility through June 2013. Our research and development facility in Toronto, Canada, consisting of approximately 2,059 square feet, is leased through August 2013. We lease a 4,500 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through November 2013. We also lease office space in Shanghai, China; London, England; Tokyo, Japan; and Taipei, Taiwan. We believe that our existing facilities are adequate for our current needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 30, 2012:
Fourth Quarter (through December 30, 2012)	$3.00	$1.88
Third Quarter (through September 30, 2012)	$3.22	$2.06
Second Quarter (through July 1, 2012)	$3.58	$2.03
First Quarter (through April 1, 2012)	$3.13	$2.43
Fiscal Year Ending January 1, 2012:
Fourth Quarter (through January 1, 2012)	$3.13	$1.92
Third Quarter (through October 2, 2011)	$4.44	$2.29
Second Quarter (through July 3, 2011)	$5.08	$2.60
First Quarter (through April 3, 2011)	$6.65	$4.52

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $2.13 per share on February 25, 2013. As of February 25, 2013, there were 44,520,734 shares of common stock outstanding that were held of record by 216 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Shelf Registration

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009 and which expired in September 2012.

On November 17, 2009, the Company issued 4,305,929 shares of common stock and warrants to purchase up to an aggregate of 3,229,446 shares of common stock in a registered direct offering under the shelf registration statement. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.75 of a share of common stock, at a negotiated purchase price of $1.45 per Unit. The Company received net proceeds from the offering of $5.5 million, net of placement agent fees and other offering expenses of $774,000.

On June 1, 2012, the Company filed a registration statement on Form S-3 MEF to increase the amount of securities that may be sold under the shelf registration statement by $3,362,600.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2007 to December 31, 2012 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2007 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2012.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QuickLogic Corporation, the S&P 500 Index, and the S&P Semiconductors Index

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
QuickLogic Corporation
S&P 500
S&P Semiconductors

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

	Fiscal Years
	2012	2011	2010	2009	2008
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$14,944	$20,969	$26,199	$15,074	$31,910
Cost of revenue	7,878	8,517	9,609	7,715	14,941
Long-lived asset impairment(1)	—	—	—	150	1,545
Gross profit	7,066	12,452	16,590	7,209	15,424
Operating expenses:
Research and development	8,743	9,836	7,458	6,203	8,185
Selling, general and administrative	10,481	9,965	10,073	10,617	14,049
Long-lived asset impairment(1)	—	—	—	—	468
Restructuring costs(3)	—	—	—	59	502
Income (loss) from operations	(12,158)	(7,349)	(941)	(9,670)	(7,780)
Write-down of investment in TowerJazz Semiconductor Ltd.(2)	—	—	—	—	(1,398)
Gain on sale of TowerJazz Semiconductor Ltd. shares (4)		—	993
Interest expense	(61)	(36)	(67)	(93)	(225)
Interest income and other, net	(77)	(159)	(46)	(54)	(6)
Income (loss) before income taxes	(12,296)	(7,544)	(61)	(9,817)	(9,409)
Provision for (benefit from) income taxes	18	50	(184)	(63)	(54)
Net income (loss)	$(12,314)	$(7,594)	$123	$(9,754)	$(9,355)
Net income (loss) per share:
Basic	$(0.29)	$(0.21)	$—	$(0.32)	$(0.32)
Diluted	$(0.29)	$(0.21)	$—	$(0.32)	$(0.32)
Weighted average shares:
Basic	41,831	36,792	35,729	30,739	29,653
Diluted	41,831	36,792	39,038	30,739	29,653

	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,578	$20,203	$21,956	$18,195	$19,376
Working capital	24,840	22,840	26,933	18,097	17,407
Total assets	31,024	28,963	33,628	27,601	28,426
Long-term obligations, excluding current portion	266	146	—	264	—
Total stockholders' equity	27,278	24,938	29,313	21,259	21,862
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

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in, and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Mobile Enterprise, Pico Projectors, Broadband Access Data cards, and Secure Access Data cards. Our solutions typically fall into one of three categories: Display & Visual Enhancement, Smart Connectivity, and Security. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.
Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products, and to processor vendors wishing to expand their served available market through the deployment of reference designs to their customers. Our solutions enable OEMs and ODMs to add new features, extend battery life, and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions.
We also work with mobile processor manufacturers in the development of reference designs or “Catalog” CSSPs. Through reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served available market for their processors. Furthermore, should a CSSP development for a processor manufacturer be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The first such Catalog CSSP was developed in conjunction with Texas Instruments, and introduced to the market during the second half of 2012. We are placing a greater emphasis on developing and marketing Catalog CSSPs in the future.
In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products including existing new product platforms and platforms currently in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.
During 2012, we generated total revenue of $14.9 million which represents a 29% decrease over 2011. Our new product revenue was $5.9 million which represents a 11% increase over 2011 while our mature product revenue was $9.0 million which represents a 42% decrease over 2011. We shipped our new products into all five of our targeted mobile market segments: Smartphones, Broadband Access Data Cards, Mobile Enterprise, Secured Access Data Cards, and Tablet. Although we saw demand for our mature products in 2012, we anticipate that our revenue from mature products will continue to decline. Overall, we reported a net loss of $12.3 million for 2012.

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

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy. Revenue is recognized upon the shipment of programmed and unprogrammed parts to distributors throughout 2012.

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

Valuation of Investments

At December 30, 2012, we held 42,970 TowerJazz ordinary shares valued at approximately $345,000, all of which was recorded as an available-for-sale short-term investment. The number of TowerJazz ordinary shares held by the Company reflect the 1 to 15 reverse stock split implemented by TowerJazz effective August 3, 2012.

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

The TowerJazz shares which we purchased in 2001 and 2002 as part of our wafer supply agreement were obtained at an average price of $12.84 per share and $5.46 per share, respectively. We wrote down the cost of these shares due to declines in their market value that we determined to be “other than temporary” by $15.1 million between 2001 and 2008. This determination included factors such as market value and the period of time that the market value had been below the carrying value. At December 30, 2012, we had a net unrealized loss of $11,000 on the value of our net investment in TowerJazz. The carrying value of the TowerJazz ordinary shares was $8.04 per share as of the end of 2012.

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable intangibles and long-lived assets, including property and equipment and prepaid wafer credits, has been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There were no significant factors that triggered an impairment review during the fiscal year 2012.

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

We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 2009 Stock Plan and 2009 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares.

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSAs and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 11 of our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization, and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $60.3 million as of the end of 2012. We have also recorded a valuation allowance of $60.2 million as of the end of 2012 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2012	2011	2010
Statement of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	52.7%	40.6%	36.7%
Gross profit	47.3%	59.4%	63.3%
Operating expenses:
Research and development	58.5%	46.9%	29.0%
Selling, general and administrative	70.1%	47.5%	38.4%
Income (loss) from operations	(81.3)%	(35.0)%	(4.1)%
Gain on sale of TowerJazz Semiconductor Ltd.	—%	—%	3.8%
Interest expense	(0.4)%	(0.2)%	(0.3)%
Interest income and other (expense), net	(0.5)%	(0.8)%	(0.2)%
Income (loss) before income taxes	(82.2)%	(36.0)%	(0.3)%
Provision for (benefit from) income taxes	0.1%	0.2%	(0.7)%
Net income (loss)	(82.3)%	(36.2)%	0.4%

	Fiscal Years
	2012	2011	2010
Revenue by product family(1) (in thousands):
New products	$5,920	$5,326	$9,388
Mature products	9,024	15,643	16,811
Total revenue	$14,944	$20,969	$26,199

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

Comparison of Fiscal Years 2012 and 2011

Revenue. The table below sets forth the changes in revenue for fiscal year 2012 as compared to fiscal year 2011 (in thousands, except percentage data):

	Fiscal Years
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$5,920	40%	$5,326	25%	$594	11%
Mature products	9,024	60%	15,643	75%	(6,619)	(42)%
Total revenue	$14,944	100%	$20,969	100%	$(6,025)	(29)%

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

The decrease in revenue was mainly due to the decrease in mature product revenue. The lower mature product revenue was a result of low bookings from our customers in the aerospace, test and instrumentation sectors in 2012. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 14% and 15% of total revenue in fiscal years 2012 and 2011, respectively.

In order to grow our revenue from its current level, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as our VEE/DPO technologies, or industry standard interfaces such as USB 2.0 OTG, MIPI, LVDS, SDIO, Camera Interface, or CAMIF, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2012 as compared to fiscal year 2011 (in thousands, except percentage data):

	Fiscal Years
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$14,944	100%	$20,969	100%	$(6,025)	(29)%
Cost of revenue	7,878	53%	8,517	41%	(639)	(8)%
Gross Profit	$7,066	47%	$12,452	59%	$(5,386)	(43)%

The decrease in gross profit in 2012 as compared to 2011 was mainly due to lower revenue, higher unabsorbed overhead and the mix of product shipped in 2012. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $599,000 and $336,000 in 2012 and 2011, respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2012 as compared to fiscal year 2011 (in thousands, except percentage data):

	Fiscal Years
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$8,743	59%	$9,836	47%	$(1,093)	(11)%
SG&A expense	10,481	70%	9,965	48%	516	5%
Total operating expenses	$19,224	129%	$19,801	95%	$(577)	(3)%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $8.7 million and $9.8 million in 2012 and 2011, respectively, which represented 59% and 47% of revenue for those periods. The $1.1 million decrease in R&D expenses in 2012 as compared to 2011 is attributable primarily to a $1.2 million decrease in outside services due to a reduction in third party chip design costs and a $465,000 decrease in intellectual property costs. These decreases were partially offset by a $544,000 increase in compensation expenses due to an increase in headcount.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $10.5 million and $10.0 million in 2012 and 2011, respectively, which represented 70% and 48% of revenue for those periods. The $516,000 increase in SG&A expenses in 2012 as compared to 2011 is attributable primarily to a $351,000 increase in compensation expenses due to an increase in headcount and a $312,000 increase in stock-based compensation expenses. These increases were partially offset by a decrease of $49,000 in equipment and supplies; a $45,000 decrease in travel and entertainment expenses; and a $37,000 decrease in occupancy costs.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net for 2012 as compared to 2011:

	Fiscal Years		Change
	2012	2011	Amount	Percentage
	(in thousands)
Interest expense	$(61)	$(36)	$(25)	69%
Interest income and other, net	(77)	(159)	$82	(52)%
	$(138)	$(195)	$57	(29)%

The increase in interest expense is due primarily to the increase of our capital lease obligation to $426,000 in 2012 from $287,000 in 2011. The change in interest income and other, net was due primarily to tax expenses from foreign jurisdictions and foreign exchange gains (losses) in 2012 as compared to 2011.

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

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2012 as compared to 2011:

	Fiscal Years		Change
	2012	2011	Amount	Percentage
	(in thousands)
Income tax provision	$18	$50	$(32)	(64)%

The income tax expense for 2012 and 2011 are primarily for our foreign operations which are cost-plus entities. As of the end of 2012, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013.  There will be no impact to the income tax provision for the enactment in the quarter ending March 31, 2013 due to our valuation allowance recorded against its US deferred tax assets.

Stock-Based Compensation. For 2012 and 2011, stock-based compensation totaled $2.0 million and $1.7 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years		Change
	2012	2011	Amount	Percentage
Cost of revenue	$179	$131	$48	37%
Research and development	455	458	(3)	(1)%
Selling, general and administrative	1,369	1,087	282	26%
Total stock-based compensation	$2,003	$1,676	$327	20%

In 2012, we granted fully vested restricted stock units, or RSUs to all employees. Total stock-based compensation related to RSUs was $341,000 in 2012. We issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations.

The amount of stock-based compensation included in inventories at the end of 2012 and 2011 was not material and there was no tax effect on the financial statements for all periods presented.

Comparison of Fiscal Years 2011 and 2010

Revenue. The table below sets forth the changes in revenue for fiscal year 2011 as compared to fiscal year 2010 (in thousands, except percentage data):

	Fiscal Years
	2011		2010
Revenue by product family (1):	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
New products	$5,326	25%	$9,388	36%	$(4,062)	(43)%
Mature products	15,643	75%	16,811	64%	(1,168)	(7)%
Total revenue	$20,969	100%	$26,199	100%	$(5,230)	(20)%

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

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for 2011 as compared to 2010:

	Fiscal Years
	2011	2010
	(in thousands)
Interest expense	$(36)	$(67)
Interest income and other, net	(159)	(46)
	$(195)	$(113)

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

	Fiscal Years
	2011	2010
	(in thousands)
Income tax provision (benefit)	$50	$(184)

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

Stock-Based Compensation. For 2011 and 2010, stock-based compensation totaled $1.7 million and $2.4 million, respectively, and was included in the statement of operations as follows (in thousands):

	Fiscal Years
	2011	2010
Cost of revenue	$131	$169
Research and development	458	645
Selling, general and administrative	1,087	1,604
Total costs and expenses	$1,676	$2,418

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

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank line of credit and cash flow from operations. As of December 30, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $22.6 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $345,000. As of December 30, 2012 there is no material difference between the fair value and the carrying amount of capital leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. We have extended the term of the revolving debt facility until June 2013. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of December 30, 2012, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $426,000 outstanding under capital leases (see Note 6 of the Consolidated Financial Statements). As of December 30, 2012, the 42,970 remaining shares of our investment in TowerJazz had a market value of approximately $345,000.

Cash balances held at our foreign subsidiaries were approximately $461,000 and $950,000 at December 30, 2012 and January 1, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net Cash from Operating Activities

In 2012, net cash used for operating activities was $8.7 million and resulted from changes in working capital offset by a net loss of $12.3 million which included $3.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $447,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $2.0 million. In addition, changes in working capital accounts provided cash of $6,000 as a result of a decrease in accounts receivable of $333,000, a decrease in inventory of $289,000, and a decrease in accounts payable of $654,000.

In 2011, net cash used for operating activities was $2.5 million and resulted from changes in working capital offset by a net loss of $8.0 million which included $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $710,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $1.7 million. In addition, changes in working capital accounts used cash of $1.4 million as a result of an decrease in accounts receivable of $2.6 million, increase in inventory of $1.1 million, and increase in accounts payable of $312,000. These cash uses were partially offset by a decrease in deferred royalty revenue of $320,000.

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

Net Cash from Investing Activities

Net cash used by investing activities for 2012 was $1,241,000, resulting from capital expenditures made primarily to acquire manufacturing equipment.

In 2011 and 2010, net cash used for investing activities was $896,000 and $270,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions.

Net Cash from Financing Activities

In 2012, net cash provided by financing activities was $12.3 million, resulting from $12.7 million of proceeds related to the issuance of common shares under the confidentially marketed underwritten offering and to employees under our equity plans, partially offset by payments of $452,000 under the terms of our capital lease obligations.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$2,137	$695	$1,442	$—
Wafer purchases(1)	621	621	—	—
Other purchase commitments	568	468	100	—
Total contractual cash obligations	3,326	1,784	1,542	—
Other commercial commitments(2):
Capital lease obligations	426	160	266	—
Total commercial commitments	426	160	266	—
Total contractual obligations and commercial commitments(3)	$3,752	$1,944	$1,808	$—

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $621,000 include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2012.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of the end of 2012.

(3)	Does not include unrecognized tax benefits of $79,000 as of the end of 2012. See Note 8 of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending March 30, 2014. The Company currently believes there will be no significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company will provide the required disclosures beginning in the first quarter of fiscal year 2013 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2012 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19%, 16% and 16% of total operating expenses in 2012, 2011 and 2010, respectively. A majority of these foreign expenses were incurred in Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $360,000 in 2012.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM”. Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the presented value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. We wrote down the value of the TowerJazz shares due to an “other than temporary” decline in their market value by $15.1 million between 2001 and 2008. The determination that the decline in market value was “other than temporary” included factors such as the then current market value and the period of time that the market value had been below the carrying value in each of the respective periods. At December 30, 2012, we had a net unrealized loss of $11,000 in the value of our net investment in TowerJazz. The carrying value of the TowerJazz ordinary shares was $8.04 per share as of the end of 2012.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 30, 2012 and January 1, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Reports on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 8, 2013

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2012	2011	2010
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$14,944	$20,969	$26,199
Cost of revenue	7,878	8,517	9,609
Gross profit	7,066	12,452	16,590
Operating expenses:
Research and development	8,743	9,836	7,458
Selling, general and administrative	10,481	9,965	10,073
Income (loss) from operations	(12,158)	(7,349)	(941)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	993
Interest expense	(61)	(36)	(67)
Interest income and other, net	(77)	(159)	(46)
Income (loss) before income taxes	(12,296)	(7,544)	(61)
Provision for (benefit from) income taxes	18	50	(184)
Net income (loss)	$(12,314)	$(7,594)	$123
Net Income (loss) per share:
Basic	$(0.29)	$(0.21)	$—
Diluted	$(0.29)	$(0.21)	$—
Weighted average shares:
Basic	41,831	36,792	35,729
Diluted	41,831	36,792	39,038

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Years
	2012	2011	2010
Net income (loss)	$(12,314)	$(7,594)	$123
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments (See Note 4)	(124)	(503)	(514)
Total comprehensive Income (loss)	$(12,438)	$(8,097)	$(391)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,578	$20,203
Short-term investment in TowerJazz Semiconductor Ltd.	345	406
Accounts receivable, net of allowances for doubtful accounts of $20 and $10, respectively	1,242	1,585
Inventories	3,028	3,764
Other current assets	986	613
Total current assets	28,179	26,571
Property and equipment, net	2,659	2,181
Other assets	186	211
TOTAL ASSETS	$31,024	$28,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,965	$2,464
Accrued liabilities	1,214	1,118
Deferred royalty revenue	—	8
Current portion of capital lease obligations	160	141
Total current liabilities	3,339	3,731
Long-term liabilities:
Capital lease obligations, less current portion	266	146
Other long-term liabilities	141	148
Total liabilities	3,746	4,025
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,506 and 38,636 shares issued and outstanding, respectively	45	39
Additional paid-in capital	204,797	190,025
Accumulated other comprehensive income	(11)	113
Accumulated deficit	(177,553)	(165,239)
Total stockholders' equity	27,278	24,938
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,024	$28,963

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 3, 2010	35,042	$35	$177,862	$1,130	$(157,768)	$21,259
Common stock issued under stock plans and employee stock purchase plans	1,471	2	3,227	—	—	3,229
Private Stock Offering, net of issuance costs and warrants	—	—	18	—	—	18
Issuance of common stock from exercise of warrants	1,293	1	2,779	—	—	2,780
Change in unrealized gain on available-for-sale securities	—	—	—	(514)	—	(514)
Stock-based compensation	—	—	2,418	—	—	2,418
Net income (loss)	—	—	—	—	123	123
Balance at January 2, 2011	37,806	38	186,304	616	(157,645)	29,313
Common stock issued under stock plans and employee stock purchase plans	830	1	2,045	—	—	2,046
Change in unrealized gain on available-for-sale securities	—	—	—	(503)	—	(503)
Stock-based compensation	—	—	1,676	—	—	1,676
Net income (loss)	—	—	—	—	(7,594)	(7,594)
Balance at January 1, 2012	38,636	39	190,025	113	(165,239)	24,938
Common stock issued under stock plans and employee stock purchase plans	748	1	1,147	—	—	1,148
Private stock offering, net of issuance costs and warrants	5,122	5	9,340	—	—	9,345
Issuance of common stock warrants	—	—	2,236	—	—	2,236
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	2,049	—	—	2,049
Net income (loss)	—	—	—	—	(12,314)	(12,314)
Balance at December 30, 2012	44,506	$45	$204,797	$(11)	$(177,553)	$27,278

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(12,314)	$(7,594)	$123
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,223	1,220	1,236
Stock-based compensation	2,003	1,676	2,418
Utilization of wafer credits from TowerJazz Semiconductor Ltd.	—	—	(27)
Write-down of inventories	447	710	112
Gain on TowerJazz Semiconductor Ltd. Shares	—	—	(993)
Tax effect on other comprehensive income	(63)	—	(209)
Gain/loss on disposal of equipment	—	(8)	18
Write-off of equipment	25	102	8
Bad debt expense	10	—	7
Changes in operating assets and liabilities:
Accounts receivable	333	2,558	(1,693)
Inventories	289	(1,130)	(1,337)
Other assets	(87)	140	(105)
Trade payables	(654)	312	(352)
Accrued liabilities	140	(185)	507
Deferred income	(8)	(320)	16
Other long-term liabilities	(7)	24	124
Net cash provided by (used for) operating activities	(8,663)	(2,495)	(147)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,241)	(896)	(829)
Proceeds from sale of equipment	—	—	15
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	—	—	1,084
Net cash provided by (used in) investing activities	(1,241)	(896)	270
Cash flows from financing activities:
Payment of debt and capital lease obligations	(452)	(408)	(8,389)
Proceeds from debt obligations	—	—	6,000
Proceeds from issuance of common stock and warrants, net of issuance cost	12,731	2,046	6,027
Net cash provided by (used in) financing activities	12,279	1,638	3,638
Net increase/(decrease) in cash and cash equivalents	2,375	(1,753)	3,761
Cash and cash equivalents at beginning of period	20,203	21,956	18,195
Cash and cash equivalents at end of period	$22,578	$20,203	$21,956
Supplemental disclosures of cash flow information:
Interest paid	$50	$43	$71
Income taxes paid	$12	$21	$—
Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$426	$287	$408
Purchase of equipment included in accounts payable	$11	$371	$97
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

QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. Fiscal years 2012, 2011 and 2010 ended on December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of December 30, 2012, our principal sources of liquidity consisted of our cash and cash equivalents of $22.6 million, $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank which expires on June 28, 2013, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $345,000.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of shares of TowerJazz and equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Foreign Currency

All monetary assets and liabilities of our foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other, net in the statement of operations.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other, net, as they occur. Operating expenses denominated in foreign currencies were approximately 19%, 16%, and 16% of total operating expenses in 2012, 2011, and 2010, respectively. The Company incurred a majority of these foreign currency expenses in Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecast demand, and this difference could have a material impact on the Company's gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. The Company also regularly reviews the cost of inventories against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on the Company's gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, prepaid wafer credits and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2012, 2011 and 2010, the Company wrote-off equipment with a net book value of $25,000, $102,000, and $8,000, respectively.

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

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to OEM customers, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy. Revenue is recognized upon the shipment of programmed and unprogrammed parts to distributors throughout 2012.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $60.3 million as of the end of 2012. We have also recorded a valuation allowance of $60.2 million as of the end of 2012 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all temporary changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) includes unrealized holding gains or (losses) related to the TowerJazz ordinary shares. See Note 4.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending March 30, 2014. The Company currently believes there will be no significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. This guidance is effective prospectively for reporting periods beginning after December 15, 2012.The Company will provide the required disclosures beginning in the first quarter of fiscal year 2013 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

	Fiscal Years
	2012			2011			2010
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic	$(12,314)	41,831	$(0.29)	$(7,594)	36,792	$(0.21)	$123	35,729	$—
Effect of stock options and other awards	—	—	—	—	—	—	—	3,309	—
Diluted	$(12,314)	41,831	$(0.29)	$(7,594)	36,792	$(0.21)	$123	39,038	$—

For 2012 and 2011, 7.6 million shares and 8.0 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during 2012 and 2011. For 2010, options for the purchase of 20,000 common shares were excluded from the weighted average diluted shares outstanding calculation, because their effect was anti-dilutive.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

As of December 30, 2012, the Company held 42,970 TowerJazz ordinary shares with a net unrealized loss of $11,000 recorded in accumulated other comprehensive income, or AOCI, on the balance sheet. The net unrealized loss includes the tax benefits attributable to unrealized gains on investment in TowerJazz and the difference between the cost of $1.95 per share and carrying value of $8.04 per share, the fair value on the last trading day of the reporting period. The number of TowerJazz ordinary shares held by the Company reflect the 1 to 15 reverse stock split implemented by TowerJazz effective August 3, 2012.

The fair value of TowerJazz marketable securities as of December 30, 2012 was determined based on “Level 1” inputs as described in Note 7. During 2012, the Company recorded $63,000 of tax benefit related to AOCI attributable to unrealized gains on investment in TowerJazz.

NOTE 5-BALANCE SHEET COMPONENTS

	December 30, 2012	January 1, 2012
	(in thousands)
Inventories:
Raw materials	$32	$52
Work-in-process	2,599	3,261
Finished goods	397	451
	$3,028	$3,764
Other current assets:
Prepaid expenses	$954	$575
Other	32	38
	$986	$613
Property and equipment:
Equipment	$12,803	$12,200
Software	5,682	7,065
Furniture and fixtures	746	747
Leasehold improvements	658	659
	19,889	20,671
Accumulated depreciation and amortization	(17,230)	(18,490)
	$2,659	$2,181

Other assets	186	211

Accrued liabilities:
Employee related accruals	$1,035	$845
Other	179	273
	$1,214	$1,118

The Company recorded depreciation and amortization expense of $1.2 million, $1.2 million and $1.2 million for 2012, 2011 and 2010, respectively. Assets acquired under capital leases and included in property and equipment were $0.8 million and $1.1 million at the end of 2012 and 2011, respectively. The Company recorded accumulated depreciation on leased assets of $301,000 and $810,000 as of the end of 2012 and 2011, respectively. As of December 30, 2012 and January 1, 2012, the capital lease obligation relating to these assets was $426,000 and $287,000, respectively.

NOTE 6-OBLIGATIONS

	December 30, 2012	January 1 2012
	(in thousands)
Capital lease obligations:
Capital leases	$426	$287
	426	287
Current portion of capital lease obligations	(160)	(141)
Long term portion of capital lease obligations	$266	$146

Revolving Line of Credit and Notes Payable to Bank

In June 2012, the Company entered into the Eighth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the amended Agreement include a $6.0 million revolving line of credit available through June 28, 2013, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During 2012, the Company had no borrowings against the line of credit.

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

Capital Leases

In December 2011, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013, for a total of $300,000. As of December 30, 2012, $146,000 was outstanding under the capital lease, all of which was classified as a current liability.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three year period. As of December 30, 2012, $280,000 was outstanding under the capital lease, of which $152,000 was classified as a current liability.

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement require the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of December 30, 2012, there was no liability balance outstanding for this capital lease.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of December 30, 2012 and January 1, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of December 30, 2012				As of January 1, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$21,907	$21,907	$—	$—	$18,826	$18,826	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	345	345	—	—	406	406	—	—
Total assets	$22,252	$22,252	$—	$—	$19,232	$19,232	$—	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of December 30, 2012 and January 1, 2012.

(2)	The Company expects to sell TowerJazz marketable securities at the fair market value at such time as it deems appropriate.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2012	2011	2010
Income (loss) before income taxes:
U.S.	$(12,444)	$(7,569)	$(209)
Foreign	148	25	148
Income (loss) before income taxes	$(12,296)	$(7,544)	$(61)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$(11)
State	2	2	2
Foreign	51	66	51
Subtotal	53	68	42
Deferred:
Federal	(55)	—	(170)
State	(9)	—	(40)
Foreign	29	(18)	(16)
Subtotal	(35)	(18)	(226)
Provision for (benefit from) income taxes	$18	$50	$(184)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 30, 2012. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax assets:
Net operating losses and capital losses	$38,342	$34,733
Accruals and reserves	2,683	2,753
Credits carryforward	5,024	5,304
Unrealized loss on marketable securities	3,088	3,057
Depreciation and amortization	9,558	9,150
Stock-based compensation	1,344	971
Other	273	211
	60,312	56,179
Valuation allowances	(60,223)	(56,067)
Deferred tax asset	$89	$112
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statement of operations is as follows:

	Fiscal Years
	2012	2011	2010
Income tax expense/(benefit) at statutory rate	$(4,180)	$(2,565)	$(21)
State taxes	2	2	2
Refundable R&D credit	—	—	(11)
Stock compensation and other permanent differences	342	192	224
Foreign taxes	30	41	(15)
Benefit allocated from other comprehensive income	(65)	—	(209)
Future benefit of deferred tax assets not recognized	3,889	2,380	(154)
	$18	$50	$(184)

As of December 30, 2012, the Company had net operating loss carryforwards of approximately $107.1 million for federal and $47.0 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal and state purposes. Included in the net operating loss carryforwards amount is $8.0 million for federal and $5.1 million for state income tax purposes, which, when recognized, will result in a credit to stockholders' equity.

The Company has research credit carryforwards of approximately $2.6 million for federal and $3.6 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2013. The California credit can be carried forward indefinitely.

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

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1.0 million of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2012. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 30, 2012	January 1, 2012	January 2, 2011
Beginning balance of unrecognized tax benefits	$77	$73	$70
Gross increases for tax positions of current year	2	4	3
Ending balance of unrecognized tax benefits	$79	$77	$73

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $79,000 as of December 30, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2012, January 1, 2012 and January 2, 2011, the Company had approximately $33,000, $26,000 and $20,000 of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the Company's historical net operating loss and credit carryforwards may be adjusted by the IRS and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

NOTE 9-STOCKHOLDERS' EQUITY

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

The warrants are exercisable any time for a period of 60 months from the date of issuance on June 6, 2012, and are exercisable at a price of $2.98 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.97 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 0.89%, expected volatility of 62.18% and expected dividend of zero.

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

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of December 30, 2012, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

NOTE 11-STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact of the amended authoritative guidance on the Company's consolidated financial statements for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

	Fiscal Years
	2012	2011	2010
Cost of revenue	$179	$131	$169
Research and development	455	458	645
Selling, general and administrative	1,369	1,087	1,604
Total costs and expenses	$2,003	$1,676	$2,418

The amount of stock-based compensation included in inventories at the end of 2012, 2011 and 2010 was not significant.

Valuation Assumptions

The amended authoritative guidance requires companies to estimate the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's ESPP, consistent with the provisions of the amended authoritative guidance. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of restricted stock units, or RSUs, is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period.

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

	Fiscal Years
	2012	2011	2010
Expected term (years)	6.3	5.7	5.4
Risk-free interest rate	0.98%	1.16%	2.40%
Expected volatility	61%	61%	58%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2012, 2011 and 2010 was $1.36, $1.53, and $1.48 per option, respectively. As of the end of 2012, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.2 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.52 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2012:

Shares Available for Grant
(in thousands)
Balance at January 1, 2012	2,969
Options granted	(791)
Options forfeited or expired	935
RSUs granted	(193)
Balance at December 30, 2012	2,920

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2010	8,331	$3.37
Granted	1,739	2.79
Forfeited or expired	(832)	9.35
Exercised	(1,169)	2.59
Balance outstanding at January 2, 2011	8,069	2.74
Granted	876	2.81
Forfeited or expired	(803)	4.51
Exercised	(659)	2.46
Balance outstanding at January 1, 2012	7,483	2.58
Granted	791	2.43
Forfeited or expired	(935)	3.04
Exercised	(379)	1.87
Balance outstanding at December 30, 2012	6,960	$2.55	6.33	$1,683
Exercisable at December 30, 2012	4,991	$2.54	5.44	$1,556
Vested and expected to vest at December 30, 2012	6,573	$2.55	6.18	$1,666

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.25 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $343,000, $1.8 million and $2.5 million, respectively. Total cash received from employees as a result of employee stock option exercises during 2012, 2011 and 2010 was approximately $711,000, $1.6 million and $3.0 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $1.4 million and $1.5 million for 2012 and 2011, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $1.29	650	5.77	$0.90	648	$0.90
1.63 - 1.63	1,215	6.11	1.63	1,090	1.63
1.75 - 2.72	722	8.67	2.22	113	2.44
2.73 - 2.76	292	2.48	2.75	279	2.75
2.78 - 2.78	2,227	7.82	2.78	1,165	2.78
2.82 - 3.02	857	3.85	2.96	811	2.96
3.04 - 4.17	901	5.44	3.89	792	3.94
4.36 - 5.94	81	2.83	5.23	81	5.23
6.00 - 6.00	5	8.07	6.00	2	6.00
6.53 - 6.53	10	0.75	6.53	10	6.53
$0.78 - $6.53	6,960	6.33	$2.55	4,991	$2.54

Restricted Stock Units

RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to grants of vested RSUs was $341,000 in 2012.

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 2, 2012	—	$—
Granted	193	2.23
Vested	(153)	2.18
Forfeited	—	—
Nonvested at December 30, 2012	40	$2.30

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2012, 2011 and 2010 was $0.74, $0.84 and $1.36, respectively. Sales under the ESPP were 270,000 shares of common stock at an average price of $1.95 for 2012, 171,000 shares of common stock at an average price of $2.47 for 2011, and 197,000 shares of common stock at an average price of $2.07 for 2010.

Under the 2009 ESPP, the Company issued 270,000 shares at a price of $1.95 per share during 2012. As of December 30, 2012, 1,512,000 shares under the 2009 ESPP remained available for issuance. For 2012, the Company recorded compensation expense related to the ESPP of $247,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2012	2011	2010
Expected life (months)	6.00	6.10	5.96
Risk-free interest rate	0.14%	0.08%	0.19%
Volatility	56%	56%	60%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Divident Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2012, the unrecognized stock-based compensation expense relating to the Company's ESPP is $84,000 and was expected to be recognized over a weighted average period of approximately 4.5 months.

NOTE 12-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2012	2011	2010
Revenue by product line (1) :
New products	$5,920	$5,326	$9,388
Mature products	9,024	15,643	16,811
Total revenue	$14,944	$20,969	$26,199
___________________________

(1)
 For all periods presented: New products represent products introduced since 2005, and include ArcticLink®, ArcticLink II, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI® II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM®, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2012	2011	2010
Revenue by geography:
United States	$5,049	$8,271	$8,652
Europe	2,414	4,127	4,580
Malaysia	1,714	1,780	1,950
Japan	3,316	2,733	2,914
China	1,725	3,032	6,950
Rest of North America	327	326	431
Rest of Asia Pacific	399	700	722
Total revenue	$14,944	$20,969	$26,199

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2012	2011	2010
Distributor “A”	27%	39%	24%
Distributor “B”	*	*	12%
Distributor "C"	19%	10%	*
Distributor “D”	10%	13%	22%
Customer “B”	14%	15%	11%
Customer "E"	*	11%	*
Customer "F"	10%	*	*
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 30, 2012	January 1, 2012
Distributor “A”	35%	30%
Distributor “B”	14%	*
Customer "C"	*	23%
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2012, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 13- SHELF REGISTRATION STATEMENT

On August 21, 2009, the Company filed a shelf registration statement on Form S-3, which was declared effective on September 2, 2009 and expired on September 1, 2012. Under the shelf registration statement, the Company raised $5.5 million, net of placement agent's fees and other offering expenses of $774,000 on November 17, 2009.

On June 1, 2012, the Company filed a registration statement on Form S-3 MEF to increase the amount of securities that may be sold under the shelf registration statement by $3,362,600.

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

NOTE 14-COMMITMENTS AND CONTINGENCIES

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2012 and 2011, the Company had $621,000 and $532,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 30, 2012, total outstanding purchase obligations were $468,000, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2015. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2012, 2011 and 2010 was approximately $493,000, $464,000, and $465,000, respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2013	695
2014	711
2015	731
2016 and thereafter	—
$2,137

NOTE 15-LITIGATION

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

NOTE 16 - SUBSEQUENT EVENT

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013.  There will be no impact to the income tax provision for the enactment in the quarter ending March 31, 2013 due to the Company's valuation allowance recorded against its US deferred tax assets.

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 30, 2012	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011
	(in thousands, except per share amount)
Statement of Operations:
Revenue	$3,086	$3,657	$4,071	$4,130	$4,346	$5,339	$5,737	$5,547
Cost of revenue(1)	1,565	1,916	2,026	2,371	2,329	2,283	1,966	1,939
Gross profit	1,521	1,741	2,045	1,759	2,017	3,056	3,771	3,608
Operating expenses:
Research and development(2)	1,624	1,865	2,452	2,802	2,450	2,271	3,312	1,803
Selling, general and administrative	2,377	2,658	2,749	2,697	2,548	2,267	2,543	2,607
Loss from operations	(2,480)	(2,782)	(3,156)	(3,740)	(2,981)	(1,482)	(2,084)	(802)
Interest expense	(12)	(12)	(24)	(13)	(5)	(5)	(18)	(8)
Interest income and other (expense), net	(32)	18	(50)	(13)	(93)	(49)	(13)	(4)
Income (loss) before income taxes	(2,524)	(2,776)	(3,230)	(3,766)	(3,079)	(1,536)	(2,115)	(814)
Provision for (benefit from) income taxes	35	22	6	(45)	31	10	(55)	64
Net income (loss)	$(2,559)	$(2,798)	$(3,236)	$(3,721)	$(3,110)	$(1,546)	$(2,060)	$(878)
Net income (loss) per share:
Basic and Diluted	$(0.06)	$(0.06)	$(0.08)	$(0.10)	$(0.08)	$(0.04)	$(0.05)	$(0.02)
Weighted average shares:
Basic and Diluted	44,400	44,122	40,154	38,495	38,482	38,418	38,376	36,495
___________________________

(1)	Since the fourth quarter of 2011, cost of revenue has increased as percentage of revenue primarily as a result of changes in product mix during these quarters.

(2)
In the second quarter of 2011, the Company incurred additional $1.1 million in third party chip design costs and$427,000 in purchased IP related to its ArcticLink III VX & BX solution platform families.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 30, 2012, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

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

Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled “Board Meetings, Committees and Corporate Governance” in the Proxy Statement. A copy of our Code of Conduct and Ethics is posted on our website at http://ir.quicklogic.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Conduct and Ethics by posting such information on our website.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers during Fiscal Years 2012 and 2011” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2012	$10	$10	$—	$20
Fiscal Year 2011	$16	$—	$(6)	$10
Fiscal Year 2010	$10	$7	$(1)	$16

Allowance for Deferred Tax Assets:
Fiscal Year 2012	$56,067	$4,156	$—	$60,223
Fiscal Year 2011	$52,827	$3,240	$—	$56,067
Fiscal Year 2010	$55,342	$—	$(2,515)	$52,827

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.

10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March 2013.

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

Signature	Title	Date

/s/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer; Director (Principal Executive Officer)	March 8, 2013

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 8, 2013

/S/ E. THOMAS HART E. Thomas Hart	Executive Chairman of the Board	March 8, 2013

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 8, 2013

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 8, 2013

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 8, 2013

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 8, 2013

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.

10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).