Form 10-Q
period 2013-03-31
QUICKLOGIC CORPORATION
filed 2013-05-08
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 3, 2013, the registrant had outstanding 44,533,145 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
March 31, 2013

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue	$3,017	$4,130
Cost of revenue	1,986	2,371
Gross profit	1,031	1,759
Operating expenses:
Research and development	2,008	2,802
Selling, general and administrative	2,530	2,697
Restructuring costs	7	—
Income (loss) from operations	(3,514)	(3,740)
Interest expense	(9)	(13)
Interest income and other, net	(4)	(13)
Income (loss) before income taxes	(3,527)	(3,766)
Provision for (benefit from) income taxes	57	(45)
Net income (loss)	$(3,584)	$(3,721)
Net Income (loss) per share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Weighted average shares:
Basic	44,517	38,495
Diluted	44,517	38,495

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income (loss)	$(3,584)	$(3,721)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(43)	98
Total comprehensive income (loss)	$(3,627)	$(3,623)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,659	$22,578
Short-term investment in TowerJazz Semiconductor Ltd.	303	345
Accounts receivable, net of allowances for doubtful accounts of $51 and $20, respectively	1,392	1,242
Inventories	2,525	3,028
Other current assets	846	986
Total current assets	24,725	28,179
Property and equipment, net	2,404	2,659
Other assets	207	186
TOTAL ASSETS	$27,336	$31,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,393	$1,965
Accrued liabilities	1,289	1,214
Current portion of capital lease obligations	239	160
Total current liabilities	2,921	3,339
Long-term liabilities:
Capital lease obligations, less current portion	135	266
Other long-term liabilities	167	141
Total liabilities	3,223	3,746
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,533 and 44,506 shares issued and outstanding, respectively	45	45
Additional paid-in capital	205,259	204,797
Accumulated other comprehensive income (loss)	(54)	(11)
Accumulated deficit	(181,137)	(177,553)
Total stockholders' equity	24,113	27,278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,336	$31,024

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$(3,584)	$(3,721)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	317	290
Stock-based compensation	452	384
Write-down of inventories	343	329
Tax effect on other comprehensive income	—	(63)
Bad Debt	31	10
Changes in operating assets and liabilities:
Accounts receivable	(181)	(85)
Inventories	160	318
Other assets	102	(195)
Trade payables	(572)	(420)
Accrued liabilities	77	336
Deferred royalty revenue	—	(8)
Other long-term liabilities	26	(9)
Net cash provided by (used for) operating activities	(2,829)	(2,834)
Cash flows from investing activities:
Capital expenditures for property and equipment	(62)	(69)
Net cash provided by (used for) investing activities	(62)	(69)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(35)	(116)
Net proceeds from issuance of common stock	7	39
Net cash provided by (used for) financing activities	(28)	(77)
Net increase (decrease) in cash and cash equivalents	(2,919)	(2,980)
Cash and cash equivalents at beginning of period	22,578	20,203
Cash and cash equivalents at end of period	$19,659	$17,223

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$374	$917
Purchase of equipment included in accounts payable	$—	$765

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's first fiscal quarter for 2013 and 2012 ended Sunday, March 31, 2013 and April 1, 2012, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of March 31, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $19.7 million, $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which expires June 28, 2013, and our investment in TowerJazz Semiconductor Ltd., or TowerJazz, with a fair value of approximately $303,000.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other, net in the statement of operations.

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

Note 2 — Significant Accounting Policies

During the first quarter of 2013, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 30, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities Exchange Commission, or SEC, on March 8, 2013.

New Accounting Pronouncements

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance is effective for the Company beginning December 15, 2012. The Company adopted this guidance in its interim period ended March 31, 2013 (see Note 11). The adoption of this guidance did not impact the Company's financial statements, as the guidance is related to disclosure only, and the Company did not have reclassifications out of accumulated other comprehensive income.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company will adopt the new guidance in its interim period ended March 30, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following shares were not included in the calculation of diluted net income (loss) per share for the first quarter of 2013 and 2012: (i) 7.5 million and 7.7 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million and 1.9 million shares of common stock, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

As of March 31, 2013, the Company held 42,970 available-for-sale TowerJazz ordinary shares with a net unrealized loss of $54,000 recorded in accumulated other comprehensive income, or AOCI, on the balance sheet which includes tax benefits and the difference between the cost of $1.95 per share and carrying value of $7.04 per share, their fair value on the last trading day of the reporting period. The fair value of TowerJazz marketable securities as of March 31, 2013 was determined based on “Level 1” inputs as described in Note 7.

Note 5 — Balance Sheet Components

	As of
	March 31, 2013	December 30, 2012
	(in thousands)
Inventories:
Raw materials	$28	$32
Work-in-process	2,165	2,599
Finished goods	332	397
	$2,525	$3,028
Other current assets:
Prepaid expenses	$815	$954
Other	31	32
	$846	$986
Property and equipment:
Equipment	$12,864	$12,803
Software	5,682	5,682
Furniture and fixtures	746	746
Leasehold improvements	658	658
	19,950	19,889
Accumulated depreciation and amortization	(17,546)	(17,230)
	$2,404	$2,659

Accrued liabilities:
Employee related accruals	$1,075	$1,035
Other	214	179
	$1,289	$1,214

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	March 31, 2013	December 30, 2012
	(in thousands)
Capital lease obligations:
Capital leases	$374	$426
	374	426
Current portion of capital lease obligations	(239)	(160)
Long term portion of capital lease obligations	$135	$266

Revolving Line of Credit

In June 2012, the Company entered into the Eighth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 28, 2013, as long as the Company is in compliance with the loan covenants. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the first quarter of 2013, the Company had no borrowings against the line of credit.

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

Capital Leases

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of March 31, 2013, there was no liability balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three year period. As of March 31, 2013, $264,000 was outstanding under the capital lease, of which $129,000 was classified as a current liability.

In December 2011, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $38,000 through November 2013, for a total of $300,000. As of March 31, 2013, $110,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of March 31, 2013 and December 30, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of March 31, 2013				As of December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$18,709	$18,709	$—	$—	$21,907	21,907	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	303	303	—	—	345	345	—	—
Total assets	$19,012	$19,012	$—	$—	$22,252	$22,252	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of March 31, 2013 and December 30, 2012.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of March 31, 2013, approximately 6.9 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 10 — Stock-Based Compensation

The equity incentive program in the Company is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The Company provides stock-based incentive compensation, or awards, to eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and stock bonus units. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the program have a maximum contractual term of ten years.

The stock-based compensation expense included in the Company's consolidated financial statements for the first quarter of 2013 and 2012 was as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	$30	$32
Research and development	166	93
Selling, general and administrative	256	259
Total costs and expenses	$452	$384

 No stock-based compensation was capitalized during any period presented above.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 2009 ESPP. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company's expected term of awards assumption is based primarily on its historical experience with similar grants. The Company's expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company's stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSUs and PRSUs is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period.

In addition to the assumptions used in the Black-Scholes pricing model, the Company is required to develop an estimate of the number of awards expected to be forfeited prior to vesting, or forfeiture rate. The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	March 31, 2013	April 1, 2012
Expected term (years)	4.91	5.01
Risk-free interest rate	0.82%	0.89%
Expected volatility	65.22%	62.18%
Expected dividend yield	—	—

The weighted average estimated fair value for options granted during the first quarter of 2013 and 2012 were $1.27 and $1.37 per option, respectively. As of March 31, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.9 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.46 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of March 31, 2013:

Shares Available for Grant
(in thousands)
Balance at December 30, 2012	2,920
Authorized	—
Options granted	(16)
Options forfeited or expired	37
RSUs granted	(2)
PRSUs forfeited or expired	5
Balance at March 31, 2013	2,944

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Plan, and the related weighted average exercise price, for the first three months of 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2012	6,960	$2.55
Granted	16	2.36
Forfeited or expired	(37)	2.81
Exercised	(18)	1.42
Balance outstanding at March 31, 2013	6,921	$2.55	6.13	$2,188
Exercisable at March 31, 2013	5,204	$2.53	5.33	$1,990
Vested and expected to vest at March 31, 2013	6,601	$2.55	6.00	$2,145

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.46 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2013 and 2012 was $14,000 and $30,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2013 and 2012 was approximately $25,000 and $38,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $331,000 for the first quarter of 2013.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $4,000 and $60,000, respectively, for the first quarter of 2013. As of March 31, 2013, there were no unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for our RSUs and PRSUs for the three months ended March 31, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 31, 2013 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2012	40	$2.30
Granted	2	2.16
Vested	(17)	2.33
Forfeited	(5)	—
Nonvested at March 31, 2013	20	$2.84

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP plan during the first quarter of 2013 and 2012 was $0.55 and $0.89 per right, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of March 31, 2013, 2.3 million shares remained available for issuance under the 2009 ESPP. For the first quarter of 2013, the Company recorded compensation expense related to the ESPP of $57,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	March 31, 2013	April 1, 2012
Expected term (months)	5.97	5.96
Risk-free interest rate	0.14%	0.05%
Volatility	50.28%	65.67%
Dividend yield	—	—

As of March 31, 2013, the unrecognized stock-based compensation expense relating to the Company's ESPP was $57,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 11 — Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (Loss) for the three months ended March 31, 2013:

Change in unrealized gains on available for sale securities
(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 30, 2012	$(11)
Other comprehensive income (loss) before reclassifications	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	0
Net change in other comprehensive income (loss)	(43)
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2013	$(54)

There was no reclassification from accumulated other comprehensive income in the first quarter of 2013.

Note 12 — Income Taxes

In the first quarter of 2013 and 2012, the Company recorded a net income tax provision of $57,000 and a net income tax benefit of $45,000, respectively. The income tax provision for the first quarter of 2013 was primarily from our foreign operations which are cost-plus entities. The income tax benefit for the first quarter of 2012 was primarily due to an intraperiod tax allocation which resulted from the unrealized gains on an investment in TowerJazz, offset by the income tax provision from our foreign operations. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $79,000 and $79,000 of unrecognized tax benefits at March 31, 2013 and December 30, 2012, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company had approximately $35,000 of accrued interest and penalties related to uncertain tax positions.

The Company is no longer subject to U.S. federal, state and non-U.S. income tax audits by taxing authorities for fiscal years through 1997.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 13 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue by product line (1):
New products	$941	$1,639
Mature products	2,076	2,491
Total revenue	$3,017	$4,130

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue by geography:
United States	$941	$1,310
Japan	602	880
China	131	512
Europe	450	482
Malaysia	685	608
Rest of Asia Pacific	31	231
Rest of North America	177	107
Total revenue	$3,017	$4,130

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 31, 2013	April 1, 2012
Distributor “A”	40%	32%
Distributor “C”	18%	18%
Distributor “D”	*	16%
Customer “B”	24%	20%
Customer “F”	11%	*

*	Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 31, 2013	December 30, 2012
Distributor “A”	39%	35%
Distributor “B”	18%	14%
Distributor “C”	12%	*
Customer "B"	10%	*
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of March 31, 2013, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14 — Restructuring Charges

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The associated restructuring charges for employee severance benefits will be pro-rated over a three month period. Accordingly, the Company recorded an initial $7,000 restructuring liabilities in the first quarter of 2013. The restructuring liabilities were included in the "Accrual Liabilities" line item in its consolidated balance sheets, and the activities affecting the liabilities for the first quarter of 2013 are summarized as follows:

Restructuring Liabilities
(in thousands)
Balance at December 30, 2012	$—
Accruals	7
Payments	—
Balance at March 31, 2013	$7

Note 15 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 31, 2013 and December 30, 2012, the Company had $3.5 million and $621,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of March 31, 2013, total outstanding purchase obligations were $799,000, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2015. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarters of 2013 and 2012 was approximately $233,000 and $125,000, respectively.

As of March 31, 2013, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Operating Leases
(in thousands)
Fiscal Years
2013	$690
2014	891
2015 and thereafter	949
$2,530

Note 16 — Litigation

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and factors that affect gross profit, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2013. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Tablets, Smartphones, Mobile Enterprise, Pico Projectors, Broadband Access Data cards, and Secure Access Data cards. Our solutions typically fall into one of three product categories: Display & Visual Enhancement, Smart Connectivity, and Security. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; Camera Interface, or CAMIF; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products, and to processor vendors wishing to expand their served available market through the deployment of reference designs to their customers. Our solutions enable OEMs and ODMs to add new features, extend battery life, and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. When we bring solutions to market with a partner company, we typically launch the solution as a Catalog CSSP. This enables us to sell the product as a 'catalog' device to any customer. In this manner, we are able to broaden the served available market for our CSSP solutions and leverage our R&D across multiple end customers.

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

During the first quarter of 2013, we generated total revenue of $3.0 million which represents a 2% sequential decrease and a 27% decrease from the first quarter of 2012. Our new product revenue was $941,000 which represents a 6% sequential decrease and a 43% decrease year over year. Our mature product revenue was flat sequentially at $2.1 million and had a 17% decrease year over year. We shipped our new products into the Tablet, Smartphone and the Mobile Enterprise market. Since we introduced CSSPs to the market in early 2007, we have devoted substantially all of our development, sales, and marketing efforts on our new solution platforms, PSBs and CSSPs. We expect our revenue from mature products to continue to decline over time. Overall, we reported a net loss of $3.6 million for the first quarter of 2013.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on March 8, 2012.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue	100.0%	100.0%
Cost of revenue	65.8%	57.4%
Gross profit	34.2%	42.6%
Operating expenses:
Research and development	66.6%	67.8%
Selling, general and administrative	83.9%	65.3%
Restructuring costs	*	—%
Income (loss) from operations	(116.3)%	(90.5)%

Interest expense	(0.3)%	(0.3)%
Interest income and other, net	(0.1)%	(0.3)%
Income (loss) before income taxes	(116.7)%	(91.1)%
Provision for (benefit from) income taxes	1.9%	(1.1)%
Net Income (loss)	(118.6)%	(90.0)%

* Figure was not considered in the calculation due to the insignificant amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended March 31, 2013 and April 1, 2012

Revenue

The table below sets forth the changes in revenue for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2013		April 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$941	31%	$1,639	40%	$(698)	(43)%
Mature products	2,076	69%	2,491	60%	(415)	(17)%
Total revenue	$3,017	100%	$4,130	100%	$(1,113)	(27)%
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

The decrease in new product revenue was primarily due to a decline in shipments to broadband data card and pico projector market segment customers. The decrease in mature product revenue is due primarily to reduced orders from our customers in the aerospace, test and instrumentation sectors.

In order to grow our revenue, we are dependent upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2013		April 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,017	100%	$4,130	100%	$(1,113)	(27)%
Cost of revenue	1,986	66%	2,371	57%	(385)	(16)%
Gross Profit	$1,031	34%	$1,759	43%	$(728)	(41)%

The $728,000 decrease in gross profit in the first quarter of 2013 as compared to the first quarter of 2012 was mainly due to lower revenue from our new and mature products and higher unabsorbed overhead. The inventory reserve was $343,000 and $329,000 in the first quarters of 2013 and 2012, respectively. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $215,000 and $98,000 in the first quarters of 2013 and 2012, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2013		April 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,008	67%	$2,802	68%	$(794)	(28)%
SG&A expense	2,530	84%	2,697	65%	(167)	(6)%
Restructuring costs	7	—%	—	—%	7	—%
Total operating expenses	$4,545	151%	$5,499	133%	$(954)	(17)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $794,000 decrease in R&D expenses in the first quarter of 2013 as compared to the first quarter of 2012 was attributable primarily to a $878,000 decrease in third party chip design costs and a $240,000 decrease in equipment and supplies. These expenses were partially offset by a $263,000 increase in compensation expenses due to an increase in headcount; a $30,000 increase in stock-based compensation expenses; a $12,000 increase in travel and entertainment expenses; a $8,000 increase in occupancy costs; and a $7,000 increase in depreciation expenses.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $167,000 decrease in SG&A expenses in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to a $129,000 decrease in stock-based compensation expenses; a $127,000 decrease in outside services primarily as a result of decreases in sales commissions; and a $37,000 decrease in travel and entertainment. These expenses were partially offset by a $72,000 increase in equipment and supplies; and a $42,000 increase in compensation expenses.

Restructuring Costs

On March 28, 2013, we implemented a restructuring plan to consolidate and streamline our engineering organization. The associated restructuring charges will be pro-rated over a three month period. Accordingly, we recorded an initial $7,000 restructuring charge for employee severance benefits in the first quarter of 2013.

Interest Expense and Interest Income and Other, net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Change
	March 31, 2013	April 1, 2012	Amount	Percentage
Interest expense	$(9)	$(13)	$4	(31)%
Interest income and other, net	(4)	(13)	9	(69)%
	$(13)	$(26)	$13	(50)%

The decrease in interest expense was due primarily to the decrease in our average debt obligation to $400,000 in the first quarter of 2013 from $602,000 in the first quarter of 2012. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the first quarter of 2013 as compared to the first quarter of 2012.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 (in thousands, except percentage data):

	Three Months Ended		Change
	March 31, 2013	April 1, 2012	Amount	Percentage
Provision for (benefit from) income taxes	$57	$(45)	$102	(227)%

The provision for income taxes for the first quarters of 2013 and benefit from income taxes for the first quarter of 2012 were primarily from our foreign operations which are cost-plus entities, and due to an intraperiod tax allocation which resulted from the unrealized gain on our investment in TowerJazz offset by tax provision from our foreign operations, respectively.

As of the end of the first quarter of 2013, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of March 31, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $19.7 million, available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million, and our investment in TowerJazz with a market value of approximately $303,000. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. The term of the revolving debt facility expires in June 2013. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of March 31, 2013, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a US Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $374,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). As of March 31, 2013, the 42,970 shares of our investment in TowerJazz had a market value of approximately $303,000.

Cash balances held at our foreign subsidiaries were approximately $675,000 and $461,000 at March 31, 2013 and December 30, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $2.8 million in the first three months of 2013. The cash used for operating activities resulted from changes in working capital offset by a net loss of $3.6 million which included $1.1 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $452,000, depreciation and amortization of $317,000, and a write-down of inventory of $343,000. In addition, changes in working capital provided cash of $388,000 in the first three months of 2013.

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

Net cash from investing activities

Net cash used by investing activities for the first three months of 2013 was $62,000, which was primarily used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $1.4 million during the remainder of fiscal year 2013.

Net cash used by investing activities for the first three months of 2012 was $69,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment.

 Net cash from financing activities

Net cash used by financing activities was $28,000 for the first three months of 2013, derived from $35,000 of scheduled payments under the terms of our capital lease obligations, offset by $7,000 in proceeds related to the issuance of common shares to employees under our equity plans.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,531	$919	$1,580	$32
Wafer purchases (1)	3,521	3,521	—	—
Other purchase commitments	799	799	—	—
Total contractual cash obligations	6,851	5,239	1,580	32
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations (3)	374	239	135	—
Total commercial commitments	374	239	135	—
Total contractual obligations and commercial commitments (4)	$7,225	$5,478	$1,715	$32
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $3.5 million include firm purchase commitments as of March 31, 2013.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of March 31, 2013.

(3)	For detailed explanation, see Note 6 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $79,000 as of March 31, 2013. See Note 12 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2013 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 20% and 15% of total operating expenses for the first three months of 2013 and 2012, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $89,000 in the first three months of 2013.

Equity Price Risk

Our exposure to equity price risk for changes in market value relates primarily to our investment in TowerJazz. TowerJazz's ordinary shares trade on the Nasdaq Global Market under the symbol “TSEM.” Since these securities are publicly traded on the open market, they are subject to market fluctuations. Temporary market fluctuations are reflected by increasing or decreasing the present value of the related securities and recording “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. An “other than temporary” decline in market value is reflected by decreasing the carrying value of the related securities and recording a charge to operating expenses in the income statement. A determination that a decline in market value is “other than temporary” includes factors such as the then current market value and the period of time that the market value had been below the carrying value. In the first three months of 2013 and 2012, we marked to market and recorded an unrealized loss of $54,000 and unrealized gain of $211,000, respectively, based on the quoted market price of the stock on the last day of the reporting period. As a result, the carrying value of the TowerJazz ordinary shares was $7.04 per share as of the end of the first quarter of 2013.

There have been no changes since the end of the last fiscal year, in the risk exposures described above or the management of such exposures and there are no expected changes going forward.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 16 of the Condensed Unaudited Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Our 2012 Annual Report on Form 10-K for the year ended December 30, 2012 includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	May 8, 2013	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document