Form 10-Q
period 2013-06-30
QUICKLOGIC CORPORATION
filed 2013-08-06
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 1, 2013, the registrant had outstanding 44,758,216 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
June 30, 2013

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue	$5,126	$4,071	$8,143	$8,201
Cost of revenue	3,187	2,026	5,173	4,397
Gross profit	1,939	2,045	2,970	3,804
Operating expenses:
Research and development	1,842	2,452	3,850	5,254
Selling, general and administrative	2,911	2,749	5,441	5,446
Restructuring costs	206	—	213	—
Income (loss) from operations	(3,020)	(3,156)	(6,534)	(6,896)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	181	—	181	—
Interest expense	(20)	(24)	(29)	(37)
Interest income and other, net	(52)	(50)	(56)	(63)
Income (loss) before income taxes	(2,911)	(3,230)	(6,438)	(6,996)
Provision for (benefit from) income taxes	330	6	387	(39)
Net income (loss)	$(3,241)	$(3,236)	$(6,825)	$(6,957)
Net Income (loss) per share:
Basic	$(0.07)	$(0.08)	$(0.15)	$(0.18)
Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.18)
Weighted average shares:
Basic	44,641	40,154	44,579	39,401
Diluted	44,641	40,154	44,579	39,401

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income (loss)	$(3,241)	$(3,236)	$(6,825)	$(6,957)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	54	(135)	11	(37)
Total comprehensive income (loss)	$(3,187)	$(3,371)	$(6,814)	$(6,994)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,761	$22,578
Short-term investment in TowerJazz Semiconductor Ltd.	—	345
Accounts receivable, net of allowances for doubtful accounts of $31 and $20, respectively	2,093	1,242
Inventories	3,603	3,028
Other current assets	921	986
Total current assets	24,378	28,179
Property and equipment, net	2,110	2,659
Other assets	270	186
TOTAL ASSETS	$26,758	$31,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,681	$1,965
Accrued liabilities	2,052	1,214
Current portion of capital lease obligations	224	160
Total current liabilities	4,957	3,339
Long-term liabilities:
Capital lease obligations, less current portion	81	266
Other long-term liabilities	167	141
Total liabilities	5,205	3,746
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,749 and 44,506 shares issued and outstanding, respectively	45	45
Additional paid-in capital	205,886	204,797
Accumulated other comprehensive income (loss)	—	(11)
Accumulated deficit	(184,378)	(177,553)
Total stockholders' equity	21,553	27,278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,758	$31,024

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income (loss)	$(6,825)	$(6,957)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	632	587
Stock-based compensation	737	818
Write-down of inventories	249	428
Gain on sale of TowerJazz Semiconductor Ltd. Shares	(181)	—
Tax effect on other comprehensive income	273	(63)
Bad Debt	11	10
Changes in operating assets and liabilities:
Accounts receivable	(862)	(86)
Inventories	(824)	609
Other assets	69	9
Trade payables	579	(852)
Accrued liabilities	841	454
Other long-term liabilities	26	(9)
Net cash provided by (used for) operating activities	(5,275)	(5,052)
Cash flows from investing activities:
Capital expenditures for property and equipment	(83)	(265)
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	265	—
Net cash provided by (used for) investing activities	182	(265)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(72)	(151)
Net proceeds from issuance of common stock	348	12,132
Net cash provided by (used for) financing activities	276	11,981
Net increase (decrease) in cash and cash equivalents	(4,817)	6,664
Cash and cash equivalents at beginning of period	22,578	20,203
Cash and cash equivalents at end of period	$17,761	$26,867

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$305	$756
Purchase of equipment included in accounts payable	$—	$52

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's second fiscal quarter for 2013 and 2012 ended Sunday, June 30, 2013 and July 1, 2012, respectively.

Liquidity

We have financed our operations and capital investments through sales of common stock, private equity investments, capital and operating leases, bank lines of credit and cash flows from operations. As of June 30, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $17.8 million and of $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which expires June 27, 2014.

The Company anticipates that its existing cash resources will fund operations, finance purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on our ArcticLink™ and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.

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

For the three months ended June 30, 2013, the Company generated 46% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 13 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the second quarter of 2013, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 30, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities Exchange Commission, or SEC, on March 8, 2013.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance is effective for the Company beginning December 15, 2012. The Company adopted this guidance prospectively in its interim period ended March 31, 2013 (see Note 11).

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

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for the Company beginning after December 15, 2013. Other than the change in presentation within the Consolidated Balance Sheet, this new guidance will not have an impact on our consolidated financial statements.

Note 3 — Net Income (Loss) Per Share

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following shares were not included in the calculation of diluted net income (loss) per share for the second quarter of 2013 and 2012: (i) 7.4 million and 7.6 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million and 4.2 million shares of common stock, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the second quarter of fiscal 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000.

Note 5 — Balance Sheet Components

	As of
	June 30, 2013	December 30, 2012
	(in thousands)
Inventories:
Raw materials	$20	$32
Work-in-process	1,907	2,599
Finished goods	1,676	397
	$3,603	$3,028
Other current assets:
Prepaid expenses	$865	$954
Other	56	32
	$921	$986
Property and equipment:
Equipment	$12,857	$12,803
Software	5,697	5,682
Furniture and fixtures	746	746
Leasehold improvements	665	658
	19,965	19,889
Accumulated depreciation and amortization	(17,855)	(17,230)
	$2,110	$2,659

Accrued liabilities:
Employee related accruals	$1,482	$1,035
Other	570	179
	$2,052	$1,214

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	June 30, 2013	December 30, 2012
	(in thousands)
Capital lease obligations:
Capital leases	$305	$426
	305	426
Current portion of capital lease obligations	(224)	(160)
Long term portion of capital lease obligations	$81	$266

Revolving Line of Credit

In June 2013, the Company entered into the Ninth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin, as the case may be. During the second quarter of 2013, the Company had no borrowings against the line of credit.

The bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Agreement. Under the terms of the Agreement, the Company must maintain a minimum tangible net worth of at least $15 million, an adjusted quick ratio of 2-to-1 and a minimum unrestricted cash or cash equivalents balance of at least $8 million. The Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the Agreement as of the end of the current reporting period.

Capital Leases

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make two payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of June 30, 2013, there was no liability balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three-year period. As of June 30, 2013, $238,000 was outstanding under the capital lease, of which $157,000 was classified as a current liability.

In December 2011, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,125 through November 2013, for a total of $273,000. As of June 30, 2013, $67,000 was outstanding under the capital lease, all of which was classified as a current liability.

Note 7 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market and it considers assumptions that market participants would use when pricing the asset or liability.

The accounting guidance for fair value measurement also specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company's own assumption of market participant

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of June 30, 2013 and December 30, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of June 30, 2013				As of December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$16,410	$16,410	$—	$—	$21,907	21,907	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	—	—	—	—	345	345	—	—
Total assets	$16,410	$16,410	$—	$—	$22,252	$22,252	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of June 30, 2013 and December 30, 2012.

(2)	In June 2013, the Company sold 42,970 of the remaining shares of TowerJazz marketable securities for a gain of $181,000 and cash proceeds of $265,000.

Note 8 - Stockholders' Equity

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock of which 10,000 shares are designated as series A junior preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

Note 9 — Employee Stock Plans

1999 Stock Plan

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of June 30, 2013, approximately 6.9 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

The stock-based compensation expense included in the Company's consolidated financial statements for the second quarter of 2013 and 2012 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	$22	$39	$52	$71
Research and development	46	99	212	192
Selling, general and administrative	217	296	473	555
Total costs and expenses	$285	$434	$737	$818

 No stock-based compensation was capitalized during any period presented above.

Valuation Assumptions

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected term (years)	6.42	6.53	6.13	6.22
Risk-free interest rate	1.27%	1.16%	1.18%	1.10%
Expected volatility	59.31%	59.03%	60.44%	59.65%
Expected dividend yield	—	—	—	—

The weighted average estimated fair value for options granted during the second quarter of 2013 and 2012 were $1.30 and $1.94 per option, respectively. The weighted average estimated fair value for options granted during the first six months of 2013 and 2012 were $1.30 and $1.82, respectively. As of June 30, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.6 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.23 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan as of June 30, 2013:

Shares Available for Grant
(in thousands)
Balance at December 30, 2012	2,920
Authorized	—
Options granted	(99)
Options forfeited or expired	200
RSUs granted	(18)
PRSUs forfeited or expired	25
Balance at June 30, 2013	3,028

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2013:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2012	6,960	$2.55
Granted	99	2.32
Forfeited or expired	(200)	2.27
Exercised	(34)	1.40
Balance outstanding at June 30, 2013	6,825	$2.56	5.80	$1,533
Exercisable at June 30, 2013	5,395	$2.54	5.11	$1,527
Vested and expected to vest at June 30, 2013	6,583	$2.56	5.70	$1,532

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.21 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2013 and 2012 was $28,000 and $152,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2013 and 2012 was approximately $47,000 and $273,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $259,000 and $590,000 for the second quarter and first six months of 2013, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $2,000 and $(26,000), respectively, for the second quarter of 2013. As of June 30, 2013, there were $33,000 unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for our RSUs and PRSUs for the six months ended June 30, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 30, 2013 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2012	40	$2.30
Granted	19	2.30
Vested	(17)	2.33
Forfeited	(25)	—
Nonvested at June 30, 2013	17	$2.29

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarter of 2013 and 2012 was $0.59 and $1.15 per right, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of June 30, 2013, 1.3 million shares remained available for issuance under the 2009 ESPP. For the second quarter of 2013, the Company recorded compensation expense related to the 2009 ESPP of $50,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected term (months)	6.08	6.08	6.08	6.08
Risk-free interest rate	0.09%	0.14%	0.09%	0.14%
Volatility	39.03%	67.93%	39.03%	67.93%
Dividend yield	—	—	—	—

As of June 30, 2013, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $73,000 and is expected to be recognized over a weighted average period of approximately 4.6 months.

Note 11 — Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2013:

Change in unrealized gains on available for sale securities
(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 30, 2012	$(11)
Other comprehensive income (loss) before reclassifications	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	88
Net change in other comprehensive income (loss)	11
Accumulated other comprehensive income (loss), net of tax, as of June 30, 2013	$—

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(in thousands)
Available-for-sale investments	$(185)	Realized gain from sale of TowerJazz marketable securities
	273	Tax benefit on unrealized gain on TowerJazz marketable securities
Amounts reclassified from accumulated other comprehensive income (loss)	$88

Note 12 — Income Taxes

In the second quarter of 2013 and 2012, the Company recorded a net income tax expense of $330,000 and $6,000, respectively. The income tax provision for the second quarter of 2013 includes (i) income taxes from our foreign operations which are cost-plus entities; and (ii) a charge of $273,000 relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz, previously recorded as a component of accumulated other comprehensive income, or

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

AOCI. The income tax expense for the second quarter of 2012 was primarily from our foreign operations.

Based on the available objective evidence, management believes it is more likely than not that the Company's net deferred tax assets will not be fully realizable. Accordingly, with the exception of its foreign subsidiaries, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had approximately $79,000 of unrecognized tax benefits at both June 30, 2013 and December 30, 2012. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company had approximately $37,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue by product line (1):
New products	$3,094	$1,718	$4,035	$3,357
Mature products	2,032	2,353	4,108	4,844
Total revenue	$5,126	$4,071	$8,143	$8,201

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue by geography:
Korea	$2,374	$22	$2,405	$26
United States	1,022	1,179	1,963	2,489
Japan	510	929	1,112	1,809
China	371	847	502	1,359
Malaysia	346	344	1,031	952
Europe	338	596	788	1,078
Rest of North America	127	52	304	159
Rest of Asia Pacific	38	102	38	329
Total revenue	$5,126	$4,071	$8,143	$8,201

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Distributor “A”	19%	20%	27%	26%
Distributor “C”	*	19%	12%	19%
Distributor “D”	*	21%	*	19%
Customer “B”	14%	11%	18%	15%
Customer D	*	14%	*	11%
Customer “F”	*	10%	*	10%
Customer "G"	46%	*	29%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 30, 2013	December 30, 2012
Distributor “A”	27%	35%
Distributor “B”	*	14%
Customer "G"	50%	*
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of June 30, 2013, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14 — Restructuring Charges

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The total associated charges for employee severance benefits under this restructuring plan was $213,000. The Company recorded an initial $7,000 restructuring liability in the first quarter of 2013 and an additional of $206,000 in the second quarter of 2013. As of June 30, 2013, the Company has paid $86,000 of the restructuring charges in employee severance benefits. The restructuring liabilities were included in the "Accrual Liabilities" line item in its consolidated balance sheets, and the activities affecting the liabilities as of June 30, 2013 are summarized as follows:

Restructuring Liabilities
(in thousands)
Balance at December 30, 2012	$—
Accruals	213
Payments	(86)
Balance at June 30, 2013	$127

Note 15 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 30, 2013 and December 30, 2012, the Company had $4.5 million and $621,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

ordinary course of business. As of June 30, 2013, total outstanding purchase obligations were $1.9 million, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2015. In addition, the Company rents development facilities in Canada and India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarters of 2013 and 2012 were approximately $259,000 and $125,000, respectively. Total rent expense, net of sublease income, for the first six months of 2013 and 2012 were approximately $492,000 and $250,000, respectively.

As of June 30, 2013, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2013	$456
2014	880
2015 and thereafter	931
$2,267

Note 16 — Litigation

From time to time, the Company is involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company's financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and factors that affect gross profit, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2013. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low-power customizable semiconductor solutions that enable customers to add new differentiated features to, extend battery life in and improve their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Tablets, Smartphones, Mobile Enterprise and Pico Projectors. Our solutions typically fall into one of two product categories: Display & Visual Enhancement and Smart Connectivity. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; Camera Interface, or CAMIF; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms and platforms currently in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

During the second quarter of 2013, we generated total revenue of $5.1 million which represents an increase of 70% over the prior quarter and an increase of 26% from the second quarter of 2012. Our new product revenue increased to $3.1 million, up 229% sequentially and up 80% year over year. The increase in new product revenue was primarily due to initial production shipments of our ArcticLink III solution platform to a tier one tablet manufacturer. Revenue generated from this tier one tablet manufacturer accounted for 76% of our new product revenue and 46% of our total revenue. During the quarter, new products were shipped into the Tablet, Smartphone and the Mobile Enterprise markets. Our mature product revenue was $2.0 million, down 2% sequentially and down 14% year over year. Since we introduced CSSPs to the market in early 2007, we have devoted substantially all of our development, sales, and marketing efforts on our new solution platforms, PSBs and CSSPs. We expect our revenue from mature products to continue to decline over time. Overall, we reported a net loss of $3.2 million for the second quarter of 2013.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on March 8, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	June 30, 2013	July 1, 2012
Revenue	100.0%	100.0%
Cost of revenue	62.2%	49.8%
Gross profit	37.8%	50.2%
Operating expenses:
Research and development	35.9%	60.2%
Selling, general and administrative	56.8%	67.5%
Restructuring costs	4.0%	—%
Income (loss) from operations	(58.9)%	(77.5)%

Gain on sale of TowerJazz Semiconductor Ltd. Shares	3.5%	—%
Interest expense	(0.4)%	(0.6)%
Interest income and other, net	(1.0)%	(1.2)%
Income (loss) before income taxes	(56.8)%	(79.3)%
Provision for (benefit from) income taxes	6.4%	0.1%
Net Income (loss)	(63.2)%	(79.4)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended June 30, 2013 and July 1, 2012

Revenue

The table below sets forth the changes in revenue for the three months ended June 30, 2013, as compared to the three months ended July 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$3,094	60%	$1,718	42%	$1,376	80%
Mature products	2,032	40%	2,353	58%	(321)	(14)%
Total revenue	$5,126	100%	$4,071	100%	$1,055	26%
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

The increase in new product revenue was primarily due to shipments to Samsung that has designed our ArcticLink III VX into a new tablet platform. Revenue generated from Samsung accounted for 76% of the new product revenue and 46% of the total revenue in the second quarter of 2013. The decrease in mature product revenue is due primarily to reduced orders from our customers in the aerospace, test and instrumentation sectors.

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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,126	100%	$4,071	100%	$1,055	26%
Cost of revenue	3,187	62%	2,026	50%	1,161	57%
Gross Profit	$1,939	38%	$2,045	50%	$(106)	(5)%

The $106,000 decrease in gross profit in the second quarter of 2013 as compared to the second quarter of 2012 was mainly due to the mix of customers and products shipped. The inventory reserve was $(94,000) and $99,000 in the second quarters of 2013 and 2012, respectively. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $122,000 and $223,000 in the second quarters of 2013 and 2012, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 30, 2013, as compared to the three months ended July 1, 2012 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,842	36%	$2,452	60%	$(610)	(25)%
SG&A expense	2,911	57%	2,749	68%	162	6%
Restructuring costs	206	4%	—	—%	206	—%
Total operating expenses	$4,959	97%	$5,201	128%	$(242)	(5)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $610,000 decrease in R&D expenses in the second quarter of 2013 as compared to the second quarter of 2012 was attributable primarily to a $618,000 decrease in third party chip design costs; a $57,000 decrease in stock-based compensation expenses; and a $42,000 decrease in equipment and supplies expense. These expenses were partially offset by a $54,000 increase in compensation expenses due to increased headcount and a $40,000 increase in occupancy costs resulting from the relocation of our engineering facility in India.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $162,000 increase in SG&A expenses in the second quarter of 2013 as compared to the second quarter of 2012 was primarily due to a $106,000 increase in compensation expenses for increased headcount and executive bonuses accrued; a $87,000 increase in occupancy costs due to increased rent; a $46,000 increase in equipment and supplies; a $43,000 increase in other employee costs; and a $21,000 increase in stock-based compensation expenses. These expenses were partially offset by a $73,000 decrease in outside services related to decreases in sales commissions.

Restructuring Costs

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The total associated charges for employee severance benefits under this restructuring plan was $213,000. The Company recorded an initial $7,000 restructuring liability in the first quarter of 2013 and an additional amount of $206,000 in the second quarter of 2013. During the second quarter of 2013, the Company paid $86,000 of the restructuring charges in employee severance benefits.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Change
	June 30, 2013	July 1, 2012	Amount	Percentage
Interest expense	$(20)	$(24)	$4	(17)%
Interest income and other, net	(52)	(50)	(2)	4%
	$(72)	$(74)	$2	(3)%

The decrease in interest expense was due primarily to the decrease in our average debt obligation to $340,000 in the second quarter of 2013 from $837,000 in the second quarter of 2012. The change in interest income and other, net, was due primarily to foreign exchange fluctuations in the second quarter of 2013 as compared to the second quarter of 2012.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 (in thousands, except percentage data):

	Three Months Ended		Change
	June 30, 2013	July 1, 2012	Amount	Percentage
Provision for (benefit from) income taxes	$330	$6	$324	5400%

The income tax provision for the second quarter of 2013 includes (i) income taxes from our foreign operations which are cost-plus entities; and (ii) a charge of $273,000 relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz, previously recorded as a component of accumulated other comprehensive income, or AOCI. The income tax expense for the second quarter of 2012 was primarily from our foreign operations.

As of the end of the second quarter of 2013, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended June 30, 2013 and July 1, 2012

Revenue

The table below sets forth the changes in revenue for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,035	50%	$3,357	41%	$678	20%
Mature products	4,108	50%	4,844	59%	(736)	(15)%
Total revenue	$8,143	100%	$8,201	100%	$(58)	(1)%

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

The increase in new product revenue was primarily driven by shipments of our ArcticLink III VX device to Samsung. Revenue generated from Samsung accounted for 59% of the new product revenue and 29% of the total revenue. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue, through the pursuit of high volume sales opportunities in the consumer market segment and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$8,143	100%	$8,201	100%	$(58)	(1)%
Cost of revenue	5,173	64%	4,397	54%	776	18%
Gross Profit	$2,970	36%	$3,804	46%	$(834)	(22)%

The $834,000 decrease in gross profit in the first six months of 2013 as compared to the first six months of 2012 was mainly due to the mix of customers and products shipped. The inventory reserve was $249,000 and $428,000 in the first six months of 2013 and 2012, respectively. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $337,000 and $321,000 in the first six months of 2013 and 2012, respectively.

Operating Expenses

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The table below sets forth the changes in operating expenses for the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2013		July 1, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,850	47%	$5,254	64%	$(1,404)	(27)%
SG&A expense	5,441	67%	5,446	66%	(5)	—%
Restructuring costs	213	3%	—	—%	213	—%
Total operating expenses	$9,504	117%	$10,700	130%	$(1,196)	(11)%

Research and Development

The $1.4 million decrease in R&D expenses in the first six months of 2013 as compared to the first six months of 2012 was attributable primarily to a $1.5 million decrease in third party chip design costs and a $283,000 decrease in equipment and supplies expense. These costs were partially offset by an increase of $317,000 in compensation expenses due to increased headcount and a $48,000 increase in occupancy costs resulting from the relocation of our engineering facility in India.

Selling, General and Administrative Expense

The $5,000 decrease in SG&A expenses in the first six months of 2013 as compared to the first six months of 2012 was primarily due to a $200,000 decrease in outside services as a result of decreases in sales commissions and consulting expenses and a $107,000 decrease in stock-based compensation expenses. These decreases were offset by a $148,000 increase in compensation expenses due to executive bonus accrual; a $118,000 increase in equipment and supplies expenses; and a net $35,000 increase in occupancy costs due to increased rent.

Restructuring Costs

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The total associated charges for employee severance benefits under this restructuring plan was $213,000. The Company recorded an initial $7,000 restructuring liability in the first quarter of 2013 and an additional amount of $206,000 in the second quarter of 2013. As of June 30, 2013, the Company has made payments of $86,000 for the associated restructuring charges for employee severance benefits.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the six months ended June 30, 2013, as compared to the six months ended July 1, 2012 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30, 2013	July 1, 2012	Amount	Percentage
Interest expense	$(29)	$(37)	$8	(22)%
Interest income and other, net	(56)	(63)	7	(11)%
	$(85)	$(100)	$15	(15)%

The decrease in interest expense was due primarily to the decrease in our average debt obligation to $366,000 in the first six months of 2013 from $522,000 in the first six months of 2012. The change in interest income and other, net was due primarily to the foreign exchange losses in the first six months of 2013 as compared to the first six months of 2012.

Provision for (Benefit from) Income Taxes

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The table below sets forth the changes in provision for income taxes from the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30, 2013	July 1, 2012	Amount	Percentage
Provision for (Benefit from) Income Taxes	$387	(39)	$426	(1092)%

The provision for (benefit from) income taxes for the first six months of 2013 and 2012 were primarily for our foreign operations which are cost-plus entities. Included within the provision for income taxes for the first six months of 2013 was a charge of $273,000 relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz, previously recorded as a component of AOCI.

As of the end of the first six months of 2013, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, and cash flows from operations. As of June 30, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $17.8 million and available credit under our revolving line of credit with Silicon Valley Bank of $6.0 million which expires on June 27, 2014. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: the prime rate plus the prime rate margin, or the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of June 30, 2013, there were no borrowings against the line of credit.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $305,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). During the second quarter of 2013, we sold our remaining 42,970 shares of TowerJazz shares for cash proceeds of $265,000.

Cash balances held at our foreign subsidiaries were approximately $535,000 and $461,000 at June 30, 2013 and December 30, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $5.3 million in the first six months of 2013. The cash used for operating activities resulted from changes in working capital offset by a net loss of $6.8 million which included $1.7 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $737,000, depreciation and amortization of $632,000, tax effect on other comprehensive income of $273,000, a gain on the sale of TowerJazz shares of $181,000, and a write-down of inventory of $249,000. In addition, changes in working capital provided cash of $171,000 in the first six months of 2013.

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

Net cash from investing activities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash provided by investing activities for the first six months of 2013 was $182,000, which was primarily from the sale of TowerJazz stock offset by cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $1.4 million during the remainder of fiscal year 2013.

Net cash used by investing activities for the first six months of 2012 was $265,000, resulting primarily from purchases of capital expenditures to acquire manufacturing equipment.

 Net cash from financing activities

Net cash provided by financing activities was $276,000 for the first six months of 2013, derived from $72,000 of scheduled payments under the terms of our capital lease obligations, offset by $348,000 in proceeds related to the issuance of common shares to employees under our equity plans.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,267	$902	$1,365	$—
Wafer purchases (1)	4,529	4,529	—	—
Other purchase commitments	1,872	1,872	—	—
Total contractual cash obligations	8,668	7,303	1,365	—
Other commercial commitments (2):
Revolving line of credit	—	—	—	—
Capital lease obligations (3)	305	224	81	—
Total commercial commitments	305	224	81	—
Total contractual obligations and commercial commitments (4)	$8,973	$7,527	$1,446	$—
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $4.5 million include firm purchase commitments as of June 30, 2013.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of June 30, 2013.

(3)	For a detailed explanation, see Note 6 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $79,000 as of June 30, 2013. See Note 12 of the Condensed Unaudited Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Condensed Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and expected effects on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2013 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 16% of total operating expenses for the first six months of 2013 and 2012, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $206,000 in the first six months of 2013.

Equity Price Risk

Our prior exposure to equity price risk for changes in market value related primarily to our investment in TowerJazz which we liquidated during the second quarter of 2013. Therefore, there will be no equity price risk exposures or the management of such exposures going forward.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1A. Risk Factors

Our 2012 Annual Report on Form 10-K for the year ended December 30, 2012, filed with the SEC on March 8, 2013, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A. The information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Risk Factors

Currently we depend on Samsung for a significant portion of our revenue and the loss of or reduction in orders from Samsung could adversely affect our revenue and harm our business, financial condition, operating results and cash flows.

During our second quarter ended June 30, 2013, Samsung accounted for 46% of our total revenue. In the future, Samsung may purchase fewer of our products, modify the terms on which they purchase our products or decide not to continue to purchase our products. Samsung is not required to continue to purchase our products and if we fail to continue to make design wins with Samsung, our future revenue and profitability may be adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
10.36(1)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 9.01) filed on June 18, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	August 6, 2013	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.36(1)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 9.01) filed on June 18, 2013.