Form 10-Q
period 2013-09-29
QUICKLOGIC CORPORATION
filed 2013-11-05
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of October 31, 2013, the registrant had outstanding 44,788,297 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
September 29, 2013

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue	$9,066	$3,657	$17,209	$11,858
Cost of revenue	6,037	1,916	11,210	6,313
Gross profit	3,029	1,741	5,999	5,545
Operating expenses:
Research and development	2,052	1,865	5,902	7,119
Selling, general and administrative	3,207	2,658	8,648	8,104
Restructuring costs (credits)	(32)	—	181	—
Income (loss) from operations	(2,198)	(2,782)	(8,732)	(9,678)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	181	—
Interest expense	(8)	(12)	(37)	(49)
Interest income and other expense, net	(74)	18	(130)	(45)
Income (loss) before income taxes	(2,280)	(2,776)	(8,718)	(9,772)
Provision for (benefit from) income taxes	(18)	22	369	(17)
Net income (loss)	$(2,262)	$(2,798)	$(9,087)	$(9,755)
Net Income (loss) per share:
Basic	$(0.05)	$(0.06)	$(0.20)	$(0.24)
Diluted	$(0.05)	$(0.06)	$(0.20)	$(0.24)
Weighted average shares:
Basic	44,761	44,122	44,640	40,975
Diluted	44,761	44,122	44,640	40,975

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$(2,262)	$(2,798)	$(9,087)	$(9,755)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	—	(52)	11	(89)
Total comprehensive income (loss)	$(2,262)	$(2,850)	$(9,076)	$(9,844)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$14,871	$22,578
Short-term investment in TowerJazz Semiconductor Ltd.	—	345
Accounts receivable, net of allowances for doubtful accounts of $0 and $20, respectively	4,995	1,242
Inventories	2,851	3,028
Other current assets	672	986
Total current assets	23,389	28,179
Property and equipment, net	3,007	2,659
Other assets	238	186
TOTAL ASSETS	$26,634	$31,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,000	$—
Trade payables	3,087	1,965
Accrued liabilities	2,606	1,214
Current portion of capital lease obligations	194	160
Total current liabilities	6,887	3,339
Long-term liabilities:
Capital lease obligations, less current portion	—	266
Other long-term liabilities	114	141
Total liabilities	7,001	3,746
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 44,780 and 44,506 shares issued and outstanding, respectively	45	45
Additional paid-in capital	205,075	204,797
Accumulated other comprehensive income (loss)	—	(11)
Accumulated deficit	(185,487)	(177,553)
Total stockholders' equity	19,633	27,278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,634	$31,024

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(9,087)	$(9,755)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	952	907
Stock-based compensation	1,067	1,419
Write-down of inventories	379	428
Gain on sale of TowerJazz Semiconductor Ltd. Shares	(181)	—
(Gains) losses on disposal of equipment	27	—
Write-off of equipment	3	25
Tax effect on other comprehensive income	273	(63)
Allowance for doubtful accounts	(20)	10
Changes in operating assets and liabilities:
Accounts receivable	(3,733)	240
Inventories	(202)	820
Other assets	350	(68)
Trade payables	862	(1,296)
Accrued liabilities	1,396	714
Other long-term liabilities	(27)	(1)
Net cash provided by (used for) operating activities	(7,941)	(6,620)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,207)	(814)
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	265	—
Net cash provided by (used for) investing activities	(942)	(814)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(182)	(311)
Stock issuance cost	(70)	—
Proceeds from debt obligations	1,000	—
Net proceeds from issuance of common stock	428	12,490
Net cash provided by (used for) financing activities	1,176	12,179
Net increase (decrease) in cash and cash equivalents	(7,707)	4,745
Cash and cash equivalents at beginning of period	22,578	20,203
Cash and cash equivalents at end of period	$14,871	$24,948

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$194	$721
Purchase of equipment included in accounts payable	$123	$1

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2012. Operating results for the nine months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's third fiscal quarter for 2013 and for 2012 ended on Sunday, September 29, 2013 and September 30, 2012, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of September 29, 2013, the Company's principal sources of liquidity consisted of cash and cash equivalents of $14.9 million and of $5.0 million in available credit under a revolving line of credit facility with Silicon Valley Bank, which expires June 27, 2014.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Over the longer term, based on current expectations regarding revenue growth and margin improvement, the Company believes that its existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to sell additional shares to capital markets will be sufficient to satisfy its operations and capital expenditures.

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on its ArcticLink® and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

For the nine months ended September 29, 2013, the Company generated 49% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 13 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the nine months ended September 29, 2013, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 30, 2012. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the Securities Exchange Commission, or SEC, on March 8, 2013.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance became effective for the Company beginning December 15, 2012. The Company adopted this guidance prospectively in its interim period ended March 31, 2013 (see Note 11).

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company will adopt the new guidance in its interim period ending March 30, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for the Company beginning after December 15, 2013. Other than the change in presentation within the Consolidated Balance Sheet, this new guidance will not have an impact on the consolidated financial statements.

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

The following shares were not included in the calculation of diluted net income (loss) per share for the third quarter of 2013 and 2012: (i) 7.3 million and 7.5 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million shares of common stock for each period. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Investment in TowerJazz Semiconductor Ltd.

During the second quarter of fiscal year 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000.

Note 5 — Balance Sheet Components

	As of
	September 29, 2013	December 30, 2012
	(in thousands)
Inventories:
Raw materials	$20	$32
Work-in-process	703	2,599
Finished goods	2,128	397
	$2,851	$3,028
Other current assets:
Prepaid expenses	$589	$954
Other	83	32
	$672	$986
Property and equipment:
Equipment	$13,528	$12,803
Software	3,260	5,682
Furniture and fixtures	710	746
Leasehold improvements	638	658
	18,136	19,889
Accumulated depreciation and amortization	(15,129)	(17,230)
	$3,007	$2,659

Accrued liabilities:
Employee related accruals	$1,955	$1,035
Other	651	179
	$2,606	$1,214

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Obligations

	As of
	September 29, 2013	December 30, 2012
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$—
Capital leases	194	426
	1,194	426
Current portion of debt and capital lease obligations	(1,194)	(160)
Long term portion of debt and capital lease obligations	$—	$266

Revolving Line of Credit

In June 2013, the Company entered into the Ninth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. During the third quarter of 2013, the Company borrowed $1.0 million of revolving debt with an interest rate of 3.75%.

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

Capital Leases

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of September 29, 2013, there was no balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three-year period. As of September 29, 2013, $160,000 was outstanding under the capital lease, all of which was classified as a current liability.

In December 2011, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,125 through November 2013, for a total of $273,000. As of September 29, 2013, $34,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of September 29, 2013 and December 30, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of September 29, 2013				As of December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$12,811	$12,811	$—	$—	$21,907	21,907	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	—	—	—	—	345	345	—	—
Total assets	$12,811	$12,811	$—	$—	$22,252	$22,252	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of September 29, 2013 and December 30, 2012.

(2)	In June 2013, the Company sold all of its 42,970 remaining shares of TowerJazz marketable securities for a gain of $181,000 and cash proceeds of $265,000.

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

Issuance of Common Stock

In June 2012, the Company issued an aggregate of 5,122,000 shares of common stock and warrants to purchase up to an aggregate of 2,304,900 shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.45 of a share of common stock at a price of $2.50 per Unit. The Company received total net proceeds from the offering of $11.9 million, net of underwriting discounts and other offering expenses of $929,000.

The warrants are exercisable any time for a period of 60 months from the date of issuance on June 6, 2012 and are exercisable at a price of $2.98 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.97 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 0.89%, expected volatility of 62.18% and expected dividend of zero.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Employee Stock Plans

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and nonqualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan, which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan. As of September 29, 2013, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards, among other things, that are cancelled, forfeited or repurchased under the 1999 Plan become available for re-grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The Company has reserved 2.3 million shares for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). Prior to each offering period, the 2009 ESPP permits the Board of Directors to determine whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 10 — Stock-Based Compensation

The Company's equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The Company provides stock-based incentive compensation, or awards, to eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and stock bonus units. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the program have a maximum contractual term of ten years.

The stock-based compensation expense included in the Company's consolidated financial statements for the nine months ended September 29, 2013 and September 30, 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$24	$69	$76	$140
Research and development	74	147	286	339
Selling, general and administrative	232	385	705	940
Total costs and expenses	$330	$601	$1,067	$1,419

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected term (years)	4.92	4.92	6.08	5.58
Risk-free interest rate	1.51%	0.67%	1.19%	0.89%
Expected volatility	62.62%	65.56%	60.53%	62.59%
Expected dividend yield	—	—	—	—

The weighted average estimated fair value for options granted during the third quarter of 2013 and 2012 were $1.39 and $1.17 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2013 and 2012 were $1.30 and $1.50, respectively. As of September 29, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.4 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.08 years.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the first nine months of 2013:

Shares Available for Grant
(in thousands)
Balance at December 30, 2012	2,920
Options granted	(103)
Options forfeited or expired	265
RSUs granted	(20)
PRSUs forfeited or expired	25
Balance at September 29, 2013	3,087

Stock Options

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2012	6,960	$2.55
Granted	103	2.33
Forfeited or expired	(265)	2.65
Exercised	(64)	1.70
Balance outstanding at September 29, 2013	6,734	$2.55	5.61	$2,440
Exercisable at September 29, 2013	5,506	$2.53	5.02	$2,264
Vested and expected to vest at September 29, 2013	6,541	$2.55	5.52	$2,407

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $2.60 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2013 and 2012 was $46,000 and $338,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2013 and 2012 was approximately $108,000 and $660,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $260,000 and $850,000 for the third quarter and first nine months of 2013, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $11,000 and $11,000, respectively, for the third quarter of 2013. As of September 29, 2013, there was $18,000 in unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended September 29, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 29, 2013 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2012	40	$2.30
Granted	20	2.33
Vested	(18)	2.42
Forfeited	(25)	—
Nonvested at September 29, 2013	17	$2.26

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

to the Company's 2009 ESPP during the third quarter of 2013 and 2012 was $0.59 and $1.15 per right, respectively.

As of September 29, 2013, 1.3 million shares remained available for issuance under the 2009 ESPP. For the third quarter of 2013, the Company recorded compensation expense related to the 2009 ESPP of $48,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected term (months)	6.08	6.08	6.08	6.08
Risk-free interest rate	0.09%	0.14%	0.09%	0.14%
Volatility	39.03%	67.93%	39.03%	67.93%
Dividend yield	—	—	—	—

As of September 29, 2013, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $25,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 11 — Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 29, 2013:

Change in unrealized gains on available for sale securities
(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 30, 2012	$(11)
Other comprehensive income (loss) before reclassifications	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	88
Net change in other comprehensive income (loss)	11
Accumulated other comprehensive income (loss), net of tax, as of September 29, 2013	$—

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(in thousands)
Available-for-sale investments	$(185)	Realized gain from sale of TowerJazz marketable securities
	273	Tax benefit on unrealized gain on TowerJazz marketable securities
Amounts reclassified from accumulated other comprehensive income (loss)	$88

Note 12 — Income Taxes

In the third quarter of 2013 and 2012, the Company recorded a net income tax benefit of $18,000 and a net income tax expense of $22,000, respectively. The income tax benefit and the income tax provision for the third quarter of 2013 and 2012

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

resulted primarily from a reversal of a foreign tax accrual and its foreign operations which are cost-plus entities.

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

The Company had approximately $76,000 and $79,000 of unrecognized tax benefits at September 29, 2013 and December 30, 2012, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2013, the Company had approximately $39,000 of accrued interest and penalties related to uncertain tax positions.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue by product line (1):
New products	$7,139	$1,558	$11,174	$4,915
Mature products	1,927	2,099	6,035	6,943
Total revenue	$9,066	$3,657	$17,209	$11,858

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

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue by geography:
South Korea	$6,135	$17	$8,540	$43
United States	981	1,307	2,944	3,796
Japan	427	848	1,539	2,657
China	336	267	838	1,626
Malaysia	553	411	1,584	1,363
Europe	574	727	1,362	1,805
Rest of North America	44	65	348	221
Rest of Asia Pacific	16	15	54	347
Total revenue	$9,066	$3,657	$17,209	$11,858

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

presented:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Distributor “A”	15%	28%	20%	27%
Distributor "B"	*	10%	*	*
Distributor “C”	*	22%	*	20%
Distributor “D”	*	*	*	13%
Customer “B”	*	12%	10%	14%
Customer “F”	*	13%	*	11%
Customer "G"	68%	*	49%	*

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 29, 2013	December 30, 2012
Distributor “A”	16%	35%
Distributor “B”	*	14%
Customer "G"	76%	*
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of September 29, 2013, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 14 — Restructuring Charges

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The total associated charges for employee severance benefits under this restructuring plan were $213,000. The Company recorded a $213,000 restructuring liability during the first nine months of 2013 and released $32,000 of its restructuring accrual in the third quarter of 2013. As of September 29, 2013, the Company has paid $181,000 of the restructuring charges in employee severance benefits. The restructuring liabilities were included in the "Accrued Liabilities" line item in its consolidated balance sheets, and the activities affecting the liabilities as of September 29, 2013 are summarized as follows:

Restructuring Liabilities
(in thousands)
Balance at December 30, 2012	$—
Net expense	181
Payments	(181)
Balance at September 29, 2013	$—

Note 15 — Commitments and Contingencies

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 29, 2013 and December 30, 2012, the Company had $8.5 million and $621,000, respectively, of outstanding commitments for the purchase of wafer

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

inventory.

The Company has obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of September 29, 2013, total outstanding purchase obligations were $609,000, which are primarily due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2015. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarters of 2013 and 2012 were approximately $234,000 and $120,000, respectively. Total rent expense, net of sublease income, for the first nine months of 2013 and 2012 were approximately $726,000 and $370,000, respectively.

As of September 29, 2013, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2013 (remaining 3 months)	$224
2014	905
2015	862
2016 and thereafter	59
$2,050

Note 16 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved: without costly litigation; in a manner that is not adverse to the Company's financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit.

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

Overview

We develop and market low-power customizable semiconductor solutions that enable customers to add new differentiated features, extend battery life and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Tablets, Smartphones and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display & Visual Enhancement, Smart Connectivity and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs that have been developed and that are available to customers include our Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; Flexible Fusion Engine, or FFE; Sensor Manager; Communication Manager; Camera Interface, or CAMIF; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, MDDI Client with PHY; High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split and Frame Recyclers; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We also work with mobile processor manufacturers in the development of reference designs or “Catalog” CSSPs. Through reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served available market for their processors. Furthermore, should a CSSP development for a processor manufacturer be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The first such Catalog CSSP was developed in conjunction with Texas Instruments Incorporated, and introduced to the market during the second half of 2012. We are placing a greater emphasis on developing and marketing Catalog CSSPs in the future.

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

During the third quarter of 2013, we generated total revenue of $9.1 million which represents an increase of 77% over the prior quarter and an increase of 148% from the third quarter of 2012. Our new product revenue increased to $7.1 million, up 131% sequentially and up 358% year over year. The increase in new product revenue was primarily due to shipments of our ArcticLink III solution platform to Samsung. Revenue generated from Samsung accounted for 86% of our new product revenue and 68% of our total revenue. During the quarter, new products were shipped into the Tablet, Smartphone and the Mobile Enterprise markets. Our mature product revenue was $1.9 million, down 5% sequentially and down 8% year over year. Since we introduced CSSPs to the market in early 2007, we have devoted substantially all of our development, sales and marketing efforts on our new solution platforms, PSBs and CSSPs. We expect our revenue from mature products to continue to decline over time. Overall, we reported a net loss of $2.3 million for the third quarter of 2013.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	September 29, 2013	September 30, 2012
Revenue	100.0%	100.0%
Cost of revenue	66.6%	52.4%
Gross profit	33.4%	47.6%
Operating expenses:
Research and development	22.6%	51.0%
Selling, general and administrative	35.4%	72.7%
Restructuring costs	(0.4)%	—%
Income (loss) from operations	(24.2)%	(76.1)%

Interest expense	(0.1)%	(0.3)%
Interest income and other expense, net	(0.8)%	0.5%
Income (loss) before income taxes	(25.1)%	(75.9)%
Provision for (benefit from) income taxes	(0.2)%	0.6%
Net Income (loss)	(24.9)%	(76.5)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended September 29, 2013 and September 30, 2012

Revenue

The table below sets forth the changes in revenue for the three months ended September 29, 2013, as compared to the three months ended September 30, 2012 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$7,139	79%	$1,558	43%	$5,581	358%
Mature products	1,927	21%	2,099	57%	(172)	(8)%
Total revenue	$9,066	100%	$3,657	100%	$5,409	148%
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

The increase in new product revenue was primarily due to shipments to Samsung which has designed our ArcticLink III VX into a new tablet platform. Revenue generated from Samsung accounted for 86% of the new product revenue and 68% of total revenue in the third quarter of 2013. The decrease in mature product revenue is due primarily to reduced orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$9,066	100%	$3,657	100%	$5,409	148%
Cost of revenue	6,037	67%	1,916	52%	4,121	215%
Gross Profit	$3,029	33%	$1,741	48%	$1,288	74%

The $1.3 million increase in gross profit in the third quarter of 2013 as compared to the third quarter of 2012 was mainly due to the increase in revenue, partially offset by the increase in inventory reserve of $130,000 and the increase in royalties of $231,000 in the third quarter of 2013. The decline in the gross margin percentage is due to the large concentration of our revenue from Samsung in the tablet market segment which is characterized by intense price competition and lower margins.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 29, 2013, as compared to the three months ended September 30, 2012 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,052	23%	$1,865	51%	$187	10%
SG&A expense	3,207	35%	2,658	73%	549	21%
Restructuring credits	(32)	—%	—	—%	(32)	—%
Total operating expenses	$5,227	58%	$4,523	124%	$704	16%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $187,000 increase in R&D expenses in the third quarter of 2013, as compared to the third quarter of 2012, was attributable primarily to a $217,000 increase in equipment and supplies and a $70,000 increase in compensation expenses. These expenses were partially offset by a $98,000 decrease in third party chip design costs.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $549,000 increase in SG&A expenses in the third quarter of 2013, as compared to the third quarter of 2012, was primarily due to a $472,000 increase in compensation expenses due to increased headcount and accrued executive bonuses; a $140,000 increase in outside services related to sales commissions; and a $140,000 increase in occupancy costs. These expenses were partially offset by a $153,000 decrease in stock-based compensation expenses.

Restructuring Costs

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The net charges for employee severance benefits under this restructuring plan was $181,000 as of September 29, 2013.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29, 2013	September 30, 2012	Amount	Percentage
Interest expense	$(8)	$(12)	$4	(33)%
Interest income and other expense, net	(74)	18	(92)	(511)%
	$(82)	$6	$(88)	(1467)%

The decrease in interest expense was due primarily to the reduction in interest accrued for leased design software tools in the third quarter of 2013 as compared to the third quarter of 2012. The change in interest income and other expense, net, was due primarily to foreign exchange fluctuations in the third quarter of 2013 as compared to the third quarter of 2012.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29, 2013	September 30, 2012	Amount	Percentage
Provision for (Benefit from) income taxes	$(18)	$22	$(40)	(182)%

The income tax benefit for the third quarter of 2013 resulted from a reversal of a foreign tax accrual. The income tax provision for the third quarter of 2012 was primarily from our foreign operations which are cost-plus entities.

As of the end of the third quarter of 2013, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended September 29, 2013 and September 30, 2012

Revenue

The table below sets forth the changes in revenue for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$11,174	65%	$4,915	41%	$6,259	127%
Mature products	6,035	35%	6,943	59%	(908)	(13)%
Total revenue	$17,209	100%	$11,858	100%	$5,351	45%

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

The increase in new product revenue was primarily driven by shipments of our ArcticLink III VX device to Samsung. Revenue generated from Samsung accounted for 76% of the new product revenue and 49% of the total revenue. The decrease in mature product revenue is due primarily to low bookings from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high-volume sales opportunities in the consumer market segment and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large-volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$17,209	100%	$11,858	100%	$5,351	45%
Cost of revenue	11,210	65%	6,313	53%	4,897	78%
Gross Profit	$5,999	35%	$5,545	47%	$454	8%

The $454,000 increase in gross profit in the first nine months of 2013 as compared to the first nine months of 2012 was mainly due to the increase in revenue, partially offset by the increase in royalty accruals of $278,000 in the first nine months of 2013. The decline in the gross margin percentage is due to the large concentration of our revenue from Samsung in the tablet market segment which is characterized by intense price competition and lower margins.

Operating Expenses

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The table below sets forth the changes in operating expenses for the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2013		September 30, 2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$5,902	34%	$7,119	60%	$(1,217)	(17)%
SG&A expense	8,648	50%	8,104	68%	544	7%
Restructuring costs	181	1%	—	—%	181	—%
Total operating expenses	$14,731	85%	$15,223	128%	$(492)	(3)%

Research and Development

The $1.2 million decrease in R&D expenses in the first nine months of 2013 as compared to the first nine months of 2012 was attributable primarily to a $1.6 million decrease in third party chip design costs and a $65,000 decrease in equipment and supplies expense. These costs were partially offset by an increase of $341,000 in compensation expenses due to increased headcount and a $69,000 increase in occupancy costs resulting from the relocation of our engineering facility in India.

Selling, General and Administrative Expense

The $544,000 increase in SG&A expenses in the first nine months of 2013 as compared to the first nine months of 2012 was primarily due to a $595,000 increase in compensation expenses related to accrued executive bonuses and an increase in sales headcount; a $352,000 increase in occupancy costs; and a $183,000 increase in equipment and supplies. These increases were offset by a $235,000 decrease in stock-based compensation expenses and $60,000 in outside service costs.

Restructuring Costs

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The net charges for employee severance benefits under this restructuring plan was $181,000 as of September 29, 2013.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended September 29, 2013, as compared to the nine months ended September 30, 2012 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 29, 2013	September 30, 2012	Amount	Percentage
Interest expense	$(37)	$(49)	$12	(24)%
Interest income and other expense, net	(130)	(45)	(85)	189%
	$(167)	$(94)	$(73)	78%

The decrease in interest expense was due primarily to the reduction in interest accrued for leased design software tools in the first nine months of 2013 compared to the first nine months of 2012. The change in interest income and other expense, net was due primarily to foreign exchange losses in the first nine months of 2013 as compared to the first nine months of 2012.

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in provision for income taxes from the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Nine Months Ended		Change
	September 29, 2013	September 30, 2012	Amount	Percentage
Provision for (Benefit from) Income Taxes	$369	(17)	$386	(2271)%

The provision for (benefit from) income taxes for the first nine months of 2013 and 2012 were primarily for our foreign operations which are cost-plus entities. Included within the provision for income taxes for the first nine months of 2013 was a reversal of $273,000 tax benefit relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz, previously recorded as a component of AOCI.

As of the end of the first nine months of 2013, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related US tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of September 29, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $14.9 million and available credit under our revolving line of credit facility with Silicon Valley Bank of $5.0 million which expires on June 27, 2014. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: the prime rate plus the prime rate margin, or the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of September 29, 2013, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.75%.

We currently use cash to fund capital expenditures and operating losses. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months.

Over the longer term, based on our current expectations regarding revenue growth and margin improvement, we believe that our existing cash and cash equivalents, together with financial resources generated from our revolving line of credit with Silicon Valley Bank and our ability to sell additional shares to capital markets, will be sufficient to satisfy our operations and capital expenditures.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $194,000 outstanding under capital leases (see Note 6 of the Condensed Unaudited Consolidated Financial Statements). During the second quarter of 2013, we sold our remaining 42,970 shares of TowerJazz shares for cash proceeds of $265,000.

Cash balances held at our foreign subsidiaries were approximately $505,000 and $461,000 at September 29, 2013 and December 30, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $7.9 million in the first nine months of 2013. The cash used for operating activities resulted from changes in working capital offset by a net loss of $9.1 million which included $2.5 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.1 million, depreciation and amortization of $952,000, tax effect on other comprehensive income of $273,000, a gain on the sale of TowerJazz shares of $181,000, and a write-down of inventory of $379,000. In addition, changes in working capital provided cash of $1.4 million in the first nine months of 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used for operating activities was $6.6 million in the first nine months of 2012. The cash used for operating activities was primarily derived from a net loss of $9.8 million, $2.7 million of net non-cash charges, and net changes in working capital, which provided cash of $409,000 in the first nine months of 2012. The non-cash charges consisted primarily of stock-based compensation of $1.4 million, depreciation and amortization of $907,000 and a write-down of inventory of $428,000.

Net cash from investing activities

Net cash used by investing activities for the first nine months of 2013 was $942,000, which was primarily from the sale of TowerJazz stock offset by cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $41,000 during the remainder of fiscal year 2013.

Net cash used by investing activities for the first nine months of 2012 was $814,000, which was primarily used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $1.2 million for the first nine months of 2013, derived from $1.0 million borrowed under a revolving debt facility with an interest rate of 3.75%, and $182,000 of scheduled payments under the terms of our capital lease obligations, offset by $428,000 in proceeds related to the issuance of common shares to employees under our equity plans. In addition, we had $70,000 in stock issuance costs related to filing of a shelf registration statement in the third quarter of 2013.

Net cash provided by financing activities was $12.2 million for the first nine months of 2012, resulting from $12.5 million in proceeds related to the issuance of common shares under the confidentially marketed underwritten offering and to employees under our equity plans, partially offset by $311,000 of scheduled payments under the terms of our capital lease obligations.

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility and our access to capital markets, will be sufficient to satisfy our operations and capital expenditures over the next twelve months. After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 29, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,050	$907	$1,143	$—
Wafer purchases (1)	8,486	8,486	—	—
Other purchase commitments	609	609	—	—
Total contractual cash obligations	11,145	10,002	1,143	—
Other commercial commitments (2):
Revolving line of credit	1,000	1,000	—	—
Capital lease obligations (3)	194	194	—	—
Total commercial commitments	1,194	1,194	—	—
Total contractual obligations and commercial commitments (4)	$12,339	$11,196	$1,143	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $8.5 million include firm purchase commitments as of September 29, 2013.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of September 29, 2013.

(3)	For a detailed explanation, see Note 6 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $76,000 as of September 29, 2013. See Note 12 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors and suppliers for wafer fabrication, assembly, programming and testing of our devices and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. These subcontract manufacturers produce products for other companies and we must place orders in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product. Our ability to respond to changes in demand is limited by our supplier's ability to provide products with the quantity, quality, cost and timeliness that we require. A supplier's decision not to provide these services to us or its inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2013 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 21% and 17% of total operating expenses for the first nine months of 2013 and 2012, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $303,000 in the first nine months of 2013.

Equity Price Risk

Our prior exposure to equity price risk for changes in market value related primarily to our investment in TowerJazz which we liquidated during the second quarter of 2013. Therefore, there will be no equity price risk exposures or the management of such exposures going forward.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 29, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During our third quarter ended September 29, 2013, Samsung accounted for 68% of our total revenue. In the future, Samsung may purchase fewer of our products, modify the terms on which they purchase our products or decide not to continue to purchase our products. Samsung is not required to continue to purchase our products and if we fail to continue to make design wins with Samsung, our future revenue and profitability may be adversely affected.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	November 5, 2013	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document