Form 10-K
period 2013-12-29
QUICKLOGIC CORPORATION
filed 2014-03-06
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, the Registrant's most recently completed second fiscal quarter, was $98,344,861 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At February 24, 2014, the Registrant had 54,891,083 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Item 9 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about April 24, 2014, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue; (ii) the commercial and technical success of our CSSPs and new products such as ArcticLink®, ArcticLink II, ArcticLink III, ArticLink 3S1, PolarPro®, PolarPro II and Polar Pro 3, and our successful introduction of products and CSSPs incorporating emerging technologies or standards; (iii)  our dependence on our relationships with our foundries each of which manufactures wafers for different types of products; (iv)  our dependence upon single suppliers to fabricate and assemble our products; (v) the liquidity required to support our future operating and capital requirements; (vi) our ability to accurately estimate quarterly revenue; (vii) our expectations about market and product trends; (viii) our future plans for partnerships and collaborations; and (ix) our ability to forecast demand for our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor solutions that enable customers to differentiate their products by adding new features, extending battery life, and improving the visual experience with their mobile, consumer and enterprise products. We are a fabless semiconductor company that designs, markets, and supports primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® III, ArcticLink II, ArcticLink, PolarPro® 3, PolarPro II, PolarPro, and Eclipse II (which comprise our new product category); our mature products include primarily pASIC® 3, QuickRAM® and QuickPCI, as well as royalty revenue, programming hardware and design software.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic, software drivers, and in some cases, firmware, and application software. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, or FFE, our Sensor Manager and Communications Manager technologies; to IP that improves multimedia content, such as our

Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO, and Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG; to IP that accelerates sideloading speeds in mobile devices. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing.

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

The majority of our CSSP solution platforms and our other product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink provides flexible energy-efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In October 2013, we announced a new, Static Random Access Memory (SRAM) reprogrammable logic technology. This SRAM technology offers ultra-low power consumption and is in-system reconfigurable, opening up new use cases that we can address with our CSSPs.

During 2009, our engineering teams developed multiple CSSPs using the PolarPro II platform for the 3G USB modem segment that entered into production during the fourth quarter of 2009 and accounted for a significant percentage of our revenue during 2010, 2011, and 2012.

In 2012 we introduced our third generation solution platform family, ArcticLink III VX, which embeds our VEE/DPO technologies as well as different combinations of LVDS and/or MIPI. ArcticLink III VX combines mixed signal physical layers and hard-wired logic on one device. We also introduced our fourth generation solution platform family, ArcticLink III BX. The BX family is identical to the VX family with the exception of the VEE/DPO technologies. The BX family was introduced to provide potential customers with the ability to adopt needed display bridge requirements while evaluating the benefits of our VEE/DPO technologies. Mixed signal capability supports the trend toward high-speed serial connectivity in the mobile applications where designers benefit from lower pin counts, simplified printed circuit boards, or PCBs, layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic per die area at the most power-efficient levels in a small form factor package.

In 2013, we introduced two new silicon platform families, both of which are based on our new SRAM reprogrammable logic technology. The first is PolarPro 3, an ultra-low power FPGA family that we intend to create CSSPs for the mobile market. The second is the ArcticLink 3S1 silicon platform family which is QuickLogic’s first family intended to implement sensor hub solutions. During the same timeframe, QuickLogic announced two Catalog CSSPs, a sensor data buffer solution from the PolarPro3 family, and an always-on, context aware sensor hub from the ArcticLink 3S1 family. Both of these Catalog solutions are intended to be used by the mobile market.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable logic. Our ArcticLink III solution platform is manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost effective for high volume applications.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, storage, networking or graphics components. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs.

In addition to competition in the semiconductor market, two other factors affect our future growth: (i) an expected increase in revenue should our CSSP strategy prove successful and (ii) an expected decline in revenue from mature products. CSSP revenue is included in our new product revenue. New products contributed 70% of total revenue for the year ended December 29, 2013. In order to maintain or grow our revenue from its current level, we depend upon increased revenue from our existing products, especially CSSPs, and the development and marketing of additional new products and solutions.

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

We believe these industry trends are shifting the demand among different classes of core silicon. The following are the three main classes of non-memory core silicon:

•
Application Specific Standard Products, or ASSPs, other than processors, are fixed function devices designed to address a relatively narrow set of applications. These devices typically integrate a number of common peripherals or functions and the functionality of these devices is fixed prior to wafer fabrication;

•
Programmable Logic Devices, or PLDs, are general purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of PLDs and are typically used to implement complex system functions; and

•
Application Specific Integrated Circuits, or ASICs, are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

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

Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life and development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, Original Equipment Manufacturers, or OEMs and Original Design Manufacturers, or ODMs, may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of conventional FPGAs is incompatible with their design goals. This effectively limits the average mobile system designer to ASSPs, small PLDs, and mobile-oriented FPGAs to create a virtual level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs with their long development cycles, long lead times and high non-recurring development costs are only used in very high volume mainstream consumer products.

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

Markets and Product Technology

We market CSSPs primarily to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink II and III VX and BX, ArcticLink, PolarPro 3, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, PSBs, custom logic, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design CSSPs and to integrate and test our CSSPs in our customers' products. A CSSP can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSP's function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs, or by offloading more processing tasks from the host processor to our CSSP. In some cases, we develop the PSBs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market CSSPs to OEMs and ODMs offering differentiated mobile products, and to processor vendors wishing to expand their served available market. Our target mobile markets include: Tablets, Smartphones, Wearable, Mobile Enterprise. Our solutions typically fall into one of three categories: Sensor Hubs, Display & Visual Enhancement or, Smart Connectivity.

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

Our product technology consists of four major elements:

First, our programmable logic allows us to hardware customize our platforms. We have two distinct types of programmable logic. We announced a new, SRAM-reprogrammable logic architecture that utilizes a standard CMOS-logic process to meet the specific needs of the sensor and I/O subsystems of mobile devices: very low standby power, low dynamic power, and in-system reprogrammable technology. We also have our ViaLink programmable logic that uses proprietary and patented technology to meet the specific smart connectivity needs of the RF, Memory and Display subsystems of mobile products: non-volatility and instant on, very low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

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

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Sensor Hub PSBs such as FFE, Sensor Manager, or Communications Manager

•	Display and Visual Enhancement PSBs such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;

•	Network PSBs such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs such as I2S, PCM, I2C, and general purpose interfaces.

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

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology, software drivers and firmware, and sensor algorithms to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect CSSPs to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines from the host processor to save power and extend system battery life. We intend to continue to define and implement compelling CSSPs for our target customers and partners.

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

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have international sales operations in China, Japan, Taiwan, South Korea, and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of sixteen distributors throughout Europe and Asia to support our international business.

We have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Our tier one customer, Samsung Electronics Co., Ltd. ("Samsung") represented 56% of revenue in 2013. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. Please see Note 13 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our existing competitors for CSSPs include: (i) suppliers of ASSPs; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs, (iv) suppliers of mobile-oriented FPGAs, and (v) suppliers of low power microcontrollers. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs.

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Conventional programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. Mobile-oriented FPGAs are beginning to be adopted by OEMs in the mobile product market, but offer very little in terms of hard logic blocks that may decrease power consumption or selling price to the OEM. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as a result of our programmable logic and how we intelligently architect our PSBs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing CSSPs. CSSPs combine our silicon platforms with PSBs, software drivers and other system software. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses in 2013, 2012, and 2011 were $8.4 million (32% of revenue), $8.7 million (59% of revenue), and $9.8 million (47% of revenue) respectively.

As of the end of 2013, our research and development staff consisted of 34 employees located in California, India, and Canada.

•
Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, as well as the algorithms and microcode to support our sensor hubs.

•	Our hardware group develops and verifies Proven System Blocks that can be programmed into our programmable logic and develops reference designs to showcase and verify our solutions.

•
Our software group develops the design libraries, interface routines and place and route software that allow our engineers to use third party design environments to develop designs that are incorporated into our programmable devices, and develops the design tools that support algorithm development for our sensor hubs.

•
Our platform engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro 3, or combined with standard functions in solution platforms such as ArcticLink II.

•
Our product engineering group oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

•	The Office of the CTO investigates future trends and requirements in order to define the next generation of solutions and platforms.

Manufacturing

We have close relationships with third party manufacturers for our wafer fabrication, package assembly, and testing requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to eSilicon Corporation, or eSilicon, TowerJazz, and Taiwan Semiconductor Manufacturing Company Limited, or TSMC. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers, and our PolarPro III and Sensor products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers. TowerJazz manufactures our ArcticLink, ArcticLink II, PolarPro, and PolarPro II products, using a six-layer metal, 0.18 micron CMOS process.  We outsource our product packaging primarily to Amkor Technology, Inc.  eSilicon produces our ArcticLink III VX and BX products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers at Global Foundries and packaging at STATS-ChipPAC. We purchase products from eSilicon, TowerJazz, and TSMC, on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of December 29, 2013, we had a total of 89 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 74 U.S. patents and have one pending application for an additional U.S. patent, Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 11 patents. Our issued patents expire between 2014 and 2028.

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

The following table sets forth certain information concerning our current executive officers and directors as of February 24, 2014:

Name	Age	Position
Andrew J. Pease	63	President and Chief Executive Officer; Director
Maxime Bouvat-Merlin	38	Vice President, Worldwide Engineering
Brian Faith	39	Vice President, Worldwide Sales and Marketing
Ralph S. Marimon	56	Vice President, Finance and Chief Financial Officer
Catriona Meney	52	Vice President, Human Resources and Development
Timothy Saxe	58	Senior Vice President and Chief Technology Officer
E. Thomas Hart	72	Chairman of the Board
Edgar D. Auslander	50	Director
Michael J. Callahan	78	Director
Michael R. Farese	67	Director
Arturo Krueger	74	Director
Christine Russell	64	Director
Gary H. Tauss	59	Director

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

Maxime Bouvat-Merlin joined QuickLogic in October 2013 to serve as our Vice President of Worldwide Engineering. From June 2012 to September 2013, Mr. Bouvat-Merlin was Director, product management for roadmap strategy and the Wi-Fi technology roadmap at Qualcomm-Atheros. From 2008 to 2012, Mr. Bouvat-Merlin held several senior technical leadership roles at Broadcom Corporation including, Director, technical program management office mobile application processor and Director, engineering power management unit. Prior experiences include multiple technical management roles at Texas Instruments in the OMAP and wireless business units. Mr. Bouvat-Merlin holds an M.S.E.E. degree in Micro-Electronics Sciences from ESINSA, Nice, France and a B.S.E.E. in Physics from Faculte de Luminy, Marseille, France.

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

ITEM 1A. RISK FACTORS

We currently depend on Samsung for a significant portion of our revenue and the loss of or reduction in orders from Samsung could adversely affect our revenue and harm our business, financial condition, operating results and cash flows.
During our fourth quarter and our fiscal year ended December 29, 2013, Samsung accounted for 69% and 56%, respectively, of our total revenue. In the future, Samsung may purchase fewer of our products, modify the terms on which they purchase our products or decide not to continue to purchase our products. Samsung is not required to continue to purchase our products and if we fail to continue to make design wins with Samsung, our future revenue and profitability may be adversely affected.
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
We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to grow our revenue from its current level, we depend upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, and the development of CSSPs, additional new products and solutions.

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

Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.
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
We depend upon eSilicon Corporation, TowerJazz and TSMC to manufacture our new products. The inability of any one of these companies to continue manufacture of our new products for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

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
Difficulties encountered during the complex semiconductor manufacturing process can render a substantial percentage of semiconductor devices nonfunctional. New manufacturing techniques or fluctuations in the manufacturing process may change the performance distribution and yield of our products. We have, in the past, experienced manufacturing runs that have contained substantially reduced or no functioning devices, or that generated devices with below normal performance characteristics. Our reliance on third party suppliers may extend the period of time required to analyze and correct these problems. Once corrected, our customers may be required to redesign or re-qualify their products. As a result, we may incur substantially higher manufacturing costs, shortages of inventories or reduced customer demand.
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
We have a history of losses having recorded a net loss in 2013 and in 2012. Although we achieved profitability in 2010, we cannot predict when we may return to profitability.
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

Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, low power FPGAs, low power microcontrollers, and suppliers of ASICs.

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs and/or a widely accepted feature of our CSSPs could be integrated into a competitor's ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based CSSPs. We face competition from low power microcontroller companies.  While microcontrollers cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.”
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
We are listed on the Nasdaq Global Market and our securities could be delisted in the future if we do not meet the specific listing requirements the Nasdaq Global Market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2015. We lease a 7,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through

June 2016. We also lease office space in Shanghai, China; London, England; Tokyo, Japan; Seongnam City, South Korea; and Taipei, Taiwan. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third-party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 29, 2013:
Fourth Quarter (through December 29, 2013)	$3.94	$2.54
Third Quarter (through September 29, 2013)	$2.90	$2.17
Second Quarter (through June 30, 2013)	$2.60	$2.20
First Quarter (through March 31, 2013)	$2.62	$2.06
Fiscal Year Ending December 30, 2012:
Fourth Quarter (through December 30, 2012)	$3.00	$1.88
Third Quarter (through September 30, 2012)	$3.22	$2.06
Second Quarter (through July 1, 2012)	$3.58	$2.03
First Quarter (through April 1, 2012)	$3.13	$2.43

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $5.15 per share on February 24, 2014. As of February 24, 2014, there were 54,891,083 shares of common stock outstanding that were held of record by 195 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Shelf Registration

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. Our shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds of $23.1 million, net of underwriter's commission and other offering expenses of $2.2 million.

On June 1, 2012, the Company filed a registration statement on Form S-3 MEF to increase the amount of securities that may be sold under the shelf registration statement by $3.4 million.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2008 to December 29, 2013 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2008 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 29, 2013.

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

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2013	2012	2011	2010	2009
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$26,072	$14,944	$20,969	$26,199	$15,074
Cost of revenue	17,305	7,878	8,517	9,609	7,715
Long-lived asset impairment(1)	—	—	—	—	150
Gross profit	8,767	7,066	12,452	16,590	7,209
Operating expenses:
Research and development	8,375	8,743	9,836	7,458	6,203
Selling, general and administrative	12,002	10,481	9,965	10,073	10,617
Restructuring costs(2)	181	—	—	—	59
Income (loss) from operations	(11,791)	(12,158)	(7,349)	(941)	(9,670)
Gain on sale of TowerJazz Semiconductor Ltd. shares (3)	181	—	—	993	—
Interest expense	(54)	(61)	(36)	(67)	(93)
Interest income and other expense, net	(157)	(77)	(159)	(46)	(54)
Income (loss) before income taxes	(11,821)	(12,296)	(7,544)	(61)	(9,817)
Provision for (benefit from) income taxes	455	18	50	(184)	(63)
Net income (loss)	$(12,276)	$(12,314)	$(7,594)	$123	$(9,754)
Net income (loss) per share:
Basic	$(0.27)	$(0.29)	$(0.21)	$—	$(0.32)
Diluted	$(0.27)	$(0.29)	$(0.21)	$—	$(0.32)
Weighted average shares:
Basic	45,762	41,831	36,792	35,729	30,739
Diluted	45,762	41,831	36,792	39,038	30,739

	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,406	$22,578	$20,203	$21,956	$18,195
Working capital	$37,801	$24,840	$22,840	$26,933	$18,097
Total assets	$49,126	$31,024	$28,963	$33,628	$27,601
Long-term obligations, excluding current portion	$133	$266	$146	$—	$264
Total stockholders' equity	$40,598	$27,278	$24,938	$29,313	$21,259
__________________________

(1)	Long-lived asset impairment in 2009 consisted of a $150,000 non-cash charge relating to the write-down of the carrying value of the TowerJazz prepaid wafer credit.

(2)
Restructuring costs of $181,000 in 2013 were related to the Company's effort to consolidate and streamline its engineering organization. The restructuring cost of $59,000 in 2009 consisted of additional severance benefits relating to the restructuring costs that occurred in the second quarter of 2008.

(3)
During the first quarter of 2010, the Company sold 700,000 of TowerJazz ordinary shares which resulted in a gain of $993,000. During the second quarter of 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares which reflect the 1-to-15 reverse stock split. This sale resulted in a gain of $181,000.

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

Overview

We develop and market low-power customizable semiconductor solutions that enable customers to differentiate their products by adding new differentiated features, extending battery life in, and improving their visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Tablets, Smartphones, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three categories: Sensor Hubs, Display and Visual Enhancement, and Smart Connectivity. We are a fabless semiconductor company designing Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon products. PSBs that have been developed and that are available to customers include our Flexible Fusion Engine, or FFE, Sensor Manager and Communication Manager; Visual Enhancement Engine, or VEE, Display Power Optimizer, or DPO, and Background Color Compensator (BCC) technologies; SDHD/eMMC Host Controllers; USB 2.0 On-The-Go with PHY; MIPI Host/Device with DPHY, LVDS, High Speed UARTs; Pulse Width Modulators; SPI and I2C hosts, display-specific functions such as RGB-split; and Data Performance Manager, or DPM, for accelerated sideloading times. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.
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
We also work with mobile processor manufacturers and/or sensor fusion and context awareness algorithm developers in the development of reference designs or “Catalog” CSSPs. Through reference designs that incorporate our CSSPs, we believe mobile processor manufacturers and sensor algorithm companies can expand the served available market for their respective products. Furthermore, should a CSSP development for a processor manufacturer and/or sensor algorithm company be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The first such Catalog CSSP was developed in conjunction with Texas Instruments, and introduced to the market during the second half of 2012. We also announced two new Catalog CSSPs in October of 2013 with our sensor algorithm partner, Sensor Platforms Incorporated. We are placing a greater emphasis on developing and marketing Catalog CSSPs.
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
During 2013, we generated total revenue of $26.1 million which represents a 74% increase over 2012. Our new product revenue was $18.2 million which represents a 208% increase over 2012 while our mature product revenue was $7.9 million which represents a 13% decrease over 2012. We shipped our new products into three of our targeted mobile market segments: Smartphones, Mobile Enterprise, and Tablets. We anticipate that our revenue from mature products will continue to decline. Overall, we reported a net loss of $12.3 million for 2013.

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

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy.

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

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable intangibles and long-lived assets, including property and equipment, has been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There were no significant factors that triggered an impairment review during the fiscal year 2013.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization, and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $63.6 million as of the end of 2013. We have also recorded a valuation allowance of $63.5 million as of the end of 2013 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of our estimates of taxable income and the period over which we expect to recover our deferred tax assets.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2013	2012	2011
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	66%	53%	41%
Gross profit	34%	47%	59%
Operating expenses:
Research and development	32%	59%	47%
Selling, general and administrative	46%	70%	48%
Restructuring costs	1%	—%	—%
Income (loss) from operations	(45)%	(82)%	(36)%
Gain on sale of TowerJazz Semiconductor Ltd.	1%	—%	—%
Interest expense	—%	—%	—%
Interest income and other expense, net	(1)%	(1)%	(1)%
Income (loss) before income taxes	(45)%	(83)%	(36)%
Provision for (benefit from) income taxes	2%	—%	—%
Net income (loss)	(47)%	(83)%	(36)%

Comparison of Fiscal Years 2013 and 2012

Revenue. The table below sets forth the changes in revenue for fiscal year 2013 as compared to fiscal year 2012 (in thousands, except percentage data):

	Fiscal Years
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$18,219	70%	$5,920	40%	$12,299	208%
Mature products	7,853	30%	9,024	60%	(1,171)	(13)%
Total revenue	$26,072	100%	$14,944	100%	$11,128	74%

_________________

(1)            For all periods presented: New products include ArcticLink, ArcticLink II, ArcticLink III, Eclipse II, PolarPro, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The increase in new product revenue was primarily due to shipments to Samsung which has designed our ArcticLink III VX product into a new tablet platform. Revenue generated from Samsung accounted for 80% of our new product revenue and 56% of our total revenue in 2013. The decrease in mature product revenue is due primarily to reduced orders from our customers in aerospace, test and instrumentation sectors.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as our VEE/DPO technologies, or industry standard interfaces such as USB 2.0 OTG, MIPI, LVDS, SDIO, Camera Interface, or CAMIF, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2013 as compared to fiscal year 2012 (in thousands, except percentage data):

	Fiscal Years
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$26,072	100%	$14,944	100%	$11,128	74%
Cost of revenue	17,305	66%	7,878	53%	9,427	120%
Gross Profit	$8,767	34%	$7,066	47%	$1,701	24%

The decrease in gross profit in 2013 as compared to 2012 was due to customer and product mix including a high concentration of revenue from Samsung, higher inventory reserve, and higher unabsorbed overhead. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $596,000 and $599,000 in 2013 and 2012, respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2013 as compared to fiscal year 2012 (in thousands, except percentage data):

	Fiscal Years
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$8,375	32%	$8,743	59%	$(368)	(4)%
SG&A expense	12,002	46%	10,481	70%	1,521	15%
Restructuring costs	181	1%	—	—%	181	100%
Total operating expenses	$20,558	79%	$19,224	129%	$1,334	7%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $8.4 million and $8.7 million in 2013 and 2012, respectively, which represented 32% and 59% of revenue for those periods. The $368,000 decrease in R&D expenses in 2013 as compared to 2012 is attributable primarily to a $1.6 million decrease in outside services due to a reduction in third-party chip design costs. This decrease was partially offset by a $850,000 increase in compensation expenses due to an increase in headcount; a $211,000 increase in stock-based compensation; a $86,000 increase in occupancy cost; and a $35,000 increase in purchased intellectual property.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $12.0 million and $10.5 million in 2013 and 2012, respectively, which represented 46% and 70% of revenue for those periods. The $1.5 million increase in SG&A expenses in 2013 as compared to 2012 is attributable primarily to a $1.1 million increase in executive bonus accruals and a $460,000 increase in occupancy costs. These increases were partially offset by a decrease of $288,000 in stock-based compensation expenses in 2013.

Restructuring Costs. In an effort to consolidate and streamline its engineering organization, the Company incurred restructuring costs of $181,000 in 2013 to pay for employee severance benefits.

Gain on Sale of TowerJazz Shares. During the second quarter of 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares which reflect the 1-to-15 reverse stock split. This sale resulted in a gain of $181,000.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2013 as compared to 2012:

	Fiscal Years		Change
	2013	2012	Amount	Percentage
	(in thousands)
Interest expense	$(54)	$(61)	$7	(11)%
Interest income and other expense, net	(157)	(77)	(80)	104%
	$(211)	$(138)	$(73)	53%

The decrease in interest expense is due primarily to the decrease of our capital software lease obligation to $310,000 in 2013 from $426,000 in 2012. The change in interest income and other expense, net was due primarily to an increase of foreign exchange losses in 2013 as compared to 2012.

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

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2013 as compared to 2012:

	Fiscal Years		Change
	2013	2012	Amount	Percentage
	(in thousands)
Income tax provision	$455	$18	$437	2,428%

The income tax expense for 2013 and 2012 is primarily for our foreign operations which are cost-plus entities. Included within the provision for income taxes for 2013 is a charge in the amount of $273,000 relating to our investment in TowerJazz. This expense was previously recorded as a component of other comprehensive income and reclassified to the provision for income taxes upon the sale of our investment in TowerJazz.

As of the end of 2013, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extended the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. There was no impact to the income tax provision for this enactment in the year ended December 29, 2013 due to the valuation allowance recorded against our U.S. deferred tax assets.

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

_________________

(1)            For all periods presented: New products include ArcticLink, ArcticLink II, ArcticLink III, Eclipse II, PolarPro, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The decrease in revenue was mainly due to the decrease in mature product revenue. The lower mature product revenue was a result of low bookings from our customers in the aerospace, test and instrumentation sectors in 2012. One of our U.S. customers, purchasing primarily pASIC 3 devices, accounted for 14% and 15% of total revenue in fiscal years 2012 and 2011, respectively.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, PolarPro and PolarPro II solution platforms and the development of additional new products and CSSPs.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing CSSPs incorporating intellectual property such as our VEE/DPO technologies, or industry standard interfaces such as USB 2.0 OTG, MIPI, LVDS, SDIO, Camera Interface, or CAMIF, I2C, SPI, PWM and keyboard controllers. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

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

The decrease in gross profit in 2012 as compared to 2011 was mainly due to lower revenue, higher unabsorbed overhead and the mix of products shipped in 2012. In addition, the decrease in gross profit was partially offset by the sale of previously reserved inventories of $599,000 and $336,000 in 2012 and 2011, respectively.

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

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2012 as compared to 2011:

	Fiscal Years		Change
	2012	2011	Amount	Percentage
	(in thousands)
Interest expense	$(61)	$(36)	$(25)	69%
Interest income and other expense, net	(77)	(159)	82	(52)%
	$(138)	$(195)	$57	(29)%

The increase in interest expense is due primarily to the increase of our capital software lease obligation to $426,000 in 2012 from $287,000 in 2011. The change in interest income and other expense, net was due primarily to a decrease in foreign exchange losses in 2012 as compared to 2011.

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

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, warrants to purchase our common stock, capital and operating leases, bank line of credit and cash flow from operations. As of December 29, 2013, our principal sources of liquidity consisted of our cash and cash equivalents of $37.4 million and available credit under our revolving line of credit with Silicon Valley Bank of $5.0 million. As of December 29, 2013, there is no material difference between the fair value and the carrying amount of capital software leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. We have extended the term of the revolving debt facility until June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of December 29, 2013 the Company has $1.0 million of revolving debt with an interest rate of 3.75%.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $310,000 outstanding under capital software leases (see Note 6 of the Consolidated Financial Statements). During the second quarter of 2013, we sold our remaining 42,970 shares of TowerJazz for cash proceeds of $265,000.

Cash balances held at our foreign subsidiaries were approximately $882,000 and $461,000 at December 29, 2013 and December 30, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Net Cash from Operating Activities

In 2013, net cash used for operating activities was $9.1 million and resulted from changes in working capital offset by a net loss of $12.3 million which included $4.1 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $551,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million, and stock-based compensation of $2.0 million. In addition, changes in working capital accounts used cash of $748,000 as a result of an increase in accounts receivable of $2.0 million, an increase in inventory of $1.7 million, and an increase in accounts payable of $1.4 million.

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

In 2011, net cash used for operating activities was $2.5 million and resulted from changes in working capital offset by a net loss of $8.0 million which included $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $710,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $1.7 million. In addition, changes in working capital accounts used cash of $1.4 million as a result of a decrease in accounts receivable of $2.6 million, increase in inventory of $1.1 million, and increase in accounts payable of $312,000. These cash uses were partially offset by a decrease in deferred royalty revenue of $320,000.

Net Cash from Investing Activities

Net cash used by investing activities for 2013 was $1.0 million, resulting primarily from $1.3 million in cash used for capital expenditures to acquire manufacturing equipment which was offset by $265,000 in proceeds from the sale of TowerJazz Shares.

In 2012 and 2011, net cash used for investing activities was $1.2 million and $896,000, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions.

Net Cash from Financing Activities

In 2013, net cash provided by financing activities was $24.9 million, resulting from $23.1 million of net proceeds related to the issuance of common shares under the underwritten public offering; $1.0 million borrowed under a revolving debt facility with an interest rate of 3.75%; and $1.0 million of proceeds related to the issuance of common shares to employees under our equity plans. These proceeds were offset by payments of $216,000 under the terms of our capital software lease obligations.

In 2012, net cash provided by financing activities was $12.3 million, resulting from $12.7 million of proceeds related to the issuance of common shares under a confidentially marketed underwritten offering and to employees under our equity plans, partially offset by payments of $452,000 under the terms of our capital software lease obligations.

In 2011, net cash provided by financing activities was $1.6 million, resulting from $2.0 million of proceeds related to the issuance of common shares to employees under our equity plans, partially offset by payments of $408,000 under the terms of our debt and capital software lease obligations.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,829	$906	$923	$—
Wafer purchases(1)	10,771	10,771	—	—
Other purchase commitments	701	701	—	—
Total contractual cash obligations	13,301	12,378	923	—
Other commercial commitments(2):
Revolving line of credit	1,000	1,000	—	—
Capital software lease obligations	310	177	133	—
Total commercial commitments	1,310	1,177	133	—
Total contractual obligations and commercial commitments(3)	$14,611	$13,555	$1,056	$—

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $10.8 million include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2013.

(2)	Other commercial commitments are included as liabilities on our balance sheets as of the end of 2013.

(3)	Does not include unrecognized tax benefits of $79,000 as of the end of 2013. See Note 8 of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance became effective for the Company beginning December 15, 2012. The Company adopted this guidance prospectively in its interim period ended March 31, 2013 (see Note 12 to the Consolidated Financial Statements).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2013 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19%, 19% and 16% of total operating expenses in 2013, 2012 and 2011, respectively. A majority of these foreign expenses were incurred in Japan and Canada. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $400,000 in 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of QuickLogic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2013 inconformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 6, 2014

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,406	$22,578
Short-term investment in TowerJazz Semiconductor Ltd.	—	345
Accounts receivable, net of allowances for doubtful accounts of $0 and $20, respectively	3,261	1,242
Inventories	4,136	3,028
Other current assets	1,272	986
Total current assets	46,075	28,179
Property and equipment, net	2,840	2,659
Other assets	211	186
TOTAL ASSETS	$49,126	$31,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,000	$—
Trade payables	3,578	1,965
Accrued liabilities	3,519	1,214
Current portion of capital software lease obligations	177	160
Total current liabilities	8,274	3,339
Long-term liabilities:
Capital software lease obligations, less current portion	133	266
Other long-term liabilities	121	141
Total liabilities	8,528	3,746
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 53,788 and 44,506 shares issued and outstanding, respectively	54	45
Additional paid-in capital	230,373	204,797
Accumulated other comprehensive income (loss)		(11)
Accumulated deficit	(189,829)	(177,553)
Total stockholders' equity	40,598	27,278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,126	$31,024

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2013	2012	2011
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$26,072	$14,944	$20,969
Cost of revenue	17,305	7,878	8,517
Gross profit	8,767	7,066	12,452
Operating expenses:
Research and development	8,375	8,743	9,836
Selling, general and administrative	12,002	10,481	9,965
Restructuring costs	181	—	—
Income (loss) from operations	(11,791)	(12,158)	(7,349)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	181	—	—
Interest expense	(54)	(61)	(36)
Interest income and other expense, net	(157)	(77)	(159)
Income (loss) before income taxes	(11,821)	(12,296)	(7,544)
Provision for (benefit from) income taxes	455	18	50
Net income (loss)	$(12,276)	$(12,314)	$(7,594)
Net Income (loss) per share:
Basic	$(0.27)	$(0.29)	$(0.21)
Diluted	$(0.27)	$(0.29)	$(0.21)
Weighted average shares:
Basic	45,762	41,831	36,792
Diluted	45,762	41,831	36,792

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Years
	2013	2012	2011
Net income (loss)	$(12,276)	$(12,314)	$(7,594)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments (See Note 4)	11	(124)	(503)
Total comprehensive Income (loss)	$(12,265)	$(12,438)	$(8,097)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(12,276)	$(12,314)	$(7,594)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,338	1,223	1,220
Stock-based compensation	1,979	2,003	1,676
Write-down of inventories	551	447	710
Gain on TowerJazz Semiconductor Ltd. Shares	(181)	—	—
Tax effect on other comprehensive income (loss)	273	(63)	—
Gain/loss on disposal of equipment	27	—	(8)
Write-off of equipment	96	25	102
Bad debt expense	(20)	10	—
Changes in operating assets and liabilities:
Accounts receivable	(1,999)	333	2,558
Inventories	(1,659)	289	(1,130)
Other assets	(361)	(87)	140
Trade payables	1,379	(654)	312
Accrued liabilities	1,817	140	(185)
Deferred income	—	(8)	(320)
Other long-term liabilities	(20)	(7)	24
Net cash provided by (used for) operating activities	(9,056)	(8,663)	(2,495)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,257)	(1,241)	(896)
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	265	—	—
Net cash provided by (used in) investing activities	(992)	(1,241)	(896)
Cash flows from financing activities:
Payment of capital software lease obligations	(216)	(452)	(408)
Stock issuance cost	(2,219)	—	—
Proceeds from line of credit	1,000	—	—
Proceeds from issuance of common stock cost	26,311	12,731	2,046
Net cash provided by (used in) financing activities	24,876	12,279	1,638
Net increase/(decrease) in cash and cash equivalents	14,828	2,375	(1,753)
Cash and cash equivalents at beginning of period	22,578	20,203	21,956
Cash and cash equivalents at end of period	$37,406	$22,578	$20,203
Supplemental disclosures of cash flow information:
Interest paid	$44	$50	$43
Income taxes paid	$100	$12	$21
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$310	$426	$287
Purchase of equipment included in accounts payable	$33	$11	$371
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 2, 2011	37,806	$38	$186,304	$616	$(157,645)	$29,313
Common stock issued under stock plans and employee stock purchase plans	830	1	2,045	—	—	2,046
Change in unrealized gain on available-for-sale securities	—	—	—	(503)	—	(503)
Stock-based compensation	—	—	1,676	—	—	1,676
Net income (loss)	—	—	—	—	(7,594)	(7,594)
Balance at January 1, 2012	38,636	39	190,025	113	(165,239)	24,938
Common stock issued under stock plans and employee stock purchase plans	748	1	1,147	—	—	1,148
Private stock offering, net of issuance costs and warrants	5,122	5	9,340	—	—	9,345
Issuance of common stock from exercise of warrants	—	—	2,236	—	—	2,236
Change in unrealized gain on available-for-sale securities	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	2,049	—	—	2,049
Net income (loss)	—	—	—	—	(12,314)	(12,314)
Balance at December 30, 2012	44,506	45	204,797	(11)	(177,553)	27,278
Common stock issued under stock plans and employee stock purchase plans	542	1	965	—	—	966
Private stock offering, net of issuance costs and warrants	8,740	8	23,118	—	—	23,126
Issuance of common stock warrants	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	11	—	11
Stock-based compensation	—	—	1,493	—	—	1,493
Net income (loss)	—	—	—	—	(12,276)	(12,276)
Balance at December 29, 2013	53,788	$54	$230,373	$—	$(189,829)	$40,598

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

QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. Fiscal years 2013, 2012 and 2011 ended on December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of December 29, 2013, the Company's principal sources of liquidity consisted of its cash and cash equivalents of $37.4 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank which expires on June 27, 2014.

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

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other expense, net in the statements of operations.

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

For the twelve months ended December 29, 2013, the Company generated 56% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 13 for information regarding concentrations associated with customers and distributors.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 19%, 19%, and 16% of total operating expenses in 2013, 2012, and 2011, respectively. The Company incurred a majority of these foreign currency expenses in Japan and Canada. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

The Company's semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new CSSPs and products, the Company believes its product life cycle will be shorter and increase the potential for obsolescence. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or frequent new product developments could have a significant impact on the value of its inventory and its results of operations.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2013, 2012 and 2011, the Company wrote-off equipment with a net book value of $96,000, $25,000, and $102,000, respectively.

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

Revenue Recognition

The Company supplies standard products which must be programmed before they can be used in an application. The Company's products may be programmed by us, distributors, end-customers or third parties.

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy.

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

Accounting for Income Taxes

As part of the process of preparing the Company's financial statements, its required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on the Company's balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it must establish a valuation allowance. To the extent the Company establishs a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company's deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $63.6 million as of the end of 2013. The Company has also recorded a valuation allowance of $63.5 million as of the end of 2013 due to uncertainties related to the Company's ability to utilize its U.S. deferred tax assets before they expire. The valuation allowance is based on the uncertainty of the Company's estimates of taxable income and the period over which it expects to recover its deferred tax assets.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Concentration of Credit and Suppliers

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

The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and test of its devices, and for the supply of programming equipment, and these services are typically provided by one supplier for each of the Company's devices. The Company generally purchases these single or limited source services through standard purchase orders. Because the Company relies on independent subcontractors to perform these services, it cannot directly control its product delivery schedules, costs or quality levels. The Company's future success also depends on the financial viability of its independent subcontractors.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all temporary changes in equity (net assets) during a period from non-owner sources. Comprehensive income (loss) includes unrealized holding gains or (losses) related to the TowerJazz ordinary shares. See Note 4.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance became effective for the Company beginning December 15, 2012. The Company adopted this guidance prospectively in its interim period ended March 31, 2013 (see Note 12).

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

For 2013, 2012, and 2011, 8.0 million shares, 7.6 million shares, and 8.0 million shares respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net income (loss) per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

During the second quarter of fiscal year 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000. The number of TowerJazz ordinary shares sold by the Company reflect the 1-to-15 reverse stock split implemented by TowerJazz effective August 3, 2012.

NOTE 5-BALANCE SHEET COMPONENTS

	December 29, 2013	December 30, 2012
	(in thousands)
Inventories:
Raw materials	$19	$32
Work-in-process	1,343	2,599
Finished goods	2,774	397
	$4,136	$3,028
Other current assets:
Prepaid expenses	$845	$954
Other	427	32
	$1,272	$986
Property and equipment:
Equipment	$13,294	$12,803
Software	3,349	5,682
Furniture and fixtures	710	746
Leasehold improvements	640	658
	17,993	19,889
Accumulated depreciation and amortization	(15,153)	(17,230)
	$2,840	$2,659
Accrued liabilities:
Employee related accruals	$2,821	$1,035
Other	698	179
	$3,519	$1,214

The Company recorded depreciation and amortization expense of $1.3 million, $1.2 million and $1.2 million for 2013, 2012 and 2011, respectively. Assets acquired under capital leases and included in property and equipment were $1.0 million and $800,000 at the end of 2013 and 2012, respectively. The Company recorded accumulated depreciation on leased assets of $593,000 and $301,000 as of the end of 2013 and 2012, respectively. As of December 29, 2013 and December 30, 2012, the capital software lease obligation relating to these assets was $310,000 and $426,000, respectively.

NOTE 6-OBLIGATIONS

	December 29, 2013	December 30 2012
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$1,000	$—
Capital software leases	310	426
	1,310	426
Current portion of debt and capital software lease obligations	(1,177)	(160)
Long term portion of debt and capital software lease obligations	$133	$266

Revolving Line of Credit

In June 2013, the Company entered into the Ninth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. As of December 29, 2013, the Company has $1.0 million of revolving debt outstanding with an interest rate of 3.75%.

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

Capital Leases

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,125 through September 2015, for a total of $273,000. As of December 29, 2013, $229,000 was outstanding under the capital lease, of which $96,000 was classified as a current liability.

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of December 29, 2013, there was no balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three-year period. As of December 29, 2013, $81,000 was outstanding under the capital lease, all of which was classified as a current liability.

In December 2011, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,125 through November 2013, for a total of $273,000. As of December 29, 2013, there was no balance outstanding under the capital lease.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of December 29, 2013				As of December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$35,812	$35,812	$—	$—	$21,907	$21,907	$—	$—
Investment in TowerJazz Semiconductor Ltd. (2)	—	—	—	—	345	345	—	—
Total assets	$35,812	$35,812	$—	$—	$22,252	$22,252	$—	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of December 29, 2013 and December 30, 2012.

(2)	In June 2013, the Company sold all of its 42,970 remaining shares of TowerJazz marketable securities for a gain of $181,000 and cash proceeds of $265,000.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2013	2012	2011
Income (loss) before income taxes:
U.S.	$(11,888)	$(12,444)	$(7,569)
Foreign	67	148	25
Income (loss) before income taxes	$(11,821)	$(12,296)	$(7,544)
Provision for (benefit from) income taxes:
Current:
Federal	$58	$—	$—
State	1	2	2
Foreign	83	51	66
Subtotal	142	53	68
Deferred:
Federal	225	(55)	—
State	48	(9)	—
Foreign	40	29	(18)
Subtotal	313	(35)	(18)
Provision for (benefit from) income taxes	$455	$18	$50

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 29, 2013. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax assets:
Net operating losses	$38,594	$36,137
Capital losses	4,530	2,205
Accruals and reserves	2,848	2,683
Credits carryforward	5,433	5,024
Unrealized loss on marketable securities	—	3,088
Depreciation and amortization	10,590	9,558
Stock-based compensation	1,583	1,344
Other	—	273
	63,578	60,312
Valuation allowances	(63,528)	(60,223)
Deferred tax asset	$50	$89
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

	Fiscal Years
	2013	2012	2011
Income tax expense/(benefit) at statutory rate	$(4,019)	$(4,180)	$(2,565)
State taxes	1	2	2
Stock compensation and other permanent differences	316	342	192
Foreign taxes	101	30	41
Benefit allocated from other comprehensive income (loss)	273	(65)	—
Future benefit of deferred tax assets not recognized	3,783	3,889	2,380
Provision for income taxes	$455	$18	$50

As of December 29, 2013, the Company had net operating loss carryforwards of approximately $113.0 million for federal and $54.4 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2014 for federal and state purposes. Included in the net operating loss carryforwards amount is $8.1 million for federal and $5.0 million for state income tax purposes, which, when recognized, will result in a credit to stockholders' equity.

The Company has research credit carryforwards of approximately $2.8 million for federal and $3.8 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

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

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1.0 million of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2013. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
Beginning balance of unrecognized tax benefits	$79	$77	$73
Gross increases for tax positions of current year	—	2	4
Ending balance of unrecognized tax benefits	$79	$79	$77

The amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $79,000 as of December 29, 2013. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2013 and December 30, 2012 the Company had approximately $40,000 and $33,000 of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of December 29, 2013, fiscal years 2009 onward remain open to examination by the U.S. taxing authorities and fiscal years 2005 onward remain open to examination in Canada. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

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

Issuance of Common Stock

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds from the offering of $23.1 million, net of underwriter's commission and other offering expenses of 2.2 million.

On June 1, 2012, the Company filed a registration statement on Form S-3 MEF to increase the amount of securities that may be sold under the shelf registration statement by $3.4 million.

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

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of December 29, 2013, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company's results of operations of recording stock-based compensation expense for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

	Fiscal Years
	2013	2012	2011
Cost of revenue	$232	$179	$131
Research and development	666	455	458
Selling, general and administrative	1,081	1,369	1,087
Total costs and expenses	$1,979	$2,003	$1,676

In 2013, the Company granted restricted stock units, or RSUs, to employees with vesting terms from fully vested to 12 months vesting. Total stock-based compensation related to RSUs was $590,000 in 2013. The Company issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations. In 2013, the Company also granted performance-based restricted stock units, or PRSUs, to new employees and the stock-based compensation related to PRSUs was $64,000.

The amount of stock-based compensation included in inventories at the end of 2013, 2012 and 2011 was not significant.

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

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that the Company recognize expense for awards ultimately expected to vest; therefore the Company is required to develop an estimate of the number of awards expected to be forfeited prior to vesting, or forfeiture rate. The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2013	2012	2011
Expected term (years)	6.1	6.3	5.7
Risk-free interest rate	1.74%	0.98%	1.16%
Expected volatility	59%	61%	61%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2013, 2012 and 2011 was $1.82, $1.36, and $1.53 per option, respectively. As of the end of 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.7 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.61 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2013:

Shares Available for Grant
(in thousands)
Balance at December 30, 2012	2,920
Options granted	(716)
Options forfeited or expired	269
RSUs granted	(215)
PRSU's granted	(30)
PRSU's forfeited or expired	25
Balance at December 29, 2013	2,253

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2011	8,069	$2.74
Granted	876	2.81
Forfeited or expired	(803)	4.51
Exercised	(659)	2.46
Balance outstanding at January 1, 2012	7,483	2.58
Granted	791	2.43
Forfeited or expired	(935)	3.04
Exercised	(379)	1.87
Balance outstanding at December 30, 2012	6,960	2.55
Granted	716	3.26
Forfeited or expired	(269)	2.65
Exercised	(165)	2.21
Balance outstanding at December 29, 2013	7,242	$2.62	5.75	$9,260
Exercisable at December 29, 2013	5,648	$2.54	4.90	$7,760
Vested and expected to vest at December 29, 2013	7,018	$2.61	5.64	$9,073

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $3.86 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $139,000, $343,000 and $1.8 million, respectively. Total cash received from employees as a result of employee stock option exercises during 2013, 2012 and 2011 was approximately $365,000, $711,000 and $1.6 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $1.1 million, $1.4 million, and $1.5 million for 2013, 2012, and 2011, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2013 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $0.94	634	4.82	$0.90	634	$0.90
1.63 - 1.63	1,155	5.15	1.63	1,155	1.63
2.06 - 2.75	949	5.90	2.42	552	2.53
2.76 - 2.76	11	8.11	2.76	4	2.76
2.78 - 2.78	2,094	6.90	2.78	1,593	2.78
2.82 - 3.02	839	2.83	2.96	810	2.96
3.04 - 3.48	801	8.38	3.39	240	3.36
3.54 - 4.17	681	4.76	4.07	583	4.15
4.36- 4.36	35	1.42	4.36	35	4.36
5.94 - 5.94	43	2.33	5.94	43	5.94
$0.78 - $5.94	7,242	5.75	$2.62	5,649	$2.54

Restricted Stock Units

RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to grants of vested RSUs was $590,000 in 2013. In 2013, the Company also granted PRSUs, to new employees and the stock-based compensation related to PRSUs was $64,000.

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2012	40	$2.30
Granted	245	3.33
Vested	(35)	3.28
Forfeited	(25)	—
Nonvested at December 29, 2013	225	$3.17

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2013, 2012 and 2011 was $0.71, $0.74 and $0.84, respectively. Sales under the ESPP were 357,000 shares of common stock at an average price of $1.74 for 2013, 270,000 shares of common stock at an average price of $1.95 for 2012, and 171,000 shares of common stock at an average price of $2.47 for 2011.

Under the 2009 ESPP, the Company issued 357,000 shares at a price of $1.74 per share during 2013. As of December 29, 2013, 1.2 million shares under the 2009 ESPP remained available for issuance. For 2013, the Company recorded compensation expense related to the ESPP of $203,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2013	2012	2011
Expected life (months)	6.1	6.00	6.10
Risk-free interest rate	0.09%	0.14%	0.08%
Volatility	39%	56%	56%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2013, the unrecognized stock-based compensation expense relating to the Company's ESPP is $89,000 and was expected to be recognized over a weighted average period of approximately 4.5 months.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 29, 2013:

Change in unrealized gains on available for sale securities
(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 30, 2012	$(11)
Other comprehensive income (loss) before reclassifications	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	88
Net change in other comprehensive income (loss)	11
Accumulated other comprehensive income (loss), net of tax, as of December 29, 2013	$—

The following table provides details about reclassification out of accumulated other comprehensive income for the year ended December 29, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
	(in thousands)
Available-for-sale investments	$(185)	Realized gain from sale of TowerJazz marketable securities
	273	Tax benefit on unrealized gain on TowerJazz marketable securities
Amounts reclassified from accumulated other comprehensive income (loss)	$88

NOTE 13-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2013	2012	2011
Revenue by product line (1) :
New products	$18,219	$5,920	$5,326
Mature products	7,853	9,024	15,643
Total revenue	$26,072	$14,944	$20,969
___________________________

(1)
 For all periods presented: New products include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2013	2012	2011
Revenue by geography:
South Korea	$14,675	$49	$399
United States	3,722	5,049	8,271
Europe	1,788	2,414	4,127
Malaysia	2,082	1,714	1,780
Japan	2,068	3,316	2,733
China	1,212	1,725	3,032
Rest of North America	463	327	326
Rest of Asia Pacific	62	350	301
Total revenue	$26,072	$14,944	$20,969

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2013	2012	2011
Distributor “A”	18%	27%	39%
Distributor "C"	*	19%	10%
Distributor “D”	*	10%	13%
Customer “B”	*	14%	15%
Customer "E"	*	*	11%
Customer "F"	*	10%	*
Customer "G"	56%	*	*
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 29, 2013	December 30, 2012
Distributor “A”	20%	35%
Distributor “B”	*	14%
Customer "G"	71%	*
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2013, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

NOTE 14- SHELF REGISTRATION STATEMENT

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds from the offering of $23.1 million, net of underwriter's commission and other offering expenses of $2.2 million.

On June 1, 2012, the Company filed a registration statement on Form S-3 MEF to increase the amount of securities that may be sold under the shelf registration statement by $3.4 million.

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

NOTE 15-COMMITMENTS AND CONTINGENCIES

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2013 and 2012, the Company had $10.8 million and $621,000, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 29, 2013, total outstanding purchase obligations were $701,000, which are primarily due within the next 12 months.

The Company leases its primary facility under a non-cancelable operating lease that expires in 2015. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2013, 2012 and 2011 was approximately $947,000, $493,000, and $464,000, respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2014	$906
2015	863
2016 and thereafter	60
$1,829

NOTE 16-LITIGATION

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

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013	December 30, 2012	September 30, 2012	July 1, 2012	April 1, 2012
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$8,863	$9,066	$5,126	$3,017	$3,086	$3,657	$4,071	$4,130
Cost of revenue(1)	6,095	6,037	3,187	1,986	1,565	1,916	2,026	2,371
Gross profit	2,768	3,029	1,939	1,031	1,521	1,741	2,045	1,759
Operating expenses:
Research and development	2,473	2,052	1,842	2,008	1,624	1,865	2,452	2,802
Selling, general and administrative	3,354	3,207	2,911	2,530	2,377	2,658	2,749	2,697
Restructuring Costs (Credits) (2)	—	(32)	206	7	—	—	—	—
Loss from operations	(3,059)	(2,198)	(3,020)	(3,514)	(2,480)	(2,782)	(3,156)	(3,740)
Gain on sale of TowerJazz Semiconductor Ltd. Shares (3)	—	—	181	—	—	—	—	—
Interest expense	(17)	(8)	(20)	(9)	(12)	(12)	(24)	(13)
Interest income and other expense, net	(27)	(74)	(52)	(4)	(32)	18	(50)	(13)
Income (loss) before income taxes	(3,103)	(2,280)	(2,911)	(3,527)	(2,524)	(2,776)	(3,230)	(3,766)
Provision for (benefit from) income taxes (4)	86	(18)	330	57	35	22	6	(45)
Net income (loss)	$(3,189)	$(2,262)	$(3,241)	$(3,584)	$(2,559)	$(2,798)	$(3,236)	$(3,721)
Net income (loss) per share:
Basic and Diluted	$(0.07)	$(0.05)	$(0.07)	$(0.08)	$(0.06)	$(0.06)	$(0.08)	$(0.10)
Weighted average shares:
Basic and Diluted	49,130	44,761	44,641	44,517	44,400	44,122	40,154	38,495
___________________________

(1)	Since the second quarter of 2013, cost of revenue has increased as percentage of revenue primarily as a result of changes in customer and product mix during these quarters.

(2)	Restructuring costs of $181,000 in 2013 were related to the Company's effort to consolidate and streamline its engineering organization.

(3)	During the second quarter of fiscal year 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000.

(4)
Included within the provision for income taxes for the second quarter of fiscal year 2013 is a charge in the amount of $273,000 relating to the Company's investment in TowerJazz. This expense was previously recorded as a component of other comprehensive income and reclassified to the provision for income taxes upon the sale of the Company's investment in TowerJazz.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the change in our independent auditors for fiscal year 2014 is set forth under the caption “Proposal Three, Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which information is incorporated herein by reference.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992).” Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 29, 2013, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 29, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2014 Annual Meeting of Stockholders and will be filed not later than 120  days after the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by PricewaterhouseCoopers LLP during Fiscal Years 2013 and 2012” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2013	$20	$(20)	$—	$—
Fiscal Year 2012	$10	$10	$—	$20
Fiscal Year 2011	$16	$—	$(6)	$10

Allowance for Deferred Tax Assets:
Fiscal Year 2013	$60,223	$3,305	$—	$63,528
Fiscal Year 2012	$56,067	$4,156	$—	$60,223
Fiscal Year 2011	$52,827	$3,240	$—	$56,067

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.

10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.

21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2014.

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

Signature	Title	Date

/s/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer; Director (Principal Executive Officer)	March 6, 2014

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 6, 2014

/S/ Edgar D. Auslander Edgar D. Auslander	Director	March 6, 2014

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	Director	March 6, 2014

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 6, 2014

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 6, 2014

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 6, 2014

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 6, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.

10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.