Form 10-Q
period 2014-03-30
QUICKLOGIC CORPORATION
filed 2014-05-07
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 5, 2014, the registrant had outstanding 55,143,777 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
March 30, 2014

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,112	$37,406
Accounts receivable, net of allowances for doubtful accounts of $0 and $0, respectively	3,327	3,261
Inventories	5,224	4,136
Other current assets	924	1,272
Total current assets	46,587	46,075
Property and equipment, net	2,568	2,840
Other assets	216	211
TOTAL ASSETS	$49,371	$49,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,000	$1,000
Trade payables	2,485	3,578
Accrued liabilities	2,644	3,519
Current portion of capital lease obligations	209	177
Total current liabilities	6,338	8,274
Long-term liabilities:
Capital lease obligations, less current portion	100	133
Other long-term liabilities	115	121
Total liabilities	6,553	8,528
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,119 and 53,788 shares issued and outstanding, respectively	55	54
Additional paid-in capital	234,703	230,373
Accumulated deficit	(191,940)	(189,829)
Total stockholders' equity	42,818	40,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,371	$49,126

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue	$11,164	$3,017
Cost of revenue	7,106	1,986
Gross profit	4,058	1,031
Operating expenses:
Research and development	2,641	2,008
Selling, general and administrative	3,465	2,530
Restructuring costs	—	7
Total operating expenses	6,106	4,545
Loss from operations	(2,048)	(3,514)
Interest expense	(16)	(9)
Interest income and other expense, net	(26)	(4)
Loss before income taxes	(2,090)	(3,527)
Provision for income taxes	20	57
Net loss	$(2,110)	$(3,584)
Net loss per share:
Basic	$(0.04)	$(0.08)
Diluted	$(0.04)	$(0.08)
Weighted average shares:
Basic	54,433	44,517
Diluted	54,433	44,517

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net loss	$(2,110)	$(3,584)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	—	(43)
Total comprehensive loss	$(2,110)	$(3,627)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(2,110)	$(3,584)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	362	317
Stock-based compensation	732	452
Write-down of inventories	64	343
Gains on disposal of equipment	(2)	—
Allowance for doubtful accounts	—	31
Changes in operating assets and liabilities:
Accounts receivable	(66)	(181)
Inventories	(1,152)	160
Other assets	343	102
Trade payables	(1,172)	(572)
Accrued liabilities	162	77
Other long-term liabilities	(6)	26
Net cash provided by (used for) operating activities	(2,845)	(2,829)
Cash flows from investing activities:
Capital expenditures for property and equipment	(12)	(62)
Proceeds from sale of fixed assets	2	—
Net cash provided by (used for) investing activities	(10)	(62)
Cash flows from financing activities:
Payment of debt and capital lease obligations	—	(35)
Net proceeds from issuance of common stock	2,561	7
Net cash provided by (used for) financing activities	2,561	(28)
Net increase (decrease) in cash and cash equivalents	(294)	(2,919)
Cash and cash equivalents at beginning of period	37,406	22,578
Cash and cash equivalents at end of period	$37,112	$19,659

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$309	$374
Purchase of equipment included in accounts payable	$79	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2013. Operating results for the three months ended March 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's first fiscal quarter for 2014 and for 2013 ended on Sunday, March 30, 2014 and March 31, 2013, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of March 30, 2014, the Company's principal sources of liquidity consisted of cash and cash equivalents of $37.1 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank which expires on June 27, 2014.

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

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including CSSPs based on its ArcticLink® and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer and finished goods purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other expense, net in the condensed unaudited consolidated statements of operations.

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

For the three months ended March 30, 2014, the Company generated 70% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

Out of Period Adjustment

During the three months ended March 30, 2014, we recorded an out-of-period adjustment to increase compensation expense by $281,000 and cost of sales by $105,000, which related to the fourth quarter of fiscal 2013. The Company assessed the impact of this adjustment on previously reported financial statements and for the year ended December 28, 2014, and concluded that the adjustment was not material, either individually or in the aggregate, to previously reported consolidated financial statements.

Note 2 — Significant Accounting Policies

During the three months ended March 30, 2014, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 29, 2013. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities Exchange Commission, or SEC, on March 6, 2014.

New Accounting Pronouncements

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

effective for the Company beginning after December 15, 2013. Other than the change in presentation within the Consolidated Balance Sheet, this new guidance will not have an impact on the consolidated financial statements.

Note 3 — Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

The following shares were not included in the calculation of diluted net loss per share for the first quarter of 2014 and 2013: (i) 6.9 million and 7.5 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million shares of common stock for each period. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

	As of
	March 30, 2014	December 29, 2013
	(in thousands)
Inventories:
Raw materials	$—	$19
Work-in-process	1,620	1,343
Finished goods	3,604	2,774
	$5,224	$4,136
Other current assets:
Prepaid expenses	$846	$845
Other	78	427
	$924	$1,272
Property and equipment:
Equipment	$13,325	$13,294
Software	3,096	3,349
Furniture and fixtures	710	710
Leasehold improvements	640	640
	17,771	17,993
Accumulated depreciation and amortization	(15,203)	(15,153)
	$2,568	$2,840

Accrued liabilities:
Employee related accruals	$1,640	$2,821
Other	1,004	698
	$2,644	$3,519

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	March 30, 2014	December 29, 2013
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	309	310
	1,309	1,310
Current portion of debt and capital lease obligations	(1,209)	(1,177)
Long term portion of capital lease obligations	$100	$133

Revolving Line of Credit

In June 2013, the Company entered into the Ninth Amendment to Second Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. During the first quarter of 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.73%.

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

Capital Leases

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of March 30, 2014, $228,000 was outstanding under the capital lease, of which $128,000 was classified as a current liability.

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of March 30, 2014, there was no balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three-year period. As of March 30, 2014, $81,000 was outstanding under the capital lease, all of which was classified as a current liability.

Note 6 — Fair Value Measurements

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of March 30, 2014				As of December 29, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$33,414	$33,414	$—	$—	$35,812	35,812	$—	$—
Total assets	$33,414	$33,414	$—	$—	$35,812	$35,812	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of March 30, 2014 and December 29, 2013.

Note 7 - Stockholders' Equity

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock of which 10,000 are shares of authorized but unissued, undesignated preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock and Warrants

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds from the offering of approximately $23.1 million, net of underwriter's commission and other offering expenses of $2.2 million.

In June 2012, the Company issued an aggregate of 5,122,000 shares of common stock and warrants to purchase up to an aggregate of 2,304,900 shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.45 of a share of common stock, at a price of $2.50 per Unit. The Company received total net proceeds from the offering of $11.9 million, net of underwriting discounts and other offering expenses of $929,000

The warrants are exercisable any time for a period of 60 months from the date of issuance on June 6, 2012, and are exercisable at a price of $2.98 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.97 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 0.89%, expected volatility of 62.18% and expected dividend of zero.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan. As of March 30, 2014, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

The stock-based compensation expense included in the Company's consolidated financial statements for the three months ended March 30, 2014 and March 31, 2013 was as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of revenue	$42	$30
Research and development	353	166
Selling, general and administrative	337	256
Total costs and expenses	$732	$452

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	March 30, 2014	March 31, 2013
Expected term (years)	6.98	4.91
Risk-free interest rate	2.22%	0.82%
Expected volatility	53.11%	65.22%
Expected dividend yield	—	—

The weighted average estimated fair value for options granted during the first quarter of 2014 and 2013 were $2.92 and $1.27 per option, respectively. As of March 30, 2014 and March 31, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.4 million and $1.9 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.59 years.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the first three months of 2014:

Shares Available for Grant
(in thousands)
Balance at December 29, 2013	2,253
Options granted	(38)
Options forfeited or expired	8
RSUs granted	(275)
PRSUs forfeited or expired	1
Balance at March 30, 2014	1,949

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first three months of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2013	7,242	$2.62
Granted	38	5.28
Forfeited or expired	(8)	3.28
Exercised	(1,167)	2.53
Balance outstanding at March 30, 2014	6,105	$2.65	5.90	$15,464
Exercisable at March 30, 2014	4,670	$2.54	5.03	$12,349
Vested and expected to vest at March 30, 2014	5,908	$2.64	5.79	$15,061

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $5.18 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2014 and 2013 was $2.8 million and $14,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2014 and 2013 was approximately $3.0 million and $25,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $311,000 for the first quarter of 2014.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $320,000 and $41,000, respectively, for the first quarter of 2014. As of March 30, 2014, there was $506,000 in unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for the Company's RSUs and PRSUs for the three months ended March 30, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 30, 2014 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2013	225	$3.17
Granted	275	4.79
Vested	(242)	4.82
Forfeited	(1)	—
Nonvested at March 30, 2014	257	$3.35

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarter of 2014 and 2013 was $0.85 and $0.55 per right, respectively.

As of March 30, 2014, 1.2 million shares remained available for issuance under the 2009 ESPP. For the first quarter of 2014, the Company recorded compensation expense related to the 2009 ESPP of $60,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	March 30, 2014	March 31, 2013
Expected term (months)	5.97	5.97
Risk-free interest rate	0.09%	0.14%
Volatility	39.62%	50.28%
Dividend yield	—	—

As of March 30, 2014, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $59,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the first quarter of 2014 and 2013, the Company recorded net income tax expense of $20,000 and $57,000, respectively, resulting primarily from its foreign operations which are cost-plus entities.

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

The Company had approximately $78,000 and $79,000 of unrecognized tax benefits at March 30, 2014 and December 29, 2013, respectively, which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three month period ended March 30, 2014, the company accrued $2,000 of interest and penalties. As of March 30, 2014, the Company had approximately $41,000 of accrued interest and penalties related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at March 30, 2014 is $36,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

As of March 30, 2014, the liability for uncertain tax positions including accrued interest and penalties was approximately $120,000. All of which if recognized, would affect the Company's effective tax rate.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue by product line (1):
New products	$8,916	$941
Mature products	2,248	2,076
Total revenue	$11,164	$3,017

_________________

(1)             For all periods presented: New products include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue by geography:
South Korea	$7,799	$31
United States	1,064	941
Japan	682	602
China	383	131
Malaysia	459	685
Europe	736	450
Rest of North America	36	177
Rest of Asia Pacific	5	—
Total revenue	$11,164	$3,017

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 30, 2014	March 31, 2013
Distributor “A”	*	40%
Distributor “C”	*	18%
Customer “B”	*	24%
Customer “F”	*	11%
Customer "G"	70%	*

*	Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 30, 2014	December 29, 2013
Distributor “A”	17%	20%
Customer "G"	77%	71%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of March 30, 2014, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

The Company's manufacturering suppliers require us to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 30, 2014 and December 29, 2013, the Company had $5.8 million and $10.8 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of March 30, 2014, total outstanding purchase obligations were $830,000, which are primarily due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarters of 2014 and 2013 was approximately $231,000 and $233,000, respectively.

As of March 30, 2014, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2014 (Remaining 9 months)	$679
2015	868
2016	814
2017	776
2018	799
$3,936

Note 13 — Litigation

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and factors that affect gross profit, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 6, 2014. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low-power customizable semiconductor solutions that enable customers to add new differentiated features, extend battery life and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Smartphones, Tablets, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display & Visual Enhancement, Smart Connectivity and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that includes one or more of the following: a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; algorithms; software drivers; and firmware. Our main platform families, ArcticLink and PolarPro, are standard silicon platforms. Recent examples of PSBs that have been developed and that are available to customers include driving one or more LEDs, Barcode transmission via InfraRed (IR) Light Emitting Diode (LED) and TV remote control via LED. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

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

We also work with mobile processor manufacturers in the development of reference designs or “Catalog” CSSPs. Through reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

available market for their processors. Furthermore, should a CSSP development for a processor manufacturer be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The most recent example Catalog CSSP, announced during early 2014, was an Android KitKat compatible, context aware, ultra-low power sensor hub. We are placing a greater emphasis on developing and marketing Catalog CSSPs in the future.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms and platforms currently in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs, algorithms, firmware, and CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

During the first quarter of 2014, we generated total revenue of $11.2 million which represents an increase of 26% over the prior quarter and an increase of 270% from the first quarter of 2013. Our new product revenue increased to $8.9 million, up 27% sequentially and up 848% year over year. The increase in new product revenue was primarily due to shipments of our ArcticLink III solution platform to Samsung. Revenue generated from Samsung accounted for 88% of our new product revenue and 70% of our total revenue. During the quarter, new products were shipped into the Tablet, Smartphone and the Mobile Enterprise markets. Our mature product revenue was $2.2 million, up 24% sequentially and up 8% year over year. We devote substantially all of our development, sales and marketing efforts on our new solution platforms, PSBs and CSSPs. We expect our revenue from mature products to continue to decline over time. Overall, we reported a net loss of $2.1 million for the first quarter of 2014 compared to a net loss of $3.6 million for the first quarter of 2013.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimating accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on March 6, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue	100%	100%
Cost of revenue	64%	66%
Gross profit	36%	34%
Operating expenses:
Research and development	24%	67%
Selling, general and administrative	31%	84%
Loss from operations	(19)%	(117)%

Interest expense	—%	—%
Interest income and other expense, net	—%	—%
Loss before income taxes	(19)%	(117)%
Provision for income taxes	—%	2%
Net loss	(19)%	(119)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended March 30, 2014 and March 31, 2013

Revenue

The table below sets forth the changes in revenue for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2014		March 31, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$8,916	80%	$941	31%	$7,975	848%
Mature products	2,248	20%	2,076	69%	172	8%
Total revenue	$11,164	100%	$3,017	100%	$8,147	270%
_________________

(1)             For all periods presented: New products include ArcticLink®, ArcticLink II, ArcticLink III, Eclipse™ II, PolarPro®, PolarPro II, and QuickPCI II. Mature products include Eclipse, EclipsePlus, pASIC® 1, pASIC 2, pASIC 3, QuickFC, QuickMIPS, QuickPCI, QuickRAM, and V3, as well as royalty revenue, programming hardware and software.

The increase in new product revenue was primarily due to shipments to Samsung which has designed our ArcticLink III VX into a new tablet platform. Revenue generated from Samsung accounted for 88% of the new product revenue and 70% of total revenue in the first quarter of 2014. The increase in mature product revenue is due primarily to increased orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung combined with the cyclicality of the mobile market, we may face the prospect of significant fluctuation in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In addition, these large companies provide long-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2014		March 31, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$11,164	100%	$3,017	100%	$8,147	270%
Cost of revenue	7,106	64%	1,986	66%	5,120	258%
Gross Profit	$4,058	36%	$1,031	34%	$3,027	294%

The $3.0 million increase in gross profit in the first quarter of 2014 as compared to the first quarter of 2013 was mainly due to the increase in revenue and favorable purchase price adjustments, partially offset by the increase in inventory reserve of $64,000 and the increase in royalties of $268,000 in the first quarter of 2014. The 2% increase in gross margin was primarily due to improved manufacturing efficiency resulting from higher revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories and purchase commitments against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. In addition, our standard manufacturing lead times are longer than the binding forecasts we receive from larger companies. A significant decrease in the long term forecast could materially impact our inventory balance.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2014		March 31, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,641	24%	$2,008	67%	$633	32%
SG&A expense	3,465	31%	2,530	84%	935	37%
Restructuring costs	—	—%	7	—%	(7)	(100)%
Total operating expenses	$6,106	55%	$4,545	151%	$1,561	34%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $633,000 increase in R&D expenses in the first quarter of 2014, as compared to the first quarter of 2013, was attributable primarily to a $315,000 increase in stock-based compensation expenses related to RSU bonuses and a $246,000 increase in compensation expenses due to an increase in headcount.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $935,000 increase in SG&A expenses in the first quarter of 2014, as compared to the first quarter of 2013, was primarily due to a $521,000 increase in stock-based compensation expenses related to RSU bonuses; a $454,000 increase in outside services related to sales commissions; and a $86,000 increase in compensation expenses. These increases were offset by a decrease of $44,000 in travel and entertainment expenses.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	March 30, 2014	March 31, 2013	Amount	Percentage
Interest expense	$(16)	$(9)	$(7)	78%
Interest income and other expense, net	(26)	(4)	(22)	550%
	$(42)	$(13)	$(29)	223%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The increase in interest expense was due primarily to the increase in our average debt obligation to $1.3 million in the first quarter of 2014 from $400,000 in the first quarter of 2013. The change in interest income and other expense, net, was due primarily to foreign exchange fluctuations in the first quarter of 2014 as compared to the first quarter of 2013.

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

Provision for Income Taxes

The table below sets forth the changes in provision for income taxes for the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	March 30, 2014	March 31, 2013	Amount	Percentage
Provision for income taxes	$20	$57	$(37)	(65)%

The income tax provision for the first quarters of 2014 and 2013 was primarily from our foreign operations which are cost-plus entities. As of the end of the first quarter of 2014, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of March 30, 2014, our principal sources of liquidity consisted of our cash and cash equivalents of $37.1 million and available credit under our revolving line of credit with Silicon Valley Bank of $5.0 million which expires on June 27, 2014. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: the prime rate plus the prime rate margin, or the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of March 30, 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.73%.

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

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $309,000 outstanding under capital leases (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $917,000 and $882,000 at March 30, 2014 and December 29, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Net cash from operating activities

Net cash used for operating activities was $2.8 million in the first three months of 2014. The cash used for operating activities resulted primarily from the net loss of $2.1 million and cash used for operating assets and liabilities of $1.9 million offset by $1.2 million of non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $732,000, depreciation and amortization of $362,000, and a write-down of inventory of $64,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories in anticipation of future revenues and a reduction in accounts payable due to timing of payments.

Net cash used for operating activities was $2.8 million in the first three months of 2013. The cash used for operating activities resulted primarily from the net loss of $3.6 million and cash used for operating assets and liabilities of $388,000 offset by $1.1 million of non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $452,000, depreciation and amortization of $317,000, and a write-down of inventory of $343,000. The cash used for operating assets and liabilities was mostly due to a reduction in accounts payable due to timing of payments and an increase in accounts receivable due to the timing of quarter end revenues.

Net cash from investing activities

Net cash used by investing activities for the first three months of 2014 was $10,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $2.1 million during the remainder of fiscal year 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used by investing activities for the first three months of 2013 was $62,000, which was primarily used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $2.6 million for the first three months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 30, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$3,936	$900	$1,655	$1,381
Wafer purchases (1)	5,808	5,808	—	—
Other purchase commitments	830	830	—	—
Total contractual cash obligations	10,574	7,538	1,655	1,381
Other commercial commitments (2):
Revolving line of credit	1,000	1,000	—	—
Capital lease obligations (3)	309	209	100	—
Total commercial commitments	1,309	1,209	100	—
Total contractual obligations and commercial commitments (4)	$11,883	$8,747	$1,755	$1,381
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecast wafer volume. Wafer and finished goods purchase commitments of $5.8 million include firm purchase commitments as of March 30, 2014.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of March 30, 2014.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $78,000 as of March 30, 2014. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

subcontractors. These subcontract manufacturers produce products for other companies and we must place orders up to several months in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by these suppliers' ability to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2014 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 21% and 20% of total operating expenses for the first three months of 2014 and 2013, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $126,000 in the first three months of 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our 2013 Annual Report on Form 10-K for the year ended December 29, 2013, filed with the SEC on March 6, 2014, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A. The information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

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

During our first quarter ended March 30, 2014, Samsung accounted for 70% of our total revenue. In the future, Samsung may purchase fewer of our products, modify the terms on which they purchase our products or decide not to continue to purchase our products. Samsung is not required to continue to purchase our products and if we fail to continue to make design wins with Samsung, or properly time our inventory purchases, which require a commitment by us with suppliers several months prior to forecast shipments to Samsung, our future revenue and profitability may be adversely affected.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	May 7, 2014	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document