Form 10-Q
period 2014-06-29
QUICKLOGIC CORPORATION
filed 2014-08-07
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 5, 2014, the registrant had outstanding 55,783,500 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
June 29, 2014

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$34,330	$37,406
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,976	3,261
Inventories	7,651	4,136
Other current assets	1,029	1,272
Total current assets	44,986	46,075
Property and equipment, net	3,101	2,840
Other assets	220	211
TOTAL ASSETS	$48,307	$49,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,000	$1,000
Trade payables	2,777	3,578
Accrued liabilities	1,895	3,519
Current portion of capital lease obligations	288	177
Total current liabilities	5,960	8,274
Long-term liabilities:
Capital lease obligations, less current portion	147	133
Other long-term liabilities	62	121
Total liabilities	6,169	8,528
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,766 and 53,788 shares issued and outstanding, respectively	56	54
Additional paid-in capital	236,919	230,373
Accumulated deficit	(194,837)	(189,829)
Total stockholders' equity	42,138	40,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,307	$49,126

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue	$6,836	$5,126	$18,000	$8,143
Cost of revenue	3,820	3,187	10,926	5,173
Gross profit	3,016	1,939	7,074	2,970
Operating expenses:
Research and development	3,056	1,842	5,697	3,850
Selling, general and administrative	2,848	2,911	6,313	5,441
Restructuring costs	—	206	—	213
Total operating expenses	5,904	4,959	12,010	9,504
Loss from operations	(2,888)	(3,020)	(4,936)	(6,534)
Gain on sale of TowerJazz Semiconductor Ltd. Shares		181		181
Interest expense	(17)	(20)	(33)	(29)
Interest income and other expense, net	(36)	(52)	(62)	(56)
Loss before income taxes	(2,941)	(2,911)	(5,031)	(6,438)
Provision for (benefit from) income taxes	(44)	330	(24)	387
Net loss	$(2,897)	$(3,241)	$(5,007)	$(6,825)
Net loss per share:
Basic	$(0.05)	$(0.07)	$(0.09)	$(0.15)
Diluted	$(0.05)	$(0.07)	$(0.09)	$(0.15)
Weighted average shares:
Basic	55,379	44,641	54,906	44,579
Diluted	55,379	44,641	54,906	44,579

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(2,897)	$(3,241)	$(5,007)	$(6,825)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	—	54	—	11
Total comprehensive loss	$(2,897)	$(3,187)	$(5,007)	$(6,814)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(5,007)	$(6,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727	632
Stock-based compensation	1,298	737
Write-down of inventories	99	249
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	(181)
Gains on disposal of equipment	(2)	—
Tax effect on other comprehensive income	—	273
Allowance for doubtful accounts	—	11
Changes in operating assets and liabilities:
Accounts receivable	1,285	(862)
Inventories	(3,614)	(824)
Other assets	234	69
Trade payables	(1,028)	579
Accrued liabilities	(583)	841
Other long-term liabilities	(59)	26
Net cash used in operating activities	(6,650)	(5,275)
Cash flows from investing activities:
Capital expenditures for property and equipment	(522)	(83)
Proceeds from sale of fixed assets	2	—
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	—	265
Net cash (used for) provided by investing activities	(520)	182
Cash flows from financing activities:
Payment of debt and capital lease obligations	(114)	(72)
Net proceeds from issuance of common stock	4,208	348
Net cash provided by financing activities	4,094	276
Net (decrease) in cash and cash equivalents	(3,076)	(4,817)
Cash and cash equivalents at beginning of period	37,406	22,578
Cash and cash equivalents at end of period	$34,330	$17,761

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$435	$305
Purchase of equipment included in accounts payable	$306	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low-power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets and supports Customer Specific Standard Products, or CSSPs, Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2013. Operating results for the six months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31. QuickLogic's second fiscal quarter for 2014 and for 2013 ended on Sunday, June 29, 2014 and June 30, 2013, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of June 29, 2014, the Company's principal sources of liquidity consisted of cash and cash equivalents of $34.3 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank. Effective June 30, 2014, the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank ("Agreement") to extend the line of credit for two years through June 27, 2016. The Agreement provides for committed loan advances of up to $6.0 million, subject to increase at the Company's election to up to $10.0 million. See Note 14.

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

Over the longer term, the Company believes that its existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to sell additional shares to capital markets will be sufficient to satisfy its operations and capital expenditures.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

For the second quarter and six months ended June 29, 2014, the Company generated 59% and 40%, respectively, of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the six months ended June 29, 2014, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 29, 2013. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities Exchange Commission, or SEC, on March 6, 2014.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

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

The following shares were not included in the calculation of diluted net loss per share for the second quarter and six months ended June 29, 2014 and June 30, 2013: (i) 6.6 million and 7.4 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million shares of common stock for each period. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

	As of
	June 29, 2014	December 29, 2013
	(in thousands)
Inventories:
Raw materials	$18	$19
Work-in-process	1,419	1,343
Finished goods	6,214	2,774
	$7,651	$4,136
Other current assets:
Prepaid expenses	$952	$845
Other	77	427
	$1,029	$1,272
Property and equipment:
Equipment	$13,976	$13,294
Software	3,337	3,349
Furniture and fixtures	710	710
Leasehold improvements	646	640
	18,669	17,993
Accumulated depreciation and amortization	(15,568)	(15,153)
	$3,101	$2,840

Accrued liabilities:
Employee related accruals	$1,475	$2,821
Other	420	698
	$1,895	$3,519

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	June 29, 2014	December 29, 2013
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	435	310
	1,435	1,310
Current portion of debt and capital lease obligations	(1,288)	(1,177)
Long term portion of capital lease obligations	$147	$133

Revolving Line of Credit

In June 2013, the Company entered into the Ninth Amendment to Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank, the terms of which included a $6.0 million revolving line of credit available through June 27, 2014. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. During the second quarter of 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.73%. Effective June 30, 2014, the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through June 27, 2016. See Note 14.

Silicon Valley Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Agreement. Under the terms of the Agreement, the Company must maintain a minimum tangible net worth of at least $15 million, an adjusted quick ratio of 2-to-1 and a minimum unrestricted cash or cash equivalents balance of at least $8 million. The Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens and the payment of dividends. The Company was in compliance with the financial covenants of the Agreement as of the end of the current reporting period.

Capital Leases

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of June 29, 2014, $157,000 was outstanding under the capital lease, of which $77,000 was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of June 29, 2014, $197,000 was outstanding under the capital lease, of which $130,000 was classified as a current liability.

In February 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.3% per annum. Terms of the agreement required the Company to make payments of principal and interest of $9,000 in March 2012 and $18,000 in December 2012, for a total of $27,000. As of June 29, 2014, there was no balance outstanding under the capital lease.

In January 2012, the Company leased design software tools under a three-year capital lease at an imputed interest rate of 4.24% per annum. Terms of the agreement require the Company to make semi-annual payments of principal and interest of approximately $82,500 through July 2014, for a total of $495,000 over the three-year period. As of June 29, 2014, $81,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of June 29, 2014				As of December 29, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$32,915	$5,015	$27,900	$—	$35,812	$35,812	$—	$—
Total assets	$32,915	$5,015	$27,900	$—	$35,812	$35,812	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of June 29, 2014 and December 29, 2013.

Note 7 - Stockholders' Equity

Common and Preferred Stock

The Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan. As of June 29, 2014, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended June 29, 2014 and June 30, 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of revenue	$36	$22	$78	$52
Research and development	221	46	574	212
Selling, general and administrative	309	217	646	473
Total costs and expenses	$566	$285	$1,298	$737

 No stock-based compensation was capitalized during any period presented above.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected term (years)	6.0	6.4	6.2	6.1
Risk-free interest rate	1.9%	1.3%	2.0%	1.2%
Expected volatility	55.7%	59.3%	55.1%	60.4%
Expected dividend yield	—	—	—	—

The weighted average estimated fair value for options granted during the second quarter of 2014 and 2013 were $1.86 and $1.30 per option, respectively. The weighted average estimated fair value for options granted during the first six months of 2014 and 2013 were $2.10 and $1.30, per option, respectively. As of June 29, 2014 and June 30, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.1 million and $1.6 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.50 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the first six months of 2014:

Shares Available for Grant
(in thousands)
Balance at December 29, 2013	2,253
Options granted	(198)
Options forfeited or expired	57
RSUs granted	(310)
PRSUs forfeited or expired	16
Balance at June 29, 2014	1,818

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2013	7,242	$2.62
Granted	198	3.87
Forfeited or expired	(57)	4.56
Exercised	(1,631)	2.56
Balance outstanding at June 29, 2014	5,752	$2.66	5.82	$13,161
Exercisable at June 29, 2014	4,418	$2.54	4.92	$10,632
Vested and expected to vest at June 29, 2014	5,575	$2.64	5.72	$12,839

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $4.94 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2014 and 2013 was $3.6 million and $28,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2014 and 2013 was approximately $4.2 million and $47,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $296,000 and $607,000 for the second quarter and first six months ended June 29, 2014, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $174,000 and $17,000, respectively, for the second quarter of 2014. As of June 29, 2014, there was $388,000 in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the six months ended June 29, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 29, 2014 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2013	225	$3.17
Granted	310	4.68
Vested	(288)	4.82
Forfeited	(16)	—
Nonvested at June 29, 2014	231	$3.15

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarter of 2014 and 2013 was $1.01 and $0.59 per right, respectively.

As of June 29, 2014, 1.0 million shares remained available for issuance under the 2009 ESPP. For the second quarter of 2014, the Company recorded compensation expense related to the 2009 ESPP of $79,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected term (months)	6.09	6.08	6.09	6.08
Risk-free interest rate	0.05%	0.09%	0.05%	0.09%
Volatility	49.17%	39.03%	49.17%	39.03%
Dividend yield	—	—	—	—

As of June 29, 2014, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $78,000 and is expected to be recognized over a weighted average period of approximately 4.6 months.

Note 10 — Income Taxes

In the second quarter of 2014 and 2013, the Company recorded net income tax benefit of $44,000 and a net tax expense of $330,000, respectively. The income tax benefit for the second quarter of 2014 includes the net effect of the following: (i) income taxes from its foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the current period. The income tax expense for the second quarter of 2013 includes; (i) income taxes from its foreign operations which are cost-plus entities; and (ii) a charge relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz Semiconductor Ltd., or TowerJazz,previously recorded as a component of accumulated other comprehensive income.

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

The Company had approximately $47,000 and $79,000 of unrecognized tax benefits at June 29, 2014 and December 29, 2013, respectively, which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six month period ended June 29, 2014, the Company

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

accrued $3,000 of interest and penalties. As of June 29, 2014, the Company had approximately $20,000 of accrued interest and penalties related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at June 29, 2014 is $16,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue by product line (1):
New products	$4,482	$3,094	$13,398	$4,035
Mature products	2,354	2,032	4,602	4,108
Total revenue	$6,836	$5,126	$18,000	$8,143

_________________

(1)               For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes.  Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue by geography:
South Korea	$2,647	$2,374	$10,446	$2,405
Europe	1,352	338	2,088	788
United States	891	1,022	1,955	1,963
Japan	643	510	1,325	1,112
China	517	371	900	502
Malaysia	690	346	1,149	1,031
Rest of North America	82	127	118	304
Rest of Asia Pacific	14	38	19	38
Total revenue	$6,836	$5,126	$18,000	$8,143

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Distributor “A”	18%	19%	12%	27%
Distributor “C”	*	*	*	12%
Customer “B”	11%	14%	*	18%
Customer "G"	40%	46%	59%	29%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 29, 2014	December 29, 2013
Distributor “A”	30%	20%
Customer "G"	33%	71%
_________________

*	Represents less than 10% of accounts receivable as of the date presented.

As of June 29, 2014, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 29, 2014 and December 29, 2013, the Company had $202,000 and $10.8 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of June 29, 2014, total outstanding purchase obligations were $960,000, which are primarily due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarters of 2014 and 2013 was approximately $240,000 and $259,000, respectively. Total rent expense, net of sublease income, for the first six months of 2014 and 2013 was approximately $471,000 and $492,000, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of June 29, 2014, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2014 (Remaining 6 months)	$452
2015	870
2016	815
2017	776
2018	799
$3,712

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

Note 14 — Subsequent Events

Effective June 30, 2014, the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through June 27, 2016. The Agreement provides for committed loan advances of up to $6,000,000, subject to increase at the Company’s election to up to $10,000,000. Under the Agreement, the Company is required to maintain (i) a tangible net worth of at least $15,000,000, (ii) unrestricted cash or cash equivalents in an amount of at least $8,000,000, and (iii) a ratio of quick assets to obligations of at least 2.00 to 1.00, each as tested as of the last day of each month.

On July 25, 2014, the Company entered into a three-year leased software license agreement with Mentor Graphics Corporation which will begin on August 1, 2014 and extend through December 31, 2017. Under the terms of the agreement, the Company is required to make annual payments of $233,333 over a three year period for a total of $700,000.

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

We work with mobile processor manufacturers in the development of reference designs. Through the use of reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served available market for their processors. In the event, a CSSP development for a processor manufacturer is applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

most recent example of a Catalog CSSP, announced during early 2014, was an Android KitKat compatible, context aware, ultra-low power sensor hub. We are placing a greater emphasis on developing and marketing Catalog CSSPs in the future.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, including existing new product platforms and platforms currently in development. We expect our business growth to be driven by CSSPs and our CSSP revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs, algorithms, firmware, and new CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

During the second quarter of 2014, we generated total revenue of $6.8 million which represents a decrease of 39% from the prior quarter and an increase of 33% over the second quarter of 2013. Our new product revenue decreased to $4.5 million, down 50% sequentially and up 45% year over year. The overall branded Android tablet market declined significantly during the first half of 2014. The decrease in our new product revenue was primarily due to reduced shipments of our ArcticLink III display solution platform to Samsung.  We anticipate new product revenue generated from our Display & Visual Enhancement product category will continue to decline due to reduced demand in the Android tablet market.
For the second quarter of 2014, revenue generated from Samsung accounted for 60% of our new product revenue and 40% of our total revenue. During the quarter, new products were shipped into the Tablet, Smartphone and the Mobile Enterprise markets. Our mature product revenue was $2.4 million, up 5% sequentially and up 16% year over year. We devote substantially all of our development, sales and marketing efforts on our new solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $2.9 million for the second quarter of 2014 compared to a net loss of $3.2 million for the second quarter of 2013.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	June 29, 2014	June 30, 2013
Revenue	100%	100%
Cost of revenue	56%	62%
Gross profit	44%	38%
Operating expenses:
Research and development	45%	36%
Selling, general and administrative	42%	57%
Restructuring Costs	—%	4%
Loss from operations	(42)%	(59)%

Gain on sale of TowerJazz Semiconductor Ltd. Shares	—%	4%
Interest expense	*	*
Interest income and other expense, net	(1)%	(1)%
Loss before income taxes	(43)%	(57)%
Provision for income taxes	(1)%	6%
Net loss	(42)%	(63)%

*Percentage is not considered due to the insignificant amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended June 29, 2014 and June 30, 2013

Revenue

The table below sets forth the changes in revenue for the three months ended June 29, 2014, as compared to the three months ended June 30, 2013 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,482	66%	$3,094	60%	$1,388	45%
Mature products	2,354	34%	2,032	40%	322	16%
Total revenue	$6,836	100%	$5,126	100%	$1,710	33%
_________________

(1)           For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes.  Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The increase in new product revenue was primarily due to shipments to Samsung which had designed our ArcticLink III VX into a new tablet platform. Revenue generated from Samsung accounted for 60% of the new product revenue and 40% of total revenue in the second quarter of 2014. The increase in mature product revenue is due primarily to increased orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung combined with the cyclicality of the mobile market, we have experienced significant fluctuation in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In addition, these large companies provide longer-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$6,836	100%	$5,126	100%	$1,710	33%
Cost of revenue	3,820	56%	3,187	62%	633	20%
Gross Profit	$3,016	44%	$1,939	38%	$1,077	56%

The $1.1 million increase in gross profit in the second quarter of 2014 as compared to the second quarter of 2013 was mainly due to the increase in revenue and favorable purchase price adjustments and sale of previously reserved inventory, partially offset by the increase in royalties in the second quarter of 2014. The sale of previously reserved inventory was $233,000 and $122,000 in the second quarter of 2014 and 2013, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and continue to develop new CSSPs and products, our product life cycle will be shorter and the risk of obsolescence will increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We also regularly review the cost of inventories and purchase commitments against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. In addition, our standard manufacturing lead times are longer than the binding forecasts we receive from larger companies. The revenue fluctuations we have experienced with Samsung have increased the risk of inventory obsolescence of our ArcticLink III display solution platform family.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 29, 2014, as compared to the three months ended June 30, 2013 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,056	45%	$1,842	36%	$1,214	66%
SG&A expense	2,848	42%	2,911	57%	(63)	(2)%
Restructuring costs	—	—%	206	4%	(206)	(100)%
Total operating expenses	$5,904	87%	$4,959	97%	$945	19%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $1.2 million increase in R&D expenses in the second quarter of 2014, as compared to the second quarter of 2013, was attributable primarily to a $444,000 increase in compensation expenses due to increased headcount; a $333,000 increase in the purchase of intellectual property; a $175,000 increase in stock-based compensation expenses; and a $78,000 increase in third-party chip design costs. We expect that our R&D expenses will continue to increase due to planned engineering hires.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $63,000 decrease in SG&A expenses in the second quarter of 2014, as compared to the second quarter of 2013, was primarily due to a $373,000 decrease in compensation expenses due to a decrease in headcount; a $29,000 decrease in other employee costs; a $13,000 decrease in travel and entertainment expenses; and a $11,000 decrease in equipment and supplies purchases. These decreases were offset by a $395,000 increase in outside services related to an upgrade of our enterprise resource planning, or ERP, system; a $92,000 increase in stock-based compensation expenses; and a $65,000 increase in occupancy costs.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	June 29, 2014	June 30, 2013	Amount	Percentage
Interest expense	$(17)	$(20)	$3	(15)%
Interest income and other expense, net	(36)	(52)	16	(31)%
	$(53)	$(72)	$19	(26)%

The decrease in interest expense was due primarily to the reduction in interest accrued for leased design software tools in the second quarter of 2014 as compared to the second quarter of 2013. The decrease in interest income and other expense, net, was due primarily to foreign exchange fluctuations in the second quarter of 2014 as compared to the second quarter of 2013.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the income taxes provision (benefit) for the three months ended June 29, 2014 as compared to the three months ended June 30, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	June 29, 2014	June 30, 2013	Amount	Percentage
(Benefit from) provision for income taxes	$(44)	$330	$(374)	(113)%

The income tax benefit for the second quarter of 2014 was primarily from a release of tax contingency reserves where the statute of limitations has expired offset by tax on foreign operations which are cost plus entities. The income tax provision for the second quarter of 2013 was primarily from our foreign operations which are cost-plus entities and a charge relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz , previously recorded as a component of accumulated other comprehensive income. As of the end of the second quarter of 2014, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended June 29, 2014 and June 30, 2013

Revenue

The table below sets forth the changes in revenue for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$13,398	74%	$4,035	50%	$9,363	232%
Mature products	4,602	26%	4,108	50%	494	12%
Total revenue	$18,000	100%	$8,143	100%	$9,857	121%

_________________

(1)              For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes.  Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The increase in new product revenue was primarily driven by shipments of our ArcticLink III VX device to Samsung. Revenue generated from Samsung accounted for 79% of the new product revenue and 59% of the total revenue. The increase in mature product revenue is due primarily to orders from our customers in the aerospace, test and instrumentation sectors.

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

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$18,000	100%	$8,143	100%	$9,857	121%
Cost of revenue	10,926	61%	5,173	64%	5,753	111%
Gross Profit	$7,074	39%	$2,970	36%	$4,104	138%

The $4.1 million increase in gross profit in the first six months of 2014 as compared to the first six months of 2013 was mainly due to the increase in revenue and favorable purchase price adjustments and sale of previously reserved inventory, partially offset by the increase in royalties in the second quarter of 2014. Inventory reserve provisions were $99,000 and $249,000 in the first six months of 2014 and 2013, respectively. The sale of previously reserved inventories was $352,000 and $337,000 in the first six months of 2014 and 2013, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2014		June 30, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$5,697	32%	$3,850	47%	$1,847	48%
SG&A expense	6,313	35%	5,441	67%	872	16%
Restructuring costs	—	—%	213	3%	(213)	(100)%
Total operating expenses	$12,010	67%	$9,504	117%	$2,506	26%

Research and Development

The $1.8 million increase in R&D expenses in the first six months of 2014 as compared to the first six months of 2013 was attributable primarily to $690,000 increase in compensation expenses related to an increase in headcount; a $490,000 increase in stock-based compensation expenses; a $333,000 increase due to the purchase of intellectual property; and a $30,000 increase in third party chip design costs.

Selling, General and Administrative Expense

The $872,000 increase in SG&A expenses in the first six months of 2014 as compared to the first six months of 2013 was primarily due to an increase of $532,000 in administration consulting expenses related to stock expense, legal, recruiting, and director fees and a $317,000 increase in consulting expenses related to the upgrade of the Company's ERP system.

Restructuring Costs

In an effort to consolidate and streamline its engineering organization, the Company implemented a restructuring plan on March 28, 2013. The total associated charges for employee severance benefits under the restructuring plan was $213,000 as of June 30, 2013.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the six months ended June 29, 2014, as compared to the six months ended June 30, 2013 (in thousands, except percentage data):

	Six Months Ended		Change
	June 29, 2014	June 30, 2013	Amount	Percentage
Interest expense	$(33)	$(29)	$(4)	14%
Interest income and other, net	(62)	(56)	(6)	11%
	$(95)	$(85)	$(10)	12%

The increase in interest expense was due primarily to the increase in our average debt obligation to $1.3 million in the first six months of 2014 from $340,000 in the first six months of 2013. The increase in interest income and other, net was due primarily to the foreign exchange losses in the first six months of 2014 as compared to the first six months of 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for (Benefit from) Income Taxes

The table below sets forth the changes for income taxes provision (benefit) for the six months ended June 29, 2014 as compared to the six months ended June 30, 2013 (in thousands, except percentage data):

	Six Months Ended		Change
	June 29, 2014	June 30, 2013	Amount	Percentage
Provision for (Benefit from) Income Taxes	$(24)	387	$(411)	(106)%

The income tax benefit for the first six months of 2014 was primarily from a release of tax contingency reserves where the statute of limitations has expired offset by tax on foreign operations which are cost plus entities. The income tax provision for the first six months of 2013 was primarily from our foreign operations which are cost-plus entities and a charge relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz , previously recorded as a component of accumulated other comprehensive income.

As of June 29, 2014, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of June 29, 2014, our principal sources of liquidity consisted of our cash and cash equivalents of $34.3 million and available credit under our revolving line of credit with Silicon Valley Bank of $5.0 million. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: the prime rate plus the prime rate margin, or the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of June 29, 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.73%. On June 30, 2014, the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through June 27, 2016. The Agreement provides for committed loan advances of up to $6.0 million, subject to increase at the Company's election to up to $10.0 million.

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

Over the longer term, we believe that our existing cash and cash equivalents, together with financial resources generated from our revolving line of credit with Silicon Valley Bank and our ability to sell additional shares to capital markets, will be sufficient to satisfy our operations and capital expenditures.

Most of our cash and cash equivalents were invested in a U.S. Treasury money market fund rated AAAm/Aaa. Our interest-bearing debt consisted of $435,000 outstanding under capital leases and $1.0 million outstanding under our revolving debt (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $888,000 and $882,000 at June 29, 2014 and December 29, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash from operating activities

Net cash used for operating activities was $6.7 million in the first six months of 2014. The cash used for operating activities is a result of the net loss of $5.0 million and cash used for operating assets and liabilities of $3.8 million partially offset by $2.1 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.3 million, depreciation and amortization of $727,000, and a write-down of inventory of $99,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories in anticipation of potential future revenues and a reduction in accounts payable due to timing of payments.

Net cash used for operating activities was $5.3 million in the first six months of 2013. The cash used for operating activities is a result of the net loss of $6.8 million partially offset by changes in operating assets and liabilities and $1.7 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $737,000, depreciation and amortization of $632,000, tax effect on other comprehensive income of $273,000, a gain on the sale of TowerJazz shares of $181,000, and a write-down of inventory of $249,000. In addition, changes in operating assets and liabilities provided cash of $171,000 in the first six months of 2013.

Net cash from investing activities

Net cash used by investing activities for the first six months of 2014 was $520,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $880,000 during the remainder of fiscal year 2014.

Net cash provided by investing activities for the first six months of 2013 was $182,000, which was primarily from the sale of TowerJazz stock offset by cash used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $4.1 million for the first six months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans.

Net cash provided by financing activities was $276,000 for the first six months of 2013, due primarily to $348,000 in proceeds related to the issuance of common shares to employees under our equity plans which was partially offset by $72,000 of scheduled payments under the terms of our capital lease obligations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 29, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$3,712	$891	$1,634	$1,187
Wafer purchases (1)	202	202	—	—
Other purchase commitments	960	960	—	—
Total contractual cash obligations	4,874	2,053	1,634	1,187
Other commercial commitments (2):
Revolving line of credit	1,000	1,000	—	—
Capital lease obligations (3)	435	288	147	—
Total commercial commitments	1,435	1,288	147	—
Total contractual obligations and commercial commitments (4)	$6,309	$3,341	$1,781	$1,187
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecast wafer volume. Wafer and finished goods purchase commitments of $202,000 include firm purchase commitments as of June 29, 2014.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of June 29, 2014.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $47,000 as of June 29, 2014. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2014 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19% and 22% of total operating expenses for the first six months of 2014 and 2013, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $231,000 in the first six months of 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 29, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Risk Factors

Currently we depend on Samsung for a significant portion of our revenue and the loss of or reduction in orders from Samsung could adversely impact our inventory levels and affect our revenue and harm our business, financial condition, operating results and cash flows.

During our second quarter ended June 29, 2014, Samsung accounted for 40% of our total revenue. Samsung purchased fewer of our products in the second quarter of 2014, than they did in the first quarter of 2014.  In the future, they may decide to purchase even fewer of our products or not to continue to purchase our products.  Samsung may also decide to modify the terms on which they purchase our products.  Samsung is not required to continue to purchase our products. If we fail to continue to make design wins with Samsung, or properly time our inventory purchases, which require a commitment by us with suppliers several months prior to forecasted shipments to Samsung, our revenue and profitability may be adversely affected and the risk of inventory obsolescence may increase.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
10.37[1]	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation.
10.38[2]	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and QuickLogic Corporation.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.
(2) Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 2, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	August 7, 2014	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.37[1]	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation.
10.38[2]	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and QuickLogic Corporation.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.
(2) Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 2, 2014.