Form 10-Q
period 2014-09-28
QUICKLOGIC CORPORATION
filed 2014-11-04
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of October 30, 2014, the registrant had outstanding 55,859,141 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
September 28, 2014

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,159	$37,406
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,747	3,261
Inventories	6,878	4,136
Other current assets	964	1,272
Total current assets	40,748	46,075
Property and equipment, net	2,889	2,840
Other assets	228	211
TOTAL ASSETS	$43,865	$49,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$1,000
Trade payables	1,724	3,578
Accrued liabilities	1,839	3,519
Current portion of capital lease obligations	223	177
Total current liabilities	3,786	8,274
Long-term liabilities:
Revolving line of credit	$1,000	—
Capital lease obligations, less current portion	225	133
Other long-term liabilities	64	121
Total liabilities	5,075	8,528
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,859 and 53,788 shares issued and outstanding, respectively	56	54
Additional paid-in capital	237,500	230,373
Accumulated deficit	(198,766)	(189,829)
Total stockholders' equity	38,790	40,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,865	$49,126

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue	$4,124	$9,066	$22,124	$17,209
Cost of revenue	2,361	6,037	13,287	11,210
Gross profit	1,763	3,029	8,837	5,999
Operating expenses:
Research and development	3,057	2,052	8,754	5,902
Selling, general and administrative	2,579	3,207	8,892	8,648
Restructuring costs	—	(32)	—	181
Total operating expenses	5,636	5,227	17,646	14,731
Loss from operations	(3,873)	(2,198)	(8,809)	(8,732)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	—	181
Interest expense	(34)	(8)	(67)	(37)
Interest income and other expense, net	(17)	(74)	(79)	(130)
Loss before income taxes	(3,924)	(2,280)	(8,955)	(8,718)
Provision for (benefit from) income taxes	6	(18)	(18)	369
Net loss	$(3,930)	$(2,262)	$(8,937)	$(9,087)
Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.16)	$(0.20)
Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.20)
Weighted average shares:
Basic	55,812	44,761	55,208	44,640
Diluted	55,812	44,761	55,208	44,640

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net loss	$(3,930)	$(2,262)	$(8,937)	$(9,087)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	—	—	—	11
Total comprehensive loss	$(3,930)	$(2,262)	$(8,937)	$(9,076)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net loss	$(8,937)	$(9,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,129	952
Stock-based compensation	1,750	1,067
Write-down of inventories	96	379
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	(181)
(Gains) losses on disposal of equipment	(2)	27
Write-off of equipment	5	3
Tax effect on other comprehensive income	—	273
Allowance for doubtful accounts	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,514	(3,733)
Inventories	(2,838)	(202)
Other assets	291	350
Trade payables	(2,106)	862
Accrued liabilities	(635)	1,396
Other long-term liabilities	(57)	(27)
Net cash used in operating activities	(9,790)	(7,941)
Cash flows from investing activities:
Capital expenditures for property and equipment	(525)	(1,207)
Proceeds from sale of fixed assets	2	—
Proceeds from sale of TowerJazz Semiconductor Ltd. Shares	—	265
Net cash used in investing activities	(523)	(942)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(268)	(182)
Stock issuance cost	—	(70)
Proceeds from debt obligations	—	1,000
Net proceeds from issuance of common stock	4,334	428
Net cash provided by financing activities	4,066	1,176
Net (decrease) in cash and cash equivalents	(6,247)	(7,707)
Cash and cash equivalents at beginning of period	37,406	22,578
Cash and cash equivalents at end of period	$31,159	$14,871

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$448	$194
Purchase of equipment included in accounts payable	$33	$123

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with generally accepted accounting principles, or GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2013. Operating results for the nine months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarter for 2014 and for 2013 ended on Sunday, September 28, 2014 and September 29, 2013, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of September 28, 2014, the Company's principal sources of liquidity consisted of cash and cash equivalents of $31.2 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank. Effective June 30, 2014, the Company entered into a Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank as amended by the First Amendment to the Third Amended and Restated Loan and Security Agreement, dated September 26, 2014 to extend the line of credit for two years through June 27, 2016. The Third Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increase at the Company's election to up to $10.0 million.

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

For the three months and nine months ended September 28, 2014, the Company generated 27% and 53%, respectively, of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the nine months ended September 28, 2014, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 29, 2013. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the Securities Exchange Commission, or SEC, on March 6, 2014.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern(ASU 2014-15). This ASU 2014-15 provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are currently commonly provided by entities today in the financial statement footnotes. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of ASU 2014-15 on its consolidated financial statements and footnote disclosures.
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

The following shares were not included in the calculation of diluted net loss per share for the three months and nine months ended September 28, 2014 and September 29, 2013: (i) 6.6 million and 7.3 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million shares of common stock. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

	As of
	September 28, 2014	December 29, 2013
	(in thousands)
Inventories:
Raw materials	$—	$19
Work-in-process	1,133	1,343
Finished goods	5,745	2,774
	$6,878	$4,136
Other current assets:
Prepaid expenses	$880	$845
Other	84	427
	$964	$1,272
Property and equipment:
Equipment	$13,883	$13,294
Software	3,332	3,349
Furniture and fixtures	710	710
Leasehold improvements	646	640
	18,571	17,993
Accumulated depreciation and amortization	(15,682)	(15,153)
	$2,889	$2,840

Accrued liabilities:
Employee related accruals	$1,452	$2,821
Other	387	698
	$1,839	$3,519

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	September 28, 2014	December 29, 2013
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	448	310
	1,448	1,310
Current portion of debt and capital lease obligations	(223)	(1,177)
Long term portion of capital lease obligations	$1,225	$133

Revolving Line of Credit

The Company has entered into the Third Loan Agreement. The terms of the Third Loan Agreement include a $6.0 million revolving line of credit available through June 27, 2016. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate, which is LIBOR plus the LIBOR rate margin. During the third quarter of 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.75%.

Silicon Valley Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Third Loan Agreement. Under the terms of the Third Loan Agreement, the Company must maintain a minimum tangible net worth of at least $15 million, an adjusted quick ratio of 2-to-1 and a minimum unrestricted cash or cash equivalents balance of at least $8 million. The Third Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company was in compliance with the financial covenants of the Third Loan Agreement as of the end of the current reporting period.

Capital Leases

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of September 28, 2014, $126,000 was outstanding under this capital lease, of which $15,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of September 28, 2014, $157,000 was outstanding under the capital lease, of which $77,000 was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of September 28, 2014, $165,000 was outstanding under the capital lease, of which $131,000 was classified as a current liability.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The accounting guidance for fair value measurement also specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company's own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of September 28, 2014				As of December 29, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$29,949	$—	$29,949	$—	$35,812	$35,812	$—	$—
Total assets	$29,949	$—	$29,949	$—	$35,812	$35,812	$—	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of September 28, 2014 and December 29, 2013.

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

Note 8 — Employee Stock Plans

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and non-qualified options, restricted stock units and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan, which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan. As of September 28, 2014, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Note 9 — Stock-Based Compensation

The Company's equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The Company provides stock-based incentive compensation, or awards, to eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and cash settlement of stock appreciation rights, or SARs. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the program have a maximum contractual term of ten years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	$32	$24	$110	$76
Research and development	176	74	750	286
Selling, general and administrative	244	232	890	705
Total costs and expenses	$452	$330	$1,750	$1,067

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected term (years)	6.2	4.9	6.2	6.1
Risk-free interest rate	1.98%	1.51%	1.98%	1.19%
Expected volatility	55.10%	62.62%	55.10%	60.53%
Expected dividend yield	—	—	—	—

The weighted average estimated fair value for options granted during the third quarter of 2014 and 2013 was $2.10 and $1.39 per option, respectively. The weighted average estimated fair value for options granted during the first nine months of 2014 and 2013 was $2.10 and $1.30, per option, respectively. As of September 28, 2014 and September 29, 2013, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.9 million and $1.4 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.34 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the first nine months of 2014:

Shares Available for Grant
(in thousands)
Balance at December 29, 2013	2,253
Options granted	(208)
Options forfeited or expired	154
RSUs granted	(416)
PRSUs forfeited or expired	24
Balance at September 28, 2014	1,807

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2013	7,242	$2.62
Granted	208	3.84
Forfeited or expired	(154)	3.55
Exercised	(1,687)	2.56
Balance outstanding at September 28, 2014	5,609	$2.66	5.42	$3,237
Exercisable at September 28, 2014	4,461	$2.55	4.60	$2,992
Vested and expected to vest at September 28, 2014	5,404	$2.64	5.29	$3,199

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $3.03 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2014 and 2013 was $3.7 million and $46,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2014 and 2013 was approximately $4.3 million and $108,000 respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $225,000 and $832,000 for the third quarter and first nine months ended September 28, 2014, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to RSUs and PRSUs was $154,000 and $2,000, respectively, for the third quarter of 2014. As of September 28, 2014, there was $515,000 in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the nine months ended September 28, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 28, 2014 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2013	225	$3.17
Granted	416	4.47
Vested	(300)	4.76
Forfeited	(24)	—
Nonvested at September 28, 2014	317	$3.36

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarter of 2014 and 2013 was $1.01 and $0.59 per right, respectively.

As of September 28, 2014, 1,002,000 shares remained available for issuance under the 2009 ESPP. For the third quarter of 2014, the Company recorded compensation expense related to the 2009 ESPP of $71,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected term (months)	6.09	6.08	6.09	6.08
Risk-free interest rate	0.05%	0.09%	0.05%	0.09%
Volatility	49.17%	39.03%	49.17%	39.03%
Dividend yield	—	—	—	—

As of September 28, 2014, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $37,000 and is expected to be recognized over a weighted average period of approximately 1.6 months.

Note 10 — Income Taxes

In the third quarter of 2014 and 2013, the Company recorded net income tax expense of $6,000 and a net tax benefit of $18,000, respectively. The income tax expense for the third quarter of 2014 relates to income taxes from its foreign operations which are cost-plus entities. The income tax benefit for the third quarter of 2013 resulted primarily from a reversal of a foreign tax accrual and its foreign operations which are cost-plus entities.

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

The Company had approximately $47,000 and $79,000 of unrecognized tax benefits at September 28, 2014 and December 29, 2013, respectively, which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine month period ended September 28, 2014, the Company accrued $4,000 of interest and penalties. As of September 28, 2014, the Company had approximately $21,000 of accrued interest and penalties related to uncertain tax positions.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Included in the balance of unrecognized tax benefits at September 28, 2014 is $16,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue by product line (1):
New products	$2,236	$7,139	$15,634	$11,174
Mature products	1,888	1,927	6,490	6,035
Total revenue	$4,124	$9,066	$22,124	$17,209
_________________

(1)               For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue by geography:
Asia Pacific	$2,341	$7,467	$16,179	$12,555
North America	1,084	1,025	3,158	3,292
Europe	699	574	2,787	1,362
Total revenue	$4,124	$9,066	$22,124	$17,209

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Distributor "A"	26%	15%	15%	20%
Distributor "B"	12%	*	*	*
Customer "B"	13%	*	*	10%
Customer "G"	27%	68%	53%	49%

*	Represents less than 10% of revenue for the period presented.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 28, 2014	December 29, 2013
Distributor "A"	25%	20%
Customer "G"	53%	71%

As of September 28, 2014, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of September 28, 2014 and December 29, 2013, the Company had $569,000 and $10.8 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of September 28, 2014, total outstanding purchase obligations were $1.9 million, which are primarily due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarters of 2014 and 2013 was approximately $239,000 and $234,000, respectively. Total rent expense, net of sublease income, for the first nine months of 2014 and 2013 was approximately $710,000 and $726,000, respectively.

As of September 28, 2014, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2014 (Remaining 3 months)	$226
2015	925
2016	847
2017	781
2018	799
$3,578

Note 13 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved: (i) without costly litigation; (ii) in a manner that is not adverse to the Company's financial position, results of operations or cash flows; or (iii) without requiring royalty or other payments which may adversely impact gross profit.

Note 14 — Subsequent Events

Subsequent to September 28, 2014, the Company issued Purchase Orders to Staples, Inc. and also various other vendors for leasehold improvements at its headquarters for a total amount of approximately $469,000.

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

Overview

We develop and market low-power customizable semiconductor solutions that enable customers to add new differentiated features, enable always-on and contextually aware sensor applications, extend battery life and improve the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Smartphones, Tablets, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display & Visual Enhancement, Smart Connectivity and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include one or more of the following: a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; algorithms; software drivers; and firmware. Our main platform families, ArcticLink® and PolarPro®, are standard silicon platforms. Recent examples of PSBs that have been developed and that are available to customers include driving one or more Light Emitting Diodes, or LEDs, Barcode transmission via InfraRed (IR) LED and TV remote control via LED. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering BOM cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products, and to processor vendors wishing to expand their served available market through the deployment of reference designs to their customers. Our solutions enable OEMs and ODMs to add new features, deploy sensor-enabled applications, extend battery life and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions.

We work with mobile processor manufacturers and sensor suppliers in the development of reference designs. Through the use of reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served available market for their processors. In the event that a CSSP development with a processor manufacturer or a set of sensor vendors is applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. The most recent example of a Catalog CSSP, announced during early

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

During the third quarter of 2014, we generated total revenue of $4.1 million which represents a decrease of 40% from the prior quarter and a decrease of 55% over the third quarter of 2013. Our new product revenue decreased to $2.2 million, down 50% sequentially and down 69% year over year. The overall branded Android tablet market declined significantly during the first nine months of 2014. The decrease in our new product revenue was primarily due to reduced shipments of our ArcticLink III display solution platform to Samsung for certain Android tablets. We anticipate new product revenue generated from our Display & Visual Enhancement product category will continue to fluctuate depending on the demand in the Android tablet market.
For the third quarter of 2014, revenue generated from Samsung accounted for 51% of our new product revenue and 27% of our total revenue compared to 60% and 40% respectively for the second quarter of 2014. During the third quarter, new products were shipped into the Tablet, Smartphone and the Mobile Enterprise markets. Our mature product revenue was $1.9 million, down 20% sequentially and down 2% period over period. We devote substantially all of our development, sales and marketing efforts to our new solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $3.9 million for the third quarter of 2014 compared to a net loss of $2.3 million for the third quarter of 2013.
Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on March 6, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenue	100%	100%
Cost of revenue	57%	67%
Gross profit	43%	33%
Operating expenses:
Research and development	74%	23%
Selling, general and administrative	63%	35%
Restructuring Costs	—%	(0.4)%
Loss from operations	(94)%	(25)%

Interest expense	(1)%	*
Interest income and other expense, net	*	(1)%
Loss before income taxes	(95)%	(25)%
Provision for income taxes	*	*
Net loss	(95)%	(25)%

*Percentage is not considered due to the insignificant amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended September 28, 2014 and September 29, 2013

Revenue

The table below sets forth the changes in revenue for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013 (in thousands, except percentage data):

	Three Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,236	54%	$7,139	79%	$(4,903)	(69)%
Mature products	1,888	46%	1,927	21%	(39)	(2)%
Total revenue	$4,124	100%	$9,066	100%	$(4,942)	(55)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The decrease in new product revenue was primarily due to decreased shipments of our ArcticLink III display bridge solution platform to Samsung for certain Android tablets. Revenue generated from Samsung accounted for 51% of the new product revenue and 27% of total revenue in the third quarter of 2014. The decrease in mature product revenue is primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors and royalty income.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung, combined with the cyclical nature of the mobile market, we have experienced significant fluctuation in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In addition, these large companies provide longer-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 (in thousands, except percentage data):

	Three Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$4,124	100%	$9,066	100%	$(4,942)	(55)%
Cost of revenue	2,361	57%	6,037	67%	(3,676)	(61)%
Gross Profit	$1,763	43%	$3,029	33%	$(1,266)	(42)%

The $1.3 million decrease in gross profit in the third quarter of 2014 as compared to the third quarter of 2013 was mainly due to the decrease in revenue from our new and matured products. The sale of previously reserved inventory was $144,000 and $136,000 in the third quarter of 2014 and 2013, respectively. The increase in gross margin percentage in the third quarter of 2014 as compared to the third quarter of 2013 was primarily driven by the mix of customers and products shipped during the third quarter of 2014.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We regularly review the cost of inventories and purchase commitments against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers. The revenue fluctuations we have experienced with Samsung have increased the risk of inventory obsolescence of our ArcticLink III display solution platform family.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013 (in thousands, except percentage data):

	Three Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,057	74%	$2,052	23%	$1,005	49%
SG&A expense	2,579	63%	3,207	35%	(628)	(20)%
Restructuring costs	—	—%	(32)	—%	32	(100)%
Total operating expenses	$5,636	137%	$5,227	58%	$409	8%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $1.0 million increase in R&D expenses in the third quarter of 2014, as compared to the third quarter of 2013, was primarily attributable to a $546,000 increase in compensation expenses due to increased headcount; a $311,000 increase in third-party chip design costs; and a $102,000 increase in stock-based compensation expenses. We expect that our R&D expenses will continue to increase due to planned engineering hires.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $628,000 decrease in SG&A expenses in the third quarter of 2014, as compared to the third quarter of 2013, was primarily due to lower compensation expenses as a result of a $617,000 decrease in executive bonus accruals.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	September 28, 2014	September 29, 2013	Amount	Percentage
Interest expense	$(34)	$(8)	$(26)	325%
Interest income and other expense, net	(17)	(74)	57	(77)%
	$(51)	$(82)	$31	(38)%

The increase in interest expense was primarily due to bank fee charges related to the renewal of our credit line in the third quarter of 2014 as compared to the third quarter of 2013. The decrease in interest income and other expense, net, was primarily due to foreign exchange fluctuations in the third quarter of 2014 as compared to the third quarter of 2013.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the income tax provision (benefit) for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 (in thousands, except percentage data):

	Three Months Ended		Change
	September 28, 2014	September 29, 2013	Amount	Percentage
Provision for (Benefit from) income taxes	$6	$(18)	$24	(133)%

The income tax provision for the third quarter of 2014 was primarily from our foreign operations, which are cost-plus entities. The income tax benefit for the third quarter of 2013 resulted from the reversal of a foreign tax accrual and its foreign operations which are cost-plus entities.

As of the end of the third quarter of 2014, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended September 28, 2014 and September 29, 2013

Revenue

The table below sets forth the changes in revenue for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 (in thousands, except percentage data):

	Nine Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$15,634	71%	$11,174	65%	$4,460	40%
Mature products	6,490	29%	6,035	35%	455	8%
Total revenue	$22,124	100%	$17,209	100%	$4,915	29%

_________________

(1)              For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The increase in new product revenue was primarily driven by shipments of our ArcticLink III display bridge device to Samsung during the first quarter of 2014. Revenue generated from Samsung accounted for 75% of the new product revenue and 53% of the total revenue. The increase in mature product revenue is due primarily to orders from our customers in the aerospace, test and instrumentation sectors.

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

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 (in thousands, except percentage data):

	Nine Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$22,124	100%	$17,209	100%	$4,915	29%
Cost of revenue	13,287	60%	11,210	65%	2,077	19%
Gross Profit	$8,837	40%	$5,999	35%	$2,838	47%

The $2.8 million increase in gross profit in the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to the increase in revenue from new and mature products and favorable purchase price adjustments, sale of previously reserved inventory, and an increase in royalties. Inventory reserve provisions were $96,000 and $379,000 in the first nine months of 2014 and 2013, respectively. The sale of previously reserved inventories was $496,000 and $473,000 in the first nine months of 2014 and 2013, respectively. The increase in gross margin percentage period over period was primarily driven by the mix of customers and products shipped in the first nine months of 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 (in thousands, except percentage data):

	Nine Months Ended
	September 28, 2014		September 29, 2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$8,754	40%	$5,902	34%	$2,852	48%
SG&A expense	8,892	40%	8,648	50%	244	3%
Restructuring costs	—	—%	181	1%	(181)	(100)%
Total operating expenses	$17,646	80%	$14,731	85%	$2,915	20%

Research and Development

The $2.9 million increase in R&D expenses in the first nine months of 2014 as compared to the first nine months of 2013 was primarily attributable to a $1.2 million increase in compensation expenses related to an increase in headcount; a $592,000 increase in stock-based compensation expenses; a $349,000 increase due to the purchase of intellectual property; and a $341,000 increase in third party chip design costs.

Selling, General and Administrative Expense

The $244,000 increase in SG&A expenses in the first nine months of 2014 as compared to the first nine months of 2013 was primarily due to an increase of $470,000 in consulting expenses related to the upgrade of the Company's ERP system; a $118,000 increase in international sales representative commissions; a $100,000 increase in legal expenses; a $107,000 increase in occupancy cost; a $98,000 increase in other outside services; a $71,000 increase in stock expense consulting expenses; and an increase of $44,000 in equipment and supplies purchased. These increases were offset by a $820,000 decrease in compensation expenses due to a decrease in headcount and a $617,000 decrease in executive bonus accruals.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 28, 2014	September 29, 2013	Amount	Percentage
Interest expense	$(67)	$(37)	$(30)	81%
Interest income and other expense, net	(79)	(130)	51	(39)%
	$(146)	$(167)	$21	(13)%

The increase in interest expense was due to bank fee charges related to the renewal of our credit line and the increase in our average debt obligation to $1.4 million in the first nine months of 2014 from $810,000 in the first nine months of 2013. The decrease in interest income and other expense, net was due primarily due to foreign exchange fluctuations in the first nine months of 2014 as compared to the first nine months of 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for (Benefit from) Income Taxes

The table below sets forth the changes for income taxes provision (benefit) for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 28, 2014	September 29, 2013	Amount	Percentage
(Benefit from) Provision for Income Taxes	$(18)	369	$(387)	(105)%

The income tax benefit for the first nine months of 2014 was primarily from a release of tax contingency reserves when the statute of limitations expired, offset by tax on foreign operations which are cost plus entities. The income tax provision for the first nine months of 2013 was primarily from our foreign operations which are cost-plus entities, a charge relating to the reclassification of the tax effect of historical unrealized gains on our investment in TowerJazz, previously recorded as a component of accumulated other comprehensive income, and a reversal of a foreign tax accrual.

As of September 28, 2014, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of September 28, 2014, our principal sources of liquidity consisted of our cash and cash equivalents of $31.2 million and available credit under our $5.0 million revolving line of credit with Silicon Valley Bank, which expires on June 27, 2016. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, an unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: (i) the prime rate plus the prime rate margin, or (ii) the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of September 28, 2014, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.75%.

We currently use cash to fund capital expenditures and operating losses. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months.

Over the longer term, we believe that our existing cash and cash equivalents, together with financial resources generated from our revolving line of credit with Silicon Valley Bank and our ability to sell additional shares to capital markets, will be sufficient to satisfy our operations and capital expenditures.

Most of our cash and cash equivalents were invested in money market funds with investment bankers rated AAAm/Aaa. Our interest-bearing debt consisted of $448,000 outstanding under capital leases and $1.0 million outstanding under our revolving debt (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $888,000 and $882,000 at September 28, 2014 and December 29, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash from operating activities

Net cash used for operating activities was $9.8 million in the first nine months of 2014. The cash used for operating activities is a result of the net loss of $8.9 million and cash used for operating assets and liabilities of $3.8 million partially offset by $3.0 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.8 million, depreciation and amortization of $1.1 million, and a write-down of inventory of $96,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories in anticipation of potential future revenues and a reduction in accounts payable due to timing of payments.

Net cash used for operating activities was $7.9 million in the first nine months of 2013. The cash used for operating activities is a result of the net loss of $9.1 million and changes in operating assets and liabilities of $1.3 million, partially offset by $2.5 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.1 million, depreciation and amortization of $952,000, tax effect on other comprehensive income of $273,000, a gain on the sale of TowerJazz shares of $181,000, and a write-down of inventory of $379,000.

Net cash from investing activities

Net cash used by investing activities for the first nine months of 2014 was $523,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by leasehold improvements to the Company's facility and the development of new products and manufacturing levels, are projected to be approximately $715,000 during the remainder of fiscal year 2014.

Net cash used by investing activities for the first nine months of 2013 was $942,000, which was primarily due to the purchase of equipment and software used for the production and development of new products, partially offset by the proceeds from the sale of TowerJazz stock.

Net cash from financing activities

Net cash provided by financing activities was $4.1 million for the first nine months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans, which was partially offset by scheduled repayments of lease obligations.

Net cash provided by financing activities was $1.2 million for the first nine months of 2013, due primarily to $1.0 million in proceeds from our revolving loan, $428,000 in proceeds related to the issuance of common shares to employees under our equity plans, which was partially offset by $182,000 of scheduled repayments under the terms of our capital lease obligations, and $70,000 of stock issuance cost related to filing of a shelf registration statement in the third quarter of 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 28, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$3,578	$922	$1,663	$993
Wafer purchases (1)	569	569	—	—
Other purchase commitments	1,918	1,374	544	—
Total contractual cash obligations	6,065	2,865	2,207	993
Other commercial commitments (2):
Revolving line of credit	1,000	—	1,000	—
Capital lease obligations (3)	448	223	225	—
Total commercial commitments	1,448	223	1,225	—
Total contractual obligations and commercial commitments (4)	$7,513	$3,088	$3,432	$993
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecast wafer volume. Wafer and finished goods purchase commitments of $569,000 include firm purchase commitments as of September 28, 2014.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of September 28, 2014.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $47,000 as of September 28, 2014. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2014 would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19% and 21% of total operating expenses for the first nine months of 2014 and 2013, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $328,000 in the first nine months of 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

During our third quarter ended September 28, 2014, Samsung accounted for 27% of our total revenue. In the future, Samsung may decide to purchase fewer of our products or discontinue purchase of our products.  Samsung may also decide to modify the terms on which they purchase our products.  Samsung is not contractually required to continue to purchase our products. If we fail to continue to make design wins with Samsung, or properly time our inventory purchases, which require a commitment by us with suppliers several months prior to forecasted shipments to Samsung, our revenue and profitability may be adversely affected and the risk of inventory obsolescence may increase.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
10.39	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and QuickLogic Corporation dated September 26, 2014.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	November 4, 2014	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.39	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and QuickLogic Corporation dated September 26, 2014.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document