Form 10-K
period 2014-12-28
QUICKLOGIC CORPORATION
filed 2015-03-05
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2014, the registrant's most recently completed second fiscal quarter, was $258,631,892 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At February 23, 2015, the registrant had 56,187,409 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on or about April 23, 2015, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of CSSP design opportunities into revenue; (ii) the commercial and technical success of our new products and our successful introduction of products and CSSPs incorporating emerging technologies or standards; (iii)  our dependence on our relationships with our foundries each of which manufactures wafers for different types of products; (iv)  our dependence upon single suppliers to fabricate and assemble our products; (v) the liquidity required to support our future operating and capital requirements; (vi) our ability to accurately estimate quarterly revenue; (vii) our expectations about market and product trends; (viii) our future plans for partnerships and collaborations; and (ix) our ability to forecast demand for our products. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor and software algorithm solutions that enable customers to differentiate their products by adding new features, extending battery life, becoming more contextually aware and improving the visual experience with their mobile, consumer and enterprise products. We are a fabless semiconductor company that designs, markets, and supports primarily Customer Specific Standard Products, or CSSPs, and, secondarily, Field Programmable Gate Arrays, or FPGAs, sensor software algorithms, software drivers, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including our ArcticLink® III, ArcticLink II, ArcticLink, PolarPro® 3, PolarPro II, PolarPro, and Eclipse II products (which comprise our new product category); our mature products primarily include our pASIC® 3, QuickRAM® and QuickPCI products, as well as royalty revenue, programming hardware and design software.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic, sensor software algorithms, software drivers, and in some cases, firmware, and application software. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, or FFE, our Sensor Manager and Communications Manager technologies; to IP that improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO, and Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing. In many cases, we may deliver sensor software algorithms that have been optimized for use in a QuickLogic silicon platform.

CSSPs are developed for specific power-sensitive applications that have differentiated features in terms of IP, intelligent data processing or connectivity requirements. Our customers value (i) our ability to provide a range of CSSPs from a single platform design by incorporating different features in the programmable logic of our solution platforms; (ii) the expertise we bring to design our CSSPs to optimize for power and performance within our customers' constraints; and (iii) the flexibility of programmable logic to address specific hardware-based product requirements. By providing customized solutions for our customers, we increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

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

During 2013, we introduced two new silicon platform families, both of which are based on our new SRAM reprogrammable logic technology. The first was PolarPro 3, an ultra-low power FPGA family from which we intend to create CSSPs for the mobile market. The second was the ArcticLink 3 S1 silicon platform family, which is QuickLogic’s first family intended to implement sensor hub solutions. During 2013, QuickLogic also announced two Catalog CSSPs, a sensor data buffer solution from the PolarPro 3 family, and an always-on, context aware sensor hub from the ArcticLink 3 S1 family. We continue to use the PolarPro 3 family as a vehicle for developing CSSPs in the mobile market that require reprogrammability.

In 2014, we introduced two silicon platform families. The first is PolarPro 3E, which is also based on our SRAM reprogrammable logic technology. We intend to use this family to create CSSPs for the mobile market. The second is the ArcticLink 3 S2 silicon platform family, our second generation sensor hub. This silicon platform is a more highly integrated sensor hub solution that reduces power consumption by almost 50% from our first generation sensor hub, ArcticLink 3 S1.

In 2015, we formally introduced our sensor software algorithms to the market as the SenseMe™ Sensor Software Library. This library is designed to deliver always-on context awareness at very low power optimized for the ArcticLink 3 S2 silicon platform family, as well as our roadmap of sensor hub silicon platforms.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3E, PolarPro 3, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture which enables us to deliver twice the programmable logic in the same die size. Our ArcticLink II and ArcticLink solution platforms combine mixed signal physical layers and hard-wired logic alongside programmable logic. Our ArcticLink III solution platform is manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. ArcticLink II and ArcticLink combine cost effective physical layers and hard-wired logic with the flexibility, time-to-market and time-in-market advantages of programmable logic. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as CSSPs greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost and power consumption effective for high-volume, battery-powered applications.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, storage, networking or graphics components. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. For our sensor hub solutions, we collaborate with sensor manufacturers to ensure interface compatibility as well as consistency of user experience when using our SenseMe software algorithm library.

In addition to competition in the semiconductor market, two other factors affect our future growth: (i) an expected increase in revenue should our CSSP strategy prove successful, and (ii) an expected decline in revenue from mature products. CSSP revenue is included in our new product revenue. New products contributed 69% of total revenue for the year ended December 28, 2014, as compare to 70% in 2013 and 40% in 2012. In order to maintain or grow our revenue from its current level, we depend upon increased revenue from our existing products, especially CSSPs, and the development and marketing of additional new products and solutions.

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

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i)

toward mobile devices, either handheld or worn on the body, (ii) devices with wireless connectivity to the cloud, and (iii) an increasing adoption of sensors. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Apple iPhone, Apple iPad, and the upcoming Apple Watch, as well as the Smartphone and Wearables that original equipment manufacturers, or OEMs, are launching in conjunction with Google Android operating systems.

While advances in cost-effective cloud storage and power-efficient wireless technology have enabled consumer device manufacturers to enhance device connectivity and offload some processing to the cloud, there continues to be a trend for feature-rich mobile devices to suffer from shorter battery lives. This challenge places a burden on the designers and manufacturers of these mobile CE products as they try to tailor multiple products with limited engineering resources. Lastly, the fast pace at which consumer taste for these features changes exacerbates the development challenges and risks in launching successful products to the marketplace.

Another important trend is shrinking product life cycles. This drives a need for faster, lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. We believe that the trend toward mobile, handheld products that have a PC-like user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Smartphone and Tablet makers to offer the new, smaller form factor Wearables.

We believe these industry trends are shifting the demand among different classes of core silicon. The following are the four main classes of non-memory core silicon:

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

•
Application Specific Integrated Circuits, or ASICs, are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications; and

•
Microcontrollers, or MCUs, are typically small, low power devices on a single integrated circuit that contain a processor core, memory and a number of peripherals. They are designed to be programmed with software for embedded applications.

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

System designers can customize their products using programmable logic ASICs or MCUs. The competitive dynamic between these classes of core silicon are well understood. High development risks, development costs and opportunity costs are incurred when using ASICs to produce custom devices with very low unit production cost. Suppliers of programmable logic devices, which have lower development and market risks and development costs relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic devices the solution of choice for custom products unless the volume is very high. These cost reduction efforts have significantly increased the volume required to justify the total cost of an ASIC.

Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life and development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, OEMs and Original Design Manufacturers, or ODMs, may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of conventional FPGAs is incompatible with their design goals. This effectively limits the average mobile system designer to ASSPs, small PLDs, mobile-oriented FPGAs, and MCUs to create a virtual level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs with their long development cycles, long lead times and high non-recurring development costs are only used in very high volume mainstream consumer products.

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

Markets and Product Technology

We market CSSPs primarily to mobile device OEMs and ODMs. CSSPs are complete solutions incorporating our ArcticLink III S, ArcticLink II and III VX and BX, ArcticLink, PolarPro 3, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, PSBs, custom logic, sensor software algorithms, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design CSSPs and to integrate and test our CSSPs in our customers' products. A CSSP can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a CSSP's function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions, along with sensor software algorithms optimized for our architecture. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our CSSP has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs, or by offloading more processing tasks from the host processor to our CSSP. In some cases, we develop the PSBs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market CSSPs to OEMs and ODMs offering differentiated mobile products, and to processor vendors wishing to expand their served available market, and to sensor manufacturers wishing to expand their ecosystems. Our target mobile markets include: Tablets, Wearables, Smartphones, and Mobile Enterprise. Our solutions typically fall into one of three categories: Sensor Hubs, Display & Visual Enhancement, or Smart Connectivity.

Our new products are also being used in applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

The fact that we use our programmable technology to customize these CSSPs provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our CSSPs can be tailored for a specific customer's requirements. Once we have developed PSBs, it is easy to combine PSBs and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the CSSP, such as Universal Asynchronous Receiver Transmitter, or UARTs, keyboard scanning functions, Serial Peripheral Interface, or SPI ports, which minimizes system size and cost, and InfraRed Data Association, or IRDA. We are able to develop these CSSPs from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. By using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far more quickly than other custom silicon alternatives. Finally, with respect to our sensor hub products, by incorporating our proprietary sensor hub software algorithms as part of the solution, we can increase the value of our solution to an individual OEM project, as well as increase the likelihood of being used in multiple projects at the same OEM where consistency of solution is desired.

By using CSSPs, PSBs, our sensor software algorithms, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of five major elements:

First, our programmable logic allows us to hardware customize our platforms. We have two distinct types of programmable logic. We announced a new, SRAM-reprogrammable logic architecture that utilizes a standard CMOS-logic process to meet the specific needs of the sensor and I/O subsystems of mobile devices: very low standby power, low dynamic power, and in-system reprogrammable technology. We also have our ViaLink programmable logic that uses proprietary and patented technology to meet the specific smart connectivity needs of the RF, Memory and Display subsystems of mobile products: non-volatility and instanton, very low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

Second, our ArcticLink solution platform combines mixed signal physical layers, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership.

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Sensor Hub PSBs such as FFE, Sensor Manager, or Communications Manager;

•	Display and Visual Enhancement PSBs such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;

•	Network PSBs such as High Speed USB 2.0 OTG, high speed Universal Asynchronous Receiver/Transmitters, orUARTs, to enable Bluetooth 2.x + EDR;

•	Storage PSBs such as Secure Digital High Capacity, or SDHC, boot from managed NAND, Hard Disk Drive and high performance compact flash interfaces; and

•	Other PSBs such as I2S, PCM, I2C, IRDA, PWM, and other general purpose interfaces.

Fourth, we develop and optimize sensor software algorithms for use in conjunction with our sensor hub silicon platforms. We offer the SenseMe™ software algorithm library to detect a multitude of consumer use cases from the sensors included in mobile devices, including:

•	Contexts such as Walking, Running, InCar, or OnBike;

•	Gestures such as unique combinations of Device Rotation, Twist, or Tap;

•	Wellbeing algorithms such as heart rate monitoring, or sleep analysis; and

•	Unique combinations of the above that can be used to intelligently control the frequency of use and/or power to other devices in a mobile device to minimize power consumption and extend battery life.

Fifth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies using one of our solution platforms, PSBs, which are proven logic IP cores, custom logic, sensor software algorithms, software drivers, firmware and application software. We then work with these customers to integrate and test CSSPs in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware and sensor algorithmic differentiation quickly and cost effectively. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

Our objective is to enable mobile market leaders to achieve mass customization with innovative CSSPs. Market leading companies need to deliver new products quickly and cost effectively. We believe our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and BOM cost requirements. We believe our CSSPs allow OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. CSSPs enable energy and cost efficient solutions on design platforms from which a range of products can be introduced. Our sensor software algorithms enable OEMs to bring compelling mobile products to market without needing to develop these algorithms internally or source them from a third party.

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology, sensor software algorithms, software drivers and firmware, to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect CSSPs to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines from the host processor to save power and extend system battery life. We intend to continue to define and implement compelling CSSPs for our target customers and partners.

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

Our tier one customer, Samsung Electronics Co., Ltd. ("Samsung") represented 52% of our total revenue in 2014 and 56% in 2013. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. Please see Note 13 to our consolidated financial statements for information on our revenue by geography, market segment and key customers.

In the past, there has not been a predictable seasonal pattern to our business. However, we may experience seasonal patterns in the future due to global economic conditions, the overall volatility of the semiconductor industry and the inherent seasonality of the mobile and consumer markets.

Backlog

We do not believe that backlog as of any particular date is indicative of future results. A majority of our quarterly shipments typically are booked during the quarter. Our sales are made primarily pursuant to standard purchase orders issued by OEM customers and distributors.

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our competitors for CSSPs include: (i) suppliers of ASSPs such as Toshiba; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as Atmel and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Altera and MicroSemi.

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Conventional programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. Mobile-oriented FPGAs have been adopted by OEMs in the mobile product market, but offer very little in terms of hard logic blocks that may decrease power consumption or selling price to the OEM. ASICs have a large development cost and risk and a long time to market. As a result ASICs are generally only used for single designs with very high volumes. MCUs offer extensive software flexibility, but often do not offer sensor software algorithms, the lowest power, nor any hardware flexibility. CSSPs enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, CSSPs are very energy efficient as a result of our programmable logic and how we intelligently architect our PSBs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing CSSPs. CSSPs combine our silicon platforms with PSBs, software drivers, sensor algorithm software, and other system software. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce CSSPs that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses in 2014, 2013, and 2012 were $12.2 million (43.8% of revenue), $8.4 million (32% of revenue), and $8.7 million (59% of revenue) respectively.

As of the end of 2014, our research and development staff consisted of 46 employees located in California, India, and Canada.

•	Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, drivers and microcode to support our sensor hubs.

•	Our sensor algorithm group creates the algorithms used in our sensor hubs.

•	Our hardware group develops and verifies Proven System Blocks that can be programmed into our programmable logic and develops reference designs to showcase and verify our solutions.

•
Our EDA software group develops the design libraries, interface routines and place and route software that allow our engineers to use third party design environments to develop designs that are incorporated into our programmable devices, and develops the design tools that support algorithm development for our sensor hubs.

•
Our platform engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro 3E, or combined with standard functions in solution platforms such as ArcticLink II.

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

We currently outsource our wafer manufacturing, primarily to eSilicon Corporation, or eSilicon, GLOBALFOUNDRIES, Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and TowerJazz. We outsource our product packaging primarily to Amkor Technology, Inc. and also to STATS-ChipPAC. eSilicon produces our ArcticLink III VX and BX products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers at GLOBALFOUNDRIES and packaging at STATS-ChipPAC. GLOBALFOUNDRIES manufactures our PolarPro 3E and ArcticLink 3 S2 Sensor Hub products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products using a four-layer metal, 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products using a five-layer metal, 0.25 micron CMOS process on eight-inch wafers, and our PolarPro III and ArcticLink 3 S1 Sensor Hub products using a 7-layer metal, 65nm CMOS process on twelve-inch wafers. TowerJazz manufactures our ArcticLink, ArcticLink II, PolarPro, and PolarPro II products, using a six-layer metal, 0.18 micron CMOS process. We purchase products from eSilicon, GLOBALFOUNDRIES, TSMC, and TowerJazz on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of December 28, 2014, we had a total of 98 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 62 U.S. patents and have three pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 11 patents. Our issued patents expire between 2015 and 2028.

In most cases, revenue will decline from a decrease in demand for our mature products long before the expiration of pending or issued patents relating to the underlying technology in such products. The decision to cease maintaining a patent is made based on the importance of the patent in our current or future product offerings.

We have six trademarks registered with the U.S. Patent and Trademark Office.

Executive Officers and Directors

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

The following table sets forth certain information concerning our current executive officers and directors as of February 23, 2015:

Name	Age	Position
Andrew J. Pease	64	President and Chief Executive Officer; Director
Maxime Bouvat-Merlin	39	Vice President, Worldwide Engineering
Brian Faith	40	Vice President, Worldwide Sales and Marketing
Rajiv Jain	54	Vice President, Worldwide Operations
Ralph S. Marimon	57	Vice President, Finance and Chief Financial Officer
Catherine S. Rousteau	50	Vice President, Human Resources
Timothy Saxe	59	Senior Vice President and Chief Technology Officer
E. Thomas Hart	73	Chairman of the Board
Michael R. Farese	68	Director
Arturo Krueger	75	Director
Daniel A. Rabinovitsj	50	Director
Christine Russell	65	Director
Gary H. Tauss	60	Director

Andrew J. Pease has served as a member of our Board of Directors since April 2011. He joined QuickLogic in November 2006 and has served as our President and Chief Executive Officer since January 2011 and as our President since March 2009. Prior to March 2009, Mr. Pease served as our Vice President of Worldwide Sales from November 2006. From July 2003 to June 2006, Mr. Pease was Senior Vice President of Worldwide Sales at Broadcom Corporation, a global leader in semiconductors for wired and wireless communications. From March 2000 to July 2003, Mr. Pease was Vice President of Sales at Syntricity, Inc., a company providing software and services to better manage semiconductor production yields and improve design-to-production processes. From 1984 to 1996, Mr. Pease served in a number of sales positions at Advanced Micro Devices, or AMD, a global semiconductor manufacturer, where his last assignment was Group Director, Worldwide Headquarters Sales and Operations. Mr. Pease previously held Vice President of Sales positions at Integrated Systems Inc., an embedded software manufacturer (1996-1997), and Vantis Corporation, a programmable logic subsidiary of AMD (1997-1999). Mr. Pease holds an M.S. in computer science from the Naval Postgraduate School in Monterey, California and a B.S. degree from the United States Naval Academy.

Maxime Bouvat-Merlin joined QuickLogic in October 2013 and has served as our Vice President of Worldwide Engineering since that time. From June 2012 to September 2013, Mr. Bouvat-Merlin was Director, product management for roadmap strategy and the Wi-Fi technology roadmap at Qualcomm-Atheros. From 2008 to 2012, Mr. Bouvat-Merlin held several senior technical leadership roles at Broadcom Corporation including, Director, technical program management office mobile application processor and Director, engineering power management unit. Prior experiences include multiple technical management roles at Texas Instruments in the OMAP and wireless business units. Mr. Bouvat-Merlin holds an M.S.E.E. degree in Micro-Electronics Sciences from ESINSA, Nice, France and a B.S.E.E. in Physics from the AIX-Marseille University.

Brian Faith  joined QuickLogic in June 1996. He has served as our Vice President of Worldwide Sales and Marketing since April 2011 and as our Vice President of Worldwide Marketing since November 2008. From 2001 through 2008, Mr. Faith served in various marketing positions including Vice President of Solutions Marketing and Senior Director of Marketing. Prior to 2001, Mr. Faith was an Engineering Program Manager, served in a Field Application Engineering role and held various Customer Application Engineering roles, including Customer Application Engineering Manager. Mr. Faith has served as the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S.C.E. degree in Computer Engineering from Santa Clara University and also served as Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

Rajiv Jain joined QuickLogic in August 1992. He has served as our Vice President of Worldwide Operations since April 2014. Prior to this role, Mr. Jain served as QuickLogic’s Senior Director of Operations and Development Engineering from 2011 to 2014, Senior Director of System Solutions and Process Technology from 2009 to 2011, Director of Process Technology from 1997 to 2009, and Senior Process Technologist from 1992 to 1997. Prior to joining QuickLogic, Mr. Jain was a Senior Yield Engineer at National Semiconductor from 1991 to 1992, where he focused on BiCMOS product yield improvements, and at Monolithic Memories from 1985 to 1988, where he focused on BiPolar product yield and engineering wafer sort improvements. Mr. Jain holds a Masters degree in Chemical Engineering from the University of California, Berkeley and a B.S. degree in Chemical Engineering from the University of Illinois, Champaign/Urbana.

Ralph S. Marimon joined QuickLogic in November 2008 and has served as our Vice President, Finance and Chief Financial Officer since that time. Prior to joining the Company, Mr. Marimon served as Vice President, Finance and Operations, and Chief Financial Officer at Anchor Bay Technologies, Inc., a fabless semiconductor company that designs and produces advanced video processing semiconductor devices from 2006. From 2005 to 2006, Mr. Marimon was Vice President of Finance and Administration and Chief Financial Officer of Tymphany Corporation, a provider of innovative audio transducers. Prior to that, Mr. Marimon was Vice President of Finance and Chief Financial Officer at Scientific Technologies, Inc., a provider of automation safeguarding products, from 2004 until 2005. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to joining Com21 Corporation, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions. Mr. Marimon holds a Masters of Management degree in finance and accounting from Northwestern University and a BA degree in economics from the University of California, Los Angeles.

Catherine Simin Rousteau joined QuickLogic in February 2015 as our Vice President, Human Resources. Prior to joining QuickLogic, Ms. Rousteau was Director, Human Resources at Ericsson Inc., a world leader in communications technology, from October 2013 to January 2015. From June 2008 to October 2013, Ms. Rousteau served as Director, Human Resources at Qualcomm Incorporated, a global semiconductor company. Beginning in 1991 through 2008, Ms. Rousteau held various management and consulting roles with Texas Instruments Inc., Nokia, Inc., PageNet and GTE where she focused on end-to-end strategic HR planning, HR services delivery and business partnerships. Ms. Rousteau studied Engineering at the University of Texas at Austin. She received a M.S. degree in Organizational Psychology from the University of North Texas and a certificate in Mediation and Conflict Resolution from the University of California, Berkeley.

Timothy Saxe (Ph.D) joined QuickLogic in May 2001 and has served as our Sr. Vice President and Chief Technology Officer since November 2008. Prior to this role, Dr. Saxe served as our Chief Technology Officer and Sr. Vice President, Engineering from August 2006 to November 2008 and as Vice President, Software Engineering from May 2001 to August 2006. From November 2000 to February 2001, Dr. Saxe was Vice President of FLASH Engineering at Actel Corporation, a semiconductor manufacturing company. Dr. Saxe joined GateField Corporation, a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Dr. Saxe became GateField's Chief Executive Officer in February 1999 and served in that capacity until GateField was acquired by Actel in November 2000. Mr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. degree and a Ph.D. in electrical engineering from Stanford University.

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
During our fourth quarter and our fiscal year ended December 28, 2014, Samsung accounted for 49% and 52%, respectively, of our total revenue. In the future, Samsung may purchase fewer of our products, modify the terms on which they purchase our products or decide not to continue to purchase our products. Samsung is not required to continue to purchase our products and if we fail to continue to make design wins with Samsung, our future revenue and profitability may be adversely affected.
If we fail to successfully develop, introduce and sell CSSPs and new products, or if our CSSP design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future.
The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced CSSPs that provide increasingly higher levels of performance, low power consumption, new features, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in CSSP, sensor algorithm software and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers.
We expect our business growth to be driven by CSSPs, and CSSP revenue growth needs to be strong enough to achieve profitability. The gross margin associated with our CSSPs and new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from CSSPs will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing products, especially CSSPs based on our ArcticLink and PolarPro solution platforms, the development of CSSPs, and additional new products and solutions.

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

We depend upon eSilicon Corporation, GLOBALFOUNDRIES, TSMC and TowerJazz to manufacture our new products. The inability of any one of these companies to continue manufacture of our new products for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

We depend upon third parties for silicon IP, detailed RTL design, physical design, verification and assembly of our CSSP platforms and failure to meet our requirements in a timely fashion may adversely impact our time to market and revenue.
Our move to a variable cost or outsourced engineering development model allows us access to the best design resources for developing new CSSP platforms. This includes access to leading edge silicon IP as well as RTL design and physical design expertise. However, outsourcing the design of a complex CSSP platform typically involves multiple companies in multiple locations, which increase the risk of costly design errors. Any delays or errors in the design of our new CSSP platforms could significantly increase the cost of development as well as adversely impact our time to market and revenue.

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

We have a history of losses having recorded a net loss in 2014 and in 2013. Although we achieved profitability in 2010, we cannot predict when we may return to profitability.

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

Our CSSPs face competition from suppliers of ASSPs, suppliers of integrated application processors, low power FPGAs, low power MCUs, suppliers of ASICs, and suppliers of sensor algorithm software who's software is running on competitors' devices.

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our CSSPs and/or a widely accepted feature of our CSSPs could be integrated into a competitor's ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based CSSPs. We face competition from low power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. In addition, we face competition from companies that provide sensor algorithm software, which may be licensed directly by an OEM, or licensed for use through an MCU company. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, CSSPs and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

We may be unable to adequately protect intellectual property rights and may face significant expenses as a result of future litigation.

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying our innovations and those of third parties that are central to our existing and future products. From time to time, we receive letters alleging patent infringement or inviting us to license other parties' patents. We evaluate these requests on a case-by-case basis. These situations may lead to litigation if we reject the offer to obtain the license.

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

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems or networks, including due to computer viruses, security breaches, war or acts of terrorism, could significantly impair our ability to maintain our records, subject us to third party liabilities, pay our suppliers, or design, manufacture or ship our products. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers' facilities, our distributors' facilities or our suppliers' facilities, our business could be seriously harmed.

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

Generally accepted accounting principles in the United States of America, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2018. We lease a 7,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through June 2016. We also lease office space in Shanghai, China, which expires in April, 2015; London, England, in February, 2017; Taipei, Taiwan in January, 2016; and Seongnam City, South Korea on month to month basis. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third-party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit. The Company is not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending December 28, 2014:
Fourth Quarter (through December 28, 2014)	$3.21	$2.54
Third Quarter (through September 28, 2014)	$5.28	$3.03
Second Quarter (through June 29, 2014)	$5.54	$3.25
First Quarter (through March 30, 2014)	$5.44	$3.79
Fiscal Year Ending December 29, 2013:
Fourth Quarter (through December 29, 2013)	$3.94	$2.54
Third Quarter (through September 29, 2013)	$2.90	$2.17
Second Quarter (through June 30, 2013)	$2.60	$2.20
First Quarter (through March 31, 2013)	$2.62	$2.06

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $2.02 per share on February 23, 2015. As of February 23, 2015 there were 56,187,409 shares of common stock outstanding that were held of record by 178 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 31, 2009 to December 28, 2014 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 31, 2009 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 28, 2014

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/29/13	12/28/14

QuickLogic Corporation	100.00	303.32	123.22	102.84	182.94	151.66
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P Semiconductors Index	100.00	111.20	113.70	109.81	149.28	201.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2014	2013	2012	2011	2010
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$27,845	$26,072	$14,944	$20,969	$26,199
Cost of revenue	16,796	17,305	7,878	8,517	9,609
Gross profit	11,049	8,767	7,066	12,452	16,590
Operating expenses:
Research and development	12,186	8,375	8,743	9,836	7,458
Selling, general and administrative	11,663	12,002	10,481	9,965	10,073
Restructuring costs(1)	—	181	—	—	—
Loss from operations	(12,800)	(11,791)	(12,158)	(7,349)	(941)
Gain on sale of TowerJazz Semiconductor Ltd. shares (2)	—	181	—	—	993
Interest expense	(85)	(54)	(61)	(36)	(67)
Interest income and other expense, net	(126)	(157)	(77)	(159)	(46)
Loss before income taxes	(13,011)	(11,821)	(12,296)	(7,544)	(61)
Provision for (benefit from) income taxes	68	455	18	50	(184)
Net income (loss)	$(13,079)	$(12,276)	$(12,314)	$(7,594)	$123
Net income (loss) per share:
Basic	$(0.23)	$(0.27)	$(0.29)	$(0.21)	$—
Diluted	$(0.23)	$(0.27)	$(0.29)	$(0.21)	$—
Weighted average shares:
Basic	55,401	45,762	41,831	36,792	35,729
Diluted	55,401	45,762	41,831	36,792	39,038

	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,050	$37,406	$22,578	$20,203	$21,956
Working capital	$33,395	$37,801	24,840	$22,840	$26,933
Total assets	$41,139	$49,126	$31,024	$28,963	$33,628
Long-term obligations, excluding current portion	$191	$133	$266	$146	$—
Total stockholders' equity	$35,567	40,598	$27,278	$24,938	$29,313
__________________________

(1)	Restructuring costs of $181,000 in 2013 were related to the Company's effort to consolidate and streamline its engineering organization.

(2)
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

Overview

We develop and market low power customizable semiconductor and software algorithm solutions that enable customers to differentiate their products by adding new features, extending battery life, becoming more contextually aware, and improving the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Smartphones, Wearables, Tablets, and Mobile Enterprise. Our solutions typically fall into one of three categories: Sensor Hubs, Display and Visual Enhancement, and Smart Connectivity. We are a fabless semiconductor company that designs, markets, and supports primarily Customer Specific Standard Products, or CSSPs, and, secondarily, FPGAs, sensor software algorithms, software drivers, associated design software and programming hardware. Our CSSPs are customized semiconductor solutions created from our new solution platforms including ArcticLink® III, ArcticLink 3 S1, ArcticLink 3 S2, ArcticLink II, ArcticLink, PolarPro® 3, PolarPro II, PolarPro, PolarPro 3E and Eclipse II (which together comprise our new product category). Our mature products include primarily pASIC® 3, QuickRAM® and QuickPCI, as well as royalty revenue, programming hardware and design software.

CSSPs are complete, customer-specific solutions that include a unique combination of our silicon solution platforms, proven system blocks, or PSBs, custom logic, sensor software algorithms, software drivers, and in some cases, firmware, and application software. All of our solution platforms are standard silicon products and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, or FFE, and our Sensor Manager and Communications Manager technologies; to IP that improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO, and Universal Serial Bus 2.0 On-The-Go, or USB 2.0 OTG. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing. In many cases, we may deliver sensor software algorithms that have been optimized for use in a QuickLogic silicon platform.

We also work with mobile processor manufacturers, sensor manufacturers, and/or sensor fusion and context awareness algorithm developers in the development of reference designs, Qualified Vendor Lists (QVLs), or “Catalog” CSSPs. Through reference designs that incorporate our CSSPs, we believe mobile processor manufacturers, sensor manufacturers, and sensor algorithm companies can expand the served available market for their respective products. Furthermore, should a CSSP development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP and we are placing a greater emphasis on developing and marketing these solutions. During 2014, we announced a new reference design in collaboration with Nordic Semiconductor, a leading supplier of Bluetooth Low Energy, or Bluetooth Smart, processors.
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
During 2014, we generated total revenue of $27.8 million which represents a 7% increase over 2013. Our new product revenue was $19.3 million which represents a 6% increase over 2013 while our mature product revenue was $8.5 million which represents a 9% increase over 2013. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. We anticipate that our revenue from Tablets and mature products will decline over time. Overall, we reported a net loss of $13.1 million for 2014 compared to a net loss of $12.3 million for 2013.

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

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy (see Note 2 to Consolidated Financial Statements for our standard warranty policy). The Company does not have significant product returns for the fiscal years 2014 and 2013.

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

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable intangibles and long-lived assets, including property and equipment, has been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There were no significant factors that triggered an impairment review during the fiscal year 2014.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $66.7 million, tax effected as of the end of 2014. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including schedule reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of December 28, 2014, we have federal and state income tax net operating loss (NOL) and credit carryforwards of $123.9 million and $49.9 million, which will expire at various dates from 2015 through 2035. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $66.6 million, tax effected as of the end of 2014 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2014	2013	2012
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	60%	66%	53%
Gross profit	40%	34%	47%
Operating expenses:
Research and development	44%	32%	59%
Selling, general and administrative	42%	46%	70%
Restructuring costs	—%	1%	—%
Loss from operations	(46)%	(45)%	(82)%
Gain on sale of TowerJazz Semiconductor Ltd.	—%	1%	—%
Interest expense	—%	—%	—%
Interest income and other expense, net	—%	(1)%	(1)%
Loss before income taxes	(46)%	(45)%	(83)%
Provision for (benefit from) income taxes	—%	2%	—%
Net loss	(46)%	(47)%	(83)%

Comparison of Fiscal Years 2014 and 2013

Revenue. The table below sets forth the changes in revenue for fiscal year 2014 as compared to fiscal year 2013 (in thousands, except percentage data):

	Fiscal Years
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$19,311	69%	$18,219	70%	$1,092	6%
Mature products	8,534	31%	7,853	30%	681	9%
Total revenue	$27,845	100%	$26,072	100%	$1,773	7%

_________________

(1)            For all periods presented: New products include all products manufactured on 180 nanometer or small semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The increase in new product revenue was primarily due to shipments to Samsung which designed our ArcticLink III VX product into a new tablet platform. Revenue generated from Samsung accounted for 75% of our new product revenue and 52% of our total revenue in 2014. The increase in mature product revenue is due primarily to increased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from Tablets and mature products will decline over time.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from CSSPs designed using our ArcticLink, ArcticLink II, ArcticLink III, ArcticLink 3S1, ArcticLink 3S2, PolarPro, PolarPro II, PolarPro III, PolarPro 3E and Eclipse II solution platforms and the development of additional new products and CSSPs.

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

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2014 as compared to fiscal year 2013 (in thousands, except percentage data):

	Fiscal Years
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$27,845	100%	$26,072	100%	$1,773	7%
Cost of revenue	16,796	60%	17,305	66%	(509)	(3)%
Gross Profit	$11,049	40%	$8,767	34%	$2,282	26%

The increase in gross profit in 2014 as compared to 2013 was primarily due to customer and product mix of $1.3 million, favorable purchase price adjustments and standard cost variance of $863,000 due to higher shipments of both new and mature products. The sale of previously reserved inventories of $603,000 and $596,000 in 2014 and 2013 respectively.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2014 as compared to fiscal year 2013 (in thousands, except percentage data):

	Fiscal Years
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$12,186	44%	$8,375	32%	$3,811	46%
SG&A expense	11,663	42%	12,002	46%	(339)	(3)%
Restructuring costs	—	—%	181	1%	(181)	(100)%
Total operating expenses	$23,849	86%	$20,558	79%	$3,291	16%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $12.2 million and $8.4 million in 2014 and 2013, respectively, which represented 43.8% and 32.1% of revenue for those periods. The $3.8 million increase in R&D expenses in 2014 as compared to 2013 is attributable primarily to a $1.7 million increase in compensation expense due to increased headcount, $835,000 increase in the cost of outside services due to an increase in third-party chip design costs, $429,000 increase in purchased intellectual property, and $386,000 increase in stock based compensation costs. These increases were partially offset by a reduction of $131,000 in engineering equipment and supplies expense.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $11.7 million and $12.0 million in 2014 and 2013, respectively, which represented 41.9% and 46.0% of revenue for those periods. The $339,000 decrease in SG&A expenses in 2014 as compared to 2013 is attributable primarily to the decrease in executive bonus payments.

Restructuring Costs. In an effort to consolidate and streamline its engineering organization, the Company incurred restructuring costs of $181,000 in 2013 to pay for employee severance benefits.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2014 as compared to 2013 (in thousands, except percentage data):

	Fiscal Years		Change
	2014	2013	Amount	Percentage

Interest expense	$(85)	$(54)	$31	57%
Interest income and other expense, net	(126)	(157)	(31)	(20)%
	$(211)	$(211)	$—	—%

The increase in interest expense is due primarily to the increase of our capital software lease obligation to $357,000 in 2014 from $310,000 in 2013. The change in interest income and other expense, net was due primarily to a decrease of foreign exchange losses in 2014 as compared to 2013.

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

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes for 2014 as compared to 2013 (in thousands, except percentage data) :

	Fiscal Years		Change
	2014	2013	Amount	Percentage

Income tax provision	$68	$455	$(387)	(85)%

The income tax expense for 2014 and 2013 is primarily from our foreign operations which are cost-plus entities. Included within the provision for income taxes for 2013 is a charge in the amount of $273,000 relating to our investment in TowerJazz. This expense was previously recorded as a component of other comprehensive income and reclassified to the provision for income taxes upon the sale of our investment in TowerJazz.

As of the end of 2014, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

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

_________________

(1)            For all periods presented: New products include all products manufactured on 180 nanometer or small semiconductor processes. Mature products include all products produced on semiconductor processes larger than nanometers.

The increase in new product revenue was primarily due to shipments to Samsung which has designed our ArcticLink III VX product into a new tablet platform. Revenue generated from Samsung accounted for 80% of our new product revenue and 56% of our total revenue in 2013. The decrease in mature product revenue was due primarily to reduced orders from our customers in aerospace, test and instrumentation sectors.

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

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Our Research and development expense was $8.4 million and $8.7 million in 2013 and 2012, respectively, which represented 32% and 59% of revenue for those periods. The $368,000 decrease in R&D expenses in 2013 as compared to 2012 was attributable primarily to a $1.6 million decrease in outside services due to a reduction in third-party chip design costs. This decrease was partially offset by an $850,000 increase in compensation expenses due to an increase in headcount; a $211,000 increase in stock-based compensation; a $86,000 increase in occupancy cost; and a $35,000 increase in purchased intellectual property.

Selling, General and Administrative Expense. Our selling, general and administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. Selling, general and administrative, or SG&A, expense was $12.0 million and $10.5 million in 2013 and 2012, respectively, which represented 46% and 70% of revenue for those periods. The $1.5 million increase in SG&A expenses in 2013 as compared to 2012 was attributable primarily to a $1.1 million increase in executive bonus accruals and a $460,000 increase in occupancy costs. These increases were partially offset by a decrease of $288,000 in stock-based compensation expenses in 2013.

Restructuring Costs. In an effort to consolidate and streamline its engineering organization, the Company incurred restructuring costs of $181,000 in 2013 to pay for employee severance benefits.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2013 as compared to 2012 (in thousands, except percentage data):

	Fiscal Years		Change
	2013	2012	Amount	Percentage

Interest expense	$(54)	$(61)	$7	(11)%
Interest income and other expense, net	(157)	(77)	(80)	104%
	$(211)	$(138)	$(73)	53%

The decrease in interest expense was due primarily to the decrease in our capital software lease obligation to $310,000 in 2013 from $426,000 in 2012. The change in interest income and other expense, net was due primarily to an increase in foreign exchange losses in 2013 as compared to 2012.

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

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2013 as compared to 2012 (in thousands, except percentage data):

	Fiscal Years		Change
	2013	2012	Amount	Percentage

Income tax provision	$455	$18	$437	2,428%

The income tax expense for 2013 and 2012 respectively, was primarily for our foreign operations which are cost-plus entities. Included within the provision for income taxes for 2013 was a charge in the amount of $273,000 relating to our investment in TowerJazz. This expense was previously recorded as a component of other comprehensive income and reclassified to the provision for income taxes upon the sale of our investment in TowerJazz.

As of the end of 2013, our ability to utilize our U.S. deferred tax assets in future periods was uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extended the Federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. There was no impact to the income tax provision for this enactment in the year ended December 29, 2013 due to the valuation allowance recorded against our U.S. deferred tax assets.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, capital and operating leases, a bank line of credit and cash flow from operations. As of December 28, 2014, our principal sources of liquidity consisted of our cash and cash equivalents of $30.1 million and available credit under our revolving line of credit with Silicon Valley Bank of $5.0 million. As of December 28, 2014, there was no material difference between the fair value and the carrying amount of capital software leasing arrangements. The borrowing under the Company's line of credit is subject to maintaining a tangible net worth of at least $15.0 million, unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. We have extended the term of the revolving debt facility until June 27, 2016. Upon each advance, the Company can elect from two fixed interest rates: (i) the prime rate plus the prime rate margin, or (ii) a fixed rate which is LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the current reporting period. As of December 28, 2014 the Company has $1.0 million of outstanding revolving debt with an interest rate of 3.8%

Most of our cash and cash equivalents were invested in money market funds rated AAAm/Aaa. Our interest-bearing debt consisted of $416,000 outstanding under capital software leases (see Note 6 of our consolidated financial statements).

Cash balances held at our foreign subsidiaries were approximately $868,000 and $882,000 at December 28, 2014 and December 29, 2013, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Net Cash from Operating Activities

In 2014, net cash used for operating activities was $10.8 million and resulted primarily from a net loss of $13.1 million offset by $3.8 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $119,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.5 million and stock-based compensation of $2.2 million. In addition, changes in working capital accounts used cash of $2.1 million as a result of a decrease in accounts payable of $2.0 million, an increase in gross inventory of $935,000 and a decrease of accrued liabilities of $882,000, partially offset by a decrease in accounts receivable of $1.7 million.

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

In 2012, net cash used for operating activities was $8.7 million and resulted from changes in working capital offset by a net loss of $12.3 million, which included $3.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $447,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.2 million, and stock-based compensation of $2.0 million. In addition, changes in working capital accounts provided cash of $6,000 as a result of a decrease in accounts receivable of $333,000, a decrease in inventory of $289,000, and a decrease in accounts payable of $654,000.

Net Cash from Investing Activities

Net cash used by investing activities for 2014 was $1,044,000, resulting primarily from cash used for capital expenditures to acquire mask sets and other manufacturing equipment and software.

In 2013 and 2012, net cash used for investing activities was $1.0 million and $1.2 million, respectively, as a result of capital expenditures made primarily to acquire software used in the development and production of our products and solutions.

Net Cash from Financing Activities

In 2014 net cash provided by financing activities was $4.4 million, resulting from proceeds of $4.7 million related to the issuance of common shares to employees under our equity plans. These proceeds were offset by payments of $300,000 under the terms of our capital software lease obligations.

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

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility and our access to capital markets, will be sufficient to satisfy our operations and capital expenditures over the next twelve months. After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available or at commercially acceptable terms.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$3,341	$917	$1,625	$799
Wafer purchases(1)	552	552	—	—
Other purchase commitments	1,702	1,158	544	—
Total contractual cash obligations	5,595	2,627	2,169	799
Other commercial commitments(2):
Revolving line of credit	1,000	—	1,000	—
Capital software lease obligations	416	225	191	—
Total commercial commitments	1,416	225	1,191	—
Total contractual obligations and commercial commitments(3)	$7,011	$2,852	$3,360	$799
____________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $552,000 include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2014.

(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2014.

(3)	Does not include unrecognized tax benefits of $0.5 million as of the end of 2014. See Note 8 of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

 In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard update No. ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. The Company does not expect this statement will have a material impact on its results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers(ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This ASU 2014-15 provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are currently commonly provided by entities in the financial statement footnotes. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of ASU 2014-15 on its consolidated financial statements and footnote disclosures.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company adopted the new guidance in its interim period ending March 30, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for the Company beginning after December 15, 2013. We adopted this standard in the first quarter of 2014. Adoption of this standard has no significant impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of 2014 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18%, 19% and 19% of total operating expenses in 2014, 2013 and 2012, respectively. A majority of these foreign expenses were incurred in India and the United Kingdom in 2014. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $432,000 in 2014, $400,000 in 2013 and $360,000 in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
QuickLogic Corporation
Sunnyvale, California
We have audited the accompanying consolidated balance sheet of QuickLogic Corporation as of December 28, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 28, 2014. In connection with our audit of the financial statements, we have also audited the financial statement schedule - Valuation and Qualifying Accounts as of and for the year ended December 28, 2014 listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuickLogic Corporation at December 28, 2014, and the results of its operations and its cash flows for the year ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule - Valuation and Qualifying Accounts as of and for the year ended December 28, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QuickLogic Corporation's internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 5, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
QuickLogic Corporation,
Sunnyvale, California

We have audited QuickLogic Corporation’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). QuickLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, QuickLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of QuickLogic Corporation as of December 28, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 28, 2014 and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuickLogic Corporation:

In our opinion, the consolidated balance sheet as of December 29, 2013 and the related consolidated statements of operations, statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2013 present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 29, 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 29, 2013 presents fairly, in all material respects, the information set for the therein when read in conjunction with the related consolidated financial statements.

These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 6, 2014

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,050	$37,406
Accounts receivable, net of allowances for doubtful accounts of $0	1,552	3,261
Inventories	4,952	4,136
Other current assets	1,146	1,272
Total current assets	37,700	46,075
Property and equipment, net	3,217	2,840
Other assets	222	211
TOTAL ASSETS	$41,139	$49,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$1,000
Trade payables	2,506	3,578
Accrued liabilities	1,574	3,519
Current portion of capital software lease obligations	225	177
Total current liabilities	4,305	8,274
Long-term liabilities:
Revolving line of credit	1,000	—
Capital software lease obligations, less current portion	191	133
Other long-term liabilities	76	121
Total liabilities	5,572	8,528
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,182 and 53,788 shares issued and outstanding	56	54
Additional paid-in capital	238,419	230,373
Accumulated deficit	(202,908)	(189,829)
Total stockholders' equity	35,567	40,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,139	$49,126

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2014	2013	2012

Statements of Operations:
Revenue	$27,845	$26,072	$14,944
Cost of revenue	16,796	17,305	7,878
Gross profit	11,049	8,767	7,066
Operating expenses:
Research and development	12,186	8,375	8,743
Selling, general and administrative	11,663	12,002	10,481
Restructuring costs	—	181	—
Loss from operations	(12,800)	(11,791)	(12,158)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	181	—
Interest expense	(85)	(54)	(61)
Interest income and other expense, net	(126)	(157)	(77)
Loss before income taxes	(13,011)	(11,821)	(12,296)
Provision for income taxes	68	455	18
Net loss	$(13,079)	$(12,276)	$(12,314)
Net loss per share:
Basic	$(0.23)	$(0.27)	$(0.29)
Diluted	$(0.23)	$(0.27)	$(0.29)
Weighted average shares:
Basic	55,401	45,762	41,831
Diluted	55,401	45,762	41,831

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Years
	2014	2013	2012
Net loss	$(13,079)	$(12,276)	$(12,314)
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments (See Note 4)	—	11	(124)
Total comprehensive loss	$(13,079)	$(12,265)	$(12,438)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Years
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(13,079)	$(12,276)	$(12,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,510	1,338	1,223
Stock-based compensation	2,242	1,979	2,003
Write-down of inventories	119	551	447
Gain on TowerJazz Semiconductor Ltd. Shares	—	(181)	—
Tax effect on other comprehensive income (loss)	—	273	(63)
Loss on disposal of equipment	—	27	—
Write-off of equipment	5	96	25
Bad debt expense	—	(20)	10
Changes in operating assets and liabilities:
Accounts receivable	1,709	(1,999)	333
Inventories	(935)	(1,659)	289
Other assets	604	(361)	(87)
Trade payables	(2,002)	1,379	(654)
Accrued liabilities	(882)	1,817	140
Deferred income	—	—	(8)
Other long-term liabilities	(45)	(20)	(7)
Net cash used in operating activities	(10,754)	(9,056)	(8,663)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,046)	(1,257)	(1,241)
Proceeds from sale of equipment	2	—	—
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	—	265	—
Net cash used in investing activities	(1,044)	(992)	(1,241)
Cash flows from financing activities:
Payment of capital software lease obligations	(300)	(216)	(452)
Stock issuance cost	40	(2,219)	—
Proceeds from line of credit	—	1,000	—
Proceeds from issuance of common stock	4,702	26,311	12,731
Net cash provided by financing activities	4,442	24,876	12,279
Net (decrease)/increase in cash and cash equivalents	(7,356)	14,828	2,375
Cash and cash equivalents at beginning of period	37,406	22,578	20,203
Cash and cash equivalents at end of period	$30,050	$37,406	$22,578
Supplemental disclosures of cash flow information:
Interest paid	$85	$44	$50
Income taxes paid	$48	$100	$12
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$416	$310	$426
Purchase of equipment included in accounts payable	$441	$33	$11
Issuance of restricted stock units for accrued compensation	$1,064	$—	$—
Stock Warrants exercised in cashless transactions, net	$78	$—	$—
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	38,636	$39	$190,025	$113	$(165,239)	$24,938
Common stock issued under stock plans and employee stock purchase plans	748	1	1,147	—	—	1,148
Private stock offering, net of issuance costs and warrants	5,122	5	9,340	—	—	9,345
Issuance of common stock from exercise of warrants	—	—	2,236	—	—	2,236
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	2,049	—	—	2,049
Net loss	—	—	—	—	(12,314)	(12,314)
Balance at December 30, 2012	44,506	45	204,797	(11)	(177,553)	27,278
Common stock issued under stock plans and employee stock purchase plans	542	1	965	—	—	966
Private stock offering, net of issuance costs and warrants	8,740	8	23,118	—	—	23,126
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	11	—	11
Stock-based compensation	—	—	1,493	—	—	1,493
Net loss	—	—	—	—	(12,276)	(12,276)
Balance at December 29, 2013	53,788	54	230,373	—	(189,829)	40,598
Common stock issued under stock plans and employee stock purchase plans	2,358	2	4,700	—	—	4,702
Adjustment of Common stock and Warrants issuance costs	—	—	40	—	—	40
Issuance of common stock from exercise of warrants	36	—	—	—	—	—
Stock-based compensation	—	—	3,306	—	—	3,306
Net loss	—	—	—	—	(13,079)	(13,079)
Balance at December 28, 2014	56,182	$56	$238,419	$—	$(202,908)	$35,567

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, referenced herein as QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets, CSSPs, FPGAs, application solutions, associated design software and programming hardware.

QuickLogic Corporation's fiscal year ends on the Sunday closest to December 31. Fiscal years 2014, 2013 and 2012 ended on December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of December 28, 2014, the Company's principal sources of liquidity consisted of its cash and cash equivalents of $30.05 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank which expires on June 27, 2016.

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

Over the longer term, the Company believes that its existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP, in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of QuickLogic Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition; the allowance for doubtful accounts; sales returns; valuation of investments; valuation of long-lived assets; valuation of inventories including identification of excess quantities, market value and obsolescence; measurement of stock-based compensation awards; accounting for income taxes and estimating accrued liabilities.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 13 for information regarding concentrations associated with accounts receivable.

For the twelve months ended December 28, 2014, the Company generated 52% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 13 for information regarding revenue concentrations associated with our customers and distributors.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments purchased with a remaining maturity of ninety days or less are considered cash equivalents. The Company's investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company's investment portfolio consists of money market funds, which are precluded from investing in auction rate securities. These funds invest in U.S. government obligations and repurchase agreements secured by U.S. Treasury obligations, U.S. government agency obligations, high quality commercial papers and other short term debt securities of U.S. and foreign corporations, debt securities issued or guaranteed by qualified U.S. and foreign banks, asset backed securities, repurchase agreements and reverse purchase agreements and taxable municipal obligations. The fair value of this portfolio is based on market prices for securities with active secondary and resale markets.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 18%, 19%, and 19% of total operating expenses in 2014, 2013, and 2012, respectively. The Company incurred a majority of these foreign currency expenses in India and the United Kingdom in 2014, Japan and Canada in 2013 and Canada in 2012. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2014, 2013 and 2012, the Company wrote-off equipment with a net book value of $5,000, $96,000, and $25,000, respectively.

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

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. The Company records allowance for sales returns.

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. To date, costs related to advertising and promotion expenditures have not been material.

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

Accounting for Income Taxes

As part of the process of preparing the Company's financial statements, it's required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on the Company's balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company's deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $66.7 million as of the end of 2014. The Company has also recorded a valuation allowance of $66.6 million, tax effected as of the end of 2014 due to uncertainties related to the Company's ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

The Company accounts for uncertainty in income taxes using a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

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

New Accounting Pronouncements

 In April 2014, the FASB issued Accounting Standard update No. ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance modified the definition of a discontinued operation to include disposals that qualify as a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2014, with early adoption permitted. The Company does not expect this statement will have a material impact on its results of operations or financial position.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers(ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern(ASU 2014-15).This ASU 2014-15 provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are currently commonly provided by entities in the financial statement footnotes. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of ASU 2014-15 on its consolidated financial statements and footnote disclosures.

In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The Company adopted the new guidance in its interim period ending March 30, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for the Company beginning after December 15, 2013. The Company adopted this standard in the first quarter of 2014. Adoption of this standard has no significant impact on the consolidated financial statements.

NOTE 3-NET LOSS PER SHARE

Basic net loss per share is computed by dividing net income loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income loss per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

For 2014, 2013, and 2012, 7.0 million shares, 8.0 million shares, and 7.6 million shares respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

During the second quarter of fiscal year 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000. The number of TowerJazz ordinary shares sold by the Company reflect the 1-to-15 reverse stock split implemented by TowerJazz effective August 3, 2012.

NOTE 5-BALANCE SHEET COMPONENTS

	December 28, 2014	December 29, 2013
	(in thousands)
Inventories:
Raw materials	$—	$19
Work-in-process	1,191	1,343
Finished goods	3,761	2,774
	$4,952	$4,136
Other current assets:
Prepaid expenses	$1,042	$845
Other	104	427
	$1,146	$1,272
Property and equipment:
Equipment	$14,047	$13,294
Software	3,332	3,349
Furniture and fixtures	710	710
Leasehold improvements	595	640
	18,684	17,993
Accumulated depreciation and amortization	(15,467)	(15,153)
	$3,217	$2,840
Accrued liabilities:
Employee related accruals	$1,356	$2,821
Other	218	698
	$1,574	$3,519

The Company recorded depreciation and amortization expense of $1.5 million, $1.3 million and $1.2 million for 2014, 2013 and 2012, respectively. Assets acquired under capital leases and included in property and equipment were $1.2 and $1.0 million at the end of 2014 and 2013, respectively. The Company recorded accumulated depreciation on leased assets of $689,000 and $593,000 as of the end of 2014 and 2013, respectively. As of December 28, 2014 and December 29, 2013, the capital software lease obligation relating to these assets was $416,000 and $310,000, respectively.

NOTE 6-OBLIGATIONS

	December 28, 2014	December 29, 2013
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$1,000	$1,000
Capital software leases	416	310
	1,416	1,310
Current portion of debt and capital software lease obligations	(225)	(1,177)
Long term portion of debt and capital software lease obligations	$1,191	$133

Revolving Line of Credit

In June 2014, the Company entered into the Third Amended and Restated Loan and Security Agreement ("Agreement") with Silicon Valley Bank. The terms of the Agreement include a $6.0 million revolving line of credit available through June 27, 2016. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate which is LIBOR plus the LIBOR rate margin. As of December 28, 2014, the Company has $1.0 million of revolving debt outstanding with an interest rate of 3.8%.

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

Capital Leases

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of December 28, 2014, $125,000 was outstanding under this capital lease, of which $15,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of December 28, 2014, $157,000 was outstanding under the capital lease, of which $77,000 was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,125 through September 2015, for a total of $273,000. As of December 28, 2014, $133,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of December 28, 2014				As of December 29, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$29,425	$874	$28,551	$—	$35,812	$35,812	$—	$—
Total assets	$29,425	$874	$28,551	$—	$35,812	$35,812	$—	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of December 28, 2014 and December 29, 2013.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2014	2013	2012
Income (loss) before income taxes:
U.S.	$(13,172)	$(11,888)	$(12,444)
Foreign	161	67	148
Income (loss) before income taxes	$(13,011)	$(11,821)	$(12,296)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$58	$—
State	—	1	2
Foreign	95	83	51
Subtotal	95	142	53
Deferred:
Federal	—	225	(55)
State	—	48	(9)
Foreign	(27)	40	29
Subtotal	(27)	313	(35)
Provision for (benefit from) income taxes	$68	$455	$18

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 28, 2014. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Net operating losses	$42,049	$38,594
Capital losses	5,143	4,530
Accruals and reserves	2,247	2,848
Credits carryforward	5,455	5,433
Depreciation and amortization	10,709	10,590
Stock-based compensation	1,078	1,583
	66,681	63,578
Valuation allowances	(66,618)	(63,528)
Deferred tax asset	$63	$50
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

	Fiscal Years
	2014	2013	2012
Income tax expense/(benefit) at statutory rate	(4,423)	(4,019)	(4,180)
State taxes	—	1	2
Stock compensation and other permanent differences	6	316	342
Foreign taxes	22	101	30
Benefit allocated from other comprehensive income (loss)	—	273	(65)
Future benefit of deferred tax assets not recognized	4,463	3,783	3,889
Provision for income taxes	68	455	18

As of December 28, 2014, the Company had net operating loss carryforwards of approximately $123.9 million for federal and $49.9 million for state income tax purposes. If not utilized, these carryforwards will expire beginning in 2015 for federal and state purposes. Included in the net operating loss carryforwards amount is $9.5 million for federal and $4.7 million for state income tax purposes, in which, the Company expects to record a credit to additional paid-in capital when the windfall tax benefits are realized in the future.

The Company has research credit carryforwards of approximately $3.2 million for federal and $4.0 million for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

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

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1.1 million of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2014. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. If the Company decides to repatriate foreign earnings, the Company would need to adjust its income tax provision in the period in which it is determined that the earnings will no longer be indefinitely reinvested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 28, 2014	December 29, 2013	December 30, 2012
Beginning balance of unrecognized tax benefits	$79	$79	$77
Additions for tax positions related to the prior year	330	—	—
Additions for tax positions related to the current year	162	—	2
Lapse of statues of limitations	(55)	—	—
Ending balance of unrecognized tax benefits	$516	$79	$79

Out of $516,000 of unrecognized tax benefits, approximately $51,000 of unrecognized tax benefit would result in a change in the Company's effective tax rate if recognized in future years. As of December 28, 2014 and December 29, 2013 the Company had approximately $25,000 and $40,000 of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the Company's historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, or IRS, and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of December 28, 2014, fiscal years 2010 onward remain open to examination by the U.S. taxing authorities and fiscal years 2006 onward remain open to examination in Canada. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

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

In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds from this offering of $23.1 million, net of underwriter's commission and other offering expenses of $2.2 million.

As of December 28, 2014, 4.2 million warrants were outstanding. Approximately 1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expire in May 2015 and because the registration statement is no longer effective, they can only be exercised on a cashless basis. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants expire in June 2017 and can be exercised on a cash or cashless basis until August 2016. After this date, the registration statement will no longer be effective and the warrants can only be exercised on a cashless basis.

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

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the Plan. As of December 28, 2014 approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company's results of operations of recording stock-based compensation expense for fiscal years 2014, 2013, and 2012 was as follows (in thousands):

	Fiscal Years
	2014	2013	2012
Cost of revenue	$137	$232	$179
Research and development	924	666	455
Selling, general and administrative	1,181	1,081	1,369
Total costs and expenses	$2,242	$1,979	$2,003

In 2014, the Company granted restricted stock units, or RSUs, to employees with vesting terms from fully vested to 12 months vesting. Total stock-based compensation related to RSUs was $854,000 in 2014. The Company issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations. In 2014, the Company also granted performance-based restricted stock units, or PRSUs, to new employees and the stock-based compensation related to PRSUs was $64,000.

The amount of stock-based compensation included in inventories at the end of 2014, 2013 and 2012 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2014	2013	2012
Expected term (years)	6.6	6.1	6.3
Risk-free interest rate	1.98%	1.74%	0.98%
Expected volatility	58%	59%	61%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2014, 2013 and 2012 was $1.99, $1.82, and $1.36 per option, respectively. As of the end of 2014, the fair value of unvested stock options, net of expected forfeitures, was approximately $3.1 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.41 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2014:

Shares Available for Grant
(in thousands)
Balance at December 29, 2013	2,253
Options granted	(428)
Options forfeited or expired	219
RSUs granted	(927)
PRSU's granted	(20)
PRSU's forfeited or expired	42
Balance at December 28, 2014	1,139

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2012	7,483	$2.58
Granted	791	2.43
Forfeited or expired	(935)	3.04
Exercised	(379)	1.87
Balance outstanding at December 30, 2012	6,960	2.55
Granted	716	3.26
Forfeited or expired	(269)	2.65
Exercised	(165)	2.21
Balance outstanding at December 29, 2013	7,242	2.62
Granted	428	3.51
Forfeited or expired	(219)	3.56
Exercised	(1,769)	2.57
Balance outstanding at December 28 ,2014	5,682	$2.67	5.47	$3,889
Exercisable at December 28, 2014	4,554	$2.56	4.69	$3,616
Vested and expected to vest at December 28, 2014	5,456	$2.65	5.33	$3,852

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $3.20 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $3.7 million, $139,000 and $343,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2014, 2013 and 2012 was approximately $4.5 million, $365,000 and $711,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $1.1 million, $1.1 million, and $1.4 million for 2014, 2013, and 2012, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2014 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $0.90	516	3.82	$0.90	516	$0.90
1.63 - 1.63	895	4.19	1.63	895	1.63
2.16 - 2.76	571	6.96	2.29	349	2.31
2.78 - 2.78	1,596	5.89	2.78	1,454	2.78
2.82 - 3.20	633	5.19	3.03	399	2.94
3.21 - 3.48	727	7.94	3.40	325	3.41
3.54 - 3.92	167	8.70	3.69	39	3.64
4.17 - 4.17	504	2.86	4.17	504	4.17
4.36- 4.36	35	0.42	4.36	35	4.36
5.94 - 5.94	38	1.14	5.94	38	5.94
$0.78 - $5.94	5,682	5.47	$2.67	4,554	$2.56

Restricted Stock Units

RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to grants of vested RSUs was $854,000 in 2014. In 2014, the Company also granted PRSUs, to new employees and the stock-based compensation related to PRSUs was $64,000.

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2013	225	$3.17
Granted	947	3.74
Vested	(480)	3.86
Forfeited	(42)	—
Nonvested at December 28, 2014	650	$3.47

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2014, 2013 and 2012 was $0.96, $0.71 and $0.74, respectively. Sales under the ESPP were 278,000 shares of common stock at an average price of $2.76 for 2014, 357,000 shares of common stock at an average price of $1.74 for 2013, and 270,000 shares of common stock at an average price of $1.95 for 2012.

Under the 2009 ESPP, the Company issued 278,000 shares at an average price of $2.76 per share during 2014. As of December 28, 2014, 877,000 shares under the 2009 ESPP remained available for issuance. For 2014, the Company recorded compensation expenses related to the ESPP of $255,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2014	2013	2012
Expected life (months)	6.0	6.1	6.00
Risk-free interest rate	0.07%	0.09%	0.14%
Volatility	49%	39%	56%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2014, the unrecognized stock-based compensation expense relating to the Company's ESPP was $119,000 and was expected to be recognized over a weighted average period of approximately 4.6 months.

NOTE 12-ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides details about reclassification out of accumulated other comprehensive income (loss) for the year ended December 28, 2014 and December 29, 2013:

Change in unrealized gains on available for sale securities
(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 30, 2012	$(11)
Other comprehensive income (loss) before reclassifications	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	88
Net change in other comprehensive income (loss)	11
Accumulated other comprehensive income (loss), net of tax, as of December 29, 2013	$—
Amounts reclassified from accumulated other comprehensive income (loss)	—
Accumulated other comprehensive income (loss), net of tax, as of December 28, 2014	$—

NOTE 13-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2014	2013	2012
Revenue by product line (1) :
New products	$19,311	$18,219	$5,920
Mature products	8,534	7,853	9,024
Total revenue	$27,845	$26,072	$14,944
___________________________

(1)
 For all periods presented: New products include all products manufactured on 180 nanometer or small semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2014	2013	2012
Revenue by geography:
Asia Pacific (1)	$20,157	$20,099	$5,376
Europe	3,371	1,788	2,414
North America (2)	4,317	4,185	7,154
Total revenue	$27,845	$26,072	$14,944
__________________________

(1)	Asia Pacific includes revenue from South Korea of $14,409 or 52% of total revenue in 2014.

(2)	North America includes revenue from the United States of $4,052 or 14% of total revenue in 2014.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2014	2013	2012
Distributor “A”	16%	18%	27%
Distributor "C"	*	*	19%
Distributor “D”	*	*	10%
Customer “B”	*	*	14%
Customer "F"	*	*	10%
Customer "G"	52%	56%	*
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 28, 2014	December 29, 2013
Distributor “A”	34%	20%
Customer "G"	28%	71%
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of the end of 2014, less than 10% of the Company's long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 14-SHELF REGISTRATION STATEMENT

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company received net proceeds of $23.1 million, net of underwriter's commission and other expenses of $2.2 million, by issuing an aggregate of 8,740,000 shares of Common Stock, $0.001 par value in an underwritten public offering at a price of $2.90 per share. As of December 28, 2014, the remaining balance on the shelf was approximately $14.7 million.

NOTE 15-COMMITMENTS AND CONTINGENCIES

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2014 and 2013, the Company had $552,000 and $10.8 million, respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 28, 2014, total outstanding purchase obligations due within the next 12 months were $1.2 million.

The Company leases its primary facility under a non-cancelable operating lease that expires on December 31, 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2014, 2013 and 2012 was approximately $947,000, $947,000, and $493,000, respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2015	$917
2016	844
2017	781
2018	799
$3,341

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

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014	December 29, 2013	September 29, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$5,721	$4,124	$6,836	$11,164	$8,863	$9,066	$5,126	$3,017
Cost of revenue	3,509	2,361	3,820	7,106	6,095	6,037	3,187	1,986
Gross profit (1)	2,212	1,763	3,016	4,058	2,768	3,029	1,939	1,031
Operating expenses:
Research and development	3,432	3,057	3,056	2,641	2,473	2,052	1,842	2,008
Selling, general and administrative	2,771	2,579	2,848	3,465	3,354	3,207	2,911	2,530
Restructuring Costs (Credits) (2)	—	—	—	—	—	(32)	206	7
Loss from operations	(3,991)	(3,873)	(2,888)	(2,048)	(3,059)	(2,198)	(3,020)	(3,514)
Gain on sale of TowerJazz Semiconductor Ltd. Shares (3)					—	—	181	—
Interest expense	(18)	(34)	(17)	(16)	(17)	(8)	(20)	(9)
Interest income and other expense, net	(47)	(17)	(36)	(26)	(27)	(74)	(52)	(4)
Loss before taxes	(4,056)	(3,924)	(2,941)	(2,090)	(3,103)	(2,280)	(2,911)	(3,527)
Provision for (benefit from) income taxes (4)	86	6	(44)	20	86	(18)	330	57
Net loss	$(4,142)	$(3,930)	$(2,897)	$(2,110)	$(3,189)	$(2,262)	$(3,241)	$(3,584)
Net loss per share:
Basic and Diluted	$(0.07)	$(0.07)	$(0.05)	$(0.04)	$(0.07)	$(0.05)	$(0.07)	$(0.08)
Weighted average shares:
Basic and Diluted	55,982	55,812	55,379	54,433	49,130	44,761	44,641	44,517
___________________________

(1)
Gross profit percentage ranged between 31% to 44% in the last 8 quarters primarily as a result of changes in customer and product mix, favorable purchase price adjustments, and favorable standard cost variances during these quarters.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 is set forth under the caption "Changes of Independent Registered Public Accounting Firm" in our Proxy Statement, which is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2014 our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 28, 2014 our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 28, 2014 has been audited by BDO USA, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2015 Annual Meeting of Stockholders and will be filed not later than 120  days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the backgrounds of our officers is contained herein under Item 1, “Executive Officers and Directors.”

Information regarding the backgrounds of our directors is set forth under the caption “Proposal One, Election of Directors” in our Proxy Statement, which information is incorporated herein by reference.

There are no family relationships between any of our directors, executive officers, or persons nominated or chosen to be a director or officer, and no such persons have been involved during the last ten years, in any legal proceedings material to their abilities or integrity.

Information regarding our Audit Committee, our Audit Committee financial expert, the procedures by which security holders may recommend nominees to our Board and our Code of Conduct and Ethics is hereby incorporated herein by reference from the section entitled “Board Meetings, Committees and Corporate Governance” in the Proxy Statement. A copy of our Code of Conduct and Ethics is posted on our website at http://www.quicklogic.com/corporate/about-us/management. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Conduct and Ethics by posting such information on our website http://www.quicklogic.com/corporate/about-us/management.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation, Compensation Discussion and Analysis” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is set forth under the captions “Equity Compensation Plan Summary”, "Post-Employment and Change of Control Compensation" and “Security Ownership” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth under the captions “Board Meetings, Committees and Corporate Governance” and “Transactions with Related Persons” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by BDO USA, LLP during Fiscal Year 2014 and Fees billed to QuickLogic by PricewaterhouseCoopers during Fiscal year 2013" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2014	$—	$—	$—	$—
Fiscal Year 2013	$20	$(20)	$—	$—
Fiscal Year 2012	$10	$10	$—	$20

Allowance for Deferred Tax Assets:
Fiscal Year 2014	$63,528	$3,090	$—	$66,618
Fiscal Year 2013	$60,223	$3,305	$—	$63,528
Fiscal Year 2012	$56,067	$4,156	$—	$60,223

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.

10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.

10.37(28)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.38(29)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
21.1(2)	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers, LLP Independent Registered Public Accounting Firm
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(28)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(29)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer; Director (Principal Executive Officer)	March 5, 2015

/S/ RALPH S. MARIMON Ralph S. Marimon	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2015

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 5, 2015

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 5, 2015

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 5, 2015

/s/ Daniel A. Rabinovitsj Daniel A. Rabinovitsj	Director	March 5, 2015

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 5, 2015

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 5, 2015

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.

10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.
10.37(28)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.38(29)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
21.1(2)	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers, LLP Independent Registered Public Accounting Firm
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(28)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(29)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).