Form 10-Q
period 2015-03-29
QUICKLOGIC CORPORATION
filed 2015-05-05
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of April 29, 2015, the registrant had outstanding 56,210,138 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
March 29, 2015

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,215	$30,050
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,684	1,552
Inventories	3,349	4,952
Other current assets	1,050	1,146
Total current assets	34,298	37,700
Property and equipment, net	2,974	3,217
Other assets	227	222
TOTAL ASSETS	$37,499	$41,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,763	$2,506
Accrued liabilities	1,710	1,574
Deferred revenue	114	—
Current portion of capital lease obligations	232	225
Total current liabilities	3,819	4,305
Long-term liabilities:
Revolving line of credit	1,000	1,000
Capital lease obligations, less current portion	137	191
Other long-term liabilities	160	76
Total liabilities	5,116	5,572
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,200 and 56,182 shares issued and outstanding, respectively	56	56
Additional paid-in capital	238,873	238,419
Accumulated deficit	(206,546)	(202,908)
Total stockholders' equity	32,383	35,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,499	$41,139

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue	$6,159	$11,164
Cost of revenue	3,280	7,106
Gross profit	2,879	4,058
Operating expenses:
Research and development	3,477	2,641
Selling, general and administrative	2,960	3,465
Total operating expenses	6,437	6,106
Loss from operations	(3,558)	(2,048)
Interest expense	(14)	(16)
Interest income and other expense, net	(26)	(26)
Loss before income taxes	(3,598)	(2,090)
Provision for income taxes	40	20
Net loss	$(3,638)	$(2,110)
Net loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
Weighted average shares:
Basic	56,190	54,433
Diluted	56,190	54,433

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net loss	$(3,638)	$(2,110)
Total other comprehensive income, net of tax	—	—
Total comprehensive loss	$(3,638)	$(2,110)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net loss	$(3,638)	$(2,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	362
Stock-based compensation	497	732
Write-down of inventories	17	64
Gains on disposal of equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(132)	(66)
Inventories	1,586	(1,152)
Other assets	153	343
Trade payables	(876)	(1,172)
Accrued liabilities and deferred revenue	253	162
Other long-term liabilities	84	(6)
Net cash used in operating activities	(1,691)	(2,845)
Cash flows from investing activities:
Capital expenditures for property and equipment	(51)	(12)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(51)	(10)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(47)	—
Stock issued under share-based compensation, net	(46)	2,561
Net cash (used in) provided by financing activities	(93)	2,561
Net (decrease) in cash and cash equivalents	(1,835)	(294)
Cash and cash equivalents at beginning of period	30,050	37,406
Cash and cash equivalents at end of period	$28,215	$37,112

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$369	$309
Purchase of equipment included in accounts payable	$71	$79

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2014. Operating results for the three months ended March 29, 2015 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2015 and for 2014 ended on Sunday, March 29, 2015 and March 30, 2014, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of March 29, 2015, the Company's principal sources of liquidity consisted of cash and cash equivalents of $28.2 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank which expires on June 27, 2016. This line of credit provides for committed loan advances of up to $6.0 million, subject to increase at the Company's election up to $10.0 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

For the three months ended March 29, 2015, the Company generated 39% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the three months ended March 29, 2015, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2014. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the Securities Exchange Commission, or SEC, on March 5, 2015.

New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), which is intended to improve the targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB accounting standards codification and improves the current U.S. GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity, or VIE and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. This ASU 2015-02 is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of ASU 2015-02 on its consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). This ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show such item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU 2015-01 is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the adopted guidance is applied from the beginning of the annual year in which such guidance is adopted. The Company is currently evaluating the impact of ASU 2015-01 on its consolidated financial statements and footnote disclosures.

Other new accounting pronouncements are disclosed on the Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the SEC on March 5, 2015.

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

The following shares were not included in the calculation of diluted net loss per share for the three months ended March 29, 2015 and March 30, 2014: (i) 7.1 million and 6.9 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 4.2 million shares of common stock. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

	As of
	March 29, 2015	December 28, 2014
	(in thousands)
Inventories:
Raw Material	$—	$—
Work-in-process	1,298	1,191
Finished goods	2,051	3,761
	$3,349	$4,952
Other current assets:
Prepaid expenses	$946	$1,042
Other	104	104
	$1,050	$1,146
Property and equipment:
Equipment	$14,032	$14,047
Software	2,852	3,332
Furniture and fixtures	711	710
Leasehold improvements	708	595
	18,303	18,684
Accumulated depreciation and amortization	(15,329)	(15,467)
	$2,974	$3,217

Accrued liabilities:
Employee related accruals	$1,602	$1,356
Other	108	218
	$1,710	$1,574

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	March 29, 2015	December 28, 2014
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	369	416
	1,369	1,416
Current portion of debt and capital lease obligations	(232)	(225)
Long term portion of debt and capital lease obligations	$1,137	$1,191

Revolving Line of Credit

The Company has entered into the Third Loan Agreement. The terms of the Third Loan Agreement include a $6.0 million revolving line of credit available through June 27, 2016. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate, which is LIBOR plus the LIBOR rate margin. During the first quarter of 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.06%.

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

Capital Leases

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of March 29, 2015, $112,000 was outstanding under this capital lease, of which $55,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of March 29, 2015, $157,000 was outstanding under the capital lease, of which $77,000 was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of March 29, 2015, $100,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The accounting guidance for fair value measurement also specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company's own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of March 29, 2015				As of December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$26,253	$—	$26,253	$—	$29,425	$874	$28,551	$—
Total assets	$26,253	$—	$26,253	$—	$29,425	$874	$28,551	$—
_________________

(1)             Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of March 29, 2015 and December 28, 2014.

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

As of March 29, 2015, 4.2 million warrants were outstanding. Approximately1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expire in May 2015, and because the registration statement is no longer effective, they can only be exercised on a cashless basis. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants expire in June 2017 and can be exercised on a cash or cashless basis until August 2016. After this date, the registration statement will no longer be effective and the warrants can only be exercised on a cashless basis

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Employee Stock Plans

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in March 2011 and approved by the Company's stockholders on April 28, 2011 to, among other things, reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan. As of March 29, 2015, approximately 7.0 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 7.5 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

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

The stock-based compensation expense included in the Company's consolidated financial statements for the three months ended March 29, 2015 and March 30, 2014 was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of revenue	$39	$42
Research and development	191	353
Selling, general and administrative	267	337
Total costs and expenses	$497	$732

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	March 29, 2015	March 30, 2014
Expected term (years)	4.78	6.98
Risk-free interest rate	1.40%	2.22%
Expected volatility	52.11%	53.11%
Expected dividend yield	—	—

The weighted average estimated fair value for options granted during the first quarters of 2015 and 2014 was $0.90 and $2.92 per option, respectively. As of March 29, 2015 and March 30, 2014, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.9 million and $2.4 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.40 years.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the first three months of 2015:

Shares Available for Grant
(in thousands)
Balance at December 28, 2014	1,139
Options granted	(80)
Options forfeited or expired	6
RSUs granted	(71)
PRSUs granted	(10)
PRSUs forfeited or expired	12
Balance at March 29, 2015	996

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first three months of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2014	5,682	$2.67
Granted	80	2.00
Forfeited or expired	(6)	2.96
Exercised	(1)	2.35
Balance outstanding at March 29, 2015	5,755	$2.66	5.28	$800
Exercisable at March 29, 2015	4,682	$2.57	4.53	$800
Vested and expected to vest at March 29, 2015	5,545	$2.64	5.15	$800

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.93 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2015 and 2014 was $1,000 and $2.8 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2015 and 2014 was approximately $3,000 and $3.0 million respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $248,000 for the first three months ended March 29, 2015.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. The Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $155,000 and $15,000, respectively, for the first quarter of 2015. As of March 29, 2015, there was $1.5 million in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the three months ended March 29, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 29, 2015 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2014	650	$3.47
Granted	81	2.21
Vested	(29)	2.24
Forfeited	(12)	—
Nonvested at March 29, 2015	690	$3.38

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarters of 2015 and 2014 was $0.92 and $0.85 per right, respectively.

As of March 29, 2015, 877,000 shares remained available for issuance under the 2009 ESPP. For the first quarter of 2015, the Company recorded stock-based compensation expense related to the 2009 ESPP of $79,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	March 29, 2015	March 30, 2014
Expected term (months)	5.96	5.97
Risk-free interest rate	0.08%	0.09%
Volatility	49.57%	39.62%
Dividend yield	—	—

As of March 29, 2015, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $40,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the first quarters of 2015 and 2014, the Company recorded net income tax expenses of $40,000 and $20,000, respectively. The income tax expense for the first quarters of 2015 and 2014 relates to income taxes from the Company's foreign operations which are cost-plus entities.

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

 The Company had approximately $52,000 and $51,000 of unrecognized tax benefits at March 29, 2015 and December 28, 2014, respectively, which will result in a change in the Company's effective tax rate if recognized in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three month period ended March 29, 2015, the Company accrued $1,000 of interest and penalties. As of March 29, 2015, the Company had approximately $26,000 of accrued interest and penalties related to uncertain tax positions.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Included in the balance of unrecognized tax benefits at March 29, 2015 is $17,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue by product line (1):
New products	$4,144	$8,916
Mature products	2,015	2,248
Total revenue	$6,159	$11,164
_________________

(1)                   For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue by geography:
Asia Pacific (1)	$3,808	$9,328
North America (2)	1,842	1,100
Europe	509	736
Total revenue	$6,159	$11,164
___________

(1)     Asia Pacific includes revenue from South Korea of $2.4 million or 39% of total revenue and $7.8 million or 70% of total revenue for the quarters ended March 29, 2015 and March 30, 2014, respectively.
(2)     North America includes revenue from the United States of $1.8 million or 29% of total revenue and $1.1 million or 10% for the quarters ended March 29, 2015 and March 30, 2014, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
Distributor "A"	29%	*
Customer "B"	16%	*
Customer "G"	39%	70%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 29, 2015	December 28, 2014
Distributor "A"	50%	34%
Customer "G"	23%	28%

As of March 29, 2015, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of March 29, 2015 and December 28, 2014, the Company had $491,000 and $552,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of March 29, 2015, total outstanding purchase obligations were $1.5 million, of which $1.2 million were due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the first quarters of 2015 and 2014 was approximately $239,000 and $231,000, respectively.

As of March 29, 2015, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2015 (Remaining 9 months)	$705
2016	846
2017	781
2018	800
$3,132

Note 13 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

any such third party assertions will be resolved: (i) without costly litigation; (ii) in a manner that is not adverse to the Company's financial position, results of operations or cash flows; or (iii) without requiring royalty or other payments which may adversely impact gross profit.

Note 14 — Subsequent Events

On April 23, 2015, the stockholders approved an amendment to the 2009 Stock Plan to reserve an additional 2,500,000 shares of common stock for issuance under the 2009 Stock Plan. On the same day the stockholders approved an amendment to the 2009 Employee Stock Purchase Plan to reserve an additional 1,000,000 shares of common stock for issuance under the 2009 Employee Stock Purchase Plan.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our Customer Specific Standard Products, or CSSPs, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our research and development efforts, (5) our gross profit and factors that affect gross profit, (6) our level of operating expenses, (7) our partners and suppliers and (8) industry trends. The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2015. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We develop and market low-power customizable semiconductor solutions that: enable customers to add new differentiated features; enable always-on and contextually aware sensor applications; extend battery life; and improve the customer's visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Smartphones, Tablets, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display & Visual Enhancement; Smart Connectivity; and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include one or more of the following: a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; SenseMeTM algorithm library; software drivers; and firmware. Our main platform families, ArcticLink® and PolarPro®, are standard silicon platforms. Recent examples of PSBs that have been developed and that are available to customers include driving one or more Light Emitting Diodes, or LEDs, Barcode transmission via InfraRed (IR) LED, and TV remote control via LED. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering Bill of material cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

Utilizing a focused customer engagement model, we market CSSPs to Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, that offer differentiated mobile products, and to processor vendors that wish to expand their served available market through the deployment of reference designs to their customers. Our solutions enable OEMs and ODMs to add new features, deploy sensor-enabled applications, extend battery life, and improve the visual experience of their handheld mobile devices. In addition to working directly with our customers, we partner with other companies with expertise in certain technologies to develop additional intellectual property, reference platforms, and system software to provide application solutions.

We work with mobile processor manufacturers and sensor suppliers in the development of reference designs. Through the use of reference designs that incorporate our CSSPs, we believe mobile processor manufacturers can expand the served

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

available market for their processors. In the event that a CSSP development with a processor manufacturer or a set of sensor vendors is applicable to a set of common OEMs or ODMs, we can amortize our research and development investment over that set of OEMs/ODMs. We call this type of solution a Catalog CSSP. We are placing a greater emphasis on developing and marketing Catalog CSSPs in the future.

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

During the first quarter of 2015, we generated total revenue of $6.2 million which represents an increase of 8% from the prior quarter and a decrease of 45% over the first quarter of 2014. Our new product revenue increased to $4.1 million, up 13% sequentially and down 54% year over year. The sequential increase in our new product revenue was primarily due to unforecasted shipments of our first generation new products. A year over year decrease of 54% was primarily due to reduced shipment of our ArcticLink III display solution platform to Samsung for certain Android tablets. We anticipate new product revenue generated from our Display & Visual Enhancement product category will continue to fluctuate depending on the demand in the Android tablet market.
For the first quarter of 2015, revenue generated from Samsung accounted for 58% of our new product revenue and 39% of our total revenue compared to 77% and 49%, respectively, for the fourth quarter of 2014. During the first quarter of 2015, new products were shipped into the Tablet, Smartphone and Mobile Enterprise markets. Our mature product revenue was $2.0 million, down 1% sequentially and down 10% year over year. We devote substantially all of our development, sales and marketing efforts to our new solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $3.6 million for the first quarter of 2015 compared to a net loss of $2.1 million for the first quarter of 2014.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on March 5, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue	100%	100%
Cost of revenue	53%	64%
Gross profit	47%	36%
Operating expenses:
Research and development	57%	24%
Selling, general and administrative	48%	31%
Loss from operations	(58)%	(19)%

Interest expense	—%	—%
Interest income and other expense, net	—%	—%
Loss before income taxes	(58)%	(19)%
Provision for income taxes	1%	—%
Net loss	(59)%	(19)%

_____________
Insignificant percentages are rounded to zero percentage (-%)for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended March 29, 2015 and March 30, 2014

Revenue

The table below sets forth the changes in revenue for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2015		March 30, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,144	67%	$8,916	80%	$(4,772)	(54)%
Mature products	2,015	33%	2,248	20%	(233)	(10)%
Total revenue	$6,159	100%	$11,164	100%	$(5,005)	(45)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $4.8 million decrease in new product revenue was primarily due to decreased shipments of our ArcticLink III display bridge solution platform to Samsung for certain Android tablets. Revenue from Samsung in the first quarter of 2015 was $2.4 million compared to $7.8 million for the first quarter of 2014. Shrinkage of the tablet market continues to impact the Company's revenue from Samsung. Revenue generated from Samsung accounted for 58% of the new product revenue and 39% of total revenue in the first quarter of 2015. The decrease in mature product revenue is primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors and royalty income.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung, combined with the cyclical nature of the mobile market, we have experienced significant fluctuation in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In the current quarter, the impact of price reductions on the revenue was insignificant. In addition, these large companies provide longer-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2015		March 30, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$6,159	100%	$11,164	100%	$(5,005)	(45)%
Cost of revenue	3,280	53%	7,106	64%	(3,826)	(54)%
Gross Profit	$2,879	47%	$4,058	36%	$(1,179)	(29)%

The $1.2 million decrease in gross profit in the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to the overall decrease in revenue from our new and matured products, particularly ArcticLink III revenue from Samsung. The sale of previously reserved inventory was $63,000 and $119,000 in the first quarters of 2015 and 2014, respectively. The increase in gross margin percentage in the first quarter of 2015 as compared to the first quarter of 2014 was primarily driven by the mix of customers and products shipped during the first quarter of 2015. In the first quarter of 2015,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

revenue from first generation new products contributed higher gross margins. Cost of revenue from these products remained flat in the first quarter of 2015 compared to the first quarter of 2014.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and develop new CSSPs and products, our product life cycle will be shorter and the risk of obsolescence will increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2015		March 30, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,477	57%	$2,641	24%	$836	32%
SG&A expense	2,960	48%	3,465	31%	(505)	(15)%
Total operating expenses	$6,437	105%	$6,106	55%	$331	5%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. The $836,000 increase in R&D expenses in the first quarter of 2015, as compared to the first quarter of 2014, was primarily attributable to a $478,000 increase in compensation expenses due to increased headcount and a $646,000 increase in third-party chip design costs, partially offset by a decrease in stock-based compensation expenses of $290,000. We expect that our R&D expenses will continue to increase due to planned engineering hires.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $505,000 decrease in SG&A expenses in the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to lower stock-based compensation expenses of $510,000.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other expense, net, for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29, 2015	March 30, 2014	Amount	Percentage
Interest expense	$(14)	$(16)	$2	(13)%
Interest income and other expense, net	(26)	(26)	—	—%
	$(40)	$(42)	$2	(5)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The decrease in interest expense was primarily due to slightly lower interest on our revolving line of credit.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the income tax provision (benefit) for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29, 2015	March 30, 2014	Amount	Percentage
Provision for income taxes	$40	$20	$20	100%

The income tax provisions for the first quarter of 2015 and first quarter of 2014 were primarily from our foreign operations, which are cost-plus entities.

As of March 29, 2015, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of March 29, 2015, our principal sources of liquidity consisted of our cash and cash equivalents of $28.2 million and available credit under our $5.0 million revolving line of credit with Silicon Valley Bank, which expires on June 27, 2016. Borrowing under the Company's line of credit is subject to the Company maintaining a tangible net worth of at least $15.0 million, an unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: (i) the prime rate plus the prime rate margin, or (ii) the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the first quarter of 2015. As of March 29, 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.06%.

Most of our cash and cash equivalents were invested in money market funds with investment bankers rated AAAm/Aaa. Our interest-bearing debt consisted of $369,000 outstanding under capital leases and $1.0 million outstanding under our revolving debt (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $939,000 and $868,000 at March 29, 2015 and December 28, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Net cash (used in) operating activities	$(1,691)	$(2,845)
Net cash (used in) investing activities	(51)	(10)
Net cash (used in) provided by financing activities	(93)	2,561

Net cash from operating activities

Net cash used for operating activities was $1.7 million in the first three months of 2015. The cash used for operating activities was a result of the net loss of $3.6 million, partially offset by cash provided by changes in operating assets and liabilities of $1.1 million and $879,000 of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $497,000, depreciation and amortization of $365,000, and a write-down of inventory of $17,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $1.6 million as a result of sales of existing new product inventory and an increase in accrued liabilities and deferred revenue of $253,000, partially offset by a reduction in accounts payable of $876,000 due to the timing of payments.

 Net cash used for operating activities was $2.8 million in the first three months of 2014. The cash used for operating activities resulted primarily from the net loss of $2.1 million and cash used for operating assets and liabilities of $1.9 million offset by $1.2 million of non-cash charges. These non-cash charges consisted primarily of stock-based compensation of$732,000, depreciation and amortization of $362,000, and a write-down of inventory of $64,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories in anticipation of future revenues and a reduction in accounts payable due to timing of payments.

Net cash from investing activities

Net cash used for investing activities in the first three months of 2015 was $51,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels are projected to be approximately $1.3 million during the remainder of fiscal year 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used for investing activities in the first three months of 2014 was $10,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash used for financing activities was $93,000 in the first three months of 2015, primarily related to the issuance of common shares to employees under our equity plans and scheduled repayments of lease obligations.

Net cash provided by financing activities was $2.6 million for the first three months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans.

We require substantial cash to fund our business and currently use cash to fund capital expenditures and operating losses. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months.

After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing at commercially acceptable terms.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 29, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$3,131	$935	$1,597	$599
Wafer purchases (1)	491	491	—	—
Other purchase commitments	1,476	1,204	272	—
Total contractual cash obligations	5,098	2,630	1,869	599
Other commercial commitments (2):
Revolving line of credit	1,000	—	1,000	—
Capital lease obligations (3)	369	232	137	—
Total commercial commitments	1,369	232	1,137	—
Total contractual obligations and commercial commitments (4)	$6,467	$2,862	$3,006	$599
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecast wafer volume. Wafer and finished goods purchase commitments of $491,000 include firm purchase commitments as of March 29, 2015.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of March 29, 2015.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $52,000 as of March 29, 2015. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

Concentration of Suppliers

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing of our devices, and for the supply of programming equipment. These services are typically

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. These subcontract manufacturers produce products for other companies and we must place orders up to several months in advance of expected delivery. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product, and our ability to respond to changes in demand is limited by the ability of our suppliers to provide products with the quantity, quality, cost and timeliness that we require. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2015 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 21% of total operating expenses for the first three months of 2015 and 2014, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $101,000 in the first three months of 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 29, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our 2014 Annual Report on Form 10-K for the year ended December 28, 2014, filed with the SEC on March 5, 2015, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A. Any information presented below updates and supplements, and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

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

QUICKLOGIC CORPORATION

/s/ Ralph S. Marimon
Date:	May 5, 2015	Ralph S. Marimon
Vice President, Finance and Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document