Form 10-Q
period 2015-06-28
QUICKLOGIC CORPORATION
filed 2015-08-05
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of July 31, 2015, the registrant had outstanding 56,587,195 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
June 28, 2015

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,415	$30,050
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,597	1,552
Inventories	3,001	4,952
Other current assets	873	1,146
Total current assets	31,886	37,700
Property and equipment, net	2,689	3,217
Other assets	229	222
TOTAL ASSETS	$34,804	$41,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,000	$—
Trade payables	2,152	2,506
Accrued liabilities	2,069	1,574
Deferred revenue	114	—
Current portion of capital lease obligations	202	225
Total current liabilities	5,537	4,305
Long-term liabilities:
Revolving line of credit	—	1,000
Capital lease obligations, less current portion	56	191
Other long-term liabilities	155	76
Total liabilities	5,748	5,572
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,580 and 56,182 shares issued and outstanding, respectively	56	56
Additional paid-in capital	239,824	238,419
Accumulated deficit	(210,824)	(202,908)
Total stockholders' equity	29,056	35,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,804	$41,139

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue	$4,973	$6,836	$11,132	$18,000
Cost of revenue	2,830	3,820	6,110	10,926
Gross profit	2,143	3,016	5,022	7,074
Operating expenses:
Research and development	3,493	3,056	6,970	5,697
Selling, general and administrative	2,690	2,848	5,650	6,313
Restructuring costs	169	—	169	—
Total operating expenses	6,352	5,904	12,789	12,010
Loss from operations	(4,209)	(2,888)	(7,767)	(4,936)
Interest expense	(15)	(17)	(29)	(33)
Interest income and other expense, net	(33)	(36)	(59)	(62)
Loss before income taxes	(4,257)	(2,941)	(7,855)	(5,031)
Provision for (benefit from) income taxes	21	(44)	61	(24)
Net loss	$(4,278)	$(2,897)	$(7,916)	$(5,007)
Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.14)	$(0.09)
Diluted	$(0.08)	$(0.05)	$(0.14)	$(0.09)
Weighted average shares:
Basic	56,359	55,379	56,275	54,906
Diluted	56,359	55,379	56,275	54,906

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net loss	$(4,278)	$(2,897)	$(7,916)	$(5,007)
Total other comprehensive income, net of tax	—	—	—	—
Total comprehensive loss	$(4,278)	$(2,897)	$(7,916)	$(5,007)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net loss	$(7,916)	$(5,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727	727
Stock-based compensation	988	1,298
Write-down of inventories	13	99
Gains on disposal of equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(45)	1,285
Inventories	1,938	(3,614)
Other assets	409	234
Trade payables	(533)	(1,028)
Accrued liabilities and deferred revenue	617	(583)
Other long-term liabilities	79	(59)
Net cash used in operating activities	(3,723)	(6,650)
Cash flows from investing activities:
Capital expenditures for property and equipment	(163)	(522)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(163)	(520)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(158)	(114)
Stock issued under share-based compensation, net	409	4,208
Net cash provided by financing activities	251	4,094
Net (decrease) in cash and cash equivalents	(3,635)	(3,076)
Cash and cash equivalents at beginning of period	30,050	37,406
Cash and cash equivalents at end of period	$26,415	$34,330

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$258	$435
Purchase of equipment included in accounts payable	$36	$306

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low-power programmable solutions that enable customers to add differentiated features and capabilities to their mobile, consumer and industrial products. The Company is a fabless semiconductor company that designs, markets and supports ultra-low power, customizable Sensor Hub, Display, and Connectivity semiconductor solutions for smartphone, tablet, wearable, and mobile enterprise, Original Equipment Manufacturers, or OEMs. Called Customer Specific Standard Products, or CSSPs, these programmable ‘silicon plus software’ solutions enable our customers to bring hardware-differentiated products to market quickly and cost effectively. The Company also develops and markets low-power Field Programmable Gate Arrays, or FPGAs, application solutions, associated design software and programming hardware.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2014. Operating results for the six months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarters for 2015 and for 2014 ended on Sunday, June 28, 2015 and June 29, 2014, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of June 28, 2015, the Company's principal sources of liquidity consisted of cash and cash equivalents of $26.4 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on June 27, 2016. This line of credit provides for committed loan advances of up to $6.0 million, subject to increase at the Company's election up to $10.0 million.

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable.

For the three and six months ended June 28, 2015, the Company generated 41% and 40% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the six months ended June 28, 2015, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2014. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the Securities Exchange Commission, or SEC, on March 5, 2015.

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying Presentation of Debt Issuance Costs which amends the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods beginning after December 15, 2016, and must be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of ASU 2015-03 on its consolidated financial statements and footnote disclosures.

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

The following shares were not included in the calculation of diluted net loss per share for the second quarter and six months ended June 28, 2015 and June 29, 2014: (i) 7.1 million and 6.6 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million as of June 28, 2015 and 4.2 million as of June 29,

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2014 shares of common stock respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

	As of
	June 28, 2015	December 28, 2014
	(in thousands)
Inventories:
Raw material	$—	$—
Work-in-process	1,798	1,191
Finished goods	1,203	3,761
	$3,001	$4,952
Other current assets:
Prepaid expenses	$765	$1,042
Other	108	104
	$873	$1,146
Property and equipment:
Equipment	$14,100	$14,047
Software	2,852	3,332
Furniture and fixtures	711	710
Leasehold improvements	714	595
	18,377	18,684
Accumulated depreciation and amortization	(15,688)	(15,467)
	$2,689	$3,217

Accrued liabilities:
Employee related accruals	$1,792	$1,356
Restructuring accruals - See Note 12	169	—
Other	108	218
	$2,069	$1,574

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	June 28, 2015	December 28, 2014
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	258	416
	1,258	1,416
Current portion of debt and capital lease obligations	(1,202)	(225)
Long term portion of debt and capital lease obligations	$56	$1,191

Revolving Line of Credit

The Company and Silicon Valley Bank have entered into the Third Amended and Restated Loan and Security Agreement dated June 30, 2014, as amended September 26, 2014 ("the Third Loan Agreement"). The terms of the Third Loan Agreement include a $6.0 million revolving line of credit available through June 27, 2016. Upon each advance, the Company can elect a fixed interest rate, which is the prime rate plus the prime rate margin, or a fixed rate, which is LIBOR plus the LIBOR rate margin. As of the end of the second quarter of 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.06%.

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

Capital Leases

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of June 28, 2015, $111,000 was outstanding under this capital lease, of which $55,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of June 28, 2015, $80,000 was outstanding under the capital lease, all of which was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of June 28, 2015, $67,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of June 28, 2015				As of December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$26,318	$1,013	$25,305	$—	$29,425	$874	$28,551	$—
Total assets	$26,318	$1,013	$25,305	$—	$29,425	$874	$28,551	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of June 28, 2015 and December 28, 2014.

Note 7 - Stockholders' Equity

Common Stock and Preferred Stock

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

As of June 28, 2015, 2.3 million warrants were outstanding. Approximately1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expired in May 2015. Remaining outstanding warrants approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with June 2012 financing. These warrants expire in June 2017 and can be exercised on a cash or cashless basis until August 2016. After this date, the registration statement will no longer be effective and the warrants can only be exercised on a cashless basis.

Note 8 — Employee Stock Plans

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and non-qualified options, restricted stock units (" RSUs") and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan, which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of June 28, 2015, approximately 9.6 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of June 28, 2015 approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended June 28, 2015 and June 29, 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of revenue	$27	$36	$66	$78
Research and development	212	221	403	574
Selling, general and administrative	252	309	519	646
Total costs and expenses	$491	$566	$988	$1,298

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Expected term (years)	—	6.00	4.78	6.19
Risk-free interest rate	—%	1.90%	1.40%	1.98%
Expected volatility	—%	55.70%	52.11%	55.10%
Expected dividend yield	—	—	—	—

No stock options were granted in the second quarter of 2015. The weighted average estimated fair value for options granted during the second quarter of 2014 was $1.86 per option. The weighted average estimated fair value for options granted during the six months of 2015 and 2014 was $0.90 and $2.10, per option, respectively. As of June 28, 2015 and June 29, 2014, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.7 million and $2.1 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.26 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the six months ended June 28, 2015:

Shares Available for Grant
(in thousands)
Balance at December 28, 2014	1,139
Authorized	2,500
Options granted	(80)
Options forfeited or expired	174
RSUs granted	(298)
PRSUs granted	(20)
RSUs forfeited or expired	35
Balance at June 28, 2015	3,450

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2014	5,682	$2.67
Granted	80	2.00
Forfeited or expired	(174)	3.41
Exercised	(117)	0.98
Balance outstanding at June 28, 2015	5,471	$2.67	4.84	$292
Exercisable at June 28, 2015	4,631	$2.61	4.20	$292
Vested and expected to vest at June 28, 2015	5,317	$2.66	4.72	$292

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.61 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2015 and 2014 was $81,000 and $3.6 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2015 and 2014 was approximately $114,000 and $4.2 million respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $211,000 and $459,000 for the three months and six months ended June 28, 2015.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $188,000 and $20,000, for the three months and $343,000 and $35,000 for the six months ended June 28, 2015, respectively. As of June 28, 2015, there was $1.7 million in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the six months ended June 28, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 28, 2015 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2014	650	$3.47
Granted	318	1.85
Vested	(54)	2.04
Forfeited	(35)	—
Nonvested at June 28, 2015	879	$3.10

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarters of 2015 and 2014 was $0.48 and $1.01 per right, respectively.

As of June 28, 2015, 1,634,000 shares remained available for issuance under the 2009 ESPP including 1.0 million additional shares authorized in the second quarter. For the second quarter and first six months ended June 28, 2015, the Company recorded stock-based compensation expense related to the 2009 ESPP of $72,000 and $151,000, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Expected term (months)	6.08	6.09	6.08	6.09
Risk-free interest rate	0.08%	0.05%	0.08%	0.05%
Volatility	51.54%	49.17%	51.54%	49.17%
Dividend yield	—	—		—

As of June 28, 2015, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $121,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10 — Income Taxes

In the second quarters of 2015 and 2014, the Company recorded net income tax expense of $21,000 and a net income tax benefit of $44,000, respectively. For the six months ended June 28, 2015 and June 29, 2014, the Company recorded net income tax expense of $61,000 and a net income tax benefit of $24,000, respectively. The income tax expense for the second quarter of 2015 relates to income taxes from the Company's foreign operations, which are cost-plus entities. The income tax benefit for the second quarter of 2014 includes the net effect of the following: (i) income taxes from its foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period.

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

 The Company had approximately $52,000 and $51,000 of unrecognized tax benefits at June 28, 2015 and December 28, 2014, respectively, which will result in a change in the Company's effective tax rate if recognized in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six month period ended

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

June 28, 2015, the Company accrued $3,000 of interest and penalties. As of June 28, 2015, the Company had approximately $27,000 of accrued interest and penalties related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at June 28, 2015 is $17,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue by product line (1):
New products	$2,953	$4,482	$7,097	$13,398
Mature products	2,020	2,354	4,035	4,602
Total revenue	$4,973	$6,836	$11,132	$18,000
_________________

(1)                   For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue by geography:
Asia Pacific (1)	$3,482	$4,511	$7,290	$13,839
North America (2)	1,087	973	2,929	2,073
Europe	404	1,352	913	2,088
Total revenue	$4,973	$6,836	$11,132	$18,000
___________

(1)     Asia Pacific includes revenue from South Korea of $2.1 million, or 42%, of total revenue and $2.7 million, or 39%, of total revenue for the quarters ended June 28, 2015 and June 29, 2014, respectively. For the six months ended June 28, 2015 and June 29, 2014, revenue from South Korea was $4.5 million, or 40%, of total revenue and $10.4 million, or 58%, respectively.
(2)     North America includes revenue from the United States of $1.0 million, or 20%, of total revenue and $891,000, or 13%, for the quarters ended June 28, 2015 and June 29, 2014, respectively. For the six months ended June 28, 2015 and June 29, 2014, revenue from United States was $2.8 million, or 25%, and $2.0 million, or 11%, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Distributor "A"	24%	18%	27%	12%
Customer "B"	14%	11%	15%	*
Customer "G"	41%	40%	40%	59%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 28, 2015	December 28, 2014
Distributor "A"	39%	34%
Customer "G"	38%	28%

As of June 28, 2015, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Restructuring Charges

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company recorded $169,000 of restructuring liabilities, consisting primarily of employee severance related costs. The restructuring liabilities are included in the "Liabilities" line item in its consolidated balance sheet. The activities affecting the liabilities for the second quarter of 2015 are summarized as follows:

Restructuring Liabilities
(In Thousands)
Balance at December 28, 2014	$—
Accruals	169
Payments	—
Balance at June 28, 2015	$169

Note 13 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of June 28, 2015 and December 28, 2014, the Company had $913,000 and $552,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of June 28, 2015, total outstanding purchase obligations were $1.9 million, of which $1.6 million were due within the next twelve months.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the second quarters of 2015 and 2014 was approximately $238,000 and $240,000, respectively. Total rent expense, net of sublease income, for the six months of 2015 and 2014 was $477,000 and $471,000, respectively.

As of June 28, 2015, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2015 (Remaining 6 months)	$395
2016	698
2017	628
2018	642
$2,363

Contingencies

One of the Company's licensors contends that the Company owes back royalties on sales of the Company's ArcticLink III VX devices. Based on the terms and conditions of the Amended and Restated License Agreement between the parties, the Company does not believe it is liable for any royalty payments on these sales. Counsel for the Company has spoken with counsel for the licensor; however, the matter remains unresolved. The possible loss relating to this matter ranges between $0 and $250,000 as of June 28, 2015.

Note 14 — Litigation

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

Overview

We develop and market low-power customizable semiconductor solutions that: enable customers to add new differentiated features; enable always-on and contextually aware sensor applications; extend battery life; and improve the customer's visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Smartphones, Tablets, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display and Visual Enhancement; Smart Connectivity; and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include one or more of the following: a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; SenseMeTM algorithm library; software drivers; and firmware. Our main platform families, EOSTM, ArcticLink® and PolarPro®, are standard silicon platforms. Recent examples of PSBs that have been developed and that are available to customers include driving one or more Light Emitting Diodes, or LEDs, Barcode transmission via InfraRed (IR) LED, and TV remote control via LED. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP, simplifying design and board layout, lowering bill of material cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

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

During the second quarter of 2015, we generated total revenue of $5.0 million. This represents a decrease of 19% from the prior quarter and a decrease of 27% over the second quarter of 2014. Our new product revenue was $3.0 million, down 29% sequentially and down 34% year over year. The sequential and year over year decrease was primarily due to reduced shipment of our ArcticLink III display solution platform to Samsung for certain Android tablets and Eclipse product. We anticipate new product revenue generated from our Display and Visual Enhancement product category will continue to fluctuate depending on the demand in the Android tablet market.
For the second quarter of 2015, revenue generated from Samsung accounted for 69% of our new product revenue and 41% of our total revenue compared to 58% and 39%, respectively, for the first quarter of 2015. During the second quarter of 2015, new products were shipped into the Tablet, Smartphone and Mobile Enterprise markets. Our mature product revenue was $2.0 million, sequentially flat and down 14% year over year. We devote substantially all of our development, sales and marketing efforts to our new solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $4.3 million for the second quarter of 2015 compared to a net loss of $2.9 million for the second quarter of 2014 primarily due to decreased revenue.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	57%	56%	55%	61%
Gross profit	43%	44%	45%	39%
Operating expenses:
Research and development	70%	45%	63%	32%
Selling, general and administrative	54%	42%	51%	35%
Restructuring Costs	3%	—%	2%
Loss from operations	(85)%	(42)%	(70)%	(27)%

Interest expense	—%	—%	—%	—%
Interest income and other expense, net	(1)%	(1)%	(1)%	(1)%
Loss before income taxes	(86)%	(43)%	(71)%	(28)%
Provision for income taxes	—%	(1)%	—%	—%
Net loss	(86)%	(42)%	(71)%	(28)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended June 28, 2015 and June 29, 2014

Revenue

The table below sets forth the changes in revenue for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,953	59%	$4,482	66%	$(1,529)	(34)%
Mature products	2,020	41%	2,354	34%	(334)	(14)%
Total revenue	$4,973	100%	$6,836	100%	$(1,863)	(27)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $1.5 million decrease in new product revenue was primarily due to decreased shipments of our ArcticLink III display bridge solution platform to Samsung for certain Android tablets and lower sales of Eclipse II products. Revenue from Samsung in the second quarter of 2015 was $2.0 million compared to $2.7 million for our second quarter of 2014. Eclipse II revenue in the second quarter of 2015 was $326,000 compared with $1.1 million in the same period of 2014. Shrinkage of sales in the tablet market continues to impact the Company's revenue from Samsung, which accounted for 69% of new product revenue and 41% of total revenue in the second quarter of 2015. The decrease in mature product revenue is primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors and royalty income.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung, combined with the cyclical nature of the mobile market, we have experienced significant fluctuations in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In the current quarter, the impact of price reductions on revenue was insignificant. In addition, these large companies provide longer-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$4,973	100%	$6,836	100%	$(1,863)	(27)%
Cost of revenue	2,830	57%	3,820	56%	(990)	(26)%
Gross Profit	$2,143	43%	$3,016	44%	$(873)	(29)%

The $873,000 decrease in gross profit in the second quarter of 2015 as compared to the second quarter of 2014 was primarily due to the overall decrease in revenue from our new and matured products, particularly ArcticLink III and Eclipse II products. The sale of previously reserved inventory was $57,000 and $233,000 in the second quarters of 2015 and 2014, respectively. Reduction of gross profit by 1% in the second quarter of 2014 compared to 2014 was primarily due to decreased revenue.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014 (in thousands, except percentage data):

	Three Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,493	70%	$3,056	45%	$437	14%
SG&A expense	2,690	54%	2,848	42%	(158)	(6)%
Restructuring charges	169	3%	—	—%	169	100%
Total operating expenses	$6,352	127%	$5,904	87%	$448	8%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $437,000 increase in R&D expenses in the second quarter of 2015, as compared to the second quarter of 2014, was primarily attributable to a $527,000 increase in compensation expenses due to increased headcount and a $297,000 increase in third-party chip design costs, partially offset by decreases in IP purchases of $279,000 and other expenses of $93,000. We expect our R&D expenses to continue to increase due to new product development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $158,000 decrease in SG&A expenses in the second quarter of 2015, as compared to the second quarter of 2014, was primarily due to lower outside services costs of $354,000 partially offset by higher stock-based compensation of $160,000 and higher depreciation costs of $39,000.

Restructuring Charges

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company recorded $169,000 of restructuring liabilities, consisting primarily of employee severance related costs. The restructuring liabilities are included in the "Accrual Liabilities" line item in its consolidated balance sheet. Please see Note 12 of the Condensed Unaudited Consolidated Financial Statements for further details.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other expense, net, for the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Change
	June 28, 2015	June 29, 2014	Amount	Percentage
Interest expense	$(15)	$(17)	$2	(12)%
Interest income and other expense, net	(33)	(36)	3	(8)%
	$(48)	$(53)	$5	(9)%

The decrease in interest expense was primarily due to slightly lower interest on our revolving line of credit.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Historically, impact of foreign exchange fluctuations on the profit or loss has been immaterial.

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the income tax provision (benefit) for the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 (in thousands, except percentage data):

	Three Months Ended		Change
	June 28, 2015	June 29, 2014	Amount	Percentage
Provision for income taxes	$21	$(44)	$65	(148)%

The income tax provision for the second quarter of 2015 was primarily from our foreign operations, which are cost-plus entities. The income tax benefit for the second quarter of 2014 was primarily from a release of tax contingency reserves where the statute of limitations has expired offset by tax on foreign operations, which are cost plus entities.

As of June 28, 2015, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended June 28, 2015 and June 29, 2014

Revenue

The table below sets forth the changes in revenue for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$7,097	64%	$13,398	74%	$(6,301)	(47)%
Mature products	4,035	36%	4,602	26%	(567)	(12)%
Total revenue	$11,132	100%	$18,000	100%	$(6,868)	(38)%

_________________

(1)              For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The decrease in new product revenue was primarily driven by lower shipments of our ArcticLink III VX device to Samsung. In the first six months of 2015 revenue from ArcticLink III was $4.5 million compared to $10.9 million in 2014. Revenue generated from Samsung for the first six months accounted for 63% of new product revenue and 40% of total revenue. The decrease in mature product revenue was due primarily to orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in the consumer market segment and the sale of CSSPs incorporating our PSBs. Our industry is characterized by intense price competition and lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 28, 2015 as compared to the six months ended June 29, 2014 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$11,132	100%	$18,000	100%	$(6,868)	(38)%
Cost of revenue	6,110	55%	10,926	61%	(4,816)	(44)%
Gross Profit	$5,022	45%	$7,074	39%	$(2,052)	(29)%

The increase of gross margin by 6% in the first six months of 2015 compared to the first six months of 2014 was primarily due to a product mix change and declining sales into the low cost Android tablet market. The $2.1 million decrease in gross profit in the first six months of 2015 as compared to the first six months of 2014 was primarily due to the decrease in revenue and unfavorable purchase price variance, partially offset by the higher margin product mix. Inventory reserve provisions were $13,000 and $99,000 in the first six months of 2015 and 2014, respectively. The sale of previously reserved inventories was $121,000 and $352,000 in the first six months of 2015 and 2014, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended June 28, 2015 as compared to the six months ended June 29, 2014 (in thousands, except percentage data):

	Six Months Ended
	June 28, 2015		June 29, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$6,970	63%	$5,697	32%	$1,273	22%
SG&A expense	5,650	51%	6,313	35%	(663)	(11)%
Restructuring Charges	169	2%	—	—%	169	100%
Total operating expenses	$12,789	116%	$12,010	67%	$779	6%

Research and Development

The $1.3 million increase in R&D expenses in the first six months of 2015 as compared to the first six months of 2014 was attributable primarily to a $1.0 million increase in compensation expenses related to an increase in headcount; increase in third-party chip design costs of $944,000, partially offset by a decrease in IP purchase cost of $325,000; and a decrease in stock-based compensation of $299,000.

Selling, General and Administrative Expense

The $663,000 decrease in SG&A expenses in the first six months of 2015 as compared to the first six months of 2014 was primarily due to a decrease of $544,000 in administration consulting expenses related to stock expense, legal, recruiting, and a decrease of stock-based compensation of $567,000, partially offset by increased salaries cost of $285,000, increased MIS and other expenses of $139,000, and increased depreciation cost of $72,000.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014 (in thousands, except percentage data):

	Six Months Ended		Change
	June 28, 2015	June 29, 2014	Amount	Percentage
Interest expense	$(29)	$(33)	$4	(12)%
Interest income and other, net	(59)	(62)	3	(5)%
	$(88)	$(95)	$7	(7)%

The decrease in interest expense was due primarily to the changes in interest rates on our line of credit in the first six months of 2015 compared to the first six months of 2014. The increase in interest income and other, net was due primarily to the foreign exchange losses in the first six months of 2015 as compared to the first six months of 2014.

Provision for (Benefit from) Income Taxes

The table below sets forth the changes for income taxes provision (benefit) for the six months ended June 28, 2015 as compared to the six months ended June 29, 2014 (in thousands, except percentage data):

	Six Months Ended		Change
	June 28, 2015	June 29, 2014	Amount	Percentage
Provision for (Benefit from) Income Taxes	$61	(24)	$85	(354)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The income tax provision for the six months ended June 28, 2015 was primarily from our foreign operations which are cost-plus entities. The income tax benefit for the six months ended June 29, 2014 was primarily from a release of tax contingency reserves where the statute of limitations has expired offset by tax on foreign operations which are cost plus entities.

As of June 28, 2015, our ability to utilize our income tax loss carryforwards in future periods is uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of June 28, 2015, our principal sources of liquidity consisted of our cash and cash equivalents of $26.4 million and available credit under our $5.0 million revolving line of credit with Silicon Valley Bank, which expires on June 27, 2016. Borrowing under the Company's line of credit is subject to the Company maintaining a tangible net worth of at least $15.0 million, an unrestricted cash or cash equivalent balance of at least $8.0 million and a quick ratio of 2-to-1. Upon each advance, the Company can elect one of two interest rates: (i) the prime rate plus the prime rate margin, or (ii) the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the second quarter of 2015. As of June 28, 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.06%.

Most of our cash and cash equivalents were invested in money market funds with investment bankers rated AAAm/Aaa. Our interest-bearing debt consisted of $258,000 outstanding under capital leases and $1.0 million outstanding under our revolving debt (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $1.1 million and $868,000 at June 28, 2015 and December 28, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	June 28, 2015	June 29, 2014
Net cash (used in) operating activities	$(3,723)	$(6,650)
Net cash (used in) investing activities	(163)	(520)
Net cash (used in) provided by financing activities	251	4,094

Net cash from operating activities

Net cash used for operating activities was $3.7 million in the first six months of 2015. The cash used for operating activities was a result of the net loss of $7.9 million, partially offset by cash provided by changes in operating assets and liabilities of $2.5 million, and $1.7 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $988,000, depreciation and amortization of $727,000, and a write-down of inventory of $13,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $1.9 million as a result of sales of existing new product inventory and an increase in accrued liabilities and deferred revenue of $617,000, partially offset by a reduction in accounts payable of $533,000 due to the timing of payments.

 Net cash used for operating activities was $6.7 million in the first six months of 2014. The cash used for operating activities resulted primarily from the net loss of $5.0 million and cash used for operating assets and liabilities of $3.8 million partially offset by $2.1 million of non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.3 million, depreciation and amortization of $727,000, and a write-down of inventory of $99,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories of $3.6 million in anticipation of future revenues, a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

reduction in accounts payable of $1.0 million due to timing of payments and a reduction of accrued liabilities $583,000, partially offset by an increase of trade receivables $1.3 million.

Net cash from investing activities

Net cash used for investing activities in the first six months of 2015 was $163,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels are projected to be approximately $300,000 during the remainder of fiscal year 2015.

Net cash used for investing activities in the first six months of 2014 was $520,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $251,000 in the first six months of 2015, primarily related to the issuance of common shares to employees under our equity plans of $409,000, partially offset by scheduled repayments of lease obligations of $158,000.

Net cash provided by financing activities was $4.1 million for the first six months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans of $4.2 million, partially offset by scheduled repayments of lease obligations of $114,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 28, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,362	$934	$1,268	$160
Wafer purchases (1)	913	913	—	—
Other purchase commitments	1,873	1,601	272	—
Total contractual cash obligations	5,148	3,448	1,540	160
Other commercial commitments (2):
Revolving line of credit	1,000	1,000	—	—
Capital lease obligations (3)	258	202	56	—
Total commercial commitments	1,258	1,202	56	—
Total contractual obligations and commercial commitments (4)	$6,406	$4,650	$1,596	$160
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecast wafer volume. Wafer and finished goods purchase commitments of $913,000 include firm purchase commitments as of June 28, 2015.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of June 28, 2015.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $52,000 as of June 28, 2015. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2015 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 19% of total operating expenses for the first six months of 2015 and 2014, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $206,000 in the first six months of 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 28, 2015, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed with this report:

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	August 5, 2015	Suping (Sue) Cheung
Principal Accounting Officer and Corporate Controller (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document