Form 10-Q
period 2015-09-27
QUICKLOGIC CORPORATION
filed 2015-11-03
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of October 29, 2015, the registrant had outstanding 56,599,892 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
September 27, 2015

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,441	$30,050
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,633	1,552
Inventories	2,372	4,952
Other current assets	833	1,146
Total current assets	28,279	37,700
Property and equipment, net	2,563	3,217
Other assets	231	222
TOTAL ASSETS	$31,073	$41,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,020	$2,506
Accrued liabilities	2,029	1,574
Deferred revenue	82	—
Current portion of capital lease obligations	229	225
Total current liabilities	5,360	4,305
Long-term liabilities:
Revolving line of credit	1,000	1,000
Capital lease obligations, less current portion	120	191
Other long-term liabilities	127	76
Total liabilities	6,607	5,572
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,600 and 56,182 shares issued and outstanding, respectively	57	56
Additional paid-in capital	240,319	238,419
Accumulated deficit	(215,910)	(202,908)
Total stockholders' equity	24,466	35,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,073	$41,139

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue	$4,194	$4,124	$15,326	$22,124
Cost of revenue	2,952	2,361	9,062	13,287
Gross profit	1,242	1,763	6,264	8,837
Operating expenses:
Research and development	3,684	3,057	10,654	8,754
Selling, general and administrative	2,508	2,579	8,158	8,892
Restructuring costs	77	—	246	—
Total operating expenses	6,269	5,636	19,058	17,646
Loss from operations	(5,027)	(3,873)	(12,794)	(8,809)
Interest expense	(35)	(34)	(64)	(67)
Interest income and other expense, net	(39)	(17)	(98)	(79)
Loss before income taxes	(5,101)	(3,924)	(12,956)	(8,955)
Provision for (benefit from) income taxes	(15)	6	46	(18)
Net loss	$(5,086)	$(3,930)	$(13,002)	$(8,937)
Net loss per share:
Basic	$(0.09)	$(0.07)	$(0.23)	$(0.16)
Diluted	$(0.09)	$(0.07)	$(0.23)	$(0.16)
Weighted average shares:
Basic	56,588	55,812	56,379	55,208
Diluted	56,588	55,812	56,379	55,208

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net loss	$(5,086)	$(3,930)	$(13,002)	$(8,937)
Total other comprehensive income, net of tax	—	—	—	—
Total comprehensive loss	$(5,086)	$(3,930)	$(13,002)	$(8,937)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net loss	$(13,002)	$(8,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	1,129
Stock-based compensation	1,496	1,750
Write-down of inventories	14	96
Gains on disposal of equipment	—	(2)
Write-off of equipment	8	5
Changes in operating assets and liabilities:
Accounts receivable	(81)	1,514
Inventories	2,566	(2,838)
Other assets	421	291
Trade payables	397	(2,106)
Accrued liabilities and deferred revenue	547	(635)
Other long-term liabilities	51	(57)
Net cash used in operating activities	(6,508)	(9,790)
Cash flows from investing activities:
Capital expenditures for property and equipment	(237)	(525)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(237)	(523)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(258)	(268)
Stock issued under share-based compensation, net	394	4,334
Net cash provided by financing activities	136	4,066
Net (decrease) in cash and cash equivalents	(6,609)	(6,247)
Cash and cash equivalents at beginning of period	30,050	37,406
Cash and cash equivalents at end of period	$23,441	$31,159

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$349	$448
Purchase of equipment included in accounts payable	$125	$33

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 28, 2014. Operating results for the nine months ended September 27, 2015 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2015 and for 2014 ended on Sunday, September 27, 2015 and September 28, 2014, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of September 27, 2015, the Company's principal sources of liquidity consisted of cash and cash equivalents of $23.4 million and $5.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. On September 25, 2015, the Company entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. See Note 5 for information regarding the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million.

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

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer and finished goods purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics. Accordingly,

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that such capital will be available on terms acceptable to the Company.

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

For the three and nine months ended September 27, 2015, the Company generated 57% and 44% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the nine months ended September 27, 2015, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended December 28, 2014. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the Securities Exchange Commission, or SEC, on March 5, 2015.

New Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements and footnote disclosures.

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

The following shares were not included in the calculation of diluted net loss per share for the third quarter and nine months ended September 27, 2015 and September 28, 2014: (i) 6.8 million and 6.6 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million as of September 27, 2015 and 4.2 million as of September 28, 2014 shares of common stock respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

	As of
	September 27, 2015	December 28, 2014
	(in thousands)
Inventories:
Raw material	$—	$—
Work-in-process	1,660	1,191
Finished goods	712	3,761
	$2,372	$4,952
Other current assets:
Prepaid expenses	$714	$1,042
Other	119	104
	$833	$1,146
Property and equipment:
Equipment	$13,618	$14,047
Software	2,941	3,332
Furniture and fixtures	131	710
Leasehold improvements	713	595
	17,403	18,684
Accumulated depreciation and amortization	(14,840)	(15,467)
	$2,563	$3,217

Accrued liabilities:
Employee related accruals	$1,804	$1,356
Restructuring accruals - See Note 12	111	—
Other	114	218
	$2,029	$1,574

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	September 27, 2015	December 28, 2014
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$1,000	$1,000
Capital leases	349	416
	1,349	1,416
Current portion of debt and capital lease obligations	(229)	(225)
Long term portion of debt and capital lease obligations	$1,120	$1,191

Revolving Line of Credit

On September 25, 2015 the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank (the "Bank"). The terms of the Loan Agreement include a $6.0 million revolving line of credit available through September 25, 2017. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the end of the third quarter of 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.13%.

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Third Loan Agreement. Under the terms of the Loan Agreement, the Company must maintain (i) a tangible net worth of at least $12 million, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each fiscal quarter; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6 million; (iii) a ratio of quick assets to the results of (a) current liabilities minus (b) the current portion of deferred revenue, plus (c) the long-term portion of the obligations of at least 1.10 to 1.00, tested as of the last day of each month. The Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company was in compliance with the financial covenants of the Third Loan Agreement as of the end of the current reporting period.

Capital Leases

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of September 27, 2015, $125,000 was outstanding under the capital lease, of which $61,000 was classified as a current liability.

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of September 27, 2015, $110,000 was outstanding under this capital lease, of which $54,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of September 27, 2015, $80,000 was outstanding under the capital lease, all of which was classified as a current liability.

In December 2013, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.34% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through September 2015, for a total of $273,000. As of September 27, 2015, $34,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of September 27, 2015				As of December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$21,550	$343	$21,207	$—	$29,425	$874	$28,551	$—
Total assets	$21,550	$343	$21,207	$—	$29,425	$874	$28,551	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of September 27, 2015 and December 28, 2014.

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

As of September 27, 2015, 2.3 million warrants were outstanding. Approximately1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expired in May 2015. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of September 27, 2015, approximately 9.7 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of September 27, 2015, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended September 27, 2015 and September 28, 2014 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of revenue	$29	$32	$95	$110
Research and development	210	176	613	750
Selling, general and administrative	240	244	759	890
Restructuring charges*	29	—	29	—
Total costs and expenses	$508	$452	$1,496	$1,750

 No stock-based compensation was capitalized during any period presented above.
* Stock-based compensation related to restructuring plan initiated in Q2-15.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Expected term (years)	4.78	6.19	4.78	6.19
Risk-free interest rate	1.40%	1.98%	1.40%	1.98%
Expected volatility	52.11%	55.10%	52.11%	55.10%
Expected dividend yield	—	—	—	—

No stock options were granted in the third quarter of 2015. The weighted average estimated fair value for options granted during the third quarter of 2014 was $2.10 per option. The weighted average estimated fair value for options granted during the first nine months of 2015 and 2014 was $0.90 and $2.10, per option, respectively. As of September 27, 2015 and September 28, 2014, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.3 million and $1.9 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.17 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the nine months ended September 27, 2015:

Shares Available for Grant
(in thousands)
Balance at December 28, 2014	1,139
Authorized	2,500
Options granted	(80)
Options forfeited or expired	495
RSUs granted	(301)
PRSUs granted	(21)
RSUs forfeited or expired	52
Balance at September 27, 2015	3,784

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2014	5,682	$2.67
Granted	80	2.00
Forfeited or expired	(495)	2.86
Exercised	(119)	0.98
Balance outstanding at September 27, 2015	5,148	$2.68	4.84	$322
Exercisable at September 27, 2015	4,424	$2.62	4.27	$322
Vested and expected to vest at September 27, 2015	5,148	$2.68	4.84	$322

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.65 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first nine months of 2015 and 2014 was $83,000 and $3.7 million, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2015 and 2014 was approximately $117,000 and $4.3 million respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $218,000 and $677,000 for the three months and nine months ended September 27, 2015.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $199,000 and $23,000, for the three months and $542,000 and $58,000 for the nine months ended September 27, 2015,

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

respectively. As of September 27, 2015, there was $1.5 million in unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended September 27, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 27, 2015 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2014	650	$3.47
Granted	322	1.85
Vested	(80)	1.83
Forfeited	(52)	—
Nonvested at September 27, 2015	840	$3.03

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarters of 2015 and 2014 was $0.48 and $1.01 per right, respectively.

As of September 27, 2015, 1,634,000 shares remained available for issuance under the 2009 ESPP including 1.0 million additional shares authorized in the second quarter. For the third quarter and nine months ended September 27, 2015, the Company recorded stock-based compensation expense related to the 2009 ESPP of $68,000 and $219,000, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Expected term (months)	6.08	6.09	6.08	6.09
Risk-free interest rate	0.08%	0.05%	0.08%	0.05%
Volatility	51.54%	49.17%	51.54%	49.17%
Dividend yield	—	—	—	—

As of September 27, 2015, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $36,000 and is expected to be recognized over a weighted average period of approximately 1.6 months.

Note 10 — Income Taxes

In the third quarters of 2015 and 2014, the Company recorded a net income tax benefit of $15,000 and income tax expense of $6,000, respectively. For the nine months ended September 27, 2015 and September 28, 2014, the Company recorded net income tax expense of $46,000 and a net income tax benefit of $18,000, respectively. The income tax benefit for the third quarter of 2015 includes the net effect of the following: (i) income taxes from its foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period. The income tax expense for the third quarter of 2014 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

 The Company had approximately $36,000 and $51,000 of unrecognized tax benefits at September 27, 2015 and December 28, 2014, respectively, which will result in a change in the Company's effective tax rate if recognized in future years. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine month period ended September 27, 2015, the Company accrued $3,000 of interest and penalties. As of September 27, 2015, the Company had approximately $16,000 of accrued interest and penalties related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at September 27, 2015 is $9,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations for these items will expire in various jurisdictions within the next twelve months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue by product line (1):
New products	$2,855	$2,236	$9,952	$15,634
Mature products	1,339	1,888	5,374	6,490
Total revenue	$4,194	$4,124	$15,326	$22,124
_________________

(1)                   For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue by geography:
Asia Pacific (1)	$3,044	$2,341	$10,334	$16,179
North America (2)	690	1,084	3,619	3,158
Europe	460	699	1,373	2,787
Total revenue	$4,194	$4,124	$15,326	$22,124
___________

(1)     Asia Pacific includes revenue from South Korea of $2.4 million, or 58%, of total revenue and $1.1 million, or 28%, of total revenue for the quarters ended September 27, 2015 and September 28, 2014, respectively. For the nine months ended September 27, 2015 and September 28, 2014, revenue from South Korea was $6.9 million, or 45%, of total revenue and $11.6 million, or 52%, respectively.
(2)     North America includes revenue from the United States of $665,000, or 16%, of total revenue and $974,000, or 24%, for the quarters ended September 27, 2015 and September 28, 2014, respectively. For the nine months ended September 27, 2015 and September 28, 2014, revenue from United States was $3.5 million, or 23%, and $2.9 million, or 13%, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Distributor "A"	15%	26%	24%	15%
Distributor "B"	*	12%	*	*
Customer "B"	10%	13%	14%	*
Customer "G"	57%	27%	44%	53%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 27, 2015	December 28, 2014
Distributor "A"	27%	34%
Customer "G"	45%	28%

As of September 27, 2015, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Restructuring Charges

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company initially recorded $169,000 of restructuring liabilities, consisting primarily of employee severance related costs. In the third quarter the Company incurred additional restructuring charges of $77,000 and paid-off $131,000 of the liabilities previously accrued. The additional restructuring charges in the third quarter were primarily related to the closing of its Canadian subsidiary at the end of 2015. The restructuring liabilities are included in the "Liabilities" line item in the consolidated balance sheet. The activities affecting the restructuring liabilities for the nine months ended September 27, 2015 are summarized as follows:

Restructuring Liabilities
(In Thousands)
Balance at December 28, 2014	$—
Accruals	246
Payments and non-cash items adjustments	(131)
FX translation adjustment	(4)
Balance at September 27, 2015	$111

Note 13 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of September 27, 2015, and December 28, 2014, the Company had $3.2 million and $552,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of September 27, 2015, total outstanding purchase obligations were $1.8 million, of which $1.6 million were due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, for the third quarters of 2015 and 2014 was approximately $201,000 and $239,000, respectively. Total rent expense, net of sublease income, for the first nine months of 2015 and 2014 was $678,000 and $710,000, respectively.

As of September 27, 2015, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2015 (Remaining 3 months)	$199
2016	706
2017	628
2018	641
$2,174

Contingencies

One of the Company's licensors contends that the Company owes back royalties on sales of the Company's ArcticLink III VX devices. Based on the terms and conditions of the Amended and Restated License Agreement between the parties, the Company does not believe it is liable for any royalty payments on these sales. The parties have agreed to mediate the matter and are in the process of selecting a mediator. As of September 27, 2015, the Company estimates the possible loss relating to this matter to be in the range of $25,000 and $250,000.

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

Overview

We develop and market low-power customizable semiconductor solutions that: enable customers to add new differentiated features; enable always-on and contextually aware sensor applications; extend battery life; and improve the customer's visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segment includes Smartphones, Tablets, Wearables, and Mobile Enterprise. Our solutions typically fall into one of three product categories: Display and Visual Enhancement; Smart Connectivity; and Ultra-Low Power Sensor Hubs. We are a fabless semiconductor company that designs Customer Specific Standard Products, or CSSPs, which are complete, customer-specific solutions that include one or more of the following: a combination of silicon solution platforms; Proven System Blocks, or PSBs; customer-specific logic; the SenseMeTM algorithm library; software drivers; and firmware. Our main platform families, EOSTM, ArcticLink® and PolarPro®, are standard silicon platforms. Recent examples of PSBs that have been developed and that are available to customers include PSBs that drive one or more Light Emitting Diodes, or LEDs, Barcode transmission via InfraRed (IR) LED, and TV remote control via LED. The variety of PSBs offered by us allows system designers to combine multiple discrete chips onto a single CSSP thereby simplifying design and board layout, lowering bill of material cost, and accelerating time-to-market. The programmable logic of the platforms is used for adding differentiated features and provides flexibility to address hardware-based product requirements quickly.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, including sensor processing solution platforms and existing new product platforms. We expect our business growth to be driven by ultra-low power programmable sensor processing solutions and our sensor processing solutions revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, PSBs, algorithms, firmware, and new CSSPs. The gross margin associated with our CSSPs is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with CSSPs.

During the third quarter of 2015, we generated total revenue of $4.2 million. This represents a decrease of 16% from the prior quarter and an increase of 2% over the third quarter of 2014. Our new product revenue was $2.9 million, down 3% sequentially and up 28% year over year. The sequential decrease of new product revenue was primarily due to a larger than expected decline in smart connectivity solutions, partially offset by increased shipments of sensor processing and display bridge solutions. The year over year increase was primarily due to increased revenue from shipments of our ArcticLink III display bridge solutions to Samsung, which increased by $1.2 million in the third quarter as compared to the third quarter of 2014. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.
For the third quarter of 2015, revenue generated from Samsung accounted for 83% of our new product revenue and 57% of our total revenue compared to 69% and 41%, respectively, for the second quarter of 2015. During the third quarter of 2015, new products were shipped into the Tablet, Smartphone and Mobile Enterprise markets. Our mature product revenue was $1.3 million, a decrease of 34% sequentially and 29% year over year. We devote substantially all of our development, sales and marketing efforts to our new sensor processing solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $5.1 million for the third quarter of 2015 compared to a net loss of $3.9 million for the third quarter of 2014 primarily due to lower revenue level and increased R&D investments in our new sensor processing solution platforms.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	70%	57%	59%	60%
Gross profit	30%	43%	41%	40%
Operating expenses:
Research and development	88%	74%	70%	40%
Selling, general and administrative	60%	63%	53%	40%
Restructuring Costs	2%	—%	2%
Loss from operations	(119)%	(94)%	(84)%	(40)%

Interest expense	(1)%	(1)%	—%	—%
Interest income and other expense, net	(1)%	—%	(1)%	(1)%
Loss before income taxes	(121)%	(95)%	(85)%	(41)%
Provision for income taxes	—%	*	—%	(1)%
Net loss	(121)%	(95)%	(85)%	(40)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended September 27, 2015 and September 28, 2014

Revenue

The table below sets forth the changes in revenue for the three months ended September 27, 2015, as compared to the three months ended September 28, 2014 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,855	68%	$2,236	54%	$619	28%
Mature products	1,339	32%	1,888	46%	(549)	(29)%
Total revenue	$4,194	100%	$4,124	100%	$70	2%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $619,000 increase in new product revenue was primarily due to increased shipments of our ArcticLink III display bridge solution platform to Samsung for certain Android tablets, partially offset by lower shipments of our smart connectivity solutions. Revenue from Samsung in the third quarter of 2015 was $2.4 million compared to $1.1 million in the third quarter of 2014. Revenue from our other new products in the third quarter of 2015 was $479,000 compared to $1.1 million in the same period of 2014. The impact of lower sales price on the revenue of the third quarter of 2015 was approximately $278,000, or 7% of total revenue, compared to the third quarter of 2014. The Company's revenue from Samsung accounted for 83% of new product revenue and 57% of total revenue in the third quarter of 2015. The $549,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segments, including the sale of sensor processing solution platforms. Our industry is characterized by intense price competition and by lower margins as order volumes increase. Due to the concentration of our new product revenue in Samsung, combined with the cyclical nature of the mobile market, we have experienced significant fluctuations in new product revenue. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue. In addition, these large companies provide longer-term purchase forecasts which are not binding and may not result in revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$4,194	100%	$4,124	100%	$70	2%
Cost of revenue	2,952	70%	2,361	57%	591	25%
Gross Profit	$1,242	30%	$1,763	43%	$(521)	(30)%

The $521,000 decrease in gross profit in absolute dollars and the 13% decrease in the gross margin as a percentage of revenue during the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to the decrease in revenue from our mature products, which carry extremely high margin. The impact of lower sales price on the gross profit of the third quarter of 2015 was approximately $278,000, or 7%, compared to the third quarter of 2014. The sale of previously reserved inventory was $49,000 and $144,000 in the third quarters of 2015 and 2014, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 27, 2015, as compared to the three months ended September 28, 2014 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,684	88%	$3,057	74%	$627	21%
SG&A expense	2,508	60%	2,579	63%	(71)	(3)%
Restructuring charges	77	2%	—	—%	77	100%
Total operating expenses	$6,269	150%	$5,636	137%	$633	11%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $627,000 increase in R&D expenses in the third quarter of 2015, as compared to the third quarter of 2014, was primarily attributable to a $320,000 increase in compensation expenses due to increased headcount, a $178,000 increase in third-party chip design costs, and an increase in IP purchases of $115,000. We expect our R&D expenses to continue to increase due to new sensor processing solution platforms development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $71,000 decrease in SG&A expenses in the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to lower occupancy costs of $54,000, lower supply costs of $35,000, and lower employee related costs of $30,000, partially offset by higher depreciation costs of $39,000.

Restructuring Charges

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company initially recorded $169,000 of restructuring liabilities, consisting primarily of employee severance related costs. In the third quarter we incurred additional restructuring charges of $77,000 and paid-off $131,000 of the liabilities previously accrued. The additional restructuring charges in the third quarter were primarily related to the closing of its Canadian subsidiary at the end of 2015. The restructuring liabilities are included in the "Accrual Liabilities" line item in the consolidated balance sheet. Please see Note 12 of the Condensed Unaudited Consolidated Financial Statements for further details.

Interest Expense and Interest Income and Other Expense, Net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The table below sets forth the changes in interest expense and interest income and other expense, net, for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27, 2015	September 28, 2014	Amount	Percentage
Interest expense	$(35)	$(34)	$(1)	3%
Interest income and other expense, net	(39)	(17)	(22)	129%
	$(74)	$(51)	$(23)	45%

The increase in interest income and other expenses,net was primarily due to foreign exchange losses from the transactions of our foreign subsidiaries.

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

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the income tax provision (benefit) for the three months ended September 27, 2015 as compared to the three months ended September 28, 2014 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27, 2015	September 28, 2014	Amount	Percentage
Provision for (Benefit from) income taxes	$(15)	$6	$(21)	(350)%

The income tax benefit for the third quarter of 2015 was primarily from a release of tax contingency reserves where the statute of limitations has expired, offset by tax on foreign operations which are cost plus entities. The income tax expense for the third quarter of 2014 was primarily from our foreign operations which are cost plus entities.

As of September 27, 2015, our ability to utilize our income tax loss carryforwards in future periods is uncertain. Accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended September 27, 2015 and September 28, 2014

Revenue

The table below sets forth the changes in revenue for the nine months ended September 27, 2015, as compared to the nine months ended September 28, 2014 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$9,952	65%	$15,634	71%	$(5,682)	(36)%
Mature products	5,374	35%	6,490	29%	(1,116)	(17)%
Total revenue	$15,326	100%	$22,124	100%	$(6,798)	(31)%

_________________

(1)              For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $5.7 million decrease in new product revenue was primarily driven by lower shipments of our display bridge solutions and smart connectivity solutions. For the nine month period ended September 27, 2015, revenue from our ArcticLink III devices primarily sold to Samsung was $6.9 million compared to $12.1 million in the nine month period ended September 28, 2014. The impact of lower sales price on revenue decrease was approximately $625,000, or 4% on first nine months of 2015, compared to first nine months of 2014. Revenue generated from Samsung for the nine months period ended September 27, 2015 accounted for 69% of new product revenue and 44% of total revenue. The $1.1 million decrease in mature product revenue was due primarily to reduced orders from our customers in the aerospace, test and instrumentation sectors.

We continue to seek to expand our revenue through the pursuit of high volume sales opportunities in our target market segment, including the sale of our new sensor processing solution platforms. Our industry is characterized by intense price competition and lower margins as order volumes increase. While winning large-volume sales opportunities will increase our revenue, due to the pricing negotiation leverage of large companies, these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$15,326	100%	$22,124	100%	$(6,798)	(31)%
Cost of revenue	9,062	59%	13,287	60%	(4,225)	(32)%
Gross Profit	$6,264	41%	$8,837	40%	$(2,573)	(29)%

The increase in gross margin as a percentage of revenue by 1% in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to product mix change with a higher percentage of revenue being derived from higher margin mature products. The $2.6 million decrease in gross profit in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the decrease in high margin mature product revenue and other new product revenue including smart connectivity solutions. The impact of lower sales price on the gross profit of the first nine months of 2015 was approximately $625,000, or 4%, compared to the first nine month of 2014. Inventory reserve provisions were $14,000 and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

$96,000 in the first nine months of 2015 and 2014, respectively. The sale of previously reserved inventories was $170,000 and $496,000 in the first nine months of 2015 and 2014, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 27, 2015 as compared to the nine months ended September 28, 2014 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2015		September 28, 2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$10,654	63%	$8,754	40%	$1,900	22%
SG&A expense	8,158	51%	8,892	40%	(734)	(8)%
Restructuring Charges	246	2%	—	—%	246	100%
Total operating expenses	$19,058	116%	$17,646	80%	$1,412	8%

Research and Development

The $1.9 million increase in R&D expenses in the first nine months of 2015 as compared to the first nine months of 2014 was attributable primarily to a $1.3 million increase in compensation expenses related to increased hiring in our software and algorithm group; an increase in third-party chip design costs of $1.1 million, partially offset by a decrease in IP purchase costs of $211,000; and a decrease in stock-based compensation of $265,000.

Selling, General and Administrative Expense

The $734,000 decrease in SG&A expenses in the first nine months of 2015 as compared to the first nine months of 2014 was primarily due to a decrease of $562,000 in administrative consulting expenses related to accounting, legal and recruiting, a decrease of stock-based compensation of $571,000 related to reduced headcount in finance personnel, and a decrease of occupancy costs of $94,000, partially offset by increased compensation costs of $284,000 related to sales and marketing, and increased MIS consulting expenses of $198,000.

Interest Expense and Interest Income and Other, Net

The table below sets forth the changes in interest expense and interest income and other, net, for the nine months ended September 27, 2015, as compared to the nine months ended September 28, 2014 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27, 2015	September 28, 2014	Amount	Percentage
Interest expense	$(64)	$(67)	$3	(4)%
Interest income and other, net	(98)	(79)	(19)	24%
	$(162)	$(146)	$(16)	11%

The increase in interest expense was due primarily to the changes in interest rates on our line of credit in the first nine months of 2015 compared to the first nine months of 2014. The increase in interest income and other, net was due primarily to the foreign exchange losses in the first nine months of 2015 as compared to the first nine months of 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for (Benefit from) Income Taxes

The table below sets forth the changes for income taxes provision (benefit) for the nine months ended September 27, 2015, as compared to the nine months ended September 28, 2014 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27, 2015	September 28, 2014	Amount	Percentage
Provision for (Benefit from) Income Taxes	$46	(18)	$64	(356)%

The income tax provision for the nine months ended September 27, 2015, was primarily from our foreign operations which are cost-plus entities. The income tax benefit for the nine months ended September 28, 2014, was primarily from a release of tax contingency reserves where the statute of limitations has expired, offset by tax on foreign operations which are cost plus entities.

As of September 27, 2015, our ability to utilize our income tax loss carryforwards in future periods is uncertain. Accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of September 27, 2015, our principal sources of liquidity consisted of our cash and cash equivalents of $23.4 million and available credit under our $5.0 million revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017.

On September 25, 2015, the Company entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, (the "Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. Under the Loan Agreement, the Company must maintain (i) a tangible net worth of at least $12 million, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each fiscal quarter; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6 million; (iii) a ratio of quick assets to the results of (a) current liabilities, minus (b) the current portion of deferred revenue, plus (c) the long-term portion of the obligations of at least 1.10 to 1.00, tested as of the last day of each month. Upon each advance, the Company can elect one of two interest rates: (i) the prime rate plus the prime rate margin, or (ii) the LIBOR plus the LIBOR rate margin. We were in compliance with all loan covenants as of the end of the third quarter of 2015. As of September 27, 2015, the Company had $1.0 million of revolving debt outstanding with an interest rate of 3.13%.

Most of our cash and cash equivalents were invested in money market funds with investment bankers rated AAAm/Aaa. Our interest-bearing debt consisted of $349,000 outstanding under capital leases and $1.0 million outstanding under our revolving debt (see Note 5 of the Condensed Unaudited Consolidated Financial Statements).

Cash balances held at our foreign subsidiaries were approximately $1.2 million and $868,000 at September 27, 2015 and December 28, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Net cash (used in) operating activities	$(6,508)	$(9,790)
Net cash (used in) investing activities	(237)	(523)
Net cash provided by financing activities	136	4,066

Net cash from operating activities

Net cash used in operating activities was $6.5 million in the first nine months of 2015. The cash used for operating activities was a result of the net loss of $13.0 million, partially offset by cash provided by changes in operating assets and liabilities of $3.9 million, and $2.6 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.5 million, depreciation and amortization of $1.1 million, a write-down of inventory of $14,000 and assets write-off of $8,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $2.6 million as a result of sales of existing new product inventory, increase in accrued liabilities and deferred revenue of $547,000, a decrease in other assets of $421,000, and an increase in trade payables of $397,000 due to the timing of payments.

 Net cash used in operating activities was $9.8 million in the first nine months of 2014. The cash used in operating activities was the result of the net loss of $8.9 million and cash used for operating assets and liabilities of $3.8 million partially offset by $3.0 million of net non-cash charges. These non-cash charges consisted primarily of stock-based compensation of $1.8 million, depreciation and amortization of $1.1 million, and a write-down of inventory of $96,000. The cash used for operating assets and liabilities was mostly due to an increase in inventories in anticipation of potential future revenues and a reduction in accounts payable due to timing of payments.

Net cash from investing activities

Net cash used for investing activities in the first nine months of 2015 was $237,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $45,000 during the remainder of fiscal year 2015.

Net cash used for investing activities in the first nine months of 2014 was $523,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $136,000 in the first nine months of 2015, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans of $394,000, partially offset by scheduled repayments of lease obligations of $258,000.

Net cash provided by financing activities was $4.1 million for the first nine months of 2014, primarily derived from proceeds related to the issuance of common shares to employees under our equity plans of $4.3 million, partially offset by scheduled repayments of lease obligations of $268,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 27, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,174	$746	$1,268	$160
Wafer purchases (1)	3,203	3,203	—	—
Other purchase commitments	1,835	1,550	285	—
Total contractual cash obligations	7,212	5,499	1,553	160
Other commercial commitments (2):
Revolving line of credit	1,000	—	1,000	—
Capital lease obligations (3)	349	229	120	—
Total commercial commitments	1,349	229	1,120	—
Total contractual obligations and commercial commitments (4)	$8,561	$5,728	$2,673	$160
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $3.2 million include firm purchase commitments as of September 27, 2015.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of September 27, 2015.

(3)	For a detailed explanation, see Note 5 of the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $36,000 as of September 27, 2015. See Note 10 of the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2015 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% and 19% of total operating expenses for the first nine months of 2015 and 2014, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $313,000 in the first nine months of 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 27, 2015, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 and 14 of the Condensed Unaudited Consolidated Financial Statements for a description of legal proceedings.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.40	2009 Stock Plan, as amended January 29, 2015.
10.41	2009 Employee Stock Purchase Plan, as amended January 29, 2015.
10.42	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 3, 2015	Suping (Sue) Cheung
Principal Accounting Officer and Corporate Controller (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.40	2009 Stock Plan, as amended January 29, 2015.
10.41	2009 Employee Stock Purchase Plan, as amended January 29, 2015.
10.42	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document