Form 10-K
period 2016-01-03
QUICKLOGIC CORPORATION
filed 2016-03-18
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 2016
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2015, the registrant's most recently completed second fiscal quarter, was $81,507,156 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At March 11, 2016, the registrant had 56,976,921 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on or about April 28, 2016, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT
This Annual Report on Form 10-K, including the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our solutions, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers (8) industry and market trends,(9) our manufacturing and product development strategies and (10) our competitive position.
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of our design opportunities into revenue; (ii) the commercial and technical success of our new products and our successful introduction of products and solutions incorporating emerging technologies or standards; (iii) the expected proceeds from our recently announced public offering, which is subject to completion; (iv) our dependence on our relationships with third parties to manufacture our products and solutions; (v) our dependence upon single suppliers to fabricate and assemble our products; (vi) the liquidity required to support our future operating and capital requirements; (vii) our ability to accurately estimate quarterly revenue; (viii) our expectations about market and product trends; (ix) our future plans for partnerships and collaborations; (x) our dependence upon a few customers for a significant portion of our total revenue; (xi) our ability to forecast demand for our products; (xii) our dependence on our international business operations; (xiii) our ability to attract and retain key personnel; (xiv) our ability to remain competitive in our industry; and (xv) our ability to protect our intellectual property rights. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We develop and market low power customizable semiconductor and software algorithm solutions that enable customers to differentiate their products by adding new features, extending battery life and improving context awareness and visual experience. Our solutions primarily target smartphones, wearable devices, tablets, and the Internet-of-Things or IoT. We are a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs. Our solutions integrate multi-core processing, programmable logic, sensor fusion and context aware algorithms, and embedded software. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro® 3, PolarPro II, PolarPro, and Eclipse II products (which comprise our new product category), our mature products, which are produced on semiconductor processes larger than 180 nanometers, primarily include our pASIC® 3 and QuickRAM® as well as royalty revenue, programming hardware and design software. Our sensor algorithm software includes our SenseMe™ software library.

Our customer-specific solutions include a unique combination of our silicon platforms, proven system blocks, or PSBs, custom logic, sensor software algorithms, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies to IP that improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing. In many cases, we may deliver sensor software algorithms that have been optimized for use in a QuickLogic silicon platform.

Our solutions are developed for specific power-sensitive applications that have differentiated features in terms of IP, intelligent sensor processing or connectivity requirements. Our customers value (i) our ability to deliver solutions that extend battery life; (ii) the expertise we bring to design our solutions to optimize for power and performance within our customers' constraints; (iii) the flexibility of programmable logic to address specific hardware-based product requirements; (iv) the accuracies of our sensor algorithm software; and (v) the comprehensive software development environments that enable our customers to target their own IP into our silicon devices. We increase their ability to meet the time-to-market and time-in-market pressures associated with their markets.

The majority of our FPGA silicon platforms and our other product offerings, are based on our patented ViaLink® metal-to-metal programmable technology. ViaLink provides flexible energy-efficient devices and solutions that deliver the high performance, high reliability, IP security and instant-on features that our customers value. In October 2013, we announced a new Static Random Access Memory, or SRAM, reprogrammable logic technology. This SRAM technology offers ultra-low power consumption and is in-system reconfigurable, and is the basis for all of our sensor processing solutions today.

In 2012, we introduced our third generation silicon platform family, ArcticLink III VX, which embeds our VEE/DPO technologies as well as different combinations of LVDS and/or MIPI. ArcticLink III VX combines mixed signal physical functions and hard-wired logic on one device. We also introduced our fourth generation solution platform family, ArcticLink III BX. The BX family is identical to the VX family with the exception of the VEE/DPO technologies. The BX family was introduced to provide potential customers with the ability to adopt needed display bridge requirements while evaluating the benefits of our VEE/DPO technologies.

During 2013, we introduced two new silicon platform families, both of which are based on our new SRAM reprogrammable logic technology. The first was PolarPro 3, an ultra-low power FPGA family from which we create solutions for the mobile market. The second was the ArcticLink 3 S1 silicon platform family, which was QuickLogic’s first family to implement sensor hub solutions.

In 2014, we introduced two silicon platform families. The first is PolarPro 3E, which is also based on our SRAM reprogrammable logic technology. We use this family to create solutions for the mobile market. The second is the ArcticLink 3 S2 silicon platform family, our second generation sensor hub. This silicon platform is a more highly integrated sensor hub solution that reduces power consumption by almost 50% from our first generation sensor hub, ArcticLink 3 S1.

In 2015, we introduced the third generation silicon platform for sensor processing - the EOS S3 platform. This multi-core System-On-a-Chip delivers even further integration than its predecessors. It integrates an ARM Cortex-M4 Microcontroller, the third generation Flexible Fusion Engine, an optimized voice sub-system that contains a hardware implementation of Sensory Incorporated Low Power Sound Detector or LPSD, and a block of ultra-low power FPGA.

In 2015, we formally introduced our sensor software algorithms to the market as the SenseMe™ Sensor Software Library. This library is designed to deliver always-on context awareness at very low power optimized for the EOS S3 and ArcticLink 3 S2 silicon platform families, as well as our roadmap of sensor processing system-On-a-Chip platforms.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3E, PolarPro 3, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture which enables us to deliver twice the programmable logic in the same die size. Our EOS S3 and ArcticLink 3 silicon platforms combine mixed signal physical functions and hard-wired logic alongside programmable logic. Our EOS S3 and ArcticLink III solution platforms are manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost effective and energy efficient. We have developed small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs associated with our customer's printed circuit board space and routing. Our ability to sell programmed die as solutions greatly reduces our costs, allowing us to participate in high volume opportunities. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies which make us cost and power consumption effective for high-volume, battery-powered applications.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, storage, networking or graphics components. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. For our sensor processing solutions, we collaborate with sensor manufacturers to ensure interface compatibility as well as consistency of user experience when using our SenseMe software algorithm library.

In addition to competition in the semiconductor market, two other factors affect our future growth: (i) an expected increase in revenue should our sensor processing solution strategy prove successful, and (ii) an expected decline in revenue from mature products. New products contributed 63% of total revenue for the year ended January 3, 2016, as compared to 69% in 2014 and 70% in 2013. In order to maintain or grow our revenue from its current level, we depend upon increased revenue from our existing products, and the development and marketing of additional new products and solutions.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2015, 2014 and 2013 refer to the fiscal years ending January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i)
toward mobile devices, either handheld or worn on the body, (ii) an increasing adoption of sensors, and (iii) devices with wireless connectivity to the cloud. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Smartphone and Wearables solutions that original equipment manufacturers, or OEMs, are launching in conjunction with Google Android and Real-Time operating systems, as well as Apple iPhone, Apple iPad, and Apple Watch.

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

Another important trend is shrinking product life cycles. This drives a need for faster, lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. We believe that the trend toward mobile, handheld products that have a PC-like and cloud user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Smartphone and Tablet makers to offer the new, smaller form factor Wearables.

We believe these industry trends are shifting the demand among different classes of core silicon. The following are the four main classes of non-memory core silicon:

•
Microcontrollers, or MCUs, are typically small, low power devices on a single integrated circuit that contain a processor core, memory and a number of peripherals. They are designed to be programmed with software for embedded applications;

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

The traditional military and industrial markets are well served by existing core silicon. Much of this market uses complex ASSPs since price, power and size are not particularly critical design considerations. When there is a strong need for a custom solution in high volume applications, designers turn to an ASIC and, in low to medium volume applications, they use FPGAs. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability or intellectual property security is important. These markets are expected to follow a typical mature product trend, as compared with the predicted growth in our business in the consumer market.

Markets and Product Technology

We market our solutions primarily to mobile device OEMs and ODMs. We have complete solutions incorporating our EOS S3, ArcticLink III S2, ArcticLink III VX and BX, PolarPro 3, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, PSBs, custom logic, sensor software algorithms, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design solutions and to integrate and test oursolutions in our customers' products. A solution can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a solution's function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power PSBs and software required to implement specific functions, along with sensor software algorithms optimized for our architecture. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one PSB, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our solution has multiple PSBs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the PSBs, or by offloading more processing tasks from the host processor to our solution. In some cases, we develop the PSBs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market our solutions to OEMs and ODMs offering differentiated mobile products, and to processor vendors wishing to expand their served available market, and to sensor manufacturers wishing to expand their ecosystems. Our target mobile markets include: Tablets, Wearables, Smartphones and IoT. Our solutions typically fall into one of three categories: Sensor Processing, Display & Visual Enhancement, or Smart Connectivity.

Our new products are also being used in applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

The fact that we use our programmable technology to customize these solutions provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our solutions can be tailored for a specific customer's requirements. Once we have developed PSBs, it is easy to combine PSBs with a platform's fixed logic and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the solution, such as Universal Asynchronous Receiver Transmitter, or UARTs, keyboard scanning functions, Serial Peripheral Interface, or SPI ports, which minimizes system size and cost, and InfraRed Data Association, or IRDA. We are able to develop these solutions from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. By using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far more quickly than other custom silicon alternatives. Finally, with respect to our sensor hub products, by incorporating our proprietary sensor hub processing algorithms as part of the solution, we can increase the value of our solution to an individual OEM project, as well as increase the likelihood of being used in multiple projects at the same OEM where consistency of solution is desired.

By using our silicon platforms, our PSBs, our sensor software algorithms, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of five major elements:

First, our programmable logic allows us to hardware customize our platforms. We have two distinct types of programmable logic. We have an SRAM-reprogrammable logic architecture that utilizes a standard CMOS-logic process to meet the specific needs of the sensor and I/O subsystems of mobile devices: very low standby power, low dynamic power, and in-system reprogrammable technology. We also have our ViaLink programmable logic that uses proprietary and patented technology to meet the specific smart connectivity needs of the RF, Memory and Display subsystems of mobile products: non-volatility and instant-on, very low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

Second, our ArcticLink solution platform combines mixed signal physical functions, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified PCB layout, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership.

Third, we develop and integrate PSBs which are innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Sensor Processing PSBs such as FFE, Sensor Manager, or Communications Manager;

•	Display and Visual Enhancement PSBs such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;

•	Network PSBs such as high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable connectivity to Bluetooth devices;

•	Storage PSBs such as Secure Digital High Capacity, or SDHC; and

•	Other PSBs such as I2S, PCM, I2C, IRDA, PWM, and other general purpose interfaces.

Fourth, we develop and optimize sensor software algorithms for use in conjunction with our sensor processing silicon platforms. We offer the SenseMe™ software algorithm library to detect a multitude of consumer use cases from the sensors included in mobile devices, including:

•	Contexts such as Walking, Running, InCar, or OnBike;

•	Gestures such as unique combinations of Device Rotation, Twist, or Tap;

•	Well-being algorithms such as heart rate monitoring, or sleep analysis; and

•	Unique combinations of the above that can be used to intelligently control the frequency of use and/or power to other devices in a mobile device to minimize power consumption and extend battery life.

Fifth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, mobile products to market quickly and cost effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies using one of our solution platforms, PSBs, which are proven logic IP cores, custom FPGA logic, sensor software algorithms, software drivers, firmware and application software. We then work with these customers to integrate and test solutions in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

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

Our objective is to enable mobile market leaders to achieve mass customization with innovative solutions. Market leading companies need to deliver new products quickly and cost effectively. We believe our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and BOM cost requirements. We believe our solutions allow OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost effectively. Our solutions enable energy and cost efficient solutions on design platforms from which a range of products can be introduced. Our sensor software algorithms enable OEMs to bring compelling mobile products to market without needing to develop these algorithms internally or source them from a third party.

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, PSBs, packaging technology, sensor software algorithms, software drivers and firmware, to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect solutions to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines from the host processor to save power and extend system battery life. We intend to continue to define and implement compelling solutions for our target customers and partners.

As a part of our objective to empower mobile market leaders to achieve mass customization with innovative solutions, our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will continue to come from less than 100 customers as we transition to this business model. We have identified and plan to continue to identify the customers we want to serve with our solutions. We are currently in different stages of engagement with a number of these customers. We believe our solutions are resonating with our target customers who value the platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of our solutions. We expect to expand our partner activities with top tier customers to define new silicon solution platforms and PSBs.

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have international sales operations in China, Japan, Taiwan, South Korea and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts.

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

One of our tier one customers, Samsung Electronics Co., Ltd. or ("Samsung") represented 43% of our total revenue for the year ended January 3, 2016 and 52% for the year ended December 28, 2014, respectively. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 13 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our competitors include: (i) suppliers of ASSPs such as Toshiba; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as Atmel, ST Microelectronics and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Intel and MicroSemi.

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Conventional programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. Mobile-oriented FPGAs have been adopted by OEMs in the mobile product market, but offer very little in terms of hard logic blocks that may decrease power consumption or selling price to the OEM. ASICs have a large development cost and risk and a long time to market. As a result, ASICs are generally only used for single designs with very high volumes. MCUs offer extensive software flexibility, but often do not offer sensor software algorithms, the lowest power, nor any hardware flexibility. Our solutions enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, our solutions are very energy efficient as a result of our programmable logic and how we intelligently architect our PSBs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing our solutions. Our solutions combine our silicon platforms with PSBs, software drivers, sensor algorithm software, and other system software. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce our solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the year ended January 3, 2016, December 28, 2014 and December 29, 2013 were $14.1 million (75% of revenue), $12.2 million (44% of revenue), and $8.4 million (32% of revenue) respectively.

As of the end of 2015, our research and development staff consisted of 50 employees located in California and India.

•	Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, drivers and microcode to support our sensor hubs.

•	Our sensor algorithm group creates the algorithms used in our sensor processors, as well as for licensing to run on other vendors’ microcontrollers and application processors.

•	Our hardware group develops and verifies Proven System Blocks that can be programmed into our programmable logic and develops reference designs to showcase and verify our solutions.

•
Our EDA software group develops the design libraries, interface routines and place and route software that allow our engineers to use third party design environments to develop designs that are incorporated into our programmable devices, and develops the design tools that support algorithm development for our sensor hubs.

•
Our platform engineering group develops low power programmable devices and analog circuits targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro 3E, or combined with standard functions in solution platforms such as EOS S3.

•
Our product engineering group oversees product manufacturing and process development with our third party foundries, and is involved in ongoing process improvements to increase yields and optimize device characteristics.

•	The Office of the CTO investigates future trends and requirements in order to define the next generation of solutions and platforms.

Manufacturing

We have close relationships with third-party manufacturers for our wafer fabrication, package assembly, and testing requirements to help ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to eSilicon Corporation, or eSilicon, GLOBALFOUNDRIES, Taiwan Semiconductor Manufacturing Company Limited, or TSMC, and TowerJazz. We outsource our product packaging primarily to Amkor Technology, Inc.. eSilicon produces our ArcticLink III VX and BX products, using a 65nm CMOS process on twelve-inch wafers at GLOBALFOUNDRIES and packaging at STATS-ChipPAC. GLOBALFOUNDRIES manufactures our PolarPro 3E and ArcticLink 3 S2 Sensor Hub products. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products, using a 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products, PolarPro III, ArcticLink 3 S1 and Sensor Hub products, using a 65nm CMOS process on twelve-inch wafers. TowerJazz manufactures our ArcticLink, ArcticLink II, PolarPro, and PolarPro II products, using a 0.18 micron CMOS process. We purchase products from eSilicon, GLOBALFOUNDRIES, TSMC, and TowerJazz on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of January 3, 2016, we had a total of 91 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold 51 active U.S. patents and have five pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of 11 patents and have two pending applications. Our issued patents expire between 2016 and 2034.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 11, 2016:

Name	Age	Position
Andrew J. Pease	65	President and Chief Executive Officer; Director
Maxime Bouvat-Merlin	40	Vice President, Worldwide Engineering
Brian Faith	41	Vice President, Worldwide Sales and Marketing
Rajiv Jain	55	Vice President, Worldwide Operations
Suping (Sue) Cheung	52	Principal Accounting Officer and Corporate Controller
Catherine S. Rousteau	51	Vice President, Human Resources
Timothy Saxe	60	Senior Vice President and Chief Technology Officer
E. Thomas Hart	74	Chairman of the Board
Michael R. Farese	69	Director
Arturo Krueger	76	Director
Daniel A. Rabinovitsj	51	Director
Christine Russell	66	Director
Gary H. Tauss	61	Director

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

Brian Faith joined QuickLogic in June 1996 and has served as our Vice President of Worldwide Marketing since November 2008. During the period April 2011 to September 2015, Mr. Faith held the dual title of Vice President of Worldwide Sales & Marketing. From 2001 through 2008, Mr. Faith served in various marketing positions including Vice President of Solutions Marketing and Senior Director of Marketing. Prior to 2001, Mr. Faith was an Engineering Program Manager, served in a Field Application Engineering role and held various Customer Application Engineering roles, including Customer Application Engineering Manager. Mr. Faith has served as the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S.C.E. degree in Computer Engineering from Santa Clara University and also served as Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

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

Suping (Sue) Cheung joined QuickLogic in May 2007. She has served as our Principal Accounting Officer and Corporate Controller since May 2015. Prior to this role, Dr. Cheung served as QuickLogic’s Corporate Controller from 2008 to 2015 and Assistant Controller from 2007 to 2008. Prior to joining QuickLogic, Dr. Cheung was a Senior Manager of SEC Reporting and Technical Accounting at Dell SonicWALL from 2006 to 2007 and was the Senior Accounting Manager at VeriFone System, Inc. from 2005 to 2006. Prior to 2005, Dr. Cheung held various senior accounting and financial management roles in both publicly traded and privately held companies. Dr. Cheung began her career with PricewaterhouseCoopers (PWC) where she served as an auditor and as a tax consultant. Dr. Cheung holds a Ph.D. in Business Administration and a Masters in Accounting from the Florida International University in Miami. She is a Certified Public Accountant.

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

ITEM 1A. RISK FACTORS
In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
If we fail to successfully develop, introduce and sell new solutions and new products, or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future.
The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced solutions that provide increasingly higher levels of performance, low power consumption, new features, meeting current and emerging industry standards, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in solutions, sensor algorithm software and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers.
We expect our business growth to be driven by new products, and new product revenue growth needs to be strong enough to achieve profitability. The gross margin associated with our new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with new products, particularly our sensor processing solutions. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from new products will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing products, especially solutions based on our EOS S3, ArcticLink and PolarPro solution platforms, the development of additional new products and solutions.

If (i) we are unable to design, produce and sell new products and solutions that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; (ii) market demand for our new products and other products fails to materialize; (iii) we are unable to obtain adequate fabrication capacity on a timely basis; (iv) we are unable to develop new silicon platforms or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our devices, or choose a competing offering, our revenue and gross margin will be materially harmed, our liquidity and cash flows will be materially affected, we may be required to write-off related inventories and long-lived assets or there may be other adverse effects on our business or the price of our common stock.

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next year, we may not be able to raise additional financing to fund future losses, we cannot assure you that the net proceeds that we expect to receive from our recent sales of our equity securities will be sufficient to support our liquidity and may not be able to continue to operate as a going concern.

We have experienced net losses in the past years and expect such losses to continue through at least the year ending January 1, 2017 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds that we expect to receive from our recent sale of our equity securities, which is expected to close on or about March 21, 2016, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, Such additional funding may not be available on commercially reasonable terms, or at all.

Additionally, we cannot assure you that the net proceeds that we expect to receive from our recent sale of our equity securities will be sufficient for us to continue as a going concern. If the proceeds that we expect to receive from our recent sale of our equity securities are insufficient, it could make it more difficult for us to raise additional capital, should it be needed, or cause our customers, suppliers and other business partners to lose confidence in us thereby resulting in a reduction of revenue, loss of supply resources and other effects that would be significantly harmful to our business. If the Company is unable to generate sufficient sales from its new products or adequate funds are not available when needed, our liquidity, financial condition and operating results would be materially and adversely affected, and we may not be able to operate our business without significant changes in our operations or at all.

We currently depend on a limited number of significant customers, including Samsung, for a significant portion of our revenue and the loss of or reduction in orders from such significant customers could adversely affect our revenue and harm our business financial condition, operating results and cash flows.
A small number of end-customers represented a significant portion our total revenue in our fiscal year ended January 3, 2016. For example, during our fourth quarter and our fiscal year ended January 3, 2016, Samsung accounted for 36% and 43%, respectively, of our total revenue. Additionally, during our fourth quarter and our fiscal year ended January 3, 2016, two customers, including Samsung accounted for 47% and 56%, respectively, of our total revenue. We expect this high level of customer concentration to continue as we expect to continue target market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could severely harm our business.
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

We depend on our relationships with third parties to manufacture our new products.

We depend upon eSilicon, GLOBALFOUNDRIES, TSMC and Amkor to manufacture our new products. The inability of any one of these companies to continue manufacture of our new products for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

We depend upon third parties for silicon IP, detailed RTL design, physical design, verification and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely impact our time to market and revenue.
Our move to a variable cost or outsourced engineering development model allows us access to the best design resources for developing new silicon platforms. This includes access to leading edge silicon IP as well as RTL design and physical design expertise. However, outsourcing the design of a complex silicon platform typically involves multiple companies in multiple locations, which increase the risk of costly design errors. Any delays or errors in the design of our new silicon platforms could significantly increase the cost of development as well as adversely impact our time to market and revenue.

We depend upon partnering with other companies to develop IP, reference platforms, algorithm and system software.
In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms, algorithm and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. If we are unable to license new technologies, maintain a close working relationship with our partners, fail to continue to develop and introduce leading technologies or if these technologies fail to generate the revenue we expect, we may not be able to compete effectively in the future.
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
Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than the rest of our historical business due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved and our investment portfolio remains liquid and its capital is preserved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.
If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.
Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. Our failure to adequately forecast demand for our products could materially harm our business or the relationship with our customers.
Our approach to developing solutions for potential customers involves developing solutions for and aligning our roadmap with application processor, sensor, and flash memory vendors. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If our solutions are not incorporated into customer products, if our partners discontinue production of or integration of our solution into their product offerings, or if the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our revenue and gross margin will be materially harmed and we may be required to write-off related inventories and long-lived assets. Fluctuations in our manufacturing processes, yields and quality, especially for new products, may increase our costs.
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

We spend significant resources designing and developing silicon solution platforms, PSBs and software and reference designs, and adopting emerging technologies. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business would be materially harmed and we may be required to write-off related inventories and long-lived assets.

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
A significant portion of our total revenue comes from sales to customers located outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total revenue in future periods. In addition, most of our domestic customers sell their products outside of North America, thereby indirectly exposing us to risks associated with foreign commerce and economic instability. In addition to overseas sales offices, we have significant research and development activities in India. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights.

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

Our solutions face competition from suppliers of ASSPs, suppliers of integrated application processors, low power FPGAs, low power MCUs, suppliers of ASICs, and suppliers of sensor algorithm software whose software is running on competitors' devices.

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our solutions and/or a widely accepted feature of our solutions could be integrated into a competitor's ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based solutions. We face competition from low power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. In addition, we face competition from companies that provide sensor algorithm software, which may be licensed directly by an OEM, or licensed for use through an MCU company. Our inability to successfully compete in any of the following areas could materially harm our business: (i) the development of new products, solutions and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; or (vi) the quality and cost effectiveness of design, development, manufacturing and marketing efforts.

Our industry is in the midst of a consolidation phase which could result in stronger and better resourced competitors in the markets in which the company competes.

Mergers and acquisitions activity is at a high level in the semiconductor industry, as large companies have perceived attractive opportunities in today’s market to acquire new technologies and product lines by buying smaller companies. If our small and mid-sized competitors become targets of M&A activity and some of them are actually acquired by larger companies with much greater resources than us, we would face heightened competition that could result in lost sales and eroded margins.

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

We may engage in manufacturing, distribution or technology agreements that involve numerous risks, including the use of cash, erosion of margins due to royalty obligations or revenue sharing and diversion of resources.

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; royalty obligations or revenue sharing; diversion of resources from other development projects or market opportunities; our ability to collect amounts due under these contracts; and market acceptance of related products and solutions. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our financial results would be harmed.

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

Generally accepted accounting principles in the United States, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 42,600 square feet in Sunnyvale, California. This facility is leased through December 2018. We lease a 7,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through June 2016. We also lease office space in Shanghai, China, which expires in April 2016; London, England, which expires in February 2017; Taipei, Taiwan which expires in March 2017; and Seongnam City, South Korea on month-to-month basis. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third-party assertions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross profit. We are not currently a party to any material pending legal proceedings. See Note 15 to the Consolidated Financial Statements for the discussion on contingency liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ending January 3, 2016:
Fourth Quarter (through January 3, 2016)	$1.73	$1.10
Third Quarter (through September 27, 2015)	$1.93	$1.11
Second Quarter (through June 28, 2015)	$2.10	$1.49
First Quarter (through March 29, 2015)	$3.27	$1.81
Fiscal Year Ending December 28, 2014:
Fourth Quarter (through December 28, 2014)	$3.21	$2.54
Third Quarter (through September 28, 2014)	$5.28	$3.03
Second Quarter (through June 29, 2014)	$5.54	$3.25
First Quarter (through March 30, 2014)	$5.44	$3.79

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $1.20 per share on March 11, 2016. As of March 11, 2016 there were 56,976,921 shares of common stock outstanding that were held of record by 172 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from January 2, 2011 to January 3, 2016 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on January 2, 2011 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through January 3, 2016

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/31/2010	12/31/2011	12/31/2012	12/29/2013	12/28/2014	1/3/2016

QuickLogic Corporation	100.00	40.62	33.91	60.31	50.00	17.66
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P Semiconductors Index	100.00	102.24	98.75	134.24	181.05	182.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2015	2014	2013	2012	2011
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$18,956	$27,845	$26,072	$14,944	$20,969
Cost of revenue	11,411	16,796	17,305	7,878	8,517
Gross profit	7,545	11,049	8,767	7,066	12,452
Operating expenses:
Research and development	14,144	12,186	8,375	8,743	9,836
Selling, general and administrative	10,619	11,663	12,002	10,481	9,965
Restructuring costs(1)	295	—	181	—	—
Loss from operations	(17,513)	(12,800)	(11,791)	(12,158)	(7,349)
Gain on sale of TowerJazz Semiconductor Ltd. shares (2)	—	—	181	—	—
Interest expense	(82)	(85)	(54)	(61)	(36)
Interest income and other expense, net	(107)	(126)	(157)	(77)	(159)
Loss before income taxes	(17,702)	(13,011)	(11,821)	(12,296)	(7,544)
Provision for income taxes	146	68	455	18	50
Net loss	$(17,848)	$(13,079)	$(12,276)	$(12,314)	$(7,594)
Net loss per share:
Basic	$(0.32)	$(0.23)	$(0.27)	$(0.29)	$(0.21)
Diluted	$(0.32)	$(0.23)	$(0.27)	$(0.29)	$(0.21)
Weighted average shares:
Basic	56,472	55,401	45,762	41,831	36,792
Diluted	56,472	55,401	45,762	41,831	36,792

	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,136	$30,050	$37,406	$22,578	$20,203
Working capital	$19,132	$33,395	37,801	$24,840	$22,840
Total assets	$28,461	$41,139	$49,126	$31,024	$28,963
Long-term obligations, excluding current portion (3)	$2,341	$1,267	$254	$407	$294
Total stockholders' equity	$20,325	35,567	$40,598	$27,278	$24,938
__________________________

(1)
We incurred restructuring costs of $295,000 and $181,000 in 2015 and 2013, respectively. In 2015, we implemented a restructuring plan to re-align the organization to support our sensor processing provider business model and growth strategy. The expenses in 2013 relate to the Company's effort to consolidate and streamline its engineering organization.

(2)	During the second quarter of 2013, we sold our remaining 42,970 TowerJazz ordinary shares which reflect the 1-to-15 reverse stock split. This sale resulted in a gain of $181,000.

(3)	Prior year's numbers are reclassed to confirm current year classification.

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

Overview

We develop and market low power customizable semiconductor and software algorithm solutions that enable customers to differentiate their products by adding new features, extending battery life, becoming more contextually aware, and improving the visual experience with their mobile, consumer and enterprise products. Our targeted mobile market segments include Smartphones, Wearables, Tablets, Iot and Mobile Enterprise. Our solutions typically fall into one of three categories: Sensor Hubs, Display and Visual Enhancement, and Smart Connectivity. We are a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, and, secondarily, Field Programmable Gate Arrays, or FPGAs, sensor software algorithms, software drivers, associated design software and programming hardware. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro® 3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC® 3 and QuickRAM® as well as programming hardware and design software.

Our customer-specific solutions include a unique combination of our silicon platforms, proven system blocks, or PSBs, custom logic, sensor software algorithms, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, or FFE, and our Sensor Manager and Communications Manager technologies; to IP that improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during integration, verification and testing. In many cases, we may deliver sensor software algorithms that have been optimized for use in a QuickLogic silicon platform.

We also work with mobile processor manufacturers, sensor manufacturers, and/or sensor fusion and context awareness algorithm developers in the development of reference designs, Qualified Vendor Lists, or QVLs, or “Catalog” solutions. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor algorithm companies can expand the served available market for their respective products. Furthermore, should a solution development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog solution and we are placing a greater emphasis on developing and marketing these solutions.
In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms and platforms currently in development. We expect our business growth to be driven by silicon solutions and our solutions revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms and PSBs. The gross margin associated with our solutions is generally lower than the gross margin of our FPGA products, due primarily to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with our solutions.
During 2015, we generated total revenue of $19.0 million which represents a 32% decrease from 2014. Our new product revenue was $12.0 million which represents a 38% decrease from 2014 while our mature product revenue was $6.9 million which represents a 19% decrease from 2014. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. Overall, we reported a net loss of $17.8 million for 2015 compared to a net loss of $13.1 million for 2014.

We have experienced net losses in the past years and expect such losses to continue through at least the year ending January 1, 2017 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds that we expect to receive from our recent sale of our equity securities, which is expected to close on or about March 21, 2016, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, such additional funding may not be available on commercially reasonable terms, or at all.

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

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy. See Note 2 to the Consolidated Financial Statements for our standard warranty policy. We have not had a history of significant product returns.

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

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable intangibles and long-lived assets, including property and equipment, has been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our assessment of possible impairment is based on our ability to recover the carrying value of an asset or asset group from their expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, we recognize an impairment loss for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. Based on this analysis there were no significant impairments to our long lived assets.

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

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSAs and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 11 to the Consolidated Financial Statements.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $69.4 million, tax effected as of the end of 2015. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including schedule reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of January 3, 2016, we have federal and state income tax net operating loss (NOL) and credit carryforwards of $134.4 million and $50.8 million, which will expire at various dates from 2015 through 2035. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $69.3 million, tax effected as of the end of 2015 due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2015	2014	2013
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	60%	60%	66%
Gross profit	40%	40%	34%
Operating expenses:
Research and development	75%	44%	32%
Selling, general and administrative	56%	42%	46%
Restructuring costs	2%	—%	1%
Loss from operations	(92)%	(46)%	(45)%
Gain on sale of TowerJazz Semiconductor Ltd.	—%	—%	1%
Interest expense	—%	—%	—%
Interest income and other expense, net	(1)%	—%	(1)%
Loss before income taxes	(93)%	(46)%	(45)%
Provision for income taxes	1%	—%	2%
Net loss	(94)%	(46)%	(47)%

Comparison of Fiscal Years 2015 and 2014

Revenue. The table below sets forth the changes in revenue for fiscal year ended January 3, 2016, as compared to fiscal year ended December 28, 2014 (in thousands, except percentage data):

	Fiscal Years
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$12,020	63%	$19,311	69%	$(7,291)	(38)%
Mature products	6,936	37%	8,534	31%	(1,598)	(19)%
Total revenue	$18,956	100%	$27,845	100%	$(8,889)	(32)%

_________________

(1)            For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The decrease in new product revenue was primarily due to lower shipments to Samsung which had designed our ArcticLink III VX product into its tablet platform and also due to lower shipments of connectivity product Eclipse II. In 2015 shipments of ArcticLink III were $8.3 million compared to $15.0 million in 2014. Revenue generated from Samsung accounted for 68% of our new product revenue and 43% of our total revenue in 2015. Eclipse II revenue in 2015 was $1.2 million compared to $2.6 million in 2014. The decrease in revenue from ArcticLink III and Eclipse II products was partially offset by revenue from other new products. The decrease in mature product revenue is due primarily to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from Tablets and mature products will decline over time.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from solutions designed using our ArcticLink, ArcticLink II, ArcticLink III, ArcticLink 3 S1, ArcticLink 3 S2, PolarPro, PolarPro II, PolarPro III, PolarPro 3E, EOS S3 and Eclipse II platforms and the development of additional new products and solution platforms.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing solutions incorporating our intellectual property, or industry standard interfaces. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2015 as compared to fiscal year 2014 (in thousands, except percentage data):

	Fiscal Years
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$18,956	100%	$27,845	100%	$(8,889)	(32)%
Cost of revenue	11,411	60%	16,796	60%	(5,385)	(32)%
Gross Profit	$7,545	40%	$11,049	40%	$(3,504)	(32)%

The decrease in gross profit was primarily due to reduction in sales of both new and matured products. Effect of price reductions in 2015 on gross profit was approximately $702,000 or 4%. The gross profit margin percentage in 2015 as compared to 2014 was flat at 40% despite lower sales and price reductions in 2015 compared to 2014, due to a higher relative concentration of our product mix in mature products, which have higher gross margins than the new products and also due to restructuring plan implemented in the second quarter. The sale of previously reserved inventories was $201,000 and $603,000 in 2015 and 2014 respectively. Inventory write down in 2015 was $229,000 compared to $119,000 in 2014.

Our semiconductor products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter and increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve, or LCM reserve, for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. There were no adjustments to the LCM reserve in fiscal year 2015.

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2015 as compared to fiscal year 2014 (in thousands, except percentage data):

	Fiscal Years
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$14,144	75%	$12,186	44%	$1,958	16%
SG&A expense	10,619	56%	11,663	42%	(1,044)	(9)%
Restructuring costs	295	2%	—	—%	295	100%
Total operating expenses	$25,058	132%	$23,849	86%	$1,209	5%

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $14.1 million and $12.2 million in 2015 and 2014, respectively, which represented 75% and 44% of revenue for those periods. The $2.0 million increase in R&D expenses in 2015 as compared to 2014 is attributable primarily to a $1.4 million increase in compensation expense due to increased headcount, $1.1 million increase in the cost of outside services due to an increase in third-party chip design costs, and $170,000 increase in equipment and supplies costs. These increases were partially offset by a reduction in IP purchases of $261,000, and lower stock based compensation cost of $226,000.

Selling, General and Administrative Expense. Our selling, general and administrative or SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. SG&A expense was $10.6 million and $11.7 million in 2015 and 2014, respectively, which represented 56.0% and 41.9% of revenue for those periods. The $1.0 million decrease in SG&A expenses in 2015 as compared to 2014 is attributable primarily to the decrease in stock based compensation of $643,000 and lower outside services costs of $545,000, partially offset by higher depreciation costs of $151,000.

Restructuring Costs. In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company recorded $295,000 of restructuring liabilities in 2015, consisting primarily of employee severance related costs. See Note 17 to the Consolidated Financial Statements for more details.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2015 as compared to 2014 (in thousands, except percentage data):

	Fiscal Years		Change
	2015	2014	Amount	Percentage

Interest expense	$(82)	$(85)	$(3)	(4)%
Interest income and other expense, net	(107)	(126)	(19)	(15)%
	$(189)	$(211)	$(22)	(10)%

The change in interest expense was insignificant in 2015 compared to 2014 as the debt balance remained the same for most of 2015. At the end of December 2015, an additional $1 million draw down was made from our line of credit, which had an insignificant impact on interest expense in 2015. The change in interest income and other expense, net was due primarily to a decrease in foreign exchange losses in 2015 as compared to 2014.

We conduct a portion of our research and development activities in Canada and India and we have sales and marketing activities in various countries outside of the United States. Our Canadian operations were closed in December 2015. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are and will continue to be susceptible to fluctuations in foreign exchange gains or losses.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in 2015 as compared to 2014 (in thousands, except percentage data) :

	Fiscal Years		Change
	2015	2014	Amount	Percentage

Income tax provision	$146	$68	$78	115%

The income tax expense for 2015 and 2014 is primarily from our foreign operations which are cost-plus entities.

As of the end of 2015, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

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

The increase in new product revenue was primarily due to shipments to Samsung which designed our ArcticLink III VX product into a new tablet platform. Revenue generated from Samsung accounted for 75% of our new product revenue and 52% of our total revenue in 2014. The increase in mature product revenue was due primarily to increased orders from our customers in the aerospace, test and instrumentation sectors.

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

The increase in gross profit in 2014 as compared to 2013 was primarily due to customer and product mix of $1.3 million, favorable purchase price adjustments and standard cost variance of $863,000 due to higher shipments of both new and mature products. The sale of previously reserved inventories was $603,000 and $596,000 in 2014 and 2013 respectively.

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

Research and Development Expense. Our research and development expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $12.2 million and $8.4 million in 2014 and 2013 respectively, which represented 44% and 32% of revenue for those periods. The $3.8 million increase in R&D expenses in 2014 as compared to 2013 is attributable primarily to a $1.7 million increase in compensation expense due to increased headcount, $835,000 increase in the cost of outside services due to an increase in third-party chip design costs, $429,000 increase in purchased intellectual property, and $386,000 increase in stock based compensation costs. These increases were partially offset by a reduction of $131,000 in engineering equipment and supplies expense.

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

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2014 as compared to 2013 (in thousands, except percentage data):

	Fiscal Years		Change
	2014	2013	Amount	Percentage

Interest expense	$(85)	$(54)	$(31)	57%
Interest income and other expense, net	(126)	(157)	31	(20)%
	$(211)	$(211)	$—	—%

The increase in interest expense is due primarily to the increase of our capital software lease obligation to $357,000 in 2014 from $310,000 in 2013. The change in interest income and other expense, net was due primarily to a decrease of foreign exchange losses in 2014 as compared to 2013.

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2014 as compared to 2013 (in thousands, except percentage data):

	Fiscal Years		Change
	2014	2013	Amount	Percentage

Income tax provision	$68	$455	$(387)	(85)%

The income tax expense for 2014 and 2013 respectively, was primarily for our foreign operations which are cost-plus entities. Included within the provision for income taxes for 2013 was a charge in the amount of $273,000 relating to our investment in TowerJazz. This expense was previously recorded as a component of other comprehensive income and reclassified to the provision for income taxes upon the sale of our investment in TowerJazz.

As of the end of 2014, our ability to utilize our U.S. deferred tax assets in future periods was uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax asset. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, capital and operating leases, a bank line of credit and cash flow from operations. As of January 3, 2016, our principal sources of liquidity consisted of our cash and cash equivalents of $19.1 million and available credit under our revolving line of credit with Silicon Valley Bank of $4.0 million, which expires in September 25, 2017. Additionally, we have an accumulated deficit of approximately $221 million and experienced net losses in the past years and expect such losses to continue through at least the year ending January 1, 2017 as we continue to develop new products, applications and technologies.

On March 16, 2016, we announced the pricing of the Company's firm underwritten public offering of an aggregate of 10.0 million newly issued shares of common stock at a price of $1.00 per share, $0.001 par value. We expect to receive gross proceeds of approximately $10.0 million, before deducting underwriting discounts and other estimated offering expenses. The net proceeds from the Offering are expected to be approximately $8.9 million after deduction of underwriting discounts and assuming no exercise of the underwriters' over-allotment option. The underwriters have also been granted a 30-day option to purchase up to 1.5 million shares of common stock to cover over-allotments, if any. We expect to use the net proceeds from the Offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. See Note 18 to the Consolidated Financial Statements for the details.

The Shares are being offered by us pursuant to a shelf registration statement previously filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. See Notes 14 and 18 to the Consolidated Financial Statements for details.

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

On September 25, 2015, we entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. See Note 6 to the Consolidated Financial Statements for information regarding the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at our election of up to $12.0 million. On February 10, 2016 we entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify the covenants. See Note 18 to the Consolidated Financial Statements for a description of the modified covenants. We were in compliance with all loan covenants as of the end of the current reporting period. As of January 3, 2016 we had $2.0 million of outstanding revolving debt with an interest rate of 3.4%

As of January 3, 2016, there was no material difference between the fair value and the carrying amount of capital software leasing arrangements.

Most of our cash and cash equivalents were invested in money market funds rated AAAm/Aaa. Our interest-bearing debt consisted of $489,000 outstanding under capital software leases. See Note 6 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $1.2 million and $868,000 at January 3, 2016 and December 28, 2014, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Net cash (used in) operating activities	$(11,829)	$(10,754)	$(9,056)
Net cash (used in) investing activities	(346)	(1,044)	(992)
Net cash provided by financing activities	1,261	4,442	24,876

Net Cash from Operating Activities

In 2015, net cash used in operating activities was $11.8 million, and resulted primarily from a net loss of $17.8 million offset by $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $229,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.4 million and stock-based compensation of $1.9 million. In addition, changes in working capital accounts provided cash of $2.0 million as a result of an increase in accounts payable of $260,000, decrease in gross inventory of $1.8 million and, decrease of other assets of $300,000, partially offset by a decrease of accrued liabilities of $94,000 and an increase in accounts receivable of $49,000. Inventory decrease was primarily due to sale of existing ArcticLink III and PolarPro products inventory purchased in prior year.

In 2014, net cash used in operating activities was $10.8 million, and resulted primarily from a net loss of $13.1 million offset by $3.8 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $119,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.5 million and stock-based compensation of $2.2 million. In addition, changes in working capital accounts used cash of $2.1 million as a result of a decrease in accounts payable of $2.0 million, an increase in gross inventory of $935,000 and a decrease of accrued liabilities of$882,000, partially offset by a decrease in accounts receivable of $1.7 million. The decrease of accounts payable was primarily due to payment of invoices approximately $1.6 million related to purchases of ArcticLink III products in 2014, which were purchased in 2013. We were expecting significant increase in sales volume of ArcticLink III product to Samsung in 2014.

In 2013, net cash used for operating activities was $9.1 million, and resulted from changes in working capital offset by a net loss of $12.3 million which included $4.1 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $551,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million, and stock-based compensation of $2.0 million. In addition, changes in working capital accounts used cash of $748,000 as a result of an increase in accounts receivable of $2.0 million, an increase in inventory of $1.7 million, and an increase in accounts payable of $1.4 million.

Net Cash from Investing Activities

Net cash used for investing activities in 2015 was $346,000, primarily for capital expenditures to acquire manufacturing equipment and software.

In 2014 and 2013, net cash used for investing activities was $1.0 million, as a result of capital expenditures made primarily to acquire mask sets, leasehold improvements, software used in the development and production of our products and solutions and other manufacturing equipment.

Net Cash from Financing Activities

In 2015 net cash provided by financing activities was $1.3 million, resulting from the additional borrowing of $1.0 million under the line of credit and from proceeds of $554,000 related to the issuance of common shares to employees under our equity plans. These proceeds were partially offset by payments of $293,000 under the terms of our capital software lease obligations.

In 2014 net cash provided by financing activities was $4.4 million, resulting from proceeds of $4.7 million related to the issuance of common shares to employees under our equity plans. These proceeds were partially offset by payments of $300,000 under the terms of our capital software lease obligations.

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

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility and our sale of common stock in March 2016 will be sufficient to satisfy our operations and capital expenditures over the next twelve months. After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available or at commercially acceptable terms.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of the end of 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$2,149	$804	$1,345
Wafer purchases(1)	1,425	1,425	—	—
Other purchase commitments	1,520	1,265	255	—
Total contractual cash obligations	5,094	3,494	1,600	—
Other commercial commitments(2):
Revolving line of credit	2,000	—	2,000	—
Capital software lease obligations	489	281	208	—
Total commercial commitments	2,489	281	2,208	—
Total contractual obligations and commercial commitments(3)	$7,583	$3,775	$3,808	$—
____________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.4 million include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2015.

(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2015.

(3)	Does not include unrecognized tax benefits of $696,000 as of the end of 2015. See Note 8 of the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% change in interest rates during 2015 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in Canada and India and have sales and marketing offices in several locations outside of the United States. At the end of the fiscal year ended January 3, 2016, we closed Canada activities. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 17%, 18% and 19% of total operating expenses in 2015, 2014 and 2013, respectively. A majority of these foreign expenses were incurred in India, the United Kingdom and Korea in 2015. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $419,000 in 2015, $432,000 in 2014 and $400,000 in 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QuickLogic Corporation
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of QuickLogic Corporation as of January 3, 2016 and December 28, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 3, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule, Valuation and Qualifying Accounts, as of and for the years ended January 3, 2016 and December 28, 2014 listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuickLogic Corporation at January 3, 2016 and December 28, 2014, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, Valuation and Qualifying Accounts as of and for the years ended January 3, 2016 and December 28, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QuickLogic Corporation's internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 18, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QuickLogic Corporation,
Sunnyvale, California

We have audited QuickLogic Corporation’s internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). QuickLogic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, QuickLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QuickLogic Corporation as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 3, 2016 and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 18, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QuickLogic Corporation:

In our opinion, the consolidated balance sheet as of December 29, 2013 and the related consolidated statements of operations, statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 29, 2013 present fairly, in all material respects, the financial position of QuickLogic Corporation and its subsidiaries at December 29, 2013 and the results of their operations and their cash flows for the year ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 29, 2013 presents fairly, in all material respects, the information set for the therein when read in conjunction with the related consolidated financial statements.

These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 6, 2014

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,136	$30,050
Accounts receivable, net of allowances for doubtful accounts of $0	1,601	1,552
Inventories	2,878	4,952
Other current assets	1,312	1,146
Total current assets	24,927	37,700
Property and equipment, net	3,315	3,217
Other assets	219	222
TOTAL ASSETS	$28,461	$41,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$4,032	$2,506
Accrued liabilities	1,482	1,574
Current portion of capital software lease obligations	281	225
Total current liabilities	5,795	4,305
Long-term liabilities:
Revolving line of credit	2,000	1,000
Capital software lease obligations, less current portion	208	191
Other long-term liabilities	133	76
Total liabilities	8,136	5,572
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,904 and 56,182 shares issued and outstanding	57	56
Additional paid-in capital	241,024	238,419
Accumulated deficit	(220,756)	(202,908)
Total stockholders' equity	20,325	35,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,461	$41,139

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2015	2014	2013

Statements of Operations:
Revenue	$18,956	$27,845	$26,072
Cost of revenue	11,411	16,796	17,305
Gross profit	7,545	11,049	8,767
Operating expenses:
Research and development	14,144	12,186	8,375
Selling, general and administrative	10,619	11,663	12,002
Restructuring costs	295	—	181
Loss from operations	(17,513)	(12,800)	(11,791)
Gain on sale of TowerJazz Semiconductor Ltd. Shares	—	—	181
Interest expense	(82)	(85)	(54)
Interest income and other expense, net	(107)	(126)	(157)
Loss before income taxes	(17,702)	(13,011)	(11,821)
Provision for income taxes	146	68	455
Net loss	$(17,848)	$(13,079)	$(12,276)
Net loss per share:
Basic	$(0.32)	$(0.23)	$(0.27)
Diluted	$(0.32)	$(0.23)	$(0.27)
Weighted average shares:
Basic	56,472	55,401	45,762
Diluted	56,472	55,401	45,762

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Years
	2015	2014	2013
Net loss	$(17,848)	$(13,079)	$(12,276)
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale investments (Note 4)	—	—	11
Total comprehensive loss	$(17,848)	$(13,079)	$(12,265)

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Years
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(17,848)	$(13,079)	$(12,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,409	1,510	1,338
Shares issued to third parties for services provided	87	—	—
Stock-based compensation	1,941	2,242	1,979
Write-down of inventories	229	119	551
Gain on TowerJazz Semiconductor Ltd. Shares	—	—	(181)
Tax effect on other comprehensive income (loss)	—	—	273
Loss on disposal of equipment	—	—	27
Write-off of equipment	8	5	96
Bad debt expense	—	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(49)	1,709	(1,999)
Inventories	1,845	(935)	(1,659)
Other assets	300	604	(361)
Trade payables	260	(2,002)	1,379
Accrued liabilities	(94)	(882)	1,817
Deferred income	26	—	—
Other long-term liabilities	57	(45)	(20)
Net cash used in operating activities	(11,829)	(10,754)	(9,056)
Cash flows from investing activities:
Capital expenditures for property and equipment	(346)	(1,046)	(1,257)
Proceeds from sale of equipment	—	2	—
Proceeds from sale provided by TowerJazz Semiconductor Ltd. shares	—	—	265
Net cash used in investing activities	(346)	(1,044)	(992)
Cash flows from financing activities:
Payment of capital software lease obligations	(293)	(300)	(216)
Stock issuance cost		40	(2,219)
Proceeds from line of credit	1,000	—	1,000
Proceeds from issuance of common stock	554	4,702	26,311
Net cash provided by financing activities	1,261	4,442	24,876
Net (decrease)/increase in cash and cash equivalents	(10,914)	(7,356)	14,828
Cash and cash equivalents at beginning of period	30,050	37,406	22,578
Cash and cash equivalents at end of period	$19,136	$30,050	$37,406
Supplemental disclosures of cash flow information:
Interest paid	$77	$85	$44
Income taxes paid	$121	$48	$100
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$489	$416	$310
Purchase of equipment included in accounts payable	$977	$441	$33
Issuance of restricted stock units for accrued compensation	$—	$1,064	$—
Stock Warrants exercised in cashless transactions, net	$—	$78	$—
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2012	44,506	$45	$204,797	$(11)	$(177,553)	$27,278
Common stock issued under stock plans and employee stock purchase plans	542	1	965	—	—	966
Private stock offering, net of issuance costs and warrants	8,740	8	23,118	—	—	23,126
Change in unrealized gain on available-for-sale securities (See Note 4)	—	—	—	11	—	11
Stock-based compensation	—	—	1,493	—	—	1,493
Net loss	—	—	—	—	(12,276)	(12,276)
Balance at December 29, 2013	53,788	54	230,373	—	(189,829)	40,598
Common stock issued under stock plans and employee stock purchase plans	2,358	2	4,700	—	—	4,702
Adjustment of Common stock and Warrants issuance costs	—	—	40	—	—	40
Issuance of Common stock from exercise of Warrants	36	—	—	—	—	—
Stock-based compensation	—	—	3,306	—	—	3,306
Net loss	—	—	—	—	(13,079)	(13,079)
Balance at December 28, 2014	56,182	56	238,419	—	(202,908)	35,567
Common stock issued under stock plans and employee stock purchase plans	722	1	553	—	—	554
Stock-based compensation	—	—	2,052	—	—	2,052
Net loss	—	—	—	—	(17,848)	(17,848)
Balance at January 3, 2016	56,904	$57	$241,024	$—	$(220,756)	$20,325

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, referenced herein as QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company develops and markets low power customizable semiconductor and software algorithm solutions that enable customers to differentiate their products by adding new features, extending battery life, becoming more contextually aware and improving the visual experience of the Smartphone, Wearable, Tablet, Internet-of-Things (IoT) and electronics markets. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

QuickLogic's fiscal year ends on the Sunday closest to December 31. Fiscal years 2015, 2014 and 2013 ended on January 3, 2016, December 28, 2014, and December 29, 2013, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of January 3, 2016, the Company's principal sources of liquidity consisted of its cash and cash equivalents of $19.1 million and $4.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. Additionally, we have an accumulated deficit of approximately $221 million and experienced net losses in the past years and expect such losses to continue through at least the year ending January 1, 2017 as we continue to develop new products, applications and technologies.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank and equity funding raised during March 2016 will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink® and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

See Note 18 for the details of the subsequent event relating to the announcement of new Common Stock offering and pricing of the offering.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

For the twelve months ended January 3, 2016, the Company generated 43% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 13 for information regarding revenue concentrations associated with our customers and distributors.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in Canada and India and has sales and marketing activities in various countries outside of the United States. Canada operations were closed down at the end of fiscal year 2015 as a part of restructuring plan initiated in the second quarter. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 17%, 18% and 19% of total operating expenses in 2015, 2014, and 2013, respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom and Korea in 2015, 2014 and 2013. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

The Company's semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new solutions and products, the Company believes its product life cycle will be shorter and increase the potential for obsolescence. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or frequent new product developments could have a significant impact on the value of its inventory and its results of operations.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, and investments, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2015, 2014 and 2013, the Company wrote-off equipment with a net book value of $8,000, $5,000 and $96,000, respectively.

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

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $60,000 in 2015. In 2014 and 2013 these costs were not material.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of the amended authoritative guidance, and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Service based Performance awards are expensed on a straight-line basis over the vesting period. If performance conditions are other than service, an accelerated method of amortization is used, which treats each vesting tranche as a separate award over the expected life of the unit. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 11 for further details.

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

Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company's deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $69.4 million tax effected as of the end of 2015. The Company has also recorded a valuation allowance of $69.3 million, tax effected as of the end of 2015 due to uncertainties related to the Company's ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments are effective for annual reporting periods beginning after December 15, 2016 and interim periods beginning after December 15, 2016 for public business entities, and for all other entities annual periods beginning December 15, 2017 and interim periods beginning after December 15, 2017. The amendments may be applied prospectively to all deferred assets and liabilities, or retrospectively for all periods presented. Early adoption of the amendments is permitted. The Company early adopted ASU 2015-17 retrospectively in the current reporting period. Adoption had no impact on our consolidated balance sheets. No reclassification was required in the prior year financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory,which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying Presentation of Debt Issuance Costs, which amends the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods beginning after December 15, 2016, and must be applied retrospectively to each prior reporting period presented. The Company is currently evaluating the impact of ASU 2015-03 on its consolidated financial statements and footnote disclosures.

 In February 2015, the FASB, issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), which is intended to improve the targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB accounting standards codification and improves the current U.S. GAAP by: placing more emphasis on risk of loss when determining a controlling financial interest; reducing the frequency of the application of related party guidance when determining a controlling financial interest in a variable interest entity, or VIE and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. This ASU 2015-02 is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2015. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). This ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show such item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2015. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers. The amendments in this ASU defer the effective date of ASU 2014-09. Public companies should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We continue to evaluate the expected impact of this new guidance and available adoption methods.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This ASU 2014-15 provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are currently commonly provided by entities in the financial statement footnotes. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

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

For 2015, 2014, and 2013, 7.6 million shares, 7.0 million shares, and 8.0 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-INVESTMENT IN TOWERJAZZ SEMICONDUCTOR LTD.

During the second quarter of fiscal year 2013, the Company sold its remaining 42,970 TowerJazz ordinary shares. This sale resulted in a gain of $181,000. The number of TowerJazz ordinary shares sold by the Company reflect the 1-to-15 reverse stock split implemented by TowerJazz effective August 3, 2012.

NOTE 5-BALANCE SHEET COMPONENTS

	January 3, 2016	December 28, 2014
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-process	1,720	1,191
Finished goods	1,158	3,761
	$2,878	$4,952
Other current assets:
Prepaid expenses	$1,184	$1,042
Other	128	104
	$1,312	$1,146
Property and equipment:
Equipment	$14,531	$14,047
Software	3,114	3,332
Furniture and fixtures	131	710
Leasehold improvements	714	595
	18,490	18,684
Accumulated depreciation and amortization	(15,175)	(15,467)
	$3,315	$3,217
Accrued liabilities:
Employee related accruals	$1,237	$1,356

Other	$245	218
	$1,482	$1,574

The Company recorded depreciation and amortization expense of $1.4 million, $1.5 million and $1.3 million for 2015, 2014 and 2013, respectively. Assets acquired under capital leases and included in property and equipment were $1.0 million and $1.2 million at the end of 2015 and 2014, respectively. The Company recorded accumulated depreciation on leased assets of $503,000 and $689,000 as of the end of 2015 and 2014, respectively. As of January 3, 2016 and December 28, 2014, the capital lease obligation relating to these assets was $489,000 and $416,000 respectively.

NOTE 6-OBLIGATIONS

	January 3, 2016	December 28, 2014
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$2,000	$1,000
Capital software leases	489	416
	2,489	1,416
Current portion of debt and capital software lease obligations	(281)	(225)
Long term portion of debt and capital software lease obligations	$2,208	$1,191

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank ("The Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. Upon each advance, the Company can elect a prime rate advance, which is the prime rate plus the prime rate margin, or a LIBOR rate advance, which is LIBOR plus the LIBOR rate margin. As of January 3, 2016, the Company has $2.0 million of revolving debt outstanding with an interest rate of 3.38%.

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Third Loan Agreement. Under the terms of the Loan Agreement, the Company must maintain (i) a tangible net worth of at least $12 million, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each fiscal quarter; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6 million; (iii) a ratio of quick assets to the results of (a) current liabilities minus (b) the current portion of deferred revenue, plus (c) the long-term portion of the obligations of at least 1.1-to-1 tested as of the last day of each month. The Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company was in compliance with the financial covenants of the Loan Agreement as of the end of the current reporting period. See Note 18 for subsequent event regarding the new terms of the line of credit.

Capital Leases

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of January 3, 2016, $173,000 was outstanding under the capital lease, $85,000 of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of January 3, 2016, $125,000 was outstanding under the capital lease, of which $61,000 was classified as a current liability.

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of January 3, 2016, $111,000 was outstanding under this capital lease, of which $55,000 was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of January 3, 2016, $80,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of January 3, 2016 and December 28, 2014, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of January 3, 2016				As of December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$18,021	$2,137	$15,884	$—	$29,425	$874	$28,551	$—
Total assets	$18,021	$2,137	$15,884	$—	$29,425	$874	$28,551	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of January 3, 2016 and December 28, 2014.

NOTE 8-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2015	2014	2013
Income (loss) before income taxes:
U.S.	$(17,897)	$(13,172)	$(11,888)
Foreign	195	161	67
Income (loss) before income taxes	$(17,702)	$(13,011)	$(11,821)
Provision for (benefit from) income taxes:
Current:
Federal	$37	$—	$58
State	2	—	1
Foreign	99	95	83
Subtotal	138	95	142
Deferred:
Federal	—	—	225
State	—	—	48
Foreign	8	(27)	40
Subtotal	8	(27)	313
Provision for income taxes	$146	$68	$455

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at January 3, 2016. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	January 3, 2016	December 28, 2014
Deferred tax assets:
Net operating losses	$45,148	$42,049
Capital losses	2,938	5,143
Accruals and reserves	1,732	2,247
Credits carryforward	5,831	5,455
Depreciation and amortization	12,738	10,709
Stock-based compensation	1,012	1,078
	69,399	66,681
Valuation allowances	(69,349)	(66,618)
Deferred tax asset	$50	$63
Deferred tax liability	—	—

In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes. ASU 2017-17 requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. QuickLogic early adopted this guidance in the Company’s current fiscal year ending January 3, 2016 on a retrospective basis. Adoption of this guidance resulted in no reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of January 3, 2016 and December 28, 2004.

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

	Fiscal Years
	2015	2014	2013
Income tax (benefit) at statutory rate	$(5,962)	$(4,423)	$(4,019)
State taxes	2	—	1
Stock compensation and other permanent differences	286	6	316
Foreign taxes	41	22	101
Benefit allocated from other comprehensive income (loss)	—	—	273
Future benefit of deferred tax assets not recognized	5,779	4,463	3,783
Provision for income taxes	$146	$68	$455

As of January 3, 2016, the Company had net operating loss carryforwards of approximately $134.4 million for federal and $50.8 million for state income tax purposes. If not utilized, these carryforwards will expire beginning in 2016 for federal and state purposes. Included in the net operating loss carryforwards amount is $9.6 million for federal and $4.3 million for state income tax purposes, in which, the Company expects to record a credit to additional paid-in capital when the windfall tax benefits are realized in the future.

The Company has research credit carryforwards of approximately $3.5 million for federal and $4.2 million for state income tax purposes as of January 3, 2016. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company's net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization. The Company has not undertaken a study to determine if its net operating losses are limited.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $400,000 of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2015. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The additional net taxes due would be immaterial or would not have a material impact on the Company’s financial position and results of operation. If the Company decides to repatriate foreign earnings, the Company would need to adjust its income tax provision in the period in which it is determined that the earnings will no longer be indefinitely reinvested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 3, 2016	December 28, 2014	December 29, 2013
Beginning balance of unrecognized tax benefits	$516	$79	$79
Additions for tax positions related to the prior year	(3)	330	—
Additions for tax positions related to the current year	199	162	—
Lapse of statues of limitations	(16)	(55)	—
Ending balance of unrecognized tax benefits	$696	$516	$79

Out of $696,000 of unrecognized tax benefits, approximately $36,000 of unrecognized tax benefit would result in a change in the Company's effective tax rate if recognized in future years. For the twelve month period ended January 3, 2016, the Company accrued $3,000 of interest. As of January 3, 2016 and December 28, 2014 the Company had approximately $17,000 and $25,000 of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the Company's historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, or IRS, and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of January 3, 2016, fiscal years 2011 onward remain open to examination by the U.S. taxing authorities and fiscal years 2007 onward remain open to examination in Canada. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

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

As of January 3, 2016, 2.3 million warrants were outstanding. Approximately 1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expired in May 2015. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

See Note 18 for the details of the subsequent event relating to the announcement of new Common Stock offering and pricing of the offering.

NOTE 10-EMPLOYEE STOCK PLANS

1999 Stock Plan
The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and nonqualified options, restricted stock units ("RSUs") and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan, which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan
The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the Plan. As of January 3, 2016 approximately 9.7 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10.0 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of January 3, 2016, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company's results of operations of recording stock-based compensation expense for fiscal years 2015, 2014, and 2013 was as follows (in thousands):

	Fiscal Years
	2015	2014	2013
Cost of revenue	$109	$137	$232
Research and development	826	924	666
Selling, general and administrative	1,064	1,181	1,081
Restructuring costs*	29	—	—
Total costs and expenses	$2,028	$2,242	$1,979

* Stock-based compensation related to restructuring plan initiated in Q2-15.
No stock-based compensation was capitalized during any period presented above.

In 2015, the Company granted restricted stock units, or RSUs, to employees with various vesting terms. Total stock-based compensation related to RSUs was $834,000 in 2015. The Company issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations. In 2015, the Company also granted performance-based restricted stock units, or PRSUs, to new employees and the stock-based compensation related to PRSUs was $101,000.

The amount of stock-based compensation included in inventories at the end of 2015, 2014 and 2013 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2015	2014	2013
Expected term (years)	6.3	6.6	6.1
Risk-free interest rate	1.75%	1.98%	1.74%
Expected volatility	56%	58%	59%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2015, 2014 and 2013 was $0.87, $1.99, and $1.82 per option, respectively. As of the end of 2015, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.7 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.45 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan for 2015:

Shares Available for Grant
(in thousands)
Balance at December 28, 2014	1,139
Authorized	2,500
Options granted	(225)
Options forfeited or expired	521
RSUs granted	(817)
RSUs forfeited	122
PRSUs granted	(311)
Balance at January 3, 2016	2,929

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2012	6,960	$2.55
Granted	716	3.26
Forfeited or expired	(269)	2.65
Exercised	(165)	2.21
Balance outstanding at December 29, 2013	7,242	2.62
Granted	428	3.51
Forfeited or expired	(219)	3.56
Exercised	(1,769)	2.57
Balance outstanding at December 28, 2014	5,682	2.67
Granted	225	1.64
Forfeited or expired	(521)	2.87
Exercised	(120)	0.98
Balance outstanding at January 3, 2016	5,266	$2.64	4.56	$94
Exercisable at January 3, 2016	4,546	$2.63	3.94	$94
Vested and expected to vest at January 3, 2016	5,132	$2.64	4.45	$94

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.13 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $83,000, $3.7 million and $139,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2015, 2014 and 2013 was approximately $117,000, $4.5 million and $365,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $861,000, $1.1 million, and $1.1 million for 2015, 2014, and 2013, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2015 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $1.55	552	4.63	$1.04	407	$0.90
1.63 - 1.63	793	3.10	1.63	792	1.63
2.00 - 2.52	529	6.69	2.21	367	2.25
2.65 - 2.76	41	3.15	2.73	38	2.73
2.78 - 2.78	1,459	4.53	2.78	1,460	2.78
2.82 - 3.20	585	3.74	3.02	451	2.97
3.21 - 3.48	612	7.09	3.40	416	3.40
3.54 - 3.92	166	7.71	3.69	86	3.68
4.17- 4.17	501	1.82	4.17	501	4.17
5.94 - 5.94	28	0.32	5.94	28	5.94
$0.78 - $5.94	5,266	4.56	$2.64	4,546	$2.63

Restricted Stock Units

RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to grants of vested RSUs was $834,000 in 2015. In 2015, the Company also granted PRSUs to new employees and the stock-based compensation related to PRSUs was $101,000.

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2014	650	$3.47
Granted	1,128	1.46
Vested	(221)	1.42
Forfeited	(122)	—
Nonvested at January 3, 2016	1,435	$2.30

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2015, 2014 and 2013 was $0.42, $0.96 and $0.71, respectively. Sales under the ESPP were 458,000 shares of common stock at an average price of $1.26 for 2015, 278,000 shares of common stock at an average price of $2.76 for 2014, and 357,000 shares of common stock at an average price of $1.74 for 2013.

Under the 2009 ESPP, the Company issued 458,000 shares at an average price of $1.26 per share during 2015. As of January 3, 2016, 1,420,000 shares under the 2009 ESPP remained available for issuance. For 2015, the Company recorded compensation expenses related to the ESPP of $232,000.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2015	2014	2013
Expected life (months)	6.0	6.0	6.1
Risk-free interest rate	0.21%	0.07%	0.09%
Volatility	55%	49%	39%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2015, the unrecognized stock-based compensation expense relating to the Company's ESPP was $102,000 and was expected to be recognized over a weighted average period of approximately 4.4 months.

NOTE 12-ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no reclassifications out of accumulated other comprehensive income (loss) for the year ended January 3, 2016 and December 28, 2014.

The following table provides details about reclassification out of accumulated other comprehensive income (loss) for the year ended December 29, 2013:

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

NOTE 13-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTSRECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2015	2014	2013
Revenue by product line (1) :
New products	$12,020	$19,311	$18,219
Mature products	6,936	8,534	7,853
Total revenue	$18,956	$27,845	$26,072
___________________________

(1)
 For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2015	2014	2013
Revenue by geography:
Asia Pacific (1)	$12,650	$20,157	$20,099
Europe	1,859	3,371	1,788
North America (2)	4,447	4,317	4,185
Total revenue	$18,956	$27,845	$26,072
__________________________

(1)	Asia Pacific includes revenue from South Korea of $8.3 million or 44% of total revenue in 2015 and $14.4 million or 52% of total revenue in 2014.

(2)	North America includes revenue from the United States of $4.3 million or 22% of total revenue in 2015 and $4.1 million or 14% of total revenue in 2014.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2015	2014	2013
Distributor “A”	23%	16%	18%
Customer “B”	13%	*	*
Customer "G"	43%	52%	56%
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	January 3, 2016	December 28, 2014
Distributor “A”	24%	34%
Distributor “B”	11%	*
Distributor "G"	11%	*
Customer "G"	20%	28%
Customer "H"	11%	*
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of January 3, 2016, less than 10% of the Company's long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 14-SHELF REGISTRATION STATEMENT

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expires in August 2016.

In November 2013, the Company received net proceeds of $23.1 million, net of underwriter's commission and other expenses of $2.2 million, by issuing an aggregate of 8,740,000 shares of Common Stock, $0.001 par value in an underwritten public offering at a price of $2.90 per share. As of January 3, 2016, the remaining balance on the shelf was approximately $14.7 million.

See Note 18 for the details of the subsequent event relating to the announcement of new Common Stock offering and pricing of the offering pursuant to the above shelf registration.

NOTE 15-COMMITMENTS AND CONTINGENCIES

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2015 and 2014, the Company had $1.4 million and $552,000 respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of January 3, 2016, total outstanding purchase obligations due within the next 12 months were $1.3 million.

The Company leases its primary facility under a non-cancelable operating lease that expires on December 31, 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2015, 2014 and 2013 was approximately $878,000, $947,000 and $947,000 respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2016	804
2017	704
2018	641
$2,149

Contingencies

One of the Company's licensors contends that the Company owes back royalties on sales of the Company's ArcticLink III VX devices. Based on the terms and conditions of the Amended and Restated License Agreement between the parties, the Company does not believe it is liable for any royalty payments on these sales. The parties have agreed to mediate the matter and are in the process of selecting a mediator. As of January 3, 2016, the Company estimates the possible loss relating to this matter to be in the range of $25,000 to $250,000.

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

NOTE 17-RESTRUCTURING CHARGES

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the Company's global workforce. Pursuant to the restructuring plan, the Company recorded $169,000, $77,000 and $49,000 of restructuring charges in the second, third and fourth quarter of 2015, respectively, consisting primarily of employee severance related costs. The restructuring liabilities are included in the "Liabilities" line item in the consolidated balance sheet. The activities affecting the restructuring liabilities for the year ended January 3, 2016 are summarized as follows:

Restructuring Liabilities
In Thousands
Balance at December 28, 2014	$—
Accruals	295
Payments and non-cash items adjustments	(166)
FX translation adjustment	(8)
Balance at January 3, 2016	$121

NOTE 18-SUBSEQUENT EVENTS

a) On February 10, 2016, the Company entered into a Third Amendment to Third Amended and Restated Loan and Security Agreement with the Bank to amend certain covenants contained in the Loan Agreement. As amended, the Company is required to maintain, beginning in the quarter ending March 31, 2016, (i) a tangible net worth of at least $12,000,000, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each month; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6,000,000; and (iii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 2.00 to 1.00, tested as of the last day of each month. Beginning with the second fiscal quarter of 2016, the tangible net worth requirement, is reduced as follows: For the quarter ending June 30, 2016, at least $10,000,000; for the quarter ending September 30, 2016, at least $8,000,000; for the quarter ending December 31, 2016, at least $6,000,000; for the quarter ending March 31, 2017, at least $4,000,000; for the quarter ending June 30, 2017, at least $8,000,000. Beginning with the third fiscal quarter of 2016, the Company is required to maintain a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.50 to 1.00 in the fiscal quarters ended September 30, 2016 and December 31, 2016 and of at least 1.25 to 1.00 in the fiscal quarters ended March 31, 2017 and June 30, 2017.

b) On March 16, 2016 the Company announced the pricing of its firm underwritten public offering of an aggregate of 10.0 million newly issued shares of common stock at a price of $1.00 per share, $0.001 par value. The Company expects to receive gross proceeds of $10.0 million, before deducting underwriting discounts and other estimated offering expenses. The net proceeds to the Company from the Offering are expected to be approximately $8.9 million after deduction of underwriting discounts and assuming no exercise of the underwriters' over-allotment option. The underwriters have also been granted a 30-day option to purchase up to 1.5 million shares of common stock to cover over-allotments, if any. The Company expects to use the net proceeds from the Offering for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises.

The Shares are being offered by the Company pursuant to a shelf registration statement previously filed with the the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. See Note 14 for details.

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014	June 29, 2014	March 30, 2014
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$3,630	$4,194	$4,973	$6,159	$5,721	$4,124	$6,836	$11,164
Cost of revenue	2,349	2,952	2,830	3,280	3,509	2,361	3,820	7,106
Gross profit (1)	1,281	1,242	2,143	2,879	2,212	1,763	3,016	4,058
Operating expenses:
Research and development	3,490	3,684	3,493	3,477	3,432	3,057	3,056	2,641
Selling, general and administrative	2,461	2,508	2,690	2,960	2,771	2,579	2,848	3,465
Restructuring Costs (2)	49	77	169	—	—	—	—	—
Loss from operations	(4,719)	(5,027)	(4,209)	(3,558)	(3,991)	(3,873)	(2,888)	(2,048)
Interest expense	(18)	(35)	(15)	(14)	(18)	(34)	(17)	(16)
Interest income and other expense, net	(9)	(39)	(33)	(26)	(47)	(17)	(36)	(26)
Loss before taxes	(4,746)	(5,101)	(4,257)	(3,598)	(4,056)	(3,924)	(2,941)	(2,090)
Provision for (benefit from) income taxes	100	(15)	21	40	86	6	(44)	20
Net loss	$(4,846)	$(5,086)	$(4,278)	$(3,638)	$(4,142)	$(3,930)	$(2,897)	$(2,110)
Net loss per share:
Basic and Diluted	$(0.09)	$(0.09)	$(0.08)	$(0.06)	$(0.07)	$(0.07)	$(0.05)	$(0.04)
Weighted average shares:
Basic and Diluted	56,729	56,588	56,359	56,190	55,982	55,812	55,379	54,433
___________________________

(1)
Gross profit percentage ranged between 30% to 47% in the last 8 quarters primarily as a result of changes in customer and product mix, favorable purchase price adjustments, and favorable standard cost variances during these quarters.

(2)	Restructuring costs in 2015 were related to the Company's effort to re-align the organization to support the Company's sensor processing provider business model and growth strategy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Principal Accounting Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of January 3, 2016 our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted account principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and our Principal Accounting Officer) has concluded that, as of January 3, 2016 our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of January 3, 2016 has been audited by BDO USA, an independent registered public accounting firm, as stated on their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2016 Annual Meeting of Stockholders and will be filed not later than 120  days after the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by BDO USA, LLP during Fiscal Years 2015 and 2014" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2015	$—	$—	$—	$—
Fiscal Year 2014	$—	$—	$—	$—
Fiscal Year 2013	$20	$(20)	$—	$—

Allowance for Deferred Tax Assets:
Fiscal Year 2015	$66,618	$2,731	$—	$69,349
Fiscal Year 2014	$63,528	$3,090	$—	$66,618
Fiscal Year 2013	$60,223	$3,305	$—	$63,528

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.

10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.

10.37(28)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.38(29)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
10.39 (30)	Second Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2015.
10.40 (31)	Third Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective February 10, 2016.
21.1(2)	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers, LLP Independent Registered Public Accounting Firm
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to QuickLogic's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(28)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(29)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

(30)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2015.

(31)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on February 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 18, 2016.

QUICKLOGIC CORPORATION

By:	/S/ Andrew J. Pease
Andrew J. Pease President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Pease and Suping (Sue) Cheung and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ANDREW J. PEASE Andrew J. Pease	President and Chief Executive Officer; Director (Principal Executive Officer)	March 18, 2016

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Principal Accounting Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	March 18, 2016

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 18, 2016

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 18, 2016

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 18, 2016

/s/ DANIEL A. RABINOVITSJ Daniel A. Rabinovitsj	Director	March 18, 2016

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 18, 2016

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 18, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(5)	Bylaws of the Registrant.
3.3(27)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.3(19)	Form of Common Stock Warrant.
10.1(4,11)	Form of Indemnification Agreement for directors and executive officers.
10.2(10,11)	QuickLogic Corporation 1999 Stock Plan.
10.3(10,11)	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 1999 Stock Plan.
10.4(10,11)	Notice of Grant of Stock Options and Stock Option Award Agreement under the 1999 Stock Plan.
10.5(10,11)	Notice of Grant of Stock Purchase Right and Restricted Stock Purchase Agreement under the 1999 Stock Plan.
10.6(8,11)	QuickLogic Corporation 1999 Employee Stock Purchase Plan.
10.8(1,3)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Moffet Orchard Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.9(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.13(11,15)	Form of Change of Control Severance Agreement.
10.14(11,15)	Form of Change of Control Severance Agreement for E. Thomas Hart.
10.15(7,11)	2005 Executive Bonus Plan, as restated.
10.17(6)	Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2006.
10.18(9)	First Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2007.
10.19(12)	Second Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 27, 2008.
10.20(12)	Third Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective July 31, 2008.
10.21(13)	Fourth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 19, 2008.
10.23(14)	Second Amendment to Lease Agreement between NetApp, Inc. and QuickLogic Corporation effective September 25, 2008.
10.24(11,16)	QuickLogic Corporation 2009 Stock Plan.
10.25(11,16)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.26(11,17)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.

10.27(11,17)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.28(11,17)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.29(18)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2009.
10.30(20)	Form of Subscription Agreement.
10.31(21)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 28, 2010.
10.32(22)	Seventh Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 9, 2011.
10.33(23)	QuickLogic Corporation 2009 Stock Plan (Amended and Restated March 10, 2011)
10.34(24)	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 4, 2012.
10.35(25)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.36(26)	Ninth Amendment to Second Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 14, 2013.
10.37(28)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.38(29)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
10.39 (30)	Second Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2015.
10.40 (31)	Third Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective February 10, 2016.
21.1(2)	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers, LLP Independent Registered Public Accounting Firm
24.1	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to QuickLogic's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 14, 2002 (Commission File No. 000-22671).

(3)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(4)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 17, 2005 (Commission File No. 000-22671).

(5)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(6)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on December 22, 2006 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(8)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 15, 2007 (Commission File No. 000-22671).

(9)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 10, 2007 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on September 4, 2007.

(11)	This exhibit is a management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 7, 2008 (Commission File No. 000-22671).

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on August 19, 2008.

(14)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(15)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on April 28, 2009.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2009.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(20)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(21)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on July 1, 2010.

(22)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 14, 2011.

(23)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 11, 2011 (Commission File No. 000-22671).

(24)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on June 28, 2012.

(25)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(26)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 1.01) filed on June 18, 2013.

(27)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(28)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(29)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

(30)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2015.

(31)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on February 10, 2016.