Form 10-Q
period 2016-04-03
QUICKLOGIC CORPORATION
filed 2016-05-11
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 5, 2016, the registrant had outstanding 67,019,476 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
April 3, 2016

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,302	$19,136
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,555	1,601
Inventories	3,330	2,878
Other current assets	1,180	1,312
Total current assets	29,367	24,927
Property and equipment, net	3,636	3,315
Other assets	229	219
TOTAL ASSETS	$33,232	$28,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,317	$4,032
Accrued liabilities	1,828	1,482
Current portion of capital lease obligations	283	281
Total current liabilities	5,428	5,795
Long-term liabilities:
Revolving line of credit	3,000	2,000
Capital lease obligations, less current portion	131	208
Other long-term liabilities	127	133
Total liabilities	8,686	8,136
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 67,000 and 56,904 shares issued and outstanding, respectively	67	57
Additional paid-in capital	250,328	241,024
Accumulated deficit	(225,849)	(220,756)
Total stockholders' equity	24,546	20,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,232	$28,461

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenue	$2,950	$6,159
Cost of revenue	1,794	3,280
Gross profit	1,156	2,879
Operating expenses:
Research and development	3,447	3,477
Selling, general and administrative	2,693	2,960
Total operating expenses	6,140	6,437
Loss from operations	(4,984)	(3,558)
Interest expense	(38)	(14)
Interest income and other expense, net	(7)	(26)
Loss before income taxes	(5,029)	(3,598)
Provision for income taxes	64	40
Net loss	$(5,093)	$(3,638)
Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Weighted average shares:
Basic	58,371	56,190
Diluted	58,371	56,190

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Net loss	$(5,093)	$(3,638)
Total other comprehensive income, net of tax	—	—
Total comprehensive loss	$(5,093)	$(3,638)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net loss	$(5,093)	$(3,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	365
Shares issued to third parties for services provided	28	—
Stock-based compensation	534	497
Write-down of inventories	3	17
Changes in operating assets and liabilities:
Accounts receivable	46	(132)
Inventories	(455)	1,586
Other assets	240	153
Trade payables	(414)	(876)
Accrued liabilities and deferred revenue	348	253
Other long-term liabilities	(6)	84
Net cash used in operating activities	(4,457)	(1,691)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,051)	(51)
Net cash used in investing activities	(1,051)	(51)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(75)	(47)
Proceeds from line of credit	1,000	—
Proceeds from issuance of common stock	10,000	—
Stock issuance costs	(1,200)	—
Taxes for net issuance of stock awards	(51)	(46)
Net cash provided by (used in) financing activities	9,674	(93)
Net increase (decrease) in cash and cash equivalents	4,166	(1,835)
Cash and cash equivalents at beginning of period	19,136	30,050
Cash and cash equivalents at end of period	$23,302	$28,215

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$414	$369
Purchase of equipment included in accounts payable	$385	$71

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers ("OEMs") to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and Internet-of-Things devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip ("SoC") semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2016. Operating results for the three months ended April 3, 2016 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2016 and for 2015 ended on Sunday, April 3, 2016 and March 29, 2015, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of April 3, 2016, the Company's principal sources of liquidity consisted of cash and cash equivalents of $23.3 million and $3.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. On September 25, 2015, the Company entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. On February 10, 2016, the Company entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify the covenants. See Note 5 for a description of the modified covenants. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 21, 2016, the Company issued 10.0 million shares of common stock at a price of $1.00 per share, $0.001 par value. The Company received net proceeds of approximately $8.8 million, after deducting underwriting commissions and other offering related expenses. The Company uses the net proceeds from the offering for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. The shares were offered pursuant to a shelf registration statement previously filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank and equity funding raised during March 2016 will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its EOSTM, ArcticLink®, and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories;

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures requirements. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

For the three months ended April 3, 2016, the Company generated 35% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the three months ended April 3, 2016, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2016. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC, on March 18, 2016.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment applies to inventory valued at first-in, first-out or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying Presentation of Debt Issuance Costs which amends the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods beginning after December 15, 2015, and must be applied retrospectively to each prior reporting period presented. The Company adopted this standard effective for the interim period ended April 3, 2016. Adoption of this standard had no significant impact on the financial statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). This ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, requires that an entity separately classify, present and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show such item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU 2015-01 is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company adopted this standard effective the interim period April 4, 2016. Adoption of this standard had no impact on the financial statements as there were no extraordinary or unusual items in this quarter.

Other new accounting pronouncements are disclosed on the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 18, 2016.

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

The following shares were not included in the calculation of diluted net loss per share for the three months ended April 3, 2016 and March 29, 2015: (i) 7.5 million and 7.1 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million as of April 3, 2016 and 4.2 million as of March 29, 2015 shares of common stock respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

	As of
	April 3, 2016	January 3, 2016
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-process	1,172	1,720
Finished goods	2,158	1,158
	$3,330	$2,878
Other current assets:
Prepaid expenses	$1,076	$1,184
Other	104	128
	$1,180	$1,312
Property and equipment:
Equipment	$15,145	$14,531
Software	3,133	3,114
Furniture and fixtures	130	131
Leasehold improvements	714	714
	19,122	18,490
Accumulated depreciation and amortization	(15,486)	(15,175)
	$3,636	$3,315

Accrued liabilities:
Employee related accruals	$1,575	$1,237
Other	253	245
	$1,828	$1,482

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	April 3, 2016	January 3, 2016
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$3,000	$2,000
Capital leases	414	489
	3,414	2,489
Current portion of debt and capital lease obligations	(283)	(281)
Long term portion of debt and capital lease obligations	$3,131	$2,208

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank (the "Bank"). The terms of the Loan Agreement include a $6.0 million revolving line of credit available through September 25, 2017, subject to increases at the Company's election of up to $12 million. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the first quarter ended April 3, 2016, the Company had $3.0 million of revolving debt outstanding with an interest rate of 3.44%.

On February 10, 2016, the Company entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement with the Bank to amend certain covenants contained in the Loan Agreement. As amended, the Company is required to maintain, beginning in the quarter ending March 31, 2016, (i) a tangible net worth of at least $12.0 million, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each month; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6.0 million; and (iii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 2.00 to 1.00, tested as of the last day of each month. Beginning with the second fiscal quarter of 2016, the tangible net worth requirement, is reduced as follows: For the quarter ending June 30, 2016, at least $10.0 million; for the quarter ending September 30, 2016, at least $8.0 million; for the quarter ending December 31, 2016, at least $6.0 million; for the quarter ending March 31, 2017, at least $4.0 million; for the quarter ending June 30, 2017, at least $8.0 million. Beginning with the third fiscal quarter of 2016, the Company is required to maintain a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.50 to 1.00 in the fiscal quarters ended September 30, 2016 and December 31, 2016 and of at least 1.25 to 1.00 in the fiscal quarters ended March 31, 2017 and June 30, 2017.

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Third Loan Agreement.

Capital Leases

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of April 3, 2016, $153,000 was outstanding under the capital lease, $86,000 of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of April 3, 2016, $125,000 was outstanding under the capital lease, of which $61,000 was classified as a current liability.

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

lease will be $174,000. As of April 3, 2016, $56,000 was outstanding under this capital lease, all of which was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.80% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of April 3, 2016, $80,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of April 3, 2016 and January 3, 2016, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	April 3, 2016				As of January 3, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$22,526	$812	$21,714	$—	$18,021	$2,137	$15,884	$—
Total assets	$22,526	$812	$21,714	$—	$18,021	$2,137	$15,884	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of April 3, 2016 and January 3, 2016.

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

In March 2016, the Company issued an aggregate of 10,000,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.00 per share. The Company received net proceeds from the offering of approximately $8.8 million, net of underwriter's commission and other offering expenses of $1.2 million.

As of April 3, 2016, 2.3 million warrants were outstanding. Approximately1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expired in May 2015. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants will expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

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

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of April 3, 2016, approximately 9.7 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of April 3, 2016, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

Note 9 — Stock-Based Compensation

The Company's equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The Company provides stock-based

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 3, 2016 and March 29, 2015 was as follows (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Cost of revenue	$38	$39
Research and development	291	191
Selling, general and administrative	233	267
Total costs and expenses	$562	$497

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended
	April 3, 2016	March 29, 2015
Expected term (years)	0	4.78
Risk-free interest rate	—%	1.40%
Expected volatility	—%	52.11%
Expected dividend yield	—	—

No stock options were granted in the first quarter of 2016. The weighted average estimated fair value for options granted during the first quarter of 2015 was $0.90 per option. As of April 3, 2016 and March 29, 2015, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.4 million and $2.9 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.12 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the three months ended April 3, 2016:

Shares Available for Grant
(in thousands)
Balance at January 03, 2016	2,929
Options forfeited or expired	209
RSUs granted	(260)
PRSUs granted	(52)
RSUs forfeited or expired	68
Balance at April 3, 2016	2,894

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first three months of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2016	5,266	$2.64
Forfeited or expired	(209)	$2.33
Balance outstanding at April 3, 2016	5,057	$2.66	4.29	$66
Exercisable at April 3, 2016	4,522	$2.63	3.83	$66
Vested and expected to vest at April 3, 2016	4,968	$2.65	4.21	$66

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.06 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first three months of 2016 and 2015 was $0 and $1,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2016 and 2015 was approximately $0 and $3,000 respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $114,000 for the three months ended April 3, 2016.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $304,000 and $74,000, respectively for the three months ended April 3, 2016. As of April 3, 2016, there was $1.7 million in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the three months ended April 3, 2016 and information regarding RSUs and PRSUs outstanding and expected to vest as of April 3, 2016 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2016	1,435	$2.30
Granted	312	1.26
Vested	(136)	1.26
Forfeited	(68)	—
Nonvested at April 3, 2016	1,543	$2.19

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarters of 2016 and 2015 was $0.38 and $0.92 per right, respectively.

As of April 3, 2016, 1.4 million shares remained available for issuance under the 2009 ESPP. For the three months ended April 3, 2016, the Company recorded stock-based compensation expense related to the 2009 ESPP of $70,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	April 3, 2016	March 29, 2015
Expected term (months)	6.00	5.96
Risk-free interest rate	0.31%	0.08%
Volatility	57.16%	49.57%
Dividend yield	—	—

As of April 3, 2016, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $32,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

Note 10 — Income Taxes

In the first quarters of 2016 and 2015, the Company recorded net income tax expense of $64,000 and $40,000, respectively. The income tax expense for the first quarters of 2016 and 2015 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

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

 The Company had approximately $36,000 of unrecognized tax benefits at April 3, 2016 and January 3, 2016, which if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three month period ended April 3, 2016, the Company accrued $1,000 of interest and penalties. As of April 3, 2016, the Company had approximately $18,000 of accrued interest and penalties related to uncertain tax positions.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Included in the balance of unrecognized tax benefits at April 3, 2016 is $9,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations for these items will expire in various jurisdictions within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of April 3, 2016, fiscal years 2011 onward remain open to examination by the U.S. taxing authorities and fiscal years 2007 onward remain open to examination in Canada. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenue by product line (1):
New products	$1,492	$4,144
Mature products	1,458	2,015
Total revenue	$2,950	$6,159
_________________

(1)                   For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenue by geography:
Asia Pacific (1)	$1,727	$3,808
North America (2)	819	1,842
Europe	404	509
Total revenue	$2,950	$6,159
___________

(1)     Asia Pacific includes revenue from South Korea of $1.1 million, or 37%, of total revenue and $2.4 million, or 39%, of total revenue for the quarters ended April 3, 2016 and March 29, 2015, respectively.
(2)     North America includes revenue from the United States of $802,000, or 27%, of total revenue and $1.8 million, or 29%, for the quarters ended April 3 2016 and March 29, 2015, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 3, 2016	March 29, 2015
Distributor "A"	28%	29%
Distributor "B"	*	*
Customer "B"	18%	16%
Customer "G"	35%	39%

*	Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 3, 2016	January 3, 2016
Distributor "A"	36%	24%
Distributor “B”	*	11%
Distributor “C”	13%	*
Distributor "G"	*	11%
Customer "G"	26%	20%
Customer "H"	*	11%

As of April 3, 2016, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of April 3, 2016, and January 3, 2016, the Company had $129,000 and $1.4 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of April 3, 2016, total outstanding purchase obligations were $1.5 million, of which $1.4 million are due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the first quarters of 2016 and 2015 was approximately $198,000 and $239,000, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of April 3, 2016, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2016 (Remaining 9 months)	$618
2017	790
2018	799
2019	165
2020	170
2021	85
$2,627

Contingencies

One of the Company's licensors contends that the Company owes back royalties on sales of the Company's ArcticLink III VX devices. Based on the terms and conditions of the Amended and Restated License Agreement between the parties, the Company does not believe it is liable for any royalty payments on these sales. The parties have agreed upon a mediator and have tentatively agreed upon mediation in June, 2016. As of April 3, 2016, the Company estimates the possible loss relating to this matter to be in the range of $25,000 and $250,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our solutions and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the break even revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers (8) industry and market trends, (9) our manufacturing and product development strategies and (10) our competitive position.

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 18, 2016. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We enable OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and Internet-of-Things devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. We are a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, and, secondarily, Field Programmable Gate Arrays, or FPGAs, sensor software algorithms, software drivers, associated design software and programming hardware. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

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
We also work with mobile processor manufacturers, sensor manufacturers, and/or sensor fusion and context awareness algorithm developers in the development of reference designs, Qualified Vendor Lists, or QVLs, or “Catalog” solutions. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor algorithm companies can expand the served available market for their respective products. Furthermore, should a solution development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers ("ODMs"), we can amortize our R&D investment over that set of OEMs or ODMs. We call this type of solution a Catalog solution and we are placing a greater emphasis on developing and marketing these solutions.

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

During the first quarter of 2016, we generated total revenue of $3.0 million. This represents a decrease of 19% from the prior quarter and a decrease of 52% over the first quarter of 2015. Our new product revenue was $1.5 million, down 28% sequentially and 64% year over year. The sequential and year over year decrease of new product revenue was primarily due to expected delay of shipments of our sensor processing solutions and decline in smart connectivity solutions and display bridge solutions. Connectivity solutions revenue decreased by $1.3 million and ArcticLink III revenue decreased by $1.4 million in the first quarter of 2016 as compared to the first quarter of 2015. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.
For the first quarter of 2016, revenue generated from Samsung accounted for 68% of our new product revenue and 35% of our total revenue compared to 63% and 36%, respectively, for the fourth quarter of 2015. During the first quarter of 2016, new products were shipped into the tablet, smartphone and mobile enterprise markets. Our mature product revenue was $1.5 million, a decrease of 7% sequentially and 28% year over year. We expect our mature product revenue to gradually decline over time. We devote substantially all of our development, sales and marketing efforts to our new sensor processing solution platforms, PSBs and CSSPs. Overall, we reported a net loss of $5.1 million for the first quarter of 2016 compared to a net loss of $3.6 million for the first quarter of 2015 primarily due to lower revenue level.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 3, 2016, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 3, 2016	March 29, 2015
Revenue	100%	100%
Cost of revenue	61%	53%
Gross profit	39%	47%
Operating expenses:
Research and development	117%	57%
Selling, general and administrative	91%	48%
Loss from operations	(169)%	(58)%

Interest expense	(1)%	—%
Interest income and other expense, net	—%	—%
Loss before income taxes	(170)%	(58)%
Provision for income taxes	2%	1%
Net loss	(172)%	(59)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended April 3, 2016 and March 29, 2015

Revenue

The table below sets forth the changes in revenue for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2016		March 29, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,492	51%	$4,144	67%	$(2,652)	(64)%
Mature products	1,458	49%	2,015	33%	(557)	(28)%
Total revenue	$2,950	100%	$6,159	100%	$(3,209)	(52)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $2.7 million decrease in new product revenue was primarily due to decreased shipments of smart connectivity products of $1.3 million and decreased shipment of ArcticLink III display bridge solutions of $1.4 million to Samsung and other customers. Revenue from Samsung in the first quarter of 2016 was $1.0 million compared to $2.4 million in the first quarter of 2015. Revenue from our other new products in the first quarter of 2016 was $474,000 compared to $1.7 million in the same period of 2015. The impact of lower sales prices on the revenue in the first quarter of 2016 was approximately $68,000, or 2% of total revenue, compared to the first quarter of 2015. The Company's revenue from Samsung accounted for 68% of new product revenue and 35% of total revenue in the first quarter of 2016. The $557,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will decline over time.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms and the development of additional new products and solution platforms.

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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2016		March 29, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,950	100%	$6,159	100%	$(3,209)	(52)%
Cost of revenue	1,794	61%	3,280	53%	(1,486)	(45)%
Gross Profit	$1,156	39%	$2,879	47%	$(1,723)	(60)%

The $1.7 million decrease in gross profit in absolute dollars and the 8% decrease in the gross margin as a percentage of revenue during the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to the decrease in revenue

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

from our high margin mature products and new products. See above revenue table for the details. The impact of lower sales prices on the gross profit in the first quarter of 2016 was approximately $68,000, or 2%, compared to the first quarter of 2015. The sale of previously reserved inventory was $29,000 and $63,000 in the first quarters of 2016 and 2015, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and develop new solutions and products, our product life cycle will be shorter and the risk of obsolescence will increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2016		March 29, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,447	117%	$3,477	57%	$(30)	(1)%
SG&A expense	2,693	91%	2,960	48%	(267)	(9)%
Total operating expenses	$6,140	208%	$6,437	105%	$(297)	(5)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $30,000 decrease in R&D expenses in the first quarter of 2016, as compared to the first quarter of 2015, was primarily attributable to a decrease in outside services relating to third party chip design costs of $362,000, partially offset by increase in IP purchases of $143,000 and engineering supplies costs of $180,000. We expect our R&D expenses to increase due to new sensor processing solution platforms development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $267,000 decrease in SG&A expenses in the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to lower salaries costs of $279,000 resulting from a restructuring plan implemented in the second quarter of fiscal 2015.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other expense, net, for the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3, 2016	March 29, 2015	Amount	Percentage
Interest expense	$(38)	$(14)	$(24)	171%
Interest income and other expense, net	(7)	(26)	19	(73)%
	$(45)	$(40)	$(5)	13%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The increase in interest expense of $24,000 in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to additional borrowing from our line of credit. The decrease of $19,000 in interest income and other expenses, net was primarily due to lower foreign exchange losses from the transactions of our foreign subsidiaries.

We conduct a portion of our research and development activities in India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in interest and other income (expense), net, as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Historically, impact of foreign exchange fluctuations on the profit or loss has been immaterial.

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3, 2016	March 29, 2015	Amount	Percentage
Provision for income taxes	$64	$40	$24	60%

The income tax provisions for the first quarters of 2016 and 2015 were primarily from our foreign operations, which are cost plus entities.

As of April 3, 2016, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of April 3, 2016, our principal sources of liquidity consisted of our cash and cash equivalents of $23.3 million and $3.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. Additionally, we have an accumulated deficit of approximately $226 million and experienced net losses in the past years and expect such losses to continue through at least current fiscal year ending January 1, 2017, as we continue to develop new products, applications and technologies.

On September 25, 2015, we entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at our election of up to $12.0 million and also modified some of the financial covenants. On February 10, 2016, we entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify certain financial covenants. See Note 5 to the Consolidated Financial Statements for the details.

On March 21, 2016, we issued 10.0 million shares of common stock at a price of $1.00 per share, $0.001 par value. We received net proceeds of approximately $8.8 million, after deducting underwriting commissions and other offering related expenses. We use the net proceeds from the offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. The shares were offered pursuant to a shelf registration statement previously filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. See Note 1 to the Consolidated Financial Statements.

Most of our cash and cash equivalents were invested in JP Morgan Prime money market funds rated AAAm/Aaa. As of April 3, 2016, our interest-bearing debt consisted of $414,000 outstanding under capital leases and $3.0 million outstanding under our revolving debt.

Cash balances held at our foreign subsidiaries were approximately $1.1 million and $1.2 million at April 3, 2016 and January 3, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	April 3, 2016	March 29, 2015
Net cash (used in) operating activities	$(4,457)	$(1,691)
Net cash (used in) investing activities	(1,051)	(51)
Net cash provided (used in) by financing activities	9,674	(93)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash from operating activities

Net cash used in operating activities was $4.5 million in the first three months of 2016. The cash used for operating activities was a result of the net loss of $5.1 million, and changes in operating assets and liabilities of $241,000, partially offset by $877,000 of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $562,000, depreciation and amortization of $312,000, and a write-down of inventory of $3,000. The cash used in operating assets and liabilities was mostly due to an increase in inventories of $455,000 to support forecasted shipments of ArcticLink III product and decrease of trade payable $414,000 due to timing of the payment cycle, partially offset by increased accrued liabilities of $348,000 due to two weeks salaries accrual compared to one week accrual in the prior quarter, decrease in other current assets of $240,000, primarily deferred charges resulted from the advance billings by vendors, and a decrease in trade receivable of $46,000 due to the timing of payments.

 Net cash used in operating activities was $1.7 million in the first three months of 2015. The cash used for operating activities was a result of the net loss of $3.6 million, partially offset by cash provided by changes in operating assets and liabilities of $1.1 million and $879,000 of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $497,000, depreciation and amortization of $365,000, and a write-down of inventory of $17,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $1.6 million as a result of sales of existing new product inventory and an increase in accrued liabilities and deferred revenue of $253,000, partially offset by a reduction in accounts payable of $876,000 due to the timing of payments.

Net cash from investing activities

Net cash used for investing activities in the first three months of 2016 was $1.1 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware and software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $250,000 during the remainder of fiscal year 2016.

Net cash used for investing activities in the first three months of 2015 was $51,000, which was primarily from cash used to acquire equipment and software used for the production and development of new products.

Net cash from financing activities

Net cash provided by financing activities was $9.7 million in the first three months of 2016, primarily derived from the net proceeds related to the issuance of 10.0 million common stock pursuant to a shelf registration statement previously filed with SEC, and proceeds from the line of credit of $1.0 million, partially offset by scheduled repayments of lease obligations of $75,000 and tax withholding payments of $51,000 under our stock plans.

Net cash used for financing activities was $93,000 for the first three months of 2015, primarily due to tax withholding payments under our stock plans of $46,000 and scheduled repayment of lease obligations of $47,000.

We currently use our cash to fund capital expenditures and operating losses. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility, and proceeds received from our sale of common stock in March 2016, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months.

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures requirements. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 3, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,627	$825	$1,423	$379
Wafer purchases (1)	129	129	—	—
Other purchase commitments	1,463	1,443	20	—
Total contractual cash obligations	4,219	2,397	1,443	379
Other commercial commitments (2):
Revolving line of credit	3,000	—	3,000	—
Capital lease obligations (3)	414	283	131	—
Total commercial commitments	3,414	283	3,131	—
Total contractual obligations and commercial commitments (4)	$7,633	$2,680	$4,574	$379
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $129,000 include firm purchase commitments as of April 3, 2016.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of April 3, 2016.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

(4)	Does not include unrecognized tax benefits of $36,000 as of April 3, 2016. See Note 10 to the Condensed Unaudited Consolidated Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and expected effects on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2016 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 14% and 16% of total operating expenses for the first three months of 2016 and 2015, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $84,000 in the first three months of 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 3, 2016, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 and 13 of the Condensed Unaudited Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Our 2015 Annual Report on Form 10-K for the year ended January 3, 2016, filed with the SEC on March 18, 2016, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A. Any information presented below updates and supplements, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K and in conjunction with any subsequent updates disclosed in our quarterly filings on Form 10-Q.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
10.1(1)	Underwriting Agreement dated March 16, 2016.
10.1(2)	Third Amendment to the Third Amended and Restated Loan Agreement between Silicon Valley Bank and QuickLogic Corporation dated February 10, 2016.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

(1)	Incorporated by reference to QuickLogic's current Report on Form 8-K (item 1.01) filed on March 21, 2016.
(2)    Incorporated by reference to QuickLogic's current Report on Form 8-K (item 1.01) filed on February 10, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	May 11, 2016	Suping (Sue) Cheung
Principal Accounting Officer and Corporate Controller (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)	Underwriting Agreement dated March 16, 2016.
10.1(2)	Third Amendment to the Third Amended and Restated Loan Agreement between Silicon Valley Bank and QuickLogic Corporation dated February 10, 2016.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	PAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and PAO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)    Incorporated by reference to QuickLogic's current Report on Form 8-K (item 1.01) filed on March 21, 2016.
(2)    Incorporated by reference to QuickLogic's current Report on Form 8-K (item 1.01) filed on February 10, 2016.