Form 10-Q
period 2016-07-03
QUICKLOGIC CORPORATION
filed 2016-08-10
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 5, 2016, the registrant had outstanding 67,783,682 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
July 3, 2016

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,970	$19,136
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,485	1,601
Inventories	2,318	2,878
Other current assets	983	1,312
Total current assets	23,756	24,927
Property and equipment, net	3,090	3,315
Other assets	307	219
TOTAL ASSETS	$27,153	$28,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$1,537	$4,032
Accrued liabilities	1,434	1,482
Current portion of capital lease obligations	142	281
Total current liabilities	3,113	5,795
Long-term liabilities:
Revolving line of credit	4,000	2,000
Capital lease obligations, less current portion	109	208
Other long-term liabilities	120	133
Total liabilities	7,342	8,136
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 67,768 and 56,904 shares issued and outstanding, respectively	68	57
Additional paid-in capital	251,166	241,024
Accumulated deficit	(231,423)	(220,756)
Total stockholders' equity	19,811	20,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,153	$28,461

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue	$2,717	$4,973	$5,667	$11,132
Cost of revenue	1,941	2,830	3,735	6,110
Gross profit	776	2,143	1,932	5,022
Operating expenses:
Research and development	3,683	3,493	7,130	6,970
Selling, general and administrative	2,591	2,690	5,284	5,650
Restructuring costs	—	169	—	169
Total operating expenses	6,274	6,352	12,414	12,789
Loss from operations	(5,498)	(4,209)	(10,482)	(7,767)
Interest expense	(34)	(15)	(72)	(29)
Interest income and other expense, net	(15)	(33)	(22)	(59)
Loss before income taxes	(5,547)	(4,257)	(10,576)	(7,855)
Provision for income taxes	27	21	91	61
Net loss	$(5,574)	$(4,278)	$(10,667)	$(7,916)
Net loss per share:
Basic	$(0.08)	$(0.08)	$(0.17)	$(0.14)
Diluted	$(0.08)	$(0.08)	$(0.17)	$(0.14)
Weighted average shares:
Basic	67,415	56,359	62,893	56,275
Diluted	67,415	56,359	62,893	56,275

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net loss	$(5,574)	$(4,278)	$(10,667)	$(7,916)
Total other comprehensive income, net of tax	—	—	—	—
Total comprehensive loss	$(5,574)	$(4,278)	$(10,667)	$(7,916)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net loss	$(10,667)	$(7,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	727
Shares issued to third parties for services provided	78	—
Stock-based compensation	923	988
Write-down of inventories	235	13
Write-off of equipment	312	—
Changes in operating assets and liabilities:
Accounts receivable	116	(45)
Inventories	325	1,938
Other assets	357	409
Trade payables	(1,816)	(533)
Accrued liabilities and deferred revenue	(43)	617
Other long-term liabilities	(13)	79
Net cash used in operating activities	(9,562)	(3,723)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,513)	(163)
Net cash used in investing activities	(1,513)	(163)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(238)	(158)
Proceeds from line of credit	2,000	—
Proceeds from issuance of common stock	10,344	409
Stock issuance costs	(1,197)	—
Net cash provided by financing activities	10,909	251
Net decrease in cash and cash equivalents	(166)	(3,635)
Cash and cash equivalents at beginning of period	19,136	30,050
Cash and cash equivalents at end of period	$18,970	$26,415

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$251	$258
Purchase of equipment included in accounts payable	$8	$36

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2016. Operating results for the six months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarters for 2016 and for 2015 ended on Sunday, July 3, 2016 and June 28, 2015, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of July 3, 2016, the Company's principal sources of liquidity consisted of cash and cash equivalents of $19.0 million and $2.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets including mask sets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable.

For the three and six months ended July 3, 2016, the Company generated 31% and 33% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the six months ended July 3, 2016, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2016. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC, on March 18, 2016.

New Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-12, Revenue from contracts with customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This update among other things: (1) clarify the object of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior period reporting is not required to disclose the effect of the accounting change for the period of adoption. This amendment is effective for public entities for annual reports beginning after December 15, 2017, including interim periods therein. For nonpublic entities one year later. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following shares were not included in the calculation of diluted net loss per share for the three and six months ended July 3, 2016 and June 28, 2015: (i) 7.3 million and 7.1 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million shares of common stock as of July 3, 2016 and June 28, 2015, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

	As of
	July 3, 2016	January 3, 2016
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-process	989	1,720
Finished goods	1,329	1,158
	$2,318	$2,878
Other current assets:
Prepaid expenses	$864	$1,184
Other	119	128
	$983	$1,312
Property and equipment:
Equipment	$14,189	$14,531
Software	3,162	3,114
Furniture and fixtures	129	131
Leasehold improvements	714	714
	18,194	18,490
Accumulated depreciation and amortization	(15,104)	(15,175)
	$3,090	$3,315

Accrued liabilities:
Employee related accruals	$1,134	$1,237
Other	300	245
	$1,434	$1,482

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Obligations

	As of
	July 3, 2016	January 3, 2016
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$4,000	$2,000
Capital leases	251	489
	4,251	2,489
Current portion of debt and capital lease obligations	(142)	(281)
Long term portion of debt and capital lease obligations	$4,109	$2,208

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank (the "Bank"). The terms of the Loan Agreement include a $6.0 million revolving line of credit available through September 25, 2017, subject to increases at the Company's election of up to $12 million. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the second quarter ended July 3, 2016, the Company had $4.0 million of revolving debt outstanding with an interest rate of 3.44%.

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

Capital Leases

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of July 3, 2016, $131,000 was outstanding under the capital lease, $86,000 of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of July 3, 2016, $64,000 was outstanding under the capital lease, all of which was classified as a long-term liability.

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

lease will be $174,000. As of July 3, 2016, $56,000 was outstanding under this capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 3, 2016 and January 3, 2016, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	July 3, 2016				January 3, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$18,249	$1,146	$17,103	$—	$18,021	$2,137	$15,884	$—
Total assets	$18,249	$1,146	$17,103	$—	$18,021	$2,137	$15,884	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of July 3, 2016 and January 3, 2016.

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

Issuance of Common Stock and Warrants

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and will expire on August 30, 2016.

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

As of July 3, 2016, 2.3 million warrants were outstanding. Approximately1.9 million warrants with a strike price of $2.15 were issued in conjunction with a November 2009 financing. These warrants expired in May 2015. Approximately 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants will expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

Note 8 — Employee Stock Plans

1999 Stock Plan

The 1999 Stock Plan, or 1999 Plan, provided for the issuance of incentive and non-qualified options, restricted stock units ("RSUs") and restricted stock. Equity awards granted under the 1999 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. In March 2009, the Board adopted the 2009 Stock Plan, which was approved by the Company's stockholders on April 22, 2009. Effective April 22, 2009, no further stock options may be granted under the 1999 Plan.

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of July 3, 2016, approximately 9.8 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of July 3, 2016, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended July 3, 2016 and June 28, 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of revenue	$47	$27	$85	$66
Research and development	175	212	466	403
Selling, general and administrative	217	252	450	519
Total costs and expenses	$439	$491	$1,001	$988

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Expected term (years)	0	0	0	4.78
Risk-free interest rate	—%	—%	—%	1.40%
Expected volatility	—%	—%	—%	52.11%
Expected dividend yield	—	—	—	—

No stock options were granted during the first six months of 2016 and second quarter of 2015. The weighted average estimated fair value for options granted during the six months of 2015 was $0.90 per option. As of July 3, 2016 and June 28, 2015, the fair value of unvested stock options, net of expected forfeitures, was approximately $2.0 million and $2.7 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.94 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the six months ended July 3, 2016:

Shares Available for Grant
(in thousands)
Balance at January 03, 2016	2,929
Options forfeited or expired	373
RSUs granted	(612)
PRSUs granted	(193)
RSUs forfeited or expired	159
PRSUs forfeited or expired	201
Balance at July 3, 2016	2,857

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first six months of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2016	5,266	$2.64
Forfeited or expired	(373)	$2.74
Balance outstanding at July 3, 2016	4,893	$2.63	3.82	$17
Exercisable at July 3, 2016	4,542	$2.62	3.50	$17
Vested and expected to vest at July 3, 2016	4,838	$2.63	3.77	$17

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.94 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2016 and 2015 was $0 and $81,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2016 and 2015 was approximately $0 and $114,000 respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $100,000 and $214,000 for the three months and six months ended July 3, 2016.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $235,000 and $14,000 for the three months and $539,000 and $88,000 for the six months ended July 3, 2016, respectively. As of July 3, 2016, there was $1.6 million in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the six months ended July 3, 2016 and information regarding RSUs and PRSUs outstanding and expected to vest as of July 3, 2016 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2016	1,435	$2.30
Granted	805	1.11
Vested	(442)	1.04
Forfeited	(360)	—
Nonvested at July 3, 2016	1,438	$2.08

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarters of 2016 and 2015 was $0.31 and $0.48 per right, respectively.

As of July 3, 2016, 917,000 shares remained available for issuance under the 2009 ESPP. For the three and six months ended July 3, 2016, the Company recorded stock-based compensation expense related to the 2009 ESPP of $90,000 and $160,000, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Expected term (months)	6.08	6.08	6.08	6.08
Risk-free interest rate	0.40%	0.08%	1.04%	0.08%
Volatility	54.31%	51.54%	61.06%	51.54%
Dividend yield	—	—	—	—

As of July 3, 2016, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $96,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10 — Income Taxes

In the second quarters of 2016 and 2015, the Company recorded net income tax expense of $27,000 and $21,000, respectively. For the six months ended July 3, 2016 and June 28, 2015, the Company recorded net income tax expense of $91,000 and $61,000, respectively. The income tax expense for the second quarters and the first six months of 2016 and 2015 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

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

As of July 3, 2016 and at January 3, 2016, the amount of unrecognized tax benefits that would affect the effective tax rate if recognized was approximated $36,000. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six month period ended July 3, 2016, the Company accrued $2,000 of interest and penalties. As of July 3, 2016, the Company had approximately $19,000 of accrued interest and penalties related to uncertain tax positions.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Included in the balance of unrecognized tax benefits at July 3, 2016 was $20,000 related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations for these items will expire in various jurisdictions within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of July 3, 2016, fiscal years 2011 onward remain open to examination by the U.S. taxing authorities and fiscal years 2007 onward remain open to examination in Canada. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue by product line (1):
New products	$1,197	$2,953	$2,689	$7,097
Mature products	1,520	2,020	2,978	4,035
Total revenue	$2,717	$4,973	$5,667	$11,132
_________________

(1)                       For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue by geography:
Asia Pacific (1)	$1,779	$3,482	$3,506	$7,290
North America (2)	638	1,087	1,457	2,929
Europe	300	404	704	913
Total revenue	$2,717	$4,973	$5,667	$11,132
___________

(1)     Asia Pacific includes revenue from South Korea of $875,000, or 32%, of total revenue and $2.1 million, or 42%, of total revenue for the quarters ended July 3, 2016 and June 28, 2015, respectively. For the six months ended July 3, 2016 and June 28, 2015, revenue from South Korea was $2.0 million, or 35%, of total revenue and $4.5 million or 40%, respectively.

(2)         North America includes revenue from the United States of $604,000, or 22%, of total revenue and $1.0 million, or 20%, for the quarters ended July 3 2016 and June 28, 2015, respectively. For the six months ended July 3, 2016 and June 28, 2015, revenue from United States was $1.4 million, or 25%, of total revenue and $2.8 million or 25%, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Distributor "A"	31%	24%	30%	27%
Customer "B"	17%	14%	18%	15%
Customer "G"	31%	41%	33%	40%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 3, 2016	January 3, 2016
Distributor "A"	44%	24%
Distributor “B”	*	11%
Distributor "G"	13%	11%
Customer "G"	20%	20%
Customer "H"	*	11%

*	Represents less than 10% of accounts receivable as of the date presented.

As of July 3, 2016, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of July 3, 2016, and January 3, 2016, the Company had $357,000 and $1.4 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of July 3, 2016, total outstanding purchase obligations were $1.2 million, all of which are due within the next twelve months.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the second quarters of 2016 and 2015 was approximately $206,000 and 238,000, respectively. Total rent expense for the six months of 2016 and 2015 was $404,000 and $477,000, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of July 3, 2016, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2016 (Remaining 6 months)	$424
2017	793
2018	798
2019	164
2020	169
2021	84
$2,432

Contingencies

One of the Company's licensors contends that the Company owes back royalties on sales of the Company's ArcticLink III VX devices. After mediation in June 2016, the parties agreed upon a settlement of $40,000 to be paid by the Company and are finalizing the terms for such settlement. The Company accrued for this liability in the quarter ended July 3, 2016.

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

Note 14 - Subsequent Event

In July 2016, the Company implemented strategic re-alignment measures that resulted in a reduction of eight employees. The Company expects to incur a one-time severance charge of approximately $170,000 in the third quarter of 2016 associated with this reduction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our solutions and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the break even revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends, (9) our manufacturing and product development strategies and (10) our competitive position.

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 18, 2016. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

During the second quarter of 2016, we generated total revenue of $2.7 million. This represents a decrease of 8% from the prior quarter and a decrease of 45% from the second quarter of 2015. Our new product revenue was $1.2 million, down 20% from the prior quarter and 59% from the second quarter of 2015. The sequential and year over year decrease of new product revenue was primarily due to decline in smart connectivity solutions and display bridge solutions. Connectivity solutions revenue decreased by $620,000 and display bridge revenue decreased by $1.2 million in the second quarter of 2016 as compared to the second quarter of 2015. Sequentially, revenue from smart connectivity solutions declined by $137,000 and display bridge solutions revenue declined by $123,000. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.
For the second quarter of 2016, revenue generated from Samsung accounted for 71% of our new product revenue and 31% of our total revenue compared to 68% and 35%, respectively, for the first quarter of 2016. During the second quarter of 2016, we shipped new products into the tablet, smartphone and mobile enterprise markets. Our mature product revenue was $1.5 million, an increase of 4% from the prior quarter and a decrease of 25% from the second quarter of 2015. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms, derivative products based on software-driven features, and the development of additional new products and solution platforms. Overall, we reported a net loss of $5.6 million for the second quarter of 2016 compared to a net loss of $4.3 million for the second quarter of 2015.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the six months ended July 3, 2016, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	71%	57%	66%	55%
Gross profit	29%	43%	34%	45%
Operating expenses:
Research and development	136%	70%	126%	63%
Selling, general and administrative	95%	54%	93%	51%
Restructuring Costs	—%	3%	—%	2%
Loss from operations	(202)%	(85)%	(185)%	(70)%

Interest expense	(1)%	—%	(1)%	—%
Interest income and other expense, net	(1)%	(1)%	—%	(1)%
Loss before income taxes	(204)%	(86)%	(187)%	(71)%
Provision for income taxes	1%	—%	2%	—%
Net loss	(205)%	(86)%	(188)%	(71)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended July 3, 2016 and June 28, 2015

Revenue

The table below sets forth the changes in revenue for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,197	44%	$2,953	59%	$(1,756)	(59)%
Mature products	1,520	56%	2,020	41%	(500)	(25)%
Total revenue	$2,717	100%	$4,973	100%	$(2,256)	(45)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $1.8 million decrease in new product revenue was primarily due to decreased shipments of smart connectivity products of $620,000 and decreased shipment of ArcticLink III display bridge solutions of $1.2 million to Samsung and other customers. Revenue from Samsung in the second quarter of 2016 was $855,000 compared to $2.0 million in the second quarter of 2015. Revenue from our other new products in the second quarter of 2016 was $264,000 compared to $865,000 in the same period of 2015. The impact of lower sales prices on the revenue in the second quarter of 2016 was approximately $35,000, or 1% of total revenue, compared to the second quarter of 2015. The Company's revenue from Samsung accounted for 71% of new product revenue and 31% of total revenue in the second quarter of 2016. The $500,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will decline over time.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms, derivative products based on software-driven features, and the development of additional new products and solution platforms.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing solutions incorporating our and/or third parties' intellectual property, as well as industry standard interfaces. Our industry is characterized by price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 3, 2016 as compared to the three months ended June 28, 2015 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,717	100%	$4,973	100%	$(2,256)	(45)%
Cost of revenue	1,941	71%	2,830	57%	(889)	(31)%
Gross Profit	$776	29%	$2,143	43%	$(1,367)	(14)%

The $1.4 million decrease in gross profit in absolute dollars and the 14% decrease in the gross margin as a percentage of revenue during the second quarter of 2016, as compared to the second quarter of 2015, was primarily due to an increase in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

the inventory reserve of $232,000 and an increase in unabsorbed overhead due to the decrease in revenue from our high margin mature and new products. The impact of lower sales prices on the gross profit in the second quarter of 2016 was approximately $35,000, or 1%, compared to the second quarter of 2015. The sale of previously reserved inventory was $28,000 and $57,000 in the second quarters of 2016 and 2015, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,683	136%	$3,493	70%	$190	5%
SG&A expense	2,591	95%	2,690	54%	(99)	(4)%
Restructuring charges	—	—%	169	3%	(169)	100%
Total operating expenses	$6,274	231%	$6,352	127%	$(78)	(1)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $190,000 increase in R&D expenses in the second quarter of 2016, as compared to the second quarter of 2015, was primarily attributable to a write off of $312,000 for our first generation sensor hub mask set, partially offset by a decrease of headcount related expenses of $76,000, IP related purchases of $54,000 and stock based compensation of $29,000.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $99,000 decrease in SG&A expenses in the second quarter of 2016, as compared to the second quarter of 2015, was primarily due to lower compensation costs of $233,000 resulting from a restructuring plan implemented in the second quarter of fiscal 2015 and lower equipment and supplies costs of $48,000, partially offset by higher outside services costs of $122,000, which were primarily advisory services, professional employer organization service, human resource related services and other compliance services.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and net interest income and other expense, for the three months ended July 3, 2016 as compared to the three months ended June 28, 2015 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended		Change
	July 3, 2016	June 28, 2015	Amount	Percentage
Interest expense	$(34)	$(15)	$19	(127)%
Interest income and other expense, net	(15)	(33)	(18)	55%
	$(49)	$(48)	$1	(2)%

The increase in interest expense of $19,000 in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to additional borrowings from our line of credit. The line of credit balance for the second quarter of 2016 was $4.0 million compared to $1.0 million for the same period of 2015. The decrease of $18,000 in net interest income and other expenses was primarily due to lower foreign exchange losses from the transactions of our foreign subsidiaries.

We conduct a portion of our research and development activities in India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in net interest and other income (expense), as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Historically, impact of foreign exchange fluctuations on the profit or loss has been immaterial.

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the three months ended July 3, 2016 as compared to the three months ended June 28, 2015 (in thousands, except percentage data):

	Three Months Ended		Change
	July 3, 2016	June 28, 2015	Amount	Percentage
Provision for income taxes	$27	$21	$6	29%

The income tax provisions for the second quarter of 2016 and 2015 were primarily attributable to our foreign operations, which operate on cost plus basis.

As of July 3, 2016, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Subsequent Event

In July 2016, the Company implemented strategic re-alignment measures that resulted in a reduction of eight employees. The Company expects to incur a one-time severance charge of approximately $170,000 in the third quarter of 2016 associated with this reduction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended July 3, 2016 and June 28, 2015

Revenue

The table below sets forth the changes in revenue for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,689	47%	$7,097	64%	$(4,408)	(62)%
Mature products	2,978	53%	4,035	36%	(1,057)	(26)%
Total revenue	$5,667	100%	$11,132	100%	$(5,465)	(49)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $4.4 million decrease in new product revenue was primarily due to decreased shipments of smart connectivity products of $1.9 million, primarily Eclipse II, QuickPCI II and PolarPro and decreased shipment of ArcticLink III display bridge solutions of $2.5 million to Samsung and other customers. Revenue from Samsung in the first six months of 2016 was $1.9 million compared to $4.4 million in the first six months of 2015. The impact of lower sales prices on the revenue in the first six months of 2016 was approximately $78,000 or 1.4% of total revenue, compared to the first six months of 2015. The Company's revenue from Samsung accounted for 70% of new product revenue and 33% of total revenue for the six months of 2016 compared to 63% and 40% for the first six months of 2015. The $1.1 million decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our new product revenue from display bridge solutions in tablets will decline over time and our mature product revenue will continue to fluctuate.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, especially revenue from our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms, derivative products based on software-driven features, and the development of additional new products and solution platforms.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing solutions incorporating our and/or third parties' intellectual property, as well as industry standard interfaces. Our industry is characterized by price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 3, 2016 as compared to the six months ended June 28, 2015 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,667	100%	$11,132	100%	$(5,465)	(49)%
Cost of revenue	3,735	66%	6,110	55%	(2,375)	(39)%
Gross Profit	$1,932	34%	$5,022	45%	$(3,090)	(11)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The $3.1 million decrease in gross profit in absolute dollars and the 11% decrease in the gross margin as a percentage of revenue during the six months ended July 3, 2016, as compared to the six months ended June 28, 2015, was primarily due to an increase in the inventory reserve of $235,000 and an increase in unabsorbed overhead due to a decrease in revenue. See above revenue table for further details. The impact of lower sales prices on the gross profit in the first six months of 2016 was approximately $78,000, or 1.4% compared to the first six months of 2015. The sale of previously reserved inventory was $57,000 and $121,000 in the first six months of 2016 and 2015, respectively.

Historically, our semiconductor products have had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and develop new solutions and products, our product life cycle will be shorter and the risk of obsolescence will increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2016		June 28, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$7,130	126%	$6,970	63%	$160	2%
SG&A expense	5,284	93%	5,650	51%	(366)	(6)%
Restructuring charges	—	—%	169	2%	(169)	100%
Total operating expenses	$12,414	219%	$12,789	116%	$(375)	(3)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $160,000 increase in R&D expenses in the first six months of 2016, as compared to the first six months of 2015, was primarily attributable to an increase in equipment and supplies expenses related to a write off of prototype mask set for our first generation sensor hub with a net book value of $312,000, an increase in IP purchases cost of $89,000 and an increase in depreciation expense of $55,000, partially offset by a decrease in outside services relating to third party chip design costs of $301,000.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $366,000 decrease in SG&A expenses in the first six months of 2016, as compared to the first six months of 2015, was primarily due to lower compensation costs of $511,000 resulting from a restructuring plan implemented in the second quarter of fiscal 2015, partially offset by higher outside services expenses of $109,000 and higher traveling expenses of $40,000.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in net interest expense and interest income and other expense, for the six months ended July 3, 2016 as compared to the six months ended June 28, 2015 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Six Months Ended		Change
	July 3, 2016	June 28, 2015	Amount	Percentage
Interest expense	$(72)	$(29)	$(43)	148%
Interest income and other expense, net	(22)	(59)	37	(63)%
	$(94)	$(88)	$(6)	7%

The increase in interest expense of $43,000 in the first six months of 2016 compared to the first six months of 2015 was primarily due to additional borrowing from our line of credit. The decrease of $37,000 in net interest income and other expenses was primarily due to lower foreign exchange losses from the transactions of our foreign subsidiaries.

We conduct a portion of our research and development activities in India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses are included in net interest and other income (expense), as they occur. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Historically, impact of foreign exchange fluctuations on the profit or loss has been immaterial.

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the six months ended July 3, 2016 as compared to the six months ended June 28, 2015 (in thousands, except percentage data):

	Six Months Ended		Change
	July 3, 2016	June 28, 2015	Amount	Percentage
Provision for income taxes	$91	$61	$30	49%

The income tax provisions for the first six months of 2016 and 2015 were primarily attributable to our foreign operations, which operate on a cost plus basis.

As of July 3, 2016, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of July 3, 2016, our principal sources of liquidity consisted of our cash and cash equivalents of $19.0 million and $2.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 25, 2017. Additionally, we have an accumulated deficit of approximately $231 million and experienced net losses in the past years and expect such losses to continue through at least the current fiscal year ending January 1, 2017, as we continue to develop new products, applications and technologies.

On September 25, 2015, we entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at our election of up to $12.0 million and also modified some of the financial covenants. On February 10, 2016, we entered into a Third Amendment to Third Amended and Restated Loan and Security Agreement to further modify certain financial covenants. See Note 5 to the Consolidated Financial Statements for more details on these agreements.

On March 21, 2016, we issued 10.0 million shares of common stock at a price of $1.00 per share. We received net proceeds of approximately $8.8 million, after deducting underwriting commissions and other offering related expenses. We have used and plan to continue to use the net proceeds from the offering for working capital and other general corporate

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. The shares were offered pursuant to a shelf registration statement filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. See Note 1 to the Consolidated Financial Statements for more details on this offering.

As of July 3, 2016, most of our cash and cash equivalents were invested in JP Morgan Prime money market funds rated AAAm/Aaa. As of July 3, 2016, our interest-bearing debt consisted of $251,000 outstanding under capital leases and $4.0 million outstanding under our revolving debt.

Cash balances held at our foreign subsidiaries were approximately $828,000 and $1.2 million at July 3, 2016 and January 3, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	July 3, 2016	June 28, 2015
Net cash (used in) operating activities	$(9,562)	$(3,723)
Net cash (used in) investing activities	(1,513)	(163)
Net cash provided by financing activities	10,909	251

Net cash used in operating activities

Net cash used in operating activities was $9.6 million in the first six months of 2016. The cash used in operating activities was a result of the net loss of $10.7 million, and changes in operating assets and liabilities of $1.1 million, partially offset by $2.2 of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.0, depreciation and amortization of $631,000, and a write-down of inventory of $235,000. The cash used in operating assets and liabilities was mostly due to a decrease of trade payable of $1.8 million due to timing of the payment cycle, partially offset by a decrease in other current assets of $357,000, a decrease in inventory of $325,000 as a result of sales of existing new inventory, and a decrease in trade receivable of $116,000 due to the timing of payments.

 Net cash used in operating activities was $3.7 million in the first six months of 2015. The cash used in operating activities was a result of the net loss of $7.9 million, partially offset by cash provided by changes in operating assets and liabilities of $2.5 million and $1.7 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $988,000, depreciation and amortization of $727,000, and a write-down of inventory of $13,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $1.9 million as a result of sales of existing new product inventory and an increase in accrued liabilities and deferred revenue of $617,000, partially offset by a reduction in accounts payable of $533,000 due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities in the first six months of 2016 was $1.5 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware and software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $150,000 during the remainder of 2016 fiscal year.

Net cash used in investing activities in the first six months of 2015 was $163,000, which was primarily due to cash used to acquire equipment and software for the production and development of new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash provided by financing activities

Net cash provided by financing activities was $10.9 million in the first six months of 2016, which was primarily derived from the net proceeds of $8.8 million related to the issuance of 10.0 million shares of common stock pursuant to a shelf registration statement filed with SEC, proceeds of $343,000 from the issuance of common stock under our equity plans and proceeds of $2.0 million from our line of credit, partially offset by scheduled repayments of $238,000 for lease obligations.

Net cash provided by financing activities was $251,000 in the first six months of 2015, which was primarily related to proceeds of $409,000 for the issuance of common stock to employees under our equity plans, partially offset by scheduled repayments of $158,000 for lease obligations.

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

The Company also believes that it will have sufficient capital to satisfy its operations and capital expenditures requirements in the long term through the sales generated from its new product offerings, existing cash and cash equivalents, financial resources from its revolving line of credit with Silicon Valley Bank and additional capital it can raise in the public capital markets. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have material adverse effects on the Company’s operations and financial condition, which could further effect its ability to comply with financial covenants in the credit facility with Silicon Valley Bank.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 3, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,432	$633	$1,422	$377
Wafer purchases (1)	357	357	—	—
Other purchase commitments	1,186	1,169	17	—
Total contractual cash obligations	3,975	2,159	1,439	377
Other commercial commitments (2):
Revolving line of credit	4,000	—	4,000	—
Capital lease obligations (3)	251	142	109	—
Total commercial commitments	4,251	142	4,109	—
Total contractual obligations and commercial commitments (4)	$8,226	$2,301	$5,548	$377
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $357,000 include firm purchase commitments as of July 3, 2016.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of July 3, 2016.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

(4)
Total contractual obligations and commercial commitments do not include unrecognized tax benefits of $36,000 as of July 3, 2016. See Note 10 to the Condensed Unaudited Consolidated Financial Statements for more information.

Concentration of Suppliers

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming and testing, and for the supply of programming equipment. These services are typically provided by one supplier for each of our devices. We generally purchase these single or limited source services through standard purchase orders. Because we rely on independent subcontractors to perform these services, we cannot directly control product delivery schedules, costs or quality levels. Our future success also depends on the financial viability of our independent subcontractors. The decision not to provide these services to us or the inability to supply these services to us, such as in the case of a natural or financial disaster, would have a significant impact on our business. In addition, these subcontracted manufacturers produce products for other companies and we must place orders up to several months in advance of expected delivery. Increased demand from other companies could result in these subcontract manufacturers allocating available capacity to customers that are larger or have long-term supply contracts in place and we may be unable to obtain adequate foundry and other capacity at acceptable prices, or we may experience delays or interruption in supply. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventories of a particular product. Additionally, volatility of economic, market, social and political conditions in countries where these suppliers operate may be unpredictable and could result in a reduction in product revenue or increase our cost of revenue and could adversely affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2016 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 15% and 16% of total operating expenses for the first six months of 2016 and 2015, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $188,000 in the first six months of 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of July 3, 2016, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
10.1	Resignation Agreement by and between the Company and Andrew J. Pease, dated July 9, 2016
10.2	Contractor Agreement by and between the Company and Andrew J. Pease, dated July 6, 2016
31.1	Certification of Brian C. Faith Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Principal Accounting Officer and Corporate Controller, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	August 10, 2016	Suping (Sue) Cheung
Principal Accounting Officer and Corporate Controller (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Resignation Agreement by and between the Company and Andrew J. Pease, dated July 9, 2016
10.2	Contractor Agreement by and between the Company and Andrew J. Pease, dated July 6, 2016
31.1	Certification of Brian C. Faith Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________