Form 10-Q
period 2016-10-02
QUICKLOGIC CORPORATION
filed 2016-11-10
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of November 4, 2016, the registrant had outstanding 67,791,302 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
October 2, 2016

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,761	$19,136
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,022	1,601
Inventories	1,443	2,878
Other current assets	1,081	1,312
Total current assets	21,307	24,927
Property and equipment, net	3,073	3,315
Other assets	247	219
TOTAL ASSETS	$24,627	$28,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$5,000	$—
Trade payables	1,624	4,032
Accrued liabilities	2,075	1,482
Current portion of capital lease obligations	208	281
Total current liabilities	8,907	5,795
Long-term liabilities:
Revolving line of credit	—	2,000
Capital lease obligations, less current portion	22	208
Other long-term liabilities	57	133
Total liabilities	8,986	8,136
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 67,789 and 56,904 shares issued and outstanding, respectively	68	57
Additional paid-in capital	251,619	241,024
Accumulated deficit	(236,046)	(220,756)
Total stockholders' equity	15,641	20,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,627	$28,461

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue	$2,809	$4,194	$8,476	$15,326
Cost of revenue	1,918	2,952	5,653	9,062
Gross profit	891	1,242	2,823	6,264
Operating expenses:
Research and development	2,755	3,684	9,885	10,654
Selling, general and administrative	2,704	2,508	7,988	8,158
Restructuring costs	—	77	—	246
Total operating expenses	5,459	6,269	17,873	19,058
Loss from operations	(4,568)	(5,027)	(15,050)	(12,794)
Interest expense	(37)	(35)	(109)	(64)
Interest income and other expense, net	(41)	(39)	(63)	(98)
Loss before income taxes	(4,646)	(5,101)	(15,222)	(12,956)
(Benefit from) provision for income taxes	(23)	(15)	68	46
Net loss	$(4,623)	$(5,086)	$(15,290)	$(13,002)
Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.24)	$(0.23)
Diluted	$(0.07)	$(0.09)	$(0.24)	$(0.23)
Weighted average shares:
Basic	67,781	56,588	64,522	56,379
Diluted	67,781	56,588	64,522	56,379

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net loss	$(4,623)	$(5,086)	$(15,290)	$(13,002)
Total other comprehensive income, net of tax	—	—	—	—
Total comprehensive loss	$(4,623)	$(5,086)	$(15,290)	$(13,002)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net loss	$(15,290)	$(13,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	972	1,075
Stock-based compensation	1,458	1,496
Write-down of inventories	236	14
Write-off of equipment	351	8
Changes in operating assets and liabilities:
Accounts receivable	579	(81)
Inventories	1,199	2,566
Other assets	408	421
Trade payables	(2,132)	397
Accrued liabilities and deferred revenue	601	547
Other long-term liabilities	(76)	51
Net cash used in operating activities	(11,694)	(6,508)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,562)	(237)
Net cash used in investing activities	(1,562)	(237)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(259)	(258)
Proceeds from line of credit	3,000	—
Proceeds from issuance of common stock	10,337	394
Stock issuance costs	(1,197)	—
Net cash provided by financing activities	11,881	136
Net decrease in cash and cash equivalents	(1,375)	(6,609)
Cash and cash equivalents at beginning of period	19,136	30,050
Cash and cash equivalents at end of period	$17,761	$23,441

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$230	$349
Purchase of equipment included in accounts payable	$323	$125

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers ("OEMs") to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and Internet-of-Things ("IoT") devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip ("SoC") semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2016. Operating results for the nine months ended October 2, 2016 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2016 and for 2015 ended on Sunday, October 2, 2016 and September 27, 2015, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of October 2, 2016, the Company's principal sources of liquidity consisted of cash and cash equivalents of $17.8 million and $1.0 million in available credit under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017.

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

For the three and nine months ended October 2, 2016, the Company generated 39% and 35% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the nine months ended October 2, 2016, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 3, 2016. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC, on March 18, 2016.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from contracts with customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This update among other things: (1) clarify the object of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior period reporting is not required to disclose the effect of the accounting change for the period of adoption. This amendment is effective for public entities for annual reports beginning after December 15, 2017, including interim periods therein. For nonpublic entities one year later. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

The following shares were not included in the calculation of diluted net loss per share for the three and nine months ended October 2, 2016 and September 27, 2015: (i) 7.8 million and 6.8 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million shares of common stock as of October 2, 2016 and September 27, 2015, respectively. These shares were not included as they were considered antidilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following provides details relating to certain balance sheet accounts as of October 2, 2016, and January 3, 2016:

	As of
	October 2, 2016	January 3, 2016
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-process	997	1,720
Finished goods	446	1,158
	$1,443	$2,878
Other current assets:
Prepaid expenses	$916	$1,184
Other	165	128
	$1,081	$1,312
Property and equipment:
Equipment	$11,488	$14,531
Software	2,612	3,114
Furniture and fixtures	41	131
Leasehold improvements	708	714
	14,849	18,490
Accumulated depreciation and amortization	(11,776)	(15,175)
	$3,073	$3,315

Accrued liabilities:
Employee related accruals	$1,749	$1,237
Other	326	245
	$2,075	$1,482

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Financing Obligations

The following provides details relating to the Company’s financing obligations as of October 2, 2016 and January 3, 2016:

	As of
	October 2, 2016	January 3, 2016
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$5,000	$2,000
Capital leases	230	489
	5,230	2,489
Current portion of debt and capital lease obligations	(5,208)	(281)
Long term portion of debt and capital lease obligations	$22	$2,208

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank (the "Bank"). The terms of the Loan Agreement include a $6.0 million revolving line of credit available through September 25, 2017, subject to increases at the Company's election of up to $12 million. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the third quarter ended October 2, 2016, the Company had $5.0 million of revolving debt outstanding with an interest rate of 3.63%.

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

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

Capital Leases

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of October 2, 2016, $109,000 was outstanding under the capital lease, $87,000 of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of October 2, 2016, $64,000 was outstanding under the capital lease, all of which was classified as a current liability.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of October 2, 2016, $56,000 was outstanding under this capital lease, all of which was classified as a current liability.

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

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of October 2, 2016 and January 3, 2016, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	October 2, 2016				January 3, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$17,576	$1,335	$16,241	$—	$18,021	$2,137	$15,884	$—
Total assets	$17,576	$1,335	$16,241	$—	$18,021	$2,137	$15,884	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of October 2, 2016 and January 3, 2016.

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

As of October 2, 2016, 2.3 million warrants were outstanding. The 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants will expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of October 2, 2016, approximately 9.8 million shares were reserved for issuance under the 2009 Plan. Equity awards that are cancelled, forfeited or repurchased under the 1999 Plan become available for grant under the 2009 Plan, up to a maximum of an additional 10 million shares. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of October 2, 2016, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended October 2, 2016 and September 27, 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Cost of revenue	$34	$29	$119	$95
Research and development	137	210	603	613
Selling, general and administrative	286	240	736	759
Restructuring charges *	—	29	—	29
Total costs and expenses	$457	$508	$1,458	$1,496

 No stock-based compensation was capitalized during any period presented above.
* Stock-based compensation related to restructuring plan was initiated during the second quarter of 2015.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Expected term (years)	7.12	4.78	7.12	4.78
Risk-free interest rate	1.40%	1.40%	1.40%	1.40%
Expected volatility	52.40%	52.11%	52.40%	52.11%
Expected dividend yield	—	—	—	—

The weighted average estimated fair value for options granted during the three months ended October 2, 2016 was $0.46. No stock options were granted in the third quarter of 2015. The weighted average estimated fair value for options granted during the nine months of 2016 and 2015 were $0.46 and $0.90 per option, respectively. As of October 2, 2016 and September 27, 2015, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.9 million and $2.3 million, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.33 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the nine months ended October 2, 2016:

Shares Available for Grant
(in thousands)
Balance at January 03, 2016	2,929
Options granted	(842)
Options forfeited or expired	546
RSUs granted	(934)
PRSUs granted	(193)
RSUs forfeited or expired	554
PRSUs forfeited or expired	204
Balance at October 2, 2016	2,264

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 1999 Plan and the 2009 Plan, and the related weighted average exercise price, for the first nine months of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2016	5,266	$2.64
Granted	842	$0.86
Forfeited or expired	(546)	$2.79
Balance outstanding at October 2, 2016	5,562	$2.36	4.11	$—
Exercisable at October 2, 2016	4,494	$2.62	2.82	$—
Vested and expected to vest at October 2, 2016	5,263	$2.43	3.79	$—

No stock options were exercised during the three and nine months ended October 2, 2016.

The total intrinsic value of options exercised during the first nine months of 2016 and 2015 was $0 and $83,000, respectively. Total cash received from employees as a result of employee stock option exercises during the first nine months of 2016 and 2015 was approximately $0 and $117,000 respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $189,000 and $403,000 for the three months and nine months ended October 2, 2016.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $154,000 and $49,000 for the three months and $693,000 and $137,000 for the nine months ended October 2, 2016, respectively. As of October 2, 2016, there was $1.3 million in unrecognized compensation expense related to RSUs and PRSUs.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the nine months ended October 2, 2016 and information regarding RSUs and PRSUs outstanding and expected to vest as of October 2, 2016 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2016	1,435	$2.30
Granted	1,127	1.05
Vested	(475)	1.02
Forfeited	(758)	—
Nonvested at October 2, 2016	1,329	$1.92

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarters of 2016 and 2015 was $0.31 and $0.48 per right, respectively.

As of October 2, 2016, 917,000 shares remained available for issuance under the 2009 ESPP. For the three and nine months ended October 2, 2016, the Company recorded stock-based compensation expense related to the 2009 ESPP of $65,000 and $225,000, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Expected term (months)	6.08	6.08	6.08	6.08
Risk-free interest rate	0.40%	0.08%	0.40%	0.08%
Volatility	54.31%	51.54%	54.31%	51.54%
Dividend yield	—	—	—	—

As of October 2, 2016, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $31,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the third quarters of 2016 and 2015, the Company recorded a net income tax benefit of $23,000 and $15,000, respectively. For the nine months ended October 2, 2016 and September 27, 2015, the Company recorded net income tax expense of $68,000 and $46,000, respectively. The income tax benefits for the third quarters of 2016 and 2015 include the net effect of the following: (i) income taxes from the Company's foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period.

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

The Company had approximately $0 and $36,000 unrecognized tax benefits at October 2, 2016 and January 3, 2016, respectively, which, if recognized, would affect the Company's effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine month period ended October 2, 2016, the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company accrued $0 of interest and penalties. As of October 2, 2016, the Company had $0 of accrued interest and penalties related to uncertain tax positions.

There is no balance of unrecognized tax benefit at October 2, 2016 that is related to tax positions, interest, and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of October 2, 2016, fiscal years 2012 onward remain open to examination by the U.S. taxing authorities. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue by product line (1):
New products	$1,339	$2,855	$4,028	$9,952
Mature products	1,470	1,339	4,448	5,374
Total revenue	$2,809	$4,194	$8,476	$15,326
_________________

(1)                       For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue by geography:
Asia Pacific (1)	$1,726	$3,044	$5,232	$10,334
North America (2)	682	690	2,139	3,619
Europe	401	460	1,105	1,373
Total revenue	$2,809	$4,194	$8,476	$15,326
___________

(1)     Asia Pacific includes revenue from South Korea of $1.0 million, or 36%, of total revenue and $2.4 million, or 58%, of total revenue for the quarters ended October 2, 2016 and September 27, 2015, respectively. For the nine months ended October 2, 2016 and September 27, 2015, revenue from South Korea was $3.0 million, or 35%, of total revenue and $6.9 million or 45%, respectively.

(2)        North America includes revenue from the United States of $675,000, or 24%, of total revenue and $665,000 or 16%, for the quarters ended October 2 2016 and September 27, 2015, respectively. For the nine months ended October 2, 2016 and September 27, 2015, revenue from the United States was $2.1 million, or 25%, of total revenue and $3.5 million or 23%, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Distributor "A"	20%	15%	26%	24%
Customer "B"	12%	10%	16%	14%
Customer "G"	39%	57%	35%	44%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 2, 2016	January 3, 2016
Distributor "A"	35%	24%
Distributor “B”	*	11%
Distributor "G"	*	11%
Customer "G"	44%	20%
Customer "H"	*	11%

*	Represents less than 10% of accounts receivable as of the date presented.

As of October 2, 2016, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of October 2, 2016, and January 3, 2016, the Company had $2.7 million and $1.4 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of October 2, 2016, total outstanding purchase obligations were $1.1 million, all of which are due within the next twelve months, except for $2,000 relating to capital lease maintenance commitment.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the third quarters of 2016 and 2015 was approximately $219,000 and $201,000, respectively. Total rent expense for the nine months of 2016 and 2015 was $623,000 and $678,000, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of October 2, 2016, future minimum lease commitments under the Company's operating leases, excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2016 (Remaining 3 months)	$213
2017	797
2018	799
2019	165
2020	170
2021	84
$2,228

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

Overview

We enable OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and IoT devices. We deliver these benefits through industry leading ultra-low power customer programmable SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. We are a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, and, secondarily, Field Programmable Gate Arrays, or FPGAs, sensor software algorithms, software drivers, associated design software and programming hardware. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

Our customer-specific solutions include a unique combination of our silicon platforms, proven system blocks, or PSBs, custom logic, sensor software algorithms, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our PSBs range from intellectual property, or IP, which enables always-on context aware sensor applications, such as our Flexible Fusion Engine, or FFE, and our Sensor Manager and Communications Manager technologies; to IP that improves multimedia content, such as our Visual Enhancement Engine, or VEE technology, and Display Power Optimizer technology, or DPO; to IP which implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and participating with the customer on-site during

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

integration, verification and testing. In many cases, we may deliver sensor software algorithms that have been optimized for use in our silicon platform.
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

During the third quarter of 2016, we generated total revenue of $2.8 million. This represents an increase of 3% from the prior quarter and a decrease of 33% from the third quarter of 2015. Our new product revenue was $1.3 million, an increase of 12% from the prior quarter and a decrease of 53% from the third quarter of 2015. The sequential increase and year over year decrease was primarily due to fluctuations of our display bridge product ArcticLink III revenue and also our smart connectivity solutions revenue. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.
For the third quarter of 2016, revenue generated from Samsung accounted for 83% of our new product revenue and 39% of our total revenue compared to 71% and 31%, respectively, for the second quarter of 2016. During the third quarter of 2016, we shipped new products into the tablet, smartphone and mobile enterprise markets. Our mature product revenue was $1.5 million, a decrease of 3% from the prior quarter and an increase of 10% from the third quarter of 2015. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms, derivative products based on software-driven features, and the development of additional new products and solution platforms. Overall, we reported a net loss of $4.6 million for the third quarter of 2016 compared to a net loss of $5.1 million for the third quarter of 2015.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the nine months ended October 2, 2016, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC on March 18, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	68%	70%	67%	59%
Gross profit	32%	30%	33%	41%
Operating expenses:
Research and development	98%	88%	117%	70%
Selling, general and administrative	96%	60%	94%	53%
Restructuring Costs	—%	2%	—%	2%
Loss from operations	(163)%	(119)%	(178)%	(84)%

Interest expense	(1)%	(1)%	(1)%	—%
Interest income and other expense, net	(1)%	(1)%	(1)%	(1)%
Loss before income taxes	(165)%	(121)%	(180)%	(85)%
Provision (benefit from) for income taxes	(1)%	—%	1%	—%
Net loss	(164)%	(121)%	(181)%	(85)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended October 2, 2016 and September 27, 2015

Revenue

The table below sets forth the changes in revenue for the three months ended October 2, 2016, as compared to the three months ended September 27, 2015 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,339	48%	$2,855	68%	$(1,516)	(53)%
Mature products	1,470	52%	1,339	32%	131	10%
Total revenue	$2,809	100%	$4,194	100%	$(1,385)	(33)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $1.5 million decrease in new product revenue was primarily due to decreased shipment of ArcticLink III display bridge solutions of $1.2 million and decreased shipments of smart connectivity products of $279,000. Revenue from Samsung in the third quarter of 2016 was $1.1 million compared to $2.4 million in the third quarter of 2015. The impact of lower sales prices on the revenue in the third quarter of 2016 was approximately $17,000, or 1% of total revenue, compared to the third quarter of 2015. The $131,000 increase in mature product revenue was primarily due to increased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will decline over time.
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

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 2, 2016 as compared to the three months ended September 27, 2015 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,809	100%	$4,194	100%	$(1,385)	(33)%
Cost of revenue	1,918	68%	2,952	70%	(1,034)	(35)%
Gross Profit	$891	32%	$1,242	30%	$(351)	(28)%

The $351,000 decrease in gross profit was primarily due to a decrease in sales volume while the 2% increase in the gross margin as a percentage of revenue during the third quarter of 2016, as compared to the third quarter of 2015, was primarily due to an increase of matured product composition in total revenue. In the third quarter of 2016, matured products consisted 52% of total revenue compared to 32% in the third quarter of 2015. The impact of lower sales prices on the gross

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

profit in the third quarter of 2016 was approximately $17,000, or 1%, compared to the third quarter of 2015. The sale of previously reserved inventory was $15,000 and $49,000 in the third quarters of 2016 and 2015, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 2, 2016, as compared to the three months ended September 27, 2015 (in thousands, except percentage data):

	Three Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,755	98%	$3,684	88%	$(929)	(25)%
SG&A expense	2,704	96%	2,508	60%	196	8%
Restructuring charges	—	—%	77	2%	(77)	100%
Total operating expenses	$5,459	194%	$6,269	150%	$(810)	(13)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $929,000 decrease in R&D expenses in the third quarter of 2016, as compared to the third quarter of 2015, was primarily attributable to our strategic re-alignment measures implemented in the second quarter of 2016, which resulted in reduction of compensation related cost by $291,000, outside services cost by $301,000, and other supplies and IP purchases related costs by $260,000.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $196,000 increase in SG&A expenses in the third quarter of 2016, as compared to the third quarter of 2015, was primarily due to compensation related costs incurred in the third quarter of 2016.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and net interest income and other expense, for the three months ended October 2, 2016 as compared to the three months ended September 27, 2015 (in thousands, except percentage data):

	Three Months Ended		Change
	October 2, 2016	September 27, 2015	Amount	Percentage
Interest expense	$(37)	$(35)	$2	(6)%
Interest income and other expense, net	(41)	(39)	2	(5)%
	$(78)	$(74)	$4	(5)%

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

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the three months ended October 2, 2016 as compared to the three months ended September 27, 2015 (in thousands, except percentage data):

	Three Months Ended		Change
	October 2, 2016	September 27, 2015	Amount	Percentage
Benefit from income taxes	$(23)	$(15)	$(8)	53%

The income tax benefits for the third quarters of 2016 and 2015 include the net effect of the following: (i) income taxes from our foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period.

As of October 2, 2016, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended October 2, 2016 and September 27, 2015

Revenue

The table below sets forth the changes in revenue for the nine months ended October 2, 2016, as compared to the nine months ended September 27, 2015 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,028	48%	$9,952	65%	$(5,924)	(60)%
Mature products	4,448	52%	5,374	35%	(926)	(17)%
Total revenue	$8,476	100%	$15,326	100%	$(6,850)	(45)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $5.9 million decrease in new product revenue was primarily due to decreased shipments of ArcticLink III display bridge solutions of $3.7 million, and decreased shipments of smart connectivity products of Eclipse II, QuickPCI II, PolarPro and ArcticLink of $2.2 million. Revenue from Samsung in the nine months of 2016 was $3.0 million compared to $6.8 million in the nine months of 2015. The impact of lower sales prices on the revenue in the nine months of 2016 was approximately $47,000 or 0.6% of total revenue, compared to the nine months of 2015. The Company's revenue from Samsung accounted for 74% of new product revenue and 35% of total revenue for the nine months of 2016 compared to 69% and 44% for the nine months of 2015. The $926,000 million decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our new product revenue from display bridge solutions in tablets will decline over time and our mature product revenue will continue to fluctuate.

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

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$8,476	100%	$15,326	100%	$(6,850)	(45)%
Cost of revenue	5,653	67%	9,062	59%	(3,409)	(38)%
Gross Profit	$2,823	33%	$6,264	41%	$(3,441)	(55)%

The $3.4 million decrease in gross profit in absolute dollars and the 8% decrease in the gross margin as a percentage of revenue during the nine months ended October 2, 2016, as compared to the nine months ended September 27, 2015, was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

primarily due to the sales volume decrease in new and matured product revenue. See above revenue table for further details. Inventory reserve for excess and obsolete inventory in the nine months ended October 2, 2016 was $236,000 compared to $14,000 in the nine months ended September 27, 2015. The impact of lower sales prices on the gross profit in the first nine months of 2016 was approximately $47,000, or 0.6% compared to the nine months of 2015. The sale of previously reserved inventory was $72,000 and $170,000 in the nine months of 2016 and 2015, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 2, 2016, as compared to the nine months ended September 27, 2015 (in thousands, except percentage data):

	Nine Months Ended
	October 2, 2016		September 27, 2015		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$9,885	117%	$10,654	70%	$(769)	(7)%
SG&A expense	7,988	94%	8,158	53%	(170)	(2)%
Restructuring charges	—	—%	246	2%	(246)	100%
Total operating expenses	$17,873	211%	$19,058	125%	$(1,185)	(6)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $769,000 decrease in R&D expenses in the nine months of 2016, as compared to the nine months of 2015, was primarily attributable to our strategic re-alignment measures implemented in the second quarter of 2016, which resulted in lower outside services cost of $602,000 and lower R&D compensation related cost of $288,000.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $170,000 decrease in SG&A expenses in the nine months of 2016, as compared to the nine months of 2015, was primarily due to our strategic re-alignment measures implemented in the second quarter of 2016, which resulted in lower SG&A compensation related cost of $370,000, partially offset by severance related charges in the third quarter of 2016.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in net interest expense and interest income and other expense, for the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Nine Months Ended		Change
	October 2, 2016	September 27, 2015	Amount	Percentage
Interest expense	$(109)	$(64)	$(45)	70%
Interest income and other expense, net	(63)	(98)	35	(36)%
	$(172)	$(162)	$(10)	6%

The increase in interest expense of $45,000 in the nine months of 2016 compared to the nine months of 2015 was primarily due to additional borrowings of $3.0 million from our line of credit in the nine months ended October 2, 2016. The decrease of $35,000 in net interest income and other expenses was primarily due to lower foreign exchange losses from the transactions of our foreign subsidiaries.

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

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the nine months ended October 2, 2016 as compared to the nine months ended September 27, 2015 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 2, 2016	September 27, 2015	Amount	Percentage
Provision for income taxes	$68	$46	$22	48%

The income tax provisions for the first nine months of 2016 and 2015 were primarily attributable to our foreign operations, which operate on a cost plus basis.

As of October 2, 2016, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of October 2, 2016, our principal sources of liquidity consisted of our cash and cash equivalents of $17.8 million and $1.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 25, 2017. Additionally, we have an accumulated deficit of approximately $236 million and experienced net losses in the past years and expect such losses to continue through at least the current fiscal year ending January 1, 2017, as we continue to develop new products, applications and technologies.

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

As of October 2, 2016, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of October 2, 2016, our interest-bearing debt consisted of $230,000 outstanding under capital leases and $5.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $505,000 and $1.2 million at October 2, 2016 and January 3, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 2, 2016	September 27, 2015
Net cash used in operating activities	$(11,694)	$(6,508)
Net cash used in investing activities	(1,562)	(237)
Net cash provided by financing activities	11,881	136

Net cash used in operating activities

Net cash used in operating activities was $11.7 million in the nine months of 2016. The cash used in operating activities was a result of the net loss of $15.3 million, partially offset by changes in operating assets and liabilities of $579,000 and $3.0 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.5 million, depreciation and amortization of $972,000, a write-down of inventory of $236,000 and a write-off of equipment of $351,000. The cash provided by changes in operating assets and liabilities was mostly due to a decrease in inventory of $1.2 million as a result of sales of existing inventory, a decrease in trade receivable of $579,000, a decrease of $408,000 in other assets, an increase of other liabilities of $601,000, partially offset by decrease of trade payable of $2.1 million and a decrease of other long-term liabilities of $76,000.

Net cash used in operating activities was $6.5 million in the first nine months of 2015. The cash used for operating activities was a result of the net loss of $13.0 million, partially offset by cash provided by changes in operating assets and liabilities of $3.9 million, and $2.6 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.5 million, depreciation and amortization of $1.1 million, a write-down of inventory of $14,000 and a write-off of assets of $8,000. The cash from changes in operating assets and liabilities was mostly due to a decrease in inventories of $2.6 million as a result of sales of existing new product inventory, an increase in accrued liabilities and deferred revenue of$547,000, a decrease in other assets of $421,000, and an increase in trade payables of $397,000 due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities in the nine months of 2016 was $1.6 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware and software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $100,000 during the remainder of 2016 fiscal year.

Net cash used in investing activities in the nine months of 2015 was $237,000, which was primarily due to cash used to acquire equipment and software for the production and development of new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash provided by financing activities

Net cash provided by financing activities was $11.9 million in the nine months of 2016, which was primarily derived from the net proceeds of $8.8 million related to the issuance of 10.0 million shares of common stock pursuant to a shelf registration statement filed with SEC, proceeds of $340,000 from the issuance of common stock under our equity plans and proceeds of $3.0 million from our line of credit, partially offset by scheduled repayments of $259,000 for lease obligations.

Net cash provided by financing activities was $136,000 in the first nine months of 2015, which was primarily derived from proceeds of $394,000 related to the issuance of common stock to employees under our equity plans, partially offset by scheduled repayments of lease obligations of $258,000.

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

The Company also believes that it will have sufficient capital to satisfy its operations and capital expenditures requirements in the long term through the sales generated from its new product offerings, existing cash and cash equivalents, financial resources from its revolving line of credit with Silicon Valley Bank and additional capital it can raise in the public capital markets. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have material adverse effects on the Company’s operations and financial condition, which could further affect its ability to comply with financial covenants in the credit facility with Silicon Valley Bank.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 2, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,228	$815	$1,116	$297
Wafer purchases (1)	2,665	2,665	—	—
Other purchase commitments	1,127	1,125	2	—
Total contractual cash obligations	6,020	4,605	1,118	297
Other commercial commitments (2):
Revolving line of credit	5,000	5,000		—
Capital lease obligations (3)	230	208	22	—
Total commercial commitments	5,230	5,208	22	—
Total contractual obligations and commercial commitments	$11,250	$9,813	$1,140	$297
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $2.7 million include firm purchase commitments as of October 2, 2016.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of October 2, 2016.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2016 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 16% of total operating expenses for the first nine months of 2016 and 2015. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $287,000 in the first nine months of 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of October 2, 2016, our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Accounting Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 10, 2016	Suping (Sue) Cheung
Vice President, Finance and Chief Accounting Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Brian C. Faith Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________