Form 10-K
period 2017-01-01
QUICKLOGIC CORPORATION
filed 2017-03-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 1, 2017
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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 2016, the registrant's most recently completed second fiscal quarter, was $57,912,775 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At March 2, 2017, the registrant had 68,173,965 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on or about April 26, 2017, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT
This Annual Report on Form 10-K, including the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our solutions, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends,(9) our manufacturing and product development strategies and (10) our competitive position.
The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of our design opportunities into revenue; (ii) the commercial and technical success of our new products and our successful introduction of products and solutions incorporating emerging technologies or standards; (iii) our dependence on our relationships with third parties to manufacture our products and solutions; (iv) our dependence upon single suppliers to fabricate and assemble our products; (v) the liquidity required to support our future operating and capital requirements; (vi) our ability to accurately estimate quarterly revenue; (vii) our expectations about market and product trends; (viii) our future plans for partnerships and collaborations; (ix) our dependence upon a few customers for a significant portion of our total revenue; (x) our ability to forecast demand for our products; (xi) our dependence on our international business operations; (xii) our ability to attract and retain key personnel; (xiii) our ability to remain competitive in our industry; and (xiv) our ability to protect our intellectual property rights. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

PART I
ITEM 1. BUSINESS

(a) General Development of Business

QuickLogic Corporation (the "Company") was founded in 1988 and reincorporated in Delaware in 1999.

(b) Financial Information About Segments

See Item 8, "Financial Statements and Supplementary Data - Note 11 - Information Concerning Product Lines, Geographic Information, Accounts Receivable and Revenue Concentration.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we are a fabless semiconductor company that develops low power System on Chip, or SoCs, Field Programmable Gate Arrays, or FPGAs and embedded FPGA intellectual property. QuickLogic’s products enable smartphone, wearable and IoT device Original Equipment Manufacturers, or OEMs, to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our solutions are created from our new silicon platforms including its EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software. We plan to deliver our eFPGA intellectual property or IP product ArcticPro™ in 2017.

Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart connectivity. Our solutions include a unique combination of our silicon platforms, intellectual property cores, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our intellectual property that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i)improves multimedia content, such as our Visual Enhancement Engine, or VEE, technology, and Display Power Optimizer, or DPO technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and Proven System Blocks or PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and supporting the customer on-site during integration, verification and testing. In many cases, we may deliver software algorithms that have been optimized for use in a QuickLogic silicon platform.

We also work with mobile processor manufacturers, sensor manufacturers, and/or voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs, Qualified Vendor Lists, or QVLs, or “Catalog” solutions. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the served available market for their respective products. Furthermore, should a solution development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers or ODMs, we can amortize our Research and Development or R&D, investment over that set of OEMs or ODMs. We call this type of solution a Catalog solution and we are placing a greater emphasis on developing and marketing these types of solutions.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3E, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture which enables us to deliver twice the programmable logic in the same die size. Our EOS S3 and ArcticLink 3 silicon platforms combine mixed signal physical functions and hard-wired logic alongside programmable logic. Our EOS S3 and ArcticLink III solution platforms are manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost-effective and energy efficient. We use small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs for our customer's printed circuit board space and routing. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies that make us cost and power consumption effective for high-volume, battery-powered applications.

Our ArcticPro eFPGA IP are currently developed on 65nm and 40nm process nodes, and we have announced our intention to port this to 22nm fully depleted silicon-on-insulator, or FDSOI, technology in 2017. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow would enable a scalable support model for QuickLogic.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, algorithms and applications. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. For our sensor processing solutions, we collaborate with sensor manufacturers to ensure interface compatibility. We also collaborate with sensor software companies, helping them optimize their software technology on our silicon platforms in terms of performance, power consumption and user experience.

For our eFPGA strategy, we work with semiconductor manufacturing partners to ensure our eFPGA IP is proven for a given foundry and process node before it is licensed to an SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions and eFPGA IP and, therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. New products contributed 49% of total revenue for the year ended January 1, 2017, as compared to 63% in 2015 and 69% in 2014.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2016, 2015 and 2014 refer to the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i)
toward mobile devices, either handheld or worn on the body, (ii) an increasing adoption of sensors, and (iii) devices with wireless connectivity to the cloud. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Smartphone and Wearables solutions that OEMs, are launching in conjunction with Google Android and Real-Time operating systems, as well as Apple iPhone, Apple iPad, and Apple Watch.

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

ASSPs are offered broadly to the market, making it challenging for a system designer to create differentiated products from these devices alone. In many situations, the available ASSPs may not directly implement the desired function and the system designer is required to use a combination of ASSPs to achieve the desired result at the expense of increased cost, product size and power consumption. As standards evolve or new standards are developed, ASSPs may not be available to implement desired functions.

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

Markets and Product Technology

We market our solutions primarily to mobile device OEMs and ODMs. We have complete solutions incorporating our EOS S3, ArcticLink III S2, ArcticLink III VX and BX, PolarPro 3, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, IPs, custom logic, software drivers and our architecture consulting. We partner with target customers in our focus markets to architect and design solutions and to integrate and test our solutions in our customers' products. A solution can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer's perspective, a solution's function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power IP and software required to implement specific functions, along with sensor software algorithms optimized for our architecture. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one IP, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our solution has multiple IPs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the IPs, or by offloading more processing tasks from the host processor to our solution. In some cases, we develop the IPs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market our solutions to OEMs and ODMs offering differentiated mobile products, to processor vendors wishing to expand their served available market, and to sensor manufacturers wishing to expand their ecosystems. Our target mobile markets include: Tablets, Wearables, Smartphones and IoT. Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, or Smart Connectivity.

Our new products are also being used in applications in our traditional markets, such as data communications, instrumentation and test and military-aerospace, where customers value the low power consumption, instant-on, IP security, reliability and fast time-to-market of our products.

The fact that we use our programmable technology to customize these solutions provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our solutions can be tailored for a specific customer's requirements. Once we have developed IPs, it is easy to combine IPs with a platform's fixed logic and utilize the remaining programmable logic to provide a unique set of features to a mobile system designer, or to add other functions to the solution, such as Universal Asynchronous Receiver Transmitter, or UARTs, keyboard scanning functions, Serial Peripheral Interface, or SPI, ports, which minimizes system size and cost, and InfraRed Data Association, or IRDA. We are able to develop these solutions from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. By using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far more quickly than other custom silicon alternatives.

By using our silicon platforms, our IPs, our software, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of five major elements:

First, our programmable logic allows us to hardware customize our platforms. We have two distinct types of programmable logic. We have an SRAM-reprogrammable logic architecture that utilizes a standard CMOS-logic process to meet the specific needs of the sensor and I/O subsystems of mobile devices: very low standby power, low dynamic power, and in-system reprogrammable technology. Our SRAM-reprogrammable logic is the basis of our ArcticPro eFPGA IP Licensing initiative.

We also have our ViaLink programmable logic that uses proprietary and patented technology to meet the specific smart connectivity needs of the Radio Frequency, Memory and Display subsystems of mobile products: non-volatility and instant-on, very low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

Second, our ArcticLink and EOS S3 solution platforms combine mixed signal physical functions, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layouts, simplified PCB interconnect and reduced signal noise. Adding hard-wired intellectual property enables us to deliver more logic at lower cost and lower power while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership.

Third, we develop and integrate innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Sensor Processing IPs such as Flexible Fusion Engine, or FFE, Sensor Manager, or Communications Manager;

•	Display and Visual Enhancement s such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;

•	Network IPs such as high speed Universal Asynchronous Receiver/Transmitters, or UARTs, to enable connectivity to Bluetooth devices;

•	Storage IPs such as Secure Digital High Capacity, or SDHC; and

•	Other IPs such as I2S, PCM, I2C, IRDA, PWM, and other general purpose interfaces.

Fourth, we develop and optimize a software framework for use in conjunction with our sensor processing silicon platforms.

Fifth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, mobile products to market quickly and cost-effectively. We partner with customers to define solutions specific to their requirements, and combine all of the above technologies using one of our solution platforms, proven logic IP cores, custom FPGA logic, software drivers, firmware and application software. We then work with these customers to integrate and test solutions in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers' engineering organization.

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales and eFPGA IP licensing. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware and sensor algorithmic differentiation quickly and cost-effectively. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we develop low power SoCs, FPGAs and embedded FPGA intellectual property. QuickLogic’s products enable smartphone, wearable and IoT device OEMs to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2 and EOS 3 accomplish this result through the use of general purpose and targeted cores which provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric and environmental) sensor processing independently of the cloud. Our embedded FPGA technology gives SoC developers targeted IoT endpoint applications the flexibility to make design changes post production while keeping power consumption low.

Market leading companies need to deliver new products quickly and cost-effectively. We believe our programmable technology allows us to deliver customizable solutions with low power consumption and high IP security, while meeting system performance and BOM cost requirements. We believe our solutions allow OEMs and ODMs to rapidly bring new and differentiated products to market quickly and cost-effectively. Our solutions enable energy and cost-efficient solutions on design platforms from which a range of products can be introduced.

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, packaging technology, sensor software algorithms, software drivers and firmware, to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect solutions to range from devices with mixed signal and visual enhancement capability to devices which provide off-load engines from the host processor to save power and extend system battery life. We intend to continue to define and implement compelling solutions for our target customers and partners.

Our business model includes a focused customer strategy in which we target market leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will continue to come from less than 100 customers as we transition to this business model. We have identified and plan to continue to identify the customers we want to serve with our solutions. We are currently in different stages of engagement with a number of these customers. We believe our solutions are resonating with our target customers who value the differentiated user experience, lower power consumption, platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of our solutions.

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

One of our tier one customers, Samsung Electronics Co., Ltd. or Samsung" represented 33% of our total revenue for the year ended January 1, 2017 and 43% for the year ended January 3, 2016. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 11 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Conventional programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. Mobile-oriented FPGAs have been adopted by OEMs in the mobile product market, but offer very little in terms of hard logic blocks that may decrease power consumption or selling price to the OEM. ASICs have a large development cost and risk and a long time to market. As a result, ASICs are generally only used for single designs with very high volumes. MCUs offer extensive software flexibility, but often do not offer sensor software algorithms, the lowest power, nor any hardware flexibility. Our solutions enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, our solutions are very energy efficient as a result of our programmable logic and how we intelligently architect our IPs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing our solutions. Our solutions combine our silicon platforms with our IPs, software drivers, and other system software. Our future success will depend to a large extent on our ability to rapidly develop, enhance and introduce our solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the years ended January 1, 2017, January 3, 2016, and December 28, 2014, were $12.3 million (107% of revenue), $14.1 million (75% of revenue), and $12.2 million (44% of revenue) respectively.

As of the end of 2016, our research and development staff consisted of 39 employees located in California and India.

•	Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, drivers and microcode to support our sensor hubs.

•
Our platform engineering group develops low power programmable devices and system IP targeted for mobile or battery powered embedded systems that can be used in standalone solution platforms such as PolarPro 3E, or combined in solution platforms such as EOS S3.

•
Our EDA software group develops the design libraries, interface routines and place and route software that allow our engineers to use third party design environments to develop designs that are incorporated into our programmable devices, and develops the design tools that support algorithm development for our sensor hubs.

•	Our hardware group develops and verifies IP Blocks that can be programmed into our programmable logic and develops reference designs to showcase and verify our solutions.

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

We currently outsource our wafer manufacturing, primarily to eSilicon Corporation, GLOBALFOUNDRIES, and Taiwan Semiconductor Manufacturing Company Limited, or TSMC. We outsource our product packaging primarily to Amkor Technology, Inc.. eSilicon produces our ArcticLink III VX and BX products, using a 65nm CMOS process on twelve-inch wafers at GLOBALFOUNDRIES and packaging at STATS-ChipPAC. GLOBALFOUNDRIES manufactures our EOS S3 Sensor Hub in a 40 nm CMOS process, and PolarPro 3E and ArcticLink 3 S2 Sensor Hub in a 65 nm CMOS process. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products, using a 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products, PolarPro III, ArcticLink 3 S1 and Sensor Hub products, using a 65nm CMOS process on twelve-inch wafers. We purchase products from eSilicon, GLOBALFOUNDRIES, and TSMC on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of January 1, 2017, we had a total of 76 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold thirty active U.S. patents and have five pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted a total of eleven patents and have five pending applications. Our issued patents expire between 2018 and 2034.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 2, 2017:

Name	Age	Position
Brian C. Faith	42	President and Chief Executive Officer; Director
Suping (Sue) Cheung	53	Chief Financial Officer and Vice President, Finance
Rajiv Jain	56	Vice President, Worldwide Operations
Timothy Saxe	61	Senior Vice President Engineering and Chief Technology Officer
E. Thomas Hart	75	Chairman of the Board
Andrew J. Pease	66	Director
Michael R. Farese	70	Director
Arturo Krueger	77	Director
Daniel A. Rabinovitsj	52	Director
Christine Russell	67	Director
Gary H. Tauss	62	Director

Brian C. Faith joined QuickLogic in June 1996. Mr. Faith was promoted to CEO in June 2016 after having served as Vice President of Worldwide Marketing and Vice President of Worldwide Sales & Marketing between 2008 and 2016. Mr. Faith during the last 20 years has held a variety of managerial and executive leadership positions in engineering, product line management, marketing and sales. Mr. Faith has also served as the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S. degree in Computer Engineering from Santa Clara University and was an Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

Suping (Sue) Cheung joined QuickLogic in May 2007. Dr.Cheung was promoted to Chief Financial Officer in February 2017 after having served as Vice President of Finance and Chief Accounting Officer since August 2016. Prior to this role, Dr. Cheung served as QuickLogic’s Principal Accounting Officer in addition to Corporate Controller since May 2015, Corporate Controller from 2008 to April 2015 and Assistant Controller from 2007 to 2008. Prior to joining QuickLogic, Dr. Cheung was a Senior Manager of SEC Reporting and Technical Accounting at Dell SonicWALL from 2006 to 2007 and was the Senior Accounting Manager at VeriFone System, Inc. from 2005 to 2006. Prior to 2005, Dr. Cheung held various senior accounting and financial management roles in both publicly traded and privately held companies. Dr. Cheung began her career with PricewaterhouseCoopers (PWC) where she served as an auditor and as a tax consultant. Dr. Cheung holds a Ph.D. in Business Administration and a Masters in Accounting from the Florida International University in Miami. She is a Certified Public Accountant.

Rajiv Jain joined QuickLogic in August 1992. Mr. Jain has served as our Vice President of Worldwide Operations since April 2014. Prior to this role, Mr. Jain served as QuickLogic’s Senior Director of Operations and Development Engineering from 2011 to 2014, Senior Director of System Solutions and Process Technology from 2009 to 2011, Director of Process Technology from 1997 to 2009, and Senior Process Technologist from 1992 to 1997. Prior to joining QuickLogic, Mr. Jain was a Senior Yield Engineer at National Semiconductor from 1991 to 1992, where he focused on BiCMOS product yield improvements, and at Monolithic Memories from 1985 to 1988, where he focused on BiPolar product yield and engineering wafer sort improvements. Mr. Jain holds a Masters degree in Chemical Engineering from the University of California, Berkeley and a B.S. degree in Chemical Engineering from the University of Illinois, Champaign/Urbana.

Timothy Saxe (Ph.D) joined QuickLogic in May 2001. Dr. Saxe has served as our Senior Vice President of Engineering since August 2016 and Senior Vice President and Chief Technology Officer since November 2008. Previously, Dr. Saxe has held a variety of executive leadership positions in QuickLogic including Vice President of Engineering and Vice President of Software Engineering. Dr. Saxe was Vice President of FLASH Engineering at Actel Corporation, a semiconductor manufacturing company from November 2000 to February 2001. Dr. Saxe joined GateField Corporation, a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Dr. Saxe became GateField's Chief Executive Officer in February 1999 and served in that capacity until GateField was acquired by Actel in November 2000. Dr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. degree and a Ph.D. in Electrical Engineering from Stanford University.

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

If we fail to successfully develop, introduce and sell new new products, eFPGA IP Product and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

The market for differentiated mobile devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced solutions that provide increasingly higher levels of performance, low power consumption, new features, meeting current and emerging industry standards, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices, our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in solutions, sensor algorithm software and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers.

We expect our business growth to be driven by new products, which currently include EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. We also launched a business that licenses our FPGA technology for use in other semiconductor companies’ SoCs and plan to deliver our eFPGA IP product ArcticPro™ in 2017. The new product revenue growth of our new products and eFPGA IP product needs to be strong enough to achieve profitability. The gross margin associated with our new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with new products and eFPGA IP product. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from new products and eFPGA IP product will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing new products, especially solutions based on our EOS S3, ArcticLink and PolarPro solution platforms, the eFPGA IP product and the development of additional new products and solutions.

If (i) we are unable to design, produce and sell new products, eFPGA IP product and solutions that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; (ii) market demand for our new products, eFPGA IP product and other products fails to materialize; (iii) we are unable to obtain adequate fabrication capacity on a timely basis; (iv) we are unable to develop new silicon platforms or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our devices, or choose a competing offering, our revenue and gross margin of the new products and eFPGA IP product will be materially harmed, which could have an overall adverse and potentially disproportionate effect on our business, results of operations and financial condition.

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next year, we may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity to continue to operate as a going concern.

We have experienced net losses in the past years and expect such losses to continue through at least the year ending December 31, 2017 as we continue to develop new products, applications and technologies. Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than our mature products due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received on March 21, 2016 from the sale of our equity securities, and the credit line we may be able to draw down from Silicon Valley

Bank under the Third Amendment to the Third Amended and Restated Loan and Security Agreement dated as of February 10, 2016, we may need to obtain additional funds through strategic divesture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

If we are unable to generate sufficient sales from its new products or adequate funds are not available when needed, our liquidity, financial condition and operating results would be materially and adversely affected, and we may not be able to operate our business without significant changes in our operations or at all.

We currently depend on a limited number of significant customers, including Samsung, for a significant portion of our revenue and the loss of or reduction in orders from such significant customers could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

A small number of end-customers represented a significant portion our total revenue in our fiscal year ended January 1, 2017. For example, during our fourth quarter and our fiscal year ended January 1, 2017, Samsung accounted for 29% and 33%, respectively, of our total revenue. Additionally, during our fourth quarter and our fiscal year ended January 1, 2017, two customers, including Samsung accounted for 39% and 48%, respectively, of our total revenue. We expect this high level of customer concentration to continue as we expect to continue to target market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations and financial condition.

We may make a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for our products or gross margin generated from our products does not meet our expectations or if we are unable to collect amounts due from significant customers, we may be required to write-off inventories, provide for uncollectible accounts receivable or incur charges against long-lived assets, which may have a material adverse effect on our business, results of operations and financial condition.

Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce or delay product orders from us or choose not to release products that incorporate our devices after we have spent substantial time and resources developing products or assisting customers with their product design, our revenue levels may be less than anticipated and our business, results of operations and financial condition could be materially adversely affected.

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

We depend upon third parties for silicon IP, detailed registered-transfer level, or RTL, design, physical design, verification and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely impact our time to market and revenue.

Our move to a variable cost or outsourced engineering development model allows us access to the best design resources for developing new silicon platforms. This includes access to leading edge silicon IP as well as RTL design and physical design expertise. However, outsourcing the design of a complex silicon platform typically involves multiple companies in multiple locations, which may increase the risk of costly design errors. Any delays or errors in the design of our new silicon platforms could significantly increase the cost of development as well as adversely impact our time to market, which may have a material adverse effect on our business, results of operations and financial condition.

We depend upon partnering with other companies to develop IP, reference platforms, algorithm and system software.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms, algorithms and system software to provide application solutions. We also work with mobile processor manufacturers and companies that supply sensor, storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but is typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. If we are unable to license new technologies, maintain a close working relationship with our partners, fail to continue to develop and introduce leading technologies or if these technologies fail to generate the revenue we expect, we may not be able to compete effectively in the future, which may have a material adverse effect on our business, results of operations and financial condition.

We depend upon third parties to fabricate, assemble, test and program our products, and to provide logistics services. Any problems at these third parties could adversely affect our business, results of operations and financial condition.

We contract with third parties to fabricate, assemble, test and program our devices, and vendors for logistics. In general, each of our devices is fabricated, assembled and programmed by a single supplier, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement or the inability of our suppliers to manufacture our products to meet volume, performance, quality and cost targets could have a material adverse effect on our business. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time consuming, difficult and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test and program our devices or, if available, might be unwilling or unable to offer services on acceptable terms. In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance and costs. This lack of control may cause unforeseen product shortages or may increase our cost to manufacture and test our products.

We utilize third party logistics services, including transportation, warehouse and shipping services. These service providers are subject to interruptions that affect their ability to service us, including the availability of transportation services, disruptions related to work stoppages, volatility in fuel prices and security incidents or natural events at manufacturing, shipping or receiving points or along transportation routes.

In the event any of our third party suppliers or vendors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply or providing services to us, our business, results of operations and financial condition may be materially adversely affected.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with product on a purchase order basis. The allocation of capacity is determined solely by our suppliers over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment which is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short term since most of our products and programming equipment are supplied by a single supplier. If we fail to adequately forecast demand for our products, our business, the relationship with our customers,our results of operations and financial condition could be materially adversely affected.

We entered into informal partnerships with certain third parties for the development of solutions. Our business could be adversely affected if such informal partnerships fail to grow as we expected.

Our approach to developing solutions for potential customers involves developing solutions for and aligning our roadmap with application processor, sensor, and flash memory vendors. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their devices or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our business, results of operations and financial condition could be materially adversely effected and we may be required to write-off related inventories and long-lived assets.

Our business could be advisedly affected by undetected errors or defect in our products.

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

Due to our relatively long product delivery cycle and the inability of our customers in the rapidly evolving mobile market to confirm product requirements on a timely basis, we may have low visibility to product demand or estimated revenue in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver product to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, or if our available capacity is less than needed to meet customer demand, we may not be able to accurately estimate our quarterly revenue, which may have a material adverse effect on our results of operations and financial condition, and our stock price could be materially fluctuate as a result.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner.

We spend significant resources designing and developing silicon solution platforms, IP and software and reference designs, and adopting emerging technologies. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition could be materially adversely affected and we may be required to write-off related inventories and long-lived assets.

The semiconductor business is subject to downward price pressure.

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the "dot-com" collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the tragic events of terrorism on September 11, 2001. Similar to past years, recent unfavorable economic conditions have resulted in a tightening of the credit markets. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, we may experience a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may harm our competitive position and materially and adversely affect our financial condition, cash flows, and results of operations.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline.

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our past operating results may not be an indicator of future operating results.

Factors that could cause our operating results to fluctuate include, without limitation: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectability of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield and quality; (viii) our competitors' product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules; (xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan; (xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political and social conditions in the countries where we sell our products and the related effect on our customers, distributors and suppliers; and (xv) our ability to obtain capital, debt financing and insurance on commercially reasonable terms. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business, results of operations and financial condition could be materially adversely affected, which could cause our stock price to significantly fluctuate or decline.

We may also encounter periods of industry wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements. The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors has been widely out of balance. An industry wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors could therefore have a material adverse affect on our business, results of operations and financial condition.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers, and other key management or technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Also, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

We may have increasing difficulty attracting and retaining qualified outside board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors' and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors' and officers' liability insurance is expensive and difficult to obtain. The SEC and the NASDAQ Stock Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our board of directors.

Our company's global operations are subject to risks and uncertainties.

Most of our products are manufactured outside of the United States at manufacturing facilities operated by our suppliers in Asia and South Asia.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries.Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including the recent U.S. presidential election, the United Kingdom's vote to exit the European Union, potential changes in immigration policies and tax reform proposals, create a level of uncertainty for multi-national companies. As U.S. companies continue to expand globally, increased complexity exists due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the U.S. corporate tax code. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Exchange rate fluctuations could adversely affect our company’s results of operations and financial condition.
We denominate sales of our products to foreign countries exclusively in U.S. dollars. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become relatively more expensive to customers in their local currency which may cause sales of our products in that foreign country to decline. If the local currency of a foreign country in which we conduct business strengthens against the U.S. dollar, our payroll and other local expenses will be higher, and since sales are transacted in U.S. dollars, would not be offset by any increase in revenue. To the extent any such risks materialize, our business, results of operations and financial condition could be materially adversely affected.

Our solutions face competition from suppliers of ASSPs, suppliers of integrated application processors, low power FPGAs, low power MCUs, suppliers of ASICs, and suppliers of sensor algorithm software whose software is running on competitors' devices.

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost-effective standard products and have short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our solutions and/or a widely accepted feature of our solutions could be integrated into a competitor's ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based solutions. We also face competition from low power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. In addition, we face competition from companies that provide sensor algorithm software, which may be licensed directly by an OEM, or licensed for use through an MCU company. If we are unable to successfully compete with companies that supply ASSPs, lower power FPGAs, MCUs, ASICs or sensor algorithm software in any of the following areas, our business, results of operations and financial condition will be materially adversely affected: (i) the development of new products, solutions and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; and (vi) the quality and cost-effectiveness of design, development, manufacturing and marketing efforts.

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

Litigation could adversely impact our consolidated financial position.

We have been and may be in the future involved in various litigation matters arising in the ordinary course of business, including, but not limited to, litigation relating to employment matters, commercial transactions, intellectual property matters, contracts, environmental matters and matters related to compliance with governmental regulations. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses incurred in connection with a legal claim or proceeding, could have a material and adverse effect on our results of operations and financial condition.

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

We have entered into and, in the future, intend to enter into agreements that involve numerous risks, including the use of significant amounts of our cash; royalty obligations or revenue sharing; diversion of resources from other development projects or market opportunities; our ability to collect amounts due under these contracts; and market acceptance of related products and solutions. If we fail to recover the cost of these or other assets from the cash flow generated by the related products, our assets will become impaired and our results of operations and financial condition could be materially adversely affected.

Our business is subject to the risks of earthquakes, other catastrophic events and business interruptions for which we may maintain limited insurance.

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems or networks, including due to computer viruses, security breaches, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products and could subject us to third party liabilities. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers' facilities, our distributors' facilities or our suppliers' facilities, our business could be seriously harmed.

We do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur. Any losses or damages incurred by us as a result of a catastrophic event or any other significant uninsured loss could have a material adverse effect on our business.

There may be some potential effects of system outages or data security breaches, which could adversely affect our operations, financial results or reputation.

We face risks from electrical or telecommunications outages, computer hacking or other general system failure. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, a system failure or data security breach could also result in the unintentional disclosure of confidential information about us, our customers or our employees, which could result in our incurring costs for remedial or preventative actions, damage our reputation with customers and reduce demand for our products and services. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent.

Our Certificate of Incorporation, Bylaws and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders.

Provisions of our Certificate of Incorporation, our Bylaws and Delaware law could have the effect of discouraging takeover attempts that certain stockholders might deem to be in their interest. These anti-takeover provisions may make us a less attractive target for a takeover bid or merger, potentially depriving shareholders of an opportunity to sell their shares of common stock at a premium over prevailing market prices as a result of a takeover bid or merger.

If we do not maintain compliance with the listing requirements of the Nasdaq Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

Although we are listed on the Nasdaq Global Market and our shares are currently in compliance with the listing requirements of the Nasdaq Global Market, we may not be able to meet the continued listing requirements of Nasdaq in the future, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. While we would consider implementation of customary options, including a reverse stock split, if our common stock does not trade at the required level that regains compliance, and if we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of or to obtain accurate quotations as to the prices of our securities, and there is likely to be less liquidity in our stock. In the event of a delisting, we could face significant material adverse consequences including a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

If, in the future, we conclude our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies' internal control over financial reporting in their annual reports on Form 10-K, including an assessment by management of the effectiveness of the filing company's internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to the effectiveness of the company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

Both our customers and we are subject to laws, regulations and similar requirements, changes to which may adversely affect our business, results of operations and financial condition.

Both our customers and we are subject to laws, regulations and similar requirements that affect our business, results of operations and financial condition, including, but not limited to, the areas of commerce, import and export control, financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business, financial condition, cash flows and results of operations. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our results of operations and financial condition. Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we may not be directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect our results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions has caused and will continue to cause us to incur costs to determine whether our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 34,000 square feet in Sunnyvale, California. This facility is leased through December 2018. We lease a 9,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through June 2021. We also lease office space in Shanghai, China; in London, England; in Taipei, Taiwan; and in Seongnam City, South Korea. We believe that our existing facilities are adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended January 1, 2017:
Fourth Quarter (through January 1, 2017)	$1.51	$0.76
Third Quarter (through October 2, 2016)	$1.03	$0.76
Second Quarter (through July 3, 2016)	$1.20	$0.89
First Quarter (through April 3, 2016)	$1.62	$1.04
Fiscal Year Ended January 3, 2016:
Fourth Quarter (through January 3, 2016)	$1.73	$1.10
Third Quarter (through September 27, 2015)	$1.93	$1.11
Second Quarter (through June 28, 2015)	$2.10	$1.49
First Quarter (through March 29, 2015)	$3.27	$1.81

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $1.62 per share on February 27, 2017. As of February 27, 2017 there were 68,162,715 shares of common stock outstanding that were held of record by 164 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from January 1, 2012 to January 1, 2017 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on January 1, 2012 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through January 1, 2017

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among QuickLogic Corporation, the S&P 500 Index
and the S&P Semiconductors Index

$250
$200
$150
$100
$50
$0
1/1/12
12/30/12
12/29/13
12/28/14
1/3/16
1/1/17
QuickLogic Corporation
S&P 500
S&P Semiconductors

*$100 invested on 1/1/12 in stock or 12/31/11 in index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/1/2012	12/30/2012	12/29/2013	12/28/2014	1/3/2016	1/1/2017

QuickLogic Corporation	100.00	86.54	148.46	123.08	43.46	53.46
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
S&P Semiconductors Index	100.00	96.58	131.30	177.08	178.63	228.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2016	2015	2014	2013	2012
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$11,421	$18,956	$27,845	$26,072	$14,944
Cost of revenue	7,648	11,411	16,796	17,305	7,878
Gross profit	3,773	7,545	11,049	8,767	7,066
Operating expenses:
Research and development	12,265	14,144	12,186	8,375	8,743
Selling, general and administrative	10,310	10,619	11,663	12,002	10,481
Restructuring costs(1)	—	295	—	181	—
Loss from operations	(18,802)	(17,513)	(12,800)	(11,791)	(12,158)
Gain on sale of TowerJazz Semiconductor Ltd. shares (2)	—	—	—	181	—
Interest expense	(175)	(82)	(85)	(54)	(61)
Interest income and other expense, net	(106)	(107)	(126)	(157)	(77)
Loss before income taxes	(19,083)	(17,702)	(13,011)	(11,821)	(12,296)
Provision for income taxes	65	146	68	455	18
Net loss	$(19,148)	$(17,848)	$(13,079)	$(12,276)	$(12,314)
Net loss per share:
Basic	$(0.29)	$(0.32)	$(0.23)	$(0.27)	$(0.29)
Diluted	$(0.29)	$(0.32)	$(0.23)	$(0.27)	$(0.29)
Weighted average shares:
Basic	65,377	56,472	55,401	45,762	41,831
Diluted	65,377	56,472	55,401	45,762	41,831

	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,870	$19,136	$30,050	$37,406	$22,578
Working capital	$9,042	$19,132	33,395	$37,801	$24,840
Total assets	$21,844	$28,461	$41,139	$49,126	$31,024
Long-term obligations, excluding current portion	$49	$2,341	$1,267	$254	$407
Total stockholders' equity	$11,988	20,325	$35,567	$40,598	$27,278
__________________________

(1)
We incurred restructuring costs of $295,000 and $181,000 in 2015 and 2013, respectively. In 2015, we implemented a restructuring plan to re-align the organization to support our sensor processing provider business model and growth strategy. The expenses in 2013 relate to the Company's effort to consolidate and streamline its engineering organization.

(2)	During the second quarter of 2013, we sold our remaining 42,970 ordinary shares of TowerJazz, which reflect the 1-to-15 reverse stock split. This sale resulted in a gain of $181,000.

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

Overview

We enable OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and IoT devices. We deliver these benefits through industry leading ultra-low power customer programmable SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. In addition to our delivering our own semiconductor solutions, we have an IP business that licenses our FPGA technology for use in other semiconductor companies SoCs.

We are also a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, as well as Field Programmable Gate Arrays, or FPGAs, software drivers, associated design software and programming hardware, and, eFPGA IP called ArcticPro. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP, custom logic, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IPs range from that those enable always-on context-aware sensor applications, such as our FFE, and our Sensor Manager and Communications Manager technologies, to IP that (i) improves multimedia content, such as our VEE technology, and DPO; and (ii) implements commonly used mobile system interfaces, such as LVDS, MIPI, and SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and IPs, providing custom logic, integrating the logic, programming the device with the IPs and/or firmware, providing software drivers or application software required for the customer's application, and supporting the customer on-site during integration, verification and testing.

We also work with mobile processor manufacturers, sensor manufacturers, and/or voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs, QVLs, or “Catalog” solutions. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor algorithm companies can expand the served available market for their respective products. Furthermore, should a solution development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or ODMs, we can amortize our R&D investment over that set of OEMs/ODMs. We call this type of solution a Catalog solution and we are placing a greater emphasis on developing and marketing these types of solutions.
In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven by silicon solutions and eFPGA IP and therefore our solutions revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms and IPs. The gross margin associated with our solutions is generally lower than the gross margin of our FPGA products, which is primarily due to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with our solutions. The gross margin from our eFPGA IP licensing is generally higher than the gross margins of our semiconductor device due to the nature of IP having a lower cost of sales.
In order to grow and diversify our revenue from its current level, we are partnering with Tier 1 foundries to license our eFPGA software tool in addition to the sale of our new and existing products. We are expecting revenue growth from eFPGA IP licensing starting in fiscal year 2017.

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

During 2016, we generated total revenue of $11.4 million which represents a 40% decrease from 2015. Our new product revenue during 2016 was $5.6 million, which represents a 53% decrease from 2015 while our mature product revenue during 2016 was $5.8 million, which represents a 16% decrease from 2015. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. Overall, we reported a net loss of $19.1 million for 2016 compared to a net loss of $17.8 million for 2015.

We have experienced net losses in the recent years and expect such losses to continue through at least the year ending December 31, 2017 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including sales returns and allowances, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of long-lived assets, measurement of stock-based compensation and accounting for income taxes. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements.

Revenue Recognition

We supply standard products which must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties.

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy. See Note 2 to the Consolidated Financial Statements for our standard warranty policy. We record an allowance for sales returns. We have not had a history of significant product returns.

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

Our semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new products, we believe our new product life cycle will be shorter, which could increase the potential for obsolescence. A significant decrease in demand could result in an increase in excess inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, due to our small customer base and limited CSSP engagements, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our results of operations.

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable long-lived assets, including property and equipment, have been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our assessment of possible impairment is based on our ability to recover the carrying value of an asset or asset group from their expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, we recognize an impairment loss for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. Based on this analysis there are no significant impairments to our long-lived assets.

Measurement of Stock-Based Compensation

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

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSAs and RSU awards which are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 10 to the Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization, and employee-related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $79.2 million, tax effected as of the end of 2016. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including schedule reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of January 1, 2017, we have federal and state income tax net operating loss (NOL) carryforwards of approximately $148.7 million and $57.4 million, which will expire at various dates from 2017 through 2037. The Company has research credit carryforwards of approximately $4.0 million for federal and $4.1 million for state income tax purposes as of January 1, 2017, If not utilized, the federal carryforwards will expire at various dates from 2018. The California credit can be carried forward indefinitely. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $79.2 million, tax-effected, as of the end of 2016, due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2016	2015	2014
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	67%	60%	60%
Gross profit	33%	40%	40%
Operating expenses:
Research and development	107%	75%	44%
Selling, general and administrative	90%	56%	42%
Restructuring costs	—%	2%	—%
Loss from operations	(164)%	(93)%	(46)%
Interest expense	(2)%	—%	—%
Interest income and other expense, net	(1)%	(1)%	—%
Loss before income taxes	(167)%	(94)%	(46)%
Provision for income taxes	1%	1%	—%
Net loss	(168)%	(95)%	(46)%

Comparison of Fiscal Years 2016 and 2015

Revenue. The table below sets forth the changes in revenue for fiscal year ended January 1, 2017, as compared to fiscal year ended January 3, 2016 (in thousands, except percentage data):

	Fiscal Years
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$5,622	49%	$12,020	63%	$(6,398)	(53)%
Mature products	5,799	51%	6,936	37%	(1,137)	(16)%
Total revenue	$11,421	100%	$18,956	100%	$(7,535)	(40)%

_________________

(1)            For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The decrease in new product revenue in 2016 was primarily due to lower shipments to Samsung which had designed our ArcticLink III VX product into its tablet platform and also due to lower shipments of connectivity products. In 2016, shipments of ArcticLink III were $4.4 million compared to $8.3 million in 2015. Revenue from connectivity products was $1.0 million in 2016 compared to $3.5 million in 2015. Revenue generated from Samsung accounted for 68% of our new product revenue and 33% of our total revenue in 2016. The decrease in mature product revenue is due primarily to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will continue to decline over time.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2016 as compared to fiscal year 2015 (in thousands, except percentage data):

	Fiscal Years
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$11,421	100%	$18,956	100%	$(7,535)	(40)%
Cost of revenue	7,648	67%	11,411	60%	(3,763)	(33)%
Gross Profit	$3,773	33%	$7,545	40%	$(3,772)	(50)%

The decrease in gross profit was primarily due to a reduction in sales of both new and matured products, which was due to fluctuations in end-customers' revenue forecasts. The gross margin decrease of 7% in 2016 compared to 2015 was due to the decrease of (i) high margin matured product revenue by $1.1 million and (ii) a $6.4 million reduction in lower margin new product revenue. The effect of price reductions in 2016 on gross profit was approximately $120,000 or 1%. The sale of inventories that were previously written-off was $106,000 and $201,000 in 2016 and 2015 respectively. Inventory written-down in 2016 was $296,000 compared to $229,000 in 2015.

Our semiconductor products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the mobile market and continue to develop new CSSPs and products, we believe our product life cycle will be shorter, which will increase the potential for obsolescence. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve, or LCM reserve, for inventories that have a cost in excess of estimated market value. This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. There were no adjustments to the LCM reserve in fiscal year 2016.

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2016 as compared to fiscal year 2015 (in thousands, except percentage data):

	Fiscal Years
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$12,265	107%	$14,144	75%	$(1,879)	(13)%
SG&A expense	10,310	90%	10,619	56%	(309)	(3)%
Restructuring costs	—	—%	295	2%	(295)	100%
Total operating expenses	$22,575	197%	$25,058	133%	$(2,483)	(10)%

Research and Development Expense. Our research and development or R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $12.3 million and $14.1 million in 2016 and 2015, respectively, which represented 107% and 75% of revenue for those periods. The $1.9 million decrease in R&D expenses in 2016 as compared to 2015 is attributable to cost cutting measures implemented in 2016, which resulted in a decrease of outside services cost by $892,000 and salaries cost by $723,000.

Selling, General and Administrative Expense. Our selling, general and administrative or SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal functions. SG&A expense was $10.3 million and $10.6 million in 2016 and 2015, respectively, which represented 90% and 56% of revenue for those periods. The $309,000 decrease in SG&A expenses in 2016 as compared to 2015 is attributable primarily to the decrease in salaries cost of $638,000, attributable to cost reduction measures implemented in 2016, which was partially offset by higher outside services costs of $342,000.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2016 as compared to 2015 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2016	2015	Amount	Percentage

Interest expense	$(175)	$(82)	$93	113%
Interest income and other expense, net	(106)	(107)	(1)	(1)%
	$(281)	$(189)	$92	49%

The change in interest expense increased by $93,000 in 2016 compared to 2015 due to additional draw down of $4.0 million from our line of credit in 2016. The change in interest income and other expense, net was due primarily to a decrease in foreign exchange losses in 2016 as compared to 2015.

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

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in 2016 as compared to 2015 (in thousands, except percentage data) :

	Fiscal Years		Year-Over-Year Change
	2016	2015	Amount	Percentage

Income tax provision	$65	$146	$(81)	(55)%

The income tax expense for 2016 and 2015 is primarily from our foreign operations which are cost-plus entities.

As of the end of 2016, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2015 and 2014

Revenue. The table below sets forth the changes in revenue for fiscal year 2015 as compared to fiscal year 2014
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

The decrease in gross profit was primarily due to reduction in sales of both new and matured products. Effect of price reductions in 2015 on gross profit was approximately $702,000 or 4%. The gross profit margin percentage in 2015 as compared to 2014 was flat at 40% despite lower sales and price reductions in 2015 compared to 2014, due to a higher relative concentration of our product mix in mature products, which have higher gross margins than the new products and also due to restructuring plan implemented in the second quarter of 2015. The sale of previously reserved inventories was $201,000 and $603,000 in 2015 and 2014 respectively. Inventory write down in 2015 was $229,000 compared to $119,000 in 2014.

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2015 as compared to fiscal year 2014 (in thousands, except percentage data):

	Fiscal Years
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expense	$14,144	75%	$12,186	44%	$1,958	16%
SG&A expense	10,619	56%	11,663	42%	(1,044)	(9)%
Restructuring Costs	295	2%	—	—%	295	100%
Total operating expenses	$25,058	133%	$23,849	86%	$1,209	5%

Research and Development Expense. Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense was $14.1 million and $12.2 million in 2015 and 2014, respectively, which represented 75% and 44% of revenue for those periods. The $2.0 million increase in R&D expenses in 2015 as compared to 2014 is attributable primarily to a $1.4 million increase in compensation expense due to increased headcount, $1.1 million increase in the cost of outside services due to an increase in third-party chip design costs, and a $170,000 increase in equipment and supplies costs. These increases were partially offset by a reduction in IP purchases of $261,000, and lower stock-based compensation cost of $226,000.

Selling, General and Administrative Expense. Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal. SG&A expense was $10.6 million and $11.7 million in 2015 and 2014, respectively, which represented 56.0% and 41.9% of revenue for those periods. The $1.0 million decrease in SG&A expenses in 2015 as compared to 2014 was attributable primarily to the decrease in stock-based compensation of $643,000 and lower outside services costs of $545,000, which was partially offset by higher depreciation costs of $151,000.

Restructuring Costs. In June 2015, we implemented a restructuring plan to re-align the organization to support our sensor processing provider business model and growth strategy. This re-alignment resulted in a reduction of nine employees or 9% of the global workforce. Pursuant to the restructuring plan, we recorded $295,000 of restructuring liabilities in 2015, consisting primarily of employee severance-related costs.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2015 as compared to 2014 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2015	2014	Amount	Percentage

Interest expense	$(82)	$(85)	$(3)	(4)%
Interest income and other expense, net	(107)	(126)	(19)	(15)%
	$(189)	$(211)	$(22)	10%

The change in interest expense was insignificant in 2015 compared to 2014 as the debt balance remained the same for most of 2015. In December 2015, an additional $1 million draw down was made from our line of credit, which had an insignificant impact on interest expense in 2015. The change in interest income and other expense, net was due primarily to a decrease of foreign exchange losses in 2015 as compared to 2014.

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2015 as compared to 2014 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2015	2014	Amount	Percentage

Income tax provision	$146	$68	$78	115%

The income tax expense for 2015 and 2014 was primarily for our foreign operations which are cost-plus entities.

As of the end of 2015, our ability to utilize our U.S. deferred tax assets in future periods was uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax asset.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, capital and operating leases, a bank line of credit and cash flow from operations. As of January 1, 2017, our principal sources of liquidity consisted of our cash and cash equivalents of $14.9 million and an additional $6.0 million line of credit available at our election. As of January 1, 2017, we have drawn down $6.0 million from our revolving line of credit with Silicon Valley Bank. Under the Third Amendment to the Third and Restated Loan and Security Agreement dated as of February 10, 2016, the revolving line of credit is subject to increases at our election up to $12.0 million, subject to certain requirements included in our debt agreement with Silicon Valley Bank. Our revolving line of credit will expire in September 2017 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2017 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. Additionally, we have an accumulated deficit of approximately $240 million, experienced net losses in past years, and expect such losses to continue through at least the year ending December 31, 2017 as we continue to develop new products, applications and technologies.

On March 21, 2016, we issued 10.0 million shares of common stock at a price of $1.00 per share. We received net proceeds of approximately $8.8 million, after deducting underwriting commissions and other offering-related expenses. We have used and plan to continue to use the net proceeds from the offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. The shares were offered pursuant to a shelf registration statement filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On December 9, 2016, the Company filed a new shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's earlier shelf registration statement filed on July 31, 2013 expired on August 30, 2016.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our revolving line of credit with Silicon Valley Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our revolving line of credit will expire in September 2017 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2017 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the revolving line of credit or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

We were in compliance with all loan covenants as of the end of the current reporting period. As of January 1, 2017 we had $6.0 million of outstanding revolving line of credit with an interest rate of 3.75%

As of January 1, 2017, there was no material difference between the fair value and the carrying amount of capital software leasing arrangements.

As of January 1, 2017, most of our cash and cash equivalents were invested in JP Morgan U.S. government money market funds rated AAAm/Aaa. As of January 1, 2017, our interest-bearing debt consisted of $209,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit. See Note 5 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $544,000 and $1.2 million at January 1, 2017 and January 3, 2016, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Net cash (used in) operating activities	$(15,259)	$(11,829)	$(10,754)
Net cash (used in) investing activities	(1,954)	(346)	(1,044)
Net cash provided by financing activities	12,947	1,261	4,442

Net Cash from Operating Activities

In 2016, net cash used in operating activities was $15.3 million, and resulted primarily from a net loss of $19.1 million, which was offset by $3.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $296,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million and stock-based compensation of $1.6 million. In addition, changes in working capital accounts provided cash of $88,000 as a result of a decrease in accounts receivable of $762,000, decrease of gross inventory $565,000, and an increase of accrued liabilities of $124,000, partially offset by a decrease of accounts payable of $1.3 million and decrease of deferred revenue of $26,000.

In 2015, net cash used in operating activities was $11.8 million, and resulted primarily from a net loss of $17.8 million offset by $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $229,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.4 million and stock-based compensation of $1.9 million. In addition, changes in working capital accounts provided cash of $2.0 million as a result of an increase in accounts payable of $260,000, decrease in gross inventory of $1.8 million and, decrease of other assets of $300,000, partially offset by a decrease of accrued liabilities of $94,000 and an increase in accounts receivable of $49,000. The inventory decrease was primarily due to sale of existing ArcticLink III and PolarPro products inventory purchased in prior year.

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

Net Cash from Investing Activities

Net cash used for investing activities in 2016 was $1,954,000, primarily for capital expenditures to acquire mask sets for our new products and other manufacturing equipment and software

In 2015, net cash used for investing activities was $346,000, primarily for capital expenditures to acquire manufacturing equipment and software.

In 2014, net cash used for investing activities was $1.0 million primarily to acquire mask sets, leasehold improvements, software used in the development and production of our products and solutions and other manufacturing equipment.

Net Cash from Financing Activities

In 2016, net cash provided by financing activities was $12.9 million, resulting from the additional borrowing of $4.0 million under the line of credit, proceeds of $8.8 million from our stock offering in March 2016 and proceeds of $424,000 from the issuance of common shares to employees under our equity plans, net of taxes paid related to net settlement of equity awards of $703,000. These proceeds were partially offset by payments of $280,000 under the terms of our capital software lease obligations.

In 2015 net cash provided by financing activities was $1.3 million, resulting from the additional borrowing of $1.0 million under the line of credit and proceeds of $554,000 from the issuance of common shares to employees under our equity plans. These proceeds were partially offset by payments of $293,000 under the terms of our capital software lease obligations.

In 2014, net cash provided by financing activities was $4.4 million, resulting from proceeds of $4.7 million from the issuance of common shares to employees under our equity plans. These proceeds were partially offset by payments of $300,000 under the terms of our capital software lease obligations.

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our revolving line of credit will expire in September 2017 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2017 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our non-cancelable contractual obligations and commercial commitments as of the end of 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$2,018	$800	$972	$246
Wafer purchases(1)	1,636	1,636	—	—
Other purchase commitments	1,179	1,177	2	—
Total contractual cash obligations	4,833	3,613	974	246
Other commercial commitments(2):
Revolving line of credit	6,000	6,000	—	—
Capital software lease obligations	209	209	—	—
Total commercial commitments	6,209	6,209	—	—
Total contractual obligations and commercial commitments(3)	$11,042	$9,822	$974	$246
____________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.6 million include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2016.

(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2016.

(3)	Does not include unrecognized tax benefits of $2.0 million as of the end of 2016. See Note 7 of the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% change in interest rates during 2016 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18%, 17% and 18% of total operating expenses in 2016, 2015 and 2014, respectively. A majority of these foreign expenses were incurred in India, the United Kingdom and Korea in 2016. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $398,000 in 2016, $419,000 in 2015 and $432,000 in 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QuickLogic Corporation
We have audited the accompanying consolidated balance sheet of QuickLogic Corporation (the Company), as of January 1, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. In connection with our audit, we have also audited the financial statement schedule, Valuation and Qualifying Accounts as of and for the year ended January 1, 2017, listed in Item 15(a) 2. We also have audited the Company's internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuickLogic Corporation, as of January 1, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, Valuation and Qualifying Accounts as of and for the year ended January 1, 2017, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, QuickLogic Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
March 9, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QuickLogic Corporation
Sunnyvale, California
We have audited the accompanying consolidated balance sheet of QuickLogic Corporation as of January 3, 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years ended January 3, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule, Valuation and Qualifying Accounts, as of and for the years ended January 3, 2016 and December 28, 2014 listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuickLogic Corporation at January 3, 2016, and the results of its operations and its cash flows for each of the two years ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, Valuation and Qualifying Accounts, as of and for the years ended January 3, 2016 and December 28, 2014 listed in Item 15(a)2, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP

San Jose, California
March 18, 2016

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,870	$19,136
Accounts receivable, net of allowances for doubtful accounts of $0	839	1,601
Inventories	2,017	2,878
Other current assets	1,123	1,312
Total current assets	18,849	24,927
Property and equipment, net	2,765	3,315
Other assets	230	219
TOTAL ASSETS	$21,844	$28,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$—
Trade payables	2,018	4,032
Accrued liabilities	1,580	1,482
Current portion of capital software lease obligations	209	281
Total current liabilities	9,807	5,795
Long-term liabilities:
Revolving line of credit	—	2,000
Capital software lease obligations, less current portion	—	208
Other long-term liabilities	49	133
Total liabilities	9,856	8,136
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 68,134 and 56,904 shares issued and outstanding as of January 1, 2017 and January 3, 2016, respectively	68	57
Additional paid-in capital	251,824	241,024
Accumulated deficit	(239,904)	(220,756)
Total stockholders' equity	11,988	20,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,844	$28,461

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2016	2015	2014

Statements of Operations:
Revenue	$11,421	$18,956	$27,845
Cost of revenue	7,648	11,411	16,796
Gross profit	3,773	7,545	11,049
Operating expenses:
Research and development	12,265	14,144	12,186
Selling, general and administrative	10,310	10,619	11,663
Restructuring costs	—	295	—
Loss from operations	(18,802)	(17,513)	(12,800)
Interest expense	(175)	(82)	(85)
Interest income and other expense, net	(106)	(107)	(126)
Loss before income taxes	(19,083)	(17,702)	(13,011)
Provision for income taxes	65	146	68
Net loss	$(19,148)	$(17,848)	$(13,079)
Net loss per share:
Basic	$(0.29)	$(0.32)	$(0.23)
Diluted	$(0.29)	$(0.32)	$(0.23)
Weighted average shares:
Basic	65,377	56,472	55,401
Diluted	65,377	56,472	55,401

Note: Net Loss equals to comprehensive loss for the fiscal years 2016, 2015 and 2014

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Years
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(19,148)	$(17,848)	$(13,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332	1,409	1,510
Shares issued to third parties for services provided	—	87	—
Stock-based compensation	1,584	1,941	2,242
Write-down of inventories	296	229	119
Write-off of equipment	368	8	5
Changes in operating assets and liabilities:
Accounts receivable	762	(49)	1,709
Inventories	565	1,845	(935)
Other assets	305	300	604
Trade payables	(1,337)	260	(2,002)
Accrued liabilities	124	(94)	(882)
Deferred income	(26)	26	—
Other long-term liabilities	(84)	57	(45)
Net cash used in operating activities	(15,259)	(11,829)	(10,754)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,954)	(346)	(1,046)
Proceeds from sale of equipment	—	—	2
Net cash used in investing activities	(1,954)	(346)	(1,044)
Cash flows from financing activities:
Payment of capital software lease obligations	(280)	(293)	(300)
Proceeds from issuance of common stock	11,127	910	6,638
Stock issuance costs	(1,197)	—	40
Taxes paid related to net settlement of equity awards	(703)	(356)	(1,936)
Borrowings from line of credit	4,000	1,000	—
Net cash provided by financing activities	12,947	1,261	4,442
Net (decrease) in cash and cash equivalents	(4,266)	(10,914)	(7,356)
Cash and cash equivalents at beginning of period	19,136	30,050	37,406
Cash and cash equivalents at end of period	$14,870	$19,136	$30,050
Supplemental disclosures of cash flow information:
Interest paid	$183	$77	$85
Income taxes paid	$128	$121	$48
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$209	$489	$416
Purchase of equipment included in accounts payable	$—	$977	$441
Issuance of restricted stock units for accrued compensation	$—	$—	$1,064
Stock warrants exercised in cashless transactions, net	$—	$—	$78
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2013	53,788	$54	$230,373	$(189,829)	$40,598
Common stock issued under stock plans and employee stock purchase plans	2,358	2	4,700	—	4,702
Adjustment of Common stock and Warrants issuance costs	—	—	40	—	40
Issuance of common stock from exercise of warrants	36	—	—	—	—
Stock-based compensation	—	—	3,306	—	3,306
Net loss	—	—	—	(13,079)	(13,079)
Balance at December 28, 2014	56,182	56	238,419	(202,908)	35,567
Common stock issued under stock plans and employee stock purchase plans	722	1	553	—	554
Stock-based compensation	—	—	2,052	—	2,052
Net loss	—	—	—	(17,848)	(17,848)
Balance at January 3, 2016	56,904	57	241,024	(220,756)	20,325
Common stock issued under stock plans and employee stock purchase plans	1,230	1	423	—	424
Private stock offering, net of issuance costs	10,000	10	8,793	—	8,803
Stock-based compensation	—	—	1,584	—	1,584
Net loss	—	—	—	(19,148)	(19,148)
Balance at January 1, 2017	68,134	$68	$251,824	$(239,904)	$11,988

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, ("QuickLogic", the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and Internet-of-Things or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

QuickLogic's fiscal year ends on the Sunday closest to December 31. Fiscal years 2016, 2015 and 2014 ended on January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of January 1, 2017, the Company's principal sources of liquidity consisted of its cash and cash equivalents of $14.9 million and an additional $6.0 million credit line is available for draw at the Company's election upon credit approval under its revolving line of credit arrangement with Silicon Valley Bank. The revolving line of credit will expire in September 2017 and the Company would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2017 will restrict the Company’s access to any additional cash draws from the revolving line of credit, and may require immediate repayment of the outstanding debt amounts. Additionally, the Company has an accumulated deficit of approximately $240 million, has experienced net losses in the past years and expects such losses to continue through at least the end of fiscal year 2017 as the Company continues to develop new products, applications and technologies.

On September 25, 2015, the Company entered into a Second Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million if the Company meets certain requirements in the debt agreement. On February 10, 2016, the Company entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify the covenants. See Note 5 for a description of the modified covenants. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 21, 2016, the Company issued 10.0 million shares of common stock at a price of $1.00 per share, $0.001 par value. The Company received net proceeds of approximately $8.8 million, after deducting underwriting commissions and other offering related expenses. The Company uses the net proceeds from the offering for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. The shares were offered pursuant to a shelf registration statement previously filed with the SEC, which was declared effective by the SEC on August 30, 2013, and as supplemented by a prospectus supplement dated March 17, 2016 filed with the Securities and Exchange Commission or SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On December 9, 2016, the Company filed a new shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's earlier shelf registration statement filed on July 31, 2013 expired on August 30, 2016.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months. The Company’s revolving line of credit with Silicon Valley Bank will expire in September 2017 and the Company would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2017 will restrict the Company’s access to any additional cash draws from the revolving line of credit, and may require immediate repayment of the outstanding debt amounts. Management believes that it is probable that the Company will be able to either renew the revolving line of credit or obtain alternative financing on the acceptable terms.

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

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank, assuming renewal of the line of credit or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2017, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, in the United States of America or US GAAP and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

For the twelve months ended January 1, 2017, the Company generated 33% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding revenue concentrations associated with our customers and distributors.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all short-term, highly liquid investments with an original or a remaining maturity at purchase of ninety days or less to be cash equivalents. The Company's investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company's investment portfolio consists of money market funds.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 18%, 17% and 18% of total operating expenses in 2016, 2015 and 2014 respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom and Korea in 2016, 2015 and 2014. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

The Company's semiconductor products have historically had an unusually long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as the Company pursues opportunities in the mobile market and continues to develop new solutions and products, the Company believes its product life cycle will be shorter which could increase the potential for obsolescence. A significant decrease in demand could result in an increase in excess inventory on hand. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or frequent new product developments could have a significant impact on the value of its inventory and its results of operations.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2016, 2015 and 2014 the Company wrote-off equipment with a net book value of $368,000, $8,000 and $5,000, respectively.

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

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. The Company records allowance for sales returns. Amounts recorded for sales returns were $93,000 and $19,000 for the years ended January 1, 2017 and January 3, 2016, respectively

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $51,000 in 2016, $60,000 in 2015, and were not material in 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of the amended authoritative guidance, and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of the Company's common stock on the date of grant. Equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Service based Performance awards are expensed on a straight-line basis over the vesting period. If performance conditions are other than service, an accelerated method of amortization is used, which treats each vesting tranche as a separate award over the expected life of the unit. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 10 for further details.

Accounting for Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on the Company's balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.

Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company's deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $79.2 million tax effected as of the end of 2016. The Company has also recorded a valuation allowance of $79.2 million, tax effected, as of the end of 2016 due to uncertainties related to the Company's ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all temporary changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss equaled to net loss for all periods presented.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In August 2014, the Financial Accounting Standards Board or FASB issued Accounting Standards Update or ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are currently commonly provided by entities in the financial statement footnotes. This ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this guidance prospectively with no material effect on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The Company has decided to early adopt ASU 2016-09 in Q4 2016 and has elected to continue to estimate their forfeiture rate rather than recognizing forfeitures as they occur. The ASU 2016-09 is considered to be effective from the beginning of the year of adoption. In the year of adoption, ASU 2016-09 requires that the cumulative effect adjustment be recorded to retained earnings. Due to the full valuation allowance, there is no cumulative effect adjustment to record. Excess windfall net operating loss carryforwards are converted into deferred tax net operating losses with a corresponding increase in valuation allowance as of the beginning of 2016; the year of adoption.

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB approved a one-year delay in the effective date by issuing ASU 2015-09, Revenue from Contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2015-11 on the consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

     In May 2016, the FASB issued ASU No. 2016-12, Revenue from contracts with customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This update among other things: (1) clarify the object of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior period reporting is not required to disclose the effect of the accounting change for the period of adoption. This amendment is effective for public entities for annual reports beginning after December 15, 2017, including interim periods therein. For nonpublic entities one year later. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity transfers of assets other than inventory. This update removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

For 2016, 2015 and 2014, 7.4 million shares, 7.6 million shares, and 7.0 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-BALANCE SHEET COMPONENTS

	January 1, 2017	January 3, 2016
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-process	1,538	1,720
Finished goods	479	1,158
	$2,017	$2,878
Other current assets:
Prepaid expenses	$960	$1,184
Other	163	128
	$1,123	$1,312
Property and equipment:
Equipment	$11,524	$14,531
Software	2,624	3,114
Furniture and fixtures	41	131
Leasehold improvements	708	714
	14,897	18,490
Accumulated depreciation and amortization	(12,132)	(15,175)
	$2,765	$3,315
Accrued liabilities:
Employee compensation related accruals	$1,222	$1,237
Other	358	245
	$1,580	$1,482

The Company recorded depreciation and amortization expense of $1.3 million, $1.4 million and $1.5 million for 2016, 2015 and 2014, respectively. Assets acquired under capital leases and included in property and equipment were $772,000 and $1.0 million at the end of 2016 and 2015, respectively. The Company recorded accumulated depreciation on leased assets of $515,000 and $503,000 as of the end of 2016 and 2015, respectively. As of January 1, 2017 and January 3, 2016,the capital lease obligation relating to these assets was $209,000 and $489,000 respectively.

NOTE 5-OBLIGATIONS

	January 1, 2017	January 3, 2016
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$6,000	$2,000
Capital software leases	209	489
	6,209	2,489
Current portion of debt and capital software lease obligations	(6,209)	(281)
Long term portion of debt and capital software lease obligations	$—	$2,208

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank ("The Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. Upon each advance, the Company can elect a prime rate advance, which is the prime rate plus the prime rate margin, or a LIBOR rate advance, which is LIBOR plus the LIBOR rate margin. As of January 1, 2017, the Company has $6.0 million of revolving debt outstanding with an interest rate of 3.75%.

On February 10, 2016, the Company entered into a Third Amendment to the Loan and Security Agreement with the Bank to amend certain covenants. As amended, the Company is required to maintain, beginning in the quarter ending March 31, 2016, (i) a tangible net worth of at least $12,000,000, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each month; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6,000,000; and (iii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 2.00 to 1.00, tested as of the last day of each month. Beginning with the second fiscal quarter of 2016, the tangible net worth requirement, is reduced as follows: For the quarter ending June 30, 2016, at least $10,000,000; for the quarter ending September 30, 2016, at least $8,000,000; for the quarter ending December 31, 2016, at least $6,000,000; for the quarter ending March 31, 2017, at least $4,000,000; for the quarter ending June 30, 2017, at least $8,000,000. Beginning with the third fiscal quarter of 2016, the Company is required to maintain a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.50 to 1.00 in the fiscal quarters ended September 30, 2016 and December 31, 2016 and of at least 1.25 to 1.00 in the fiscal quarters ended March 31, 2017 and June 30, 2017.

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Third Loan Agreement. Under the terms of the Loan Agreement, the Company must maintain (i) a tangible net worth of at least $12 million, plus (a) 50% of the proceeds from any equity issuance, plus (b) 50% of the proceeds from any investments, tested as of the last day of each fiscal quarter; (ii) unrestricted cash or cash equivalents at the Bank or Bank's affiliates at all times in an amount of at least $6 million; (iii) a ratio of quick assets to the results of (a) current liabilities minus (b) the current portion of deferred revenue, plus (c) the long-term portion of the obligations of at least 1.1-to-1 tested as of the last day of each month. These covenants were modified in the second and third amendments as explained above. The Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company was in compliance with the financial covenants of the Loan Agreement as of the end of the current reporting period.

Capital Leases

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of January 1, 2017, $89,000 was outstanding under the capital lease, all of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of January 1, 2017, $64,000 was outstanding under the capital lease, all of which was classified as a current liability.

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease will be $174,000. As of January 1, 2017, $56,000 was outstanding under this capital lease, all of which was classified as a current liability.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of January 3, 2016, $80,000 was outstanding under the capital lease, all of which was fully paid off in May 2016.

NOTE 6-FAIR VALUE MEASUREMENTS

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

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of January 1, 2017 and January 3, 2016 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of January 1, 2017				As of January 3, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$14,692	$1,338	$13,354	$—	$18,021	$2,137	$15,884	$—
Total assets	$14,692	$1,338	$13,354	$—	$18,021	$2,137	$15,884	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of January 1, 2017 and January 3, 2016.

NOTE 7-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2016	2015	2014
Income (loss) before income taxes:
U.S.	$(19,340)	$(17,897)	$(13,172)
Foreign	257	195	161
Income (loss) before income taxes	$(19,083)	$(17,702)	$(13,011)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$37	$—
State	(3)	2	—
Foreign	75	99	95
Subtotal	72	138	95
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(7)	8	(27)
Subtotal	(7)	8	(27)
Provision for income taxes	$65	$146	$68

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at January 1, 2017. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income or as an adjustment to paid-in capital, based on tax ordering requirements. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	January 1, 2017	January 3, 2016
Deferred tax assets:
Net operating losses	$53,924	$45,148
Capital losses	2,938	2,938
Accruals and reserves	1,875	1,732
Credits carryforward	5,080	5,831
Depreciation and amortization	14,415	12,738
Stock-based compensation	968	1,012
	79,200	69,399
Valuation allowances	(79,150)	(69,349)
Deferred tax asset	$50	$50
Deferred tax liability	—	—

A rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations is as follows:

	Fiscal Years
	2016	2015	2014
Income tax (benefit) at statutory rate	$(6,489)	$(5,962)	$(4,423)
State taxes	(3)	2	—
Stock compensation and other permanent differences	211	286	6
Foreign taxes	(19)	41	22
Benefit allocated from other comprehensive income (loss)	—	—	—
Future benefit of deferred tax assets not recognized	6,365	5,779	4,463
Provision for income taxes	$65	$146	$68

As of January 1, 2017, the Company had net operating loss carryforwards of approximately $148.7 million for federal and $57.4 million for state income tax purposes. If not utilized, these carryforwards will expire beginning in 2017 for federal and state purposes. The Company has decided to early adopt ASU 2016-09 in Q4 2016 and has elected to continue to estimate their forfeiture rate rather than recognizing forfeitures as they occur. The ASU 2016-09 is considered to be effective from the beginning of the year of adoption. In the year of adoption, ASU 2016-09 requires that the cumulative effect adjustment be recorded to retained earnings. Due to the full valuation allowance, there is no cumulative effect adjustment to record. Excess windfall net operating loss carryforwards are converted into deferred tax net operating losses with a corresponding increase in valuation allowance as of the beginning of 2016; the year of adoption.

The Company has research credit carryforwards of approximately $4.0 million for federal and $4.1 million for state income tax purposes as of January 1, 2017. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company's net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the event the Company has had a change of ownership, utilization of carryforwards could be restricted to an annual limitation. The annual limitation may result in the expiration of net operating loss carryforwards and credit carryforwards before utilization. The Company has not undertaken a study to determine if its net operating losses are limited. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $500,000 of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2016. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The additional net taxes due would be immaterial or would not have a material impact on the Company’s financial position and results of operation. If the Company decides to repatriate foreign earnings, the Company would need to adjust its income tax provision in the period in which it is determined that the earnings will no longer be indefinitely reinvested outside the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 1, 2017	January 3, 2016	December 28, 2014
Beginning balance of unrecognized tax benefits	$696	$516	$79
Additions for tax positions related to the prior year	1,204	(3)	330
Additions for tax positions related to the current year	150	199	162
Lapse of statues of limitations	(36)	(16)	(55)
Ending balance of unrecognized tax benefits	$2,014	$696	$516

Out of $2.0 million of unrecognized tax benefits, there were no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. For the twelve month period ended January 1, 2017, the Company does not have any interest accrued related to uncertain tax positions. As of January 1, 2017 and January 3, 2016 the Company had approximately $0 and $17,000, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is not currently under exam and the Company's historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, or IRS, and other tax authorities until the statute closes on the year in which such attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. As of January 1, 2017, fiscal years 2012 onward remain open to examination by the U.S. taxing authorities. The U.S. tax years from 1990 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

NOTE 8-STOCKHOLDERS' EQUITY

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

Issuance of Common Stock

On December 9, 2016, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's earlier shelf registration statement filed on July 31, 2013 expired on August 30, 2016. See below for the details of the previous shelf registration.

On July 31, 2013, the Company filed a shelf registration statement on Form S-3 under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on August 30, 2013 and expired on August 30, 2016. Under this shelf registration the Company issued Common stock in March 2016 and November 2016 as follows:

a) In March 2016, the Company issued an aggregate of 10,000,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.00 per share. The Company received net proceeds from the offering of approximately $8.8 million, net of underwriter's commission and other offering expenses of $1.2 million.

b) In November 2013, the Company issued an aggregate of 8,740,000 shares of common stock, $0.001 par value, in an underwritten public offering at a price of $2.90 per share. The Company received net proceeds from the offering of approximately $23.1 million, net of underwriter's commission and other offering expenses of $2.2 million.

As of January 1, 2017, 2.3 million warrants to purchase the Company's common stock were outstanding. The 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants will expire in June 2017. After August 2016, the warrants can only be exercised on a cashless basis.

NOTE 9-EMPLOYEE STOCK PLANS

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the Plan. As of January 1, 2017 approximately 10.2 million shares were reserved for issuance under the 2009 Plan. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of January 1, 2017, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

NOTE 10-STOCK-BASED COMPENSATION

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

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company's results of operations of recording stock-based compensation expense for fiscal years 2016, 2015, and 2014 was as follows (in thousands):

	Fiscal Years
	2016	2015	2014
Cost of revenue	$132	$109	$137
Research and development	658	826	924
Selling, general and administrative	794	1,064	1,181
Restructuring costs (1)	—	29	—
Total costs and expenses	$1,584	$2,028	$2,242

(1)Stock-based compensation related to restructuring plan initiated in the second quarter of fiscal year 2015.
No stock-based compensation was capitalized during any period presented above.

In 2016, the Company granted restricted stock units, or RSUs, to employees with various vesting terms. Total stock-based compensation related to RSUs was $953,000 in 2016. The Company issued net shares for the vested RSUs, withholding shares in settlement of employee tax withholding obligations. In 2016, the Company granted PRSUs to certain officers and cancelled PRSUs granted to certain employees in the prior year. Net credit received to stock-based compensation in 2016 due to the cancellation of PRSUs was $113,000.

The amount of stock-based compensation included in inventories at the end of 2016, 2015 and 2014 was not significant.

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2016	2015	2014
Expected term (years)	7.1	6.3	6.6
Risk-free interest rate	1.40%	1.75%	1.98%
Expected volatility	52%	56%	58%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

The weighted average estimated fair value for options granted during 2016, 2015 and 2014 was $0.46, $0.87, and $1.99 per option, respectively. As of the end of 2016, the fair value of unvested stock options, net of expected forfeitures, was approximately $1.6 million. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3.10 years.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan :

Shares Available for Grant
(in thousands)
Balance at January 3, 2016	2,929
Authorized	—
Options granted	(842)
Options forfeited or expired	1,129
RSUs granted	(1,629)
RSUs forfeited	789
PRSUs granted	(193)
PRSU's forfeited or expired	449
Balance at January 1, 2017	2,632

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for 2016, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2013	7,242	$2.62
Granted	428	3.51
Forfeited or expired	(219)	3.56
Exercised	(1,769)	2.57
Balance outstanding at December 28, 2014	5,682	2.67
Granted	225	1.64
Forfeited or expired	(521)	2.87
Exercised	(120)	0.98
Balance outstanding at January 3, 2016	5,266	2.64
Granted	842	0.86
Forfeited or expired	(1,129)	2.61
Exercised	—	—
Balance outstanding at January 1, 2017	4,979	$2.35	4.06	$586
Exercisable at January 1, 2017	4,078	$2.59	2.90	$199
Vested and expected to vest at January 1, 2017	4,740	$2.41	3.78	$473

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.39 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0, $83,000 and $3.7 million, respectively. Total cash received from employees as a result of employee stock option exercises during 2016, 2015 and 2014 was approximately $0, $117,000 and $4.5 million, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $486,000, $861,000, and $1.1 million for 2016, 2015, and 2014, respectively.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2016 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78 - $0.78	4	2.17	$0.78	5	$0.78
0.86 - 0.86	726	9.68	0.86	—	—
0.90 - 1.32	463	2.62	0.96	414	0.92
1.63 - 1.63	731	1.92	1.63	731	1.63
2.17 - 2.76	446	4.04	2.29	446	2.29
2.78 - 2.78	1,299	3.08	2.78	1,299	2.78
2.82 - 3.39	635	5.20	3.29	530	3.28
3.48 - 3.82	185	5.63	3.60	164	3.57
3.92 - 3.92	2	4.28	3.92	1	3.92
4.17 - 4.17	488	0.79	4.17	488	4.17
$0.78 - $4.17	4,979	4.06	$2.35	4,078	$2.59

Restricted Stock Units

RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. The stock-based compensation related to grants of vested RSUs was $953,000, $834,000, $854,000 in 2016, 2015 and 2014, respectively. In 2016, the Company cancelled PSU's issued to certain officers, which resulted in a credit of $113,000 to the stock-based compensation.

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2013	225	$3.17
Granted	947	3.74
Vested	(480)	3.86
Forfeited	(42)	—
Nonvested at December 28, 2014	650	3.47
Granted	1,128	1.46
Vested	(221)	1.42
Forfeited	(122)	—
Nonvested at January 3, 2016	1,435	2.30
Granted	1,822	0.97
Vested	(649)	1.07
Forfeited	(1,238)	—
Nonvested at January 1, 2017	1,370	$1.68

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2016, 2015 and 2014 was $0.62, $0.42 and $0.96, respectively. Sales under the ESPP were

732,000 shares of common stock at an average price of $0.81 for 2016, 458,000 shares of common stock at an average price of $1.26 for 2015, and 278,000 shares of common stock at an average price of $2.76 for 2014.

Under the 2009 ESPP, the Company issued 732,000 shares at an average price of $0.81 per share during 2016. As of January 1, 2017, 687,000 shares under the 2009 ESPP remained available for issuance. For 2016, the Company recorded compensation expenses related to the ESPP of $258,000, $232,000 and $255,000 in 2016, 2015 and 2014, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2016	2015	2014
Expected life (months)	6.1	6.0	6.0
Risk-free interest rate	0.97%	0.21%	0.07%
Volatility	59.3%	55%	49%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2016, the unrecognized stock-based compensation expense relating to the Company's ESPP was $97,000 and was expected to be recognized over a weighted average period of approximately 4.5 months.

NOTE 11-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2016	2015	2014
Revenue by product line (1) :
New products	$5,622	$12,020	$19,311
Mature products	5,799	6,936	8,534
Total revenue	$11,421	$18,956	$27,845
___________________________

(1)
 For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2016	2015	2014
Revenue by geography:
Asia Pacific (1)	$7,131	$12,650	$20,157
Europe	1,386	1,859	3,371
North America (2)	2,904	4,447	4,317
Total revenue	$11,421	$18,956	$27,845
__________________________
(1) Asia Pacific includes revenue from South Korea of $3.6 million or 31% of total revenue in 2016 and 8.3 million or 44% of total revenue in 2015.

(2)	North America includes revenue from the United States of $2.8 million or 25% of total revenue in 2016 and 4.3 million or 22% of total revenue in 2015.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2016	2015	2014
Distributor “A”	26%	23%	16%
Customer “B”	14%	13%	*
Customer "G"	33%	43%	52%
___________________________
* Represents less than 10% of revenue for the period presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	January 1, 2017	January 3, 2016
Distributor “A”	32%	24%
Distributor “B”	*	11%
Distributor "G"	11%	11%
Distributor "H"	13%	*
Distributor "I"	15%	*
Customer "G"	*	20%
Customer "H"	*	11%
Customer "I"	12%	*
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of January 1, 2017, less than 10% of the Company's long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 12-COMMITMENTS AND CONTINGENCIES

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2016 and 2015, the Company had $1.6 million and $1.4 million respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of January 1, 2017, total outstanding purchase obligations due within the next 12 months were $1.2 million.

The Company leases its primary facility under a non-cancelable operating lease that expires on December 31, 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2016, 2015 and 2014 was approximately $834,000, $878,000 and $947,000 respectively.

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2017	$800
2018	803
2019 and after	415
$2,018

NOTE 13-LITIGATION

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

NOTE 14-RESTRUCTURING CHARGES

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. The Company paid out the outstanding balance of $121,000 of restructuring charges in 2016. There were no new charges in 2016. The activities affecting the restructuring liabilities for the year ended January 1, 2017 and January 3, 2016 are summarized as follows:

Restructuring Liabilities
In Thousands
Balance at December 28, 2014	$—
Accruals	295
Payments and non-cash items adjustments	(166)
FX translation adjustment	(8)
Balance at January 3, 2016	121
Payments and non-cash items adjustments	(121)
Balance at January 1, 2017	$—

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016	January 3, 2016	September 27, 2015	June 28, 2015	March 29, 2015
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$2,945	$2,809	$2,717	$2,950	$3,630	$4,194	$4,973	$6,159
Cost of revenue	1,995	1,918	1,941	1,794	2,349	2,952	2,830	3,280
Gross profit (1)	950	891	776	1,156	1,281	1,242	2,143	2,879
Operating expenses:
Research and development	2,380	2,755	3,683	3,447	3,490	3,684	3,493	3,477
Selling, general and administrative	2,322	2,704	2,591	2,693	2,461	2,508	2,690	2,960
Restructuring Costs (2)	—	—	—	—	49	77	169	—
Loss from operations	(3,752)	(4,568)	(5,498)	(4,984)	(4,719)	(5,027)	(4,209)	(3,558)
Interest expense	(66)	(37)	(34)	(38)	(18)	(35)	(15)	(14)
Interest income and other expense, net	(43)	(41)	(15)	(7)	(9)	(39)	(33)	(26)
Loss before taxes	(3,861)	(4,646)	(5,547)	(5,029)	(4,746)	(5,101)	(4,257)	(3,598)
Provision for (benefit from) income taxes	(3)	(23)	27	64	100	(15)	21	40
Net loss	$(3,858)	$(4,623)	$(5,574)	$(5,093)	$(4,846)	$(5,086)	$(4,278)	$(3,638)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.07)	$(0.08)	$(0.09)	$(0.09)	$(0.09)	$(0.08)	$(0.06)
Weighted average shares:
Basic and Diluted	67,941	67,781	67,415	58,371	56,729	56,588	56,359	56,190
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

None.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2017 our disclosure controls and procedures were effective.

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

Because of its inherent limitations, cost-effective internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of January 1, 2017 our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of January 1, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2017 Annual Meeting of Stockholders and will be filed not later than 120  days after the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by Moss Adams LLP and BDO USA, LLP during Fiscal Years 2016 and 2015" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2016	$—	$—	$—	$—
Fiscal Year 2015	$—	$—	$—	$—
Fiscal Year 2014	$—	$—	$—	$—

Allowance for Deferred Tax Assets:
Fiscal Year 2016	$69,349	$9,801	$—	$79,150
Fiscal Year 2015	$66,618	$2,731	$—	$69,349
Fiscal Year 2014	$63,528	$3,090	$—	$66,618

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Form of Common Stock Warrant.
10.1(5)	Form of Indemnification Agreement for directors and executive officers.
10.2(1,5)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Orchard Moffet Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.2.1 (6)	Second Amendment to Lease Agreement between NetApp, Inc. (as successor-in-interest to Orchard Moffett Investors and Kairos, LLC,) and QuickLogic Corporation effective September 25, 2008.

10.2.2 (7)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.2.3 (8)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.2.4 (11)	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.
10.3(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.4 (9)	Form of Change of Control Severance Agreement.
10.5(9)	Form of Change of Control Severance Agreement for Chief Executive Officer
10.6(10)	2005 Executive Bonus Plan, as restated.
10.7(11)	QuickLogic Corporation 2009 Stock Plan.
10.8(11)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.9(12)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.10(12)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.11(12)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.12(13)	Form of Subscription Agreement.
10.13(14)	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2014.
10.13.1(15)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
10.13.2 (16)	Second Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2015.
10.13.3 (17)	Third Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective February 10, 2016.
10.14	Consulting Agreement between QuickLogic Corporation and Andrew J. Pease, dated July 6, 2016.
21	Subsidiaries of the registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO USA, LLP Independent Registered Public Accounting Firm
24	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to QuickLogic's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005).

(3)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(4)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(5)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(8)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(9)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(11)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 3, 2015 (Commission File No. 000-22671).

(12)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(14)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on July 2, 2014.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2015.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on February 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 9, 2017.

QUICKLOGIC CORPORATION

By:	/S/ Brian C. Faith
Brian C. Faith President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian C. Faith and Suping (Sue) Cheung and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ BRIAN C. FAITH Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 9, 2017

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 9, 2017

/s/ ANDREW J. PEASE Andrew J. Pease	Director	March 9, 2017

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 9, 2017

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 9, 2017

/s/ DANIEL A. RABINOVITSJ Daniel A. Rabinovitsj	Director	March 9, 2017

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 9, 2017

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 9, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Bylaws of the Registrant.
3.3 (3)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2 (4)	Form of Common Stock Warrant.
10.1 (5)	Form of Indemnification Agreement for directors and executive officers.
10.2 (1,5)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Orchard Moffet Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.2.1 (6)	Second Amendment to Lease Agreement between NetApp, Inc. (as successor-in-interest to Orchard Moffett Investors and Kairos, LLC,) and QuickLogic Corporation effective September 25, 2008.
10.2.2 (7)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.2.3 (8)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.2.4 (11)	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.
10.3 (1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.4.9 (9)	Form of Change of Control Severance Agreement.
10.5 (9)	Form of Change of Control Severance Agreement for Chief Executive Officer
10.6 (10)	2005 Executive Bonus Plan, as restated.
10.7 (11)	QuickLogic Corporation 2009 Stock Plan.
10.8 (11)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.9 (12)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.10 (12)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.11 (12)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.12 (13)	Form of Subscription Agreement.
10.13(14)	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2014.
10.13.1(15)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
10.13.2 (16)	Second Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2015.
10.13.3 (17)	Third Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective February 10, 2016.
10.14	Consulting Agreement between QuickLogic Corporation and Andrew J. Pease, dated July 6, 2016.”
21	Subsidiaries of the registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO USA, LLP Independent Registered Public Accounting Firm
24	Power of Attorney.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to QuickLogic's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005.

(3)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(4)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(5)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(8)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(9)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(11)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 3, 2015 (Commission File No. 000-22671).

(12)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(14)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on July 2, 2014.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2015.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on February 10, 2016.