Form 10-Q
period 2017-04-02
QUICKLOGIC CORPORATION
filed 2017-05-11
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2017
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 5, 2017, the registrant had outstanding 79,561,420 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
April 2, 2017

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,674	$14,870
Accounts receivable, net of allowances for doubtful accounts of $0 in both periods	1,807	839
Inventories	2,861	2,017
Other current assets	977	1,123
Total current assets	32,319	18,849
Property and equipment, net	2,566	2,765
Other assets	233	230
TOTAL ASSETS	$35,118	$21,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	2,498	2,018
Accrued liabilities	2,016	1,580
Deferred revenue	317	—
Current portion of capital lease obligations	171	209
Total current liabilities	11,002	9,807
Long-term liabilities:
Capital lease obligations, less current portion	42	—
Other long-term liabilities	45	49
Total liabilities	11,089	9,856
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 79,561 and 68,134 shares issued and outstanding as of April 2, 2017 and January 1, 2017, respectively	79	68
Additional paid-in capital	267,419	251,824
Accumulated deficit	(243,469)	(239,904)
Total stockholders' equity	24,029	11,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,118	$21,844

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenue	$3,170	$2,950
Cost of revenue	1,797	1,794
Gross profit	1,373	1,156
Operating expenses:
Research and development	2,427	3,447
Selling, general and administrative	2,414	2,693
Total operating expenses	4,841	6,140
Loss from operations	(3,468)	(4,984)
Interest expense	(61)	(38)
Interest income and other (expense), net	—	(7)
Loss before income taxes	(3,529)	(5,029)
Provision for income taxes	36	64
Net loss	$(3,565)	$(5,093)
Net loss per share:
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)
Weighted average shares:
Basic	68,794	58,371
Diluted	68,794	58,371

Note: Net Loss equals to comprehensive loss for the quarters ended April 2, 2017 and April 3, 2016.

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net loss	$(3,565)	$(5,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	312
Stock-based compensation	318	562
Write-down of inventories	104	3
Changes in operating assets and liabilities:
Accounts receivable	(968)	46
Inventories	(948)	(455)
Other assets	183	240
Trade payables	267	(414)
Accrued liabilities	75	348
Deferred revenue	317	—
Other long-term liabilities	(4)	(6)
Net cash used in operating activities	(3,866)	(4,457)
Cash flows from investing activities:
Capital expenditures for property and equipment	(15)	(1,051)
Net cash used in investing activities	(15)	(1,051)
Cash flows from financing activities:
Payment of debt and capital lease obligations	(122)	(75)
Proceeds from line of credit	—	1,000
Proceeds from issuance of common stock	17,069	10,000
Stock issuance costs	(1,242)	(1,200)
Taxes for net issuance of stock awards	(20)	(51)
Net cash provided by financing activities	15,685	9,674
Net increase in cash and cash equivalents	11,804	4,166
Cash and cash equivalents at beginning of period	14,870	19,136
Cash and cash equivalents at end of period	$26,674	$23,302

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$213	$414
Purchase of equipment included in accounts payable	$15	$385

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC semiconductor solutions, embedded software, and eFPGA IP licensing solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2017, which was filed with the Securities and Exchange Commission or SEC on March 9, 2017. Operating results for the three months ended April 2, 2017 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2017 and for 2016 ended on Sunday, April 2, 2017 and April 3, 2016, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of April 2, 2017, the Company's principal sources of liquidity consisted of cash and cash equivalents of $26.7 million and $6.0 million available credit at Company's election under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. The Company has drawn down $6.0 million currently available credit under its revolving line of credit.

On September 25, 2015, the Company entered into a Second Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. On February 10, 2016, the Company entered into a Third Amendment to the Third and Restated Loan and Security Agreement to further modify the covenants. See Note 5 for a description of the modified covenants. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 28, 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. The Company received net proceeds of approximately $15.8 million, after deducting underwriting commissions and other offering related expenses. The Company expects to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the Securities and Exchange Commission, or SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months from the date the condensed unaudited consolidated financial statements as of and for the three-month period ended April 2, 2017 are available to be issued.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its Sensor Processing solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank, assuming renewal of the line of credit or the Company entering into a new debt agreement with an alternative lender prior to the expiration of this existing revolving line of credit in September 2017, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

For the three months ended April 2, 2017, the Company generated 22% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the three months ended April 2, 2017, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC, on March 9, 2017. In the first quarter of 2017, the Company started recognizing revenue from licensing eFPGA Intellectual Property, or IP. Following is the Company's revenue recognition policy for IP licensing.

The Company accounts for its IP license revenues and related services in accordance with FASB ASC No. 985-605, “Software Revenue Recognition.” Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application.The Company’s IP license agreement contains multiple elements including post-contract customer support. For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (“VSOE”) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties including substantive renewal rate as stated in the agreement. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.

As the IP license agreement entered into during the quarter ended April 2, 2017 is the first such revenue agreement, no VSOE exists for any of the elements. Accordingly, the Company is recognizing revenue associated with this contract ratably over the performance period.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In July 2015, the Financial Accounting Standards Board or FASB issued Accounting Standards Update or ASU 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment applies to inventory valued at first-in, first-out or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance prospectively with no material effect on the consolidated financial statements.

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

Other new accounting pronouncements are disclosed on the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 9, 2017.

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

The following shares were not included in the calculation of diluted net loss per share for the three months ended April 2, 2017 and April 3, 2016: (i) 7.3 million and 7.5 million of common shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan, respectively, and (ii) warrants to purchase up to 2.3 million shares of common stock as of April 2, 2017 and April 3, 2016, respectively. These shares were not included as they were considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following provides details relating to certain balance sheet accounts as of April 2, 2017, and January 1, 2017:

	As of
	April 2, 2017	January 1, 2017
	(in thousands)
Inventories:
Work-in-process	$2,239	$1,538
Finished goods	622	479
	$2,861	$2,017
Other current assets:
Prepaid expenses	$836	$960
Other	141	163
	$977	$1,123
Property and equipment:
Equipment	$11,552	$11,524
Software	2,749	2,624
Furniture and fixtures	41	41
Leasehold improvements	708	708
	15,050	14,897
Accumulated depreciation and amortization	(12,484)	(12,132)
	$2,566	$2,765

Accrued liabilities:
Employee related accruals	$1,632	$1,222
Other	384	358
	$2,016	$1,580

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Financing Obligations

The following provides details relating to the Company’s financing obligations as of April 2, 2017 and January 1, 2017:

	As of
	April 2, 2017	January 1, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$6,000	$6,000
Capital leases	213	209
	6,213	6,209
Current portion of debt and capital lease obligations	(6,171)	(6,209)
Long term portion of debt and capital lease obligations	$42	$—

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank (the "Bank"). The terms of the Loan Agreement include a $6.0 million revolving line of credit available through September 25, 2017, subject to increases at the Company's election of up to $12 million. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the first quarter ended April 2, 2017, the Company had $6.0 million of revolving debt outstanding with an interest rate of 3.94%.

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

Capital Leases

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,300 through February 15, 2019, for a total of $132,800. As of April 2, 2017, $82,000 was outstanding under the capital lease, $40,000 of which was classified as a current liability.

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of April 2, 2017, $67,000 was outstanding under the capital lease, all of which was classified as a current liability.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. As of April 2, 2017, $64,000 was outstanding under the capital lease, all of which was classified as a current liability.

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease was $174,000. The lease was fully paid off in January 2017.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through April 2016, for a total of $252,000. As of April 2, 2017, there was no balance outstanding.

Note 6 — Fair Value Measurements

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of April 2, 2017 and January 1, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	April 2, 2017				January 1, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$26,152	$16,285	$9,867	$—	$14,692	$1,338	$13,354	$—
Total assets	$26,152	$16,285	$9,867	$—	$14,692	$1,338	$13,354	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of April 2, 2017 and January 1, 2017.

Note 7 - Stockholders' Equity

Common Stock and Preferred Stock

As of April 2, 2017, the Company is authorized to issue 100 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

On April 26, 2017, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from one hundred million (100,000,000) to two hundred million (200,000,000). The proposal for the amendment was approved by the Company’s stockholders at its 2017 Annual Meeting of Stockholders held on April 26, 2017.

Issuance of Common Stock and Warrants

On December 6, 2016, the Company filed a shelf registration statement on Form S-3 as amended on March 15, 2017, under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on March 16, 2017.

Under the above shelf registration, in March 2017, the Company issued an aggregate of 11.3 million shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.50 per share. The Company received net proceeds from this offering of approximately $15.8 million, net of underwriter's commission and other offering expenses.

In March 2016, the Company issued an aggregate of 10.0 million shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.00 per share under the shelf registration that was effective on August 30, 2013 and expired on August 30, 2016. The Company received net proceeds from the offering of approximately $8.8 million, net of underwriter's commission and other offering expenses.

As of April 2, 2017, 2.3 million warrants were outstanding. The 2.3 million warrants with a strike price of $2.98 were issued in conjunction with a June 2012 financing. These warrants will expire in June 2017 and can only be exercised on a cashless basis.

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and approved by the Company's stockholders on April 23, 2015 to, among other things, reserve an additional 2.5 million shares of common stock for issuance under the 2009 Plan. As of April 2, 2017, approximately 10.2 million shares were reserved for issuance under the 2009 Plan. On April 26, 2017, Company's stockholders among other things, approved to reserve an additional 1.5 million shares of common stock for issuance under the 2009 Plan.

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

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. In January 2015, the 2009 ESPP was amended by the Board of Directors and approved by the Company's stockholders on April 23, 2015 to reserve an additional 1.0 million shares of common stock for issuance under the 2009 ESPP. As of April 2, 2017, approximately 3.3 million shares were reserved for issuance under the 2009 ESPP Plan. On April 26, 2017, Company's stockholders among other things, approved to reserve an additional 1.5 million shares of common stock for issuance under the 2009 ESPP Plan.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 2, 2017 and April 3, 2016 was as follows (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Cost of revenue	$33	$38
Research and development	139	291
Selling, general and administrative	146	233
Total costs and expenses	$318	$562

 No stock-based compensation was capitalized during any period presented above.

No stock options were granted in the first quarter of 2017 and 2016. As of April 2, 2017 and April 3, 2016, the fair value of unvested stock options, net of expected forfeitures, was approximately $413,000 and $656,000, respectively. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.91 years.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the three months ended April 2, 2017:

Shares Available for Grant
(in thousands)
Balance at January 1, 2017	2,632
Options forfeited or expired	80
RSUs granted	(136)
RSUs forfeited or expired	101
Balance at April 2, 2017	2,677

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the first three months of 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2017	4,979	$2.35
Forfeited or expired	(80)	$3.01
Exercised	(53)	1.31
Balance outstanding at April 2, 2017	4,846	$2.35	3.88	$1,136
Exercisable at April 2, 2017	3,976	$2.61	2.74	$449
Vested and expected to vest at April 2, 2017	4,685	$2.39	3.70	$999

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.78 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The total intrinsic value of options exercised during the first three months of 2017 and 2016 was $27,000 and $0, respectively. Total cash received from employees as a result of employee stock option exercises during the first three months of 2017 and 2016 was approximately $70,000 and $0 respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $62,000 for the three months ended April 2, 2017.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $156,000 and $0 for the three months ended April 2, 2017, respectively. As of April 2, 2017 and April, 3, 2016, there was $1.0 million and $1.7 million, respectively, in unrecognized compensation expense related to RSUs and PRSUs.

A summary of activity for the Company's RSUs and PRSUs for the three months ended April 2, 2017 and information regarding RSUs and PRSUs outstanding and expected to vest as of April 2, 2017 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2017	1,370	$1.68
Granted	136	1.70
Vested	(52)	1.72
Forfeited	(101)	—
Nonvested at April 2, 2017	1,353	$1.68

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarters of 2017 and 2016 was $0.23 and $0.38 per right, respectively.

As of April 2, 2017, 687,000 shares remained available for issuance under the 2009 ESPP. For the three months ended April 2, 2017, the Company recorded stock-based compensation expense related to the 2009 ESPP of $67,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	April 2, 2017	April 3, 2016
Expected term (months)	6.00	6.00
Risk-free interest rate	0.57%	0.31%
Volatility	48.69%	57.16%
Dividend yield	—	—

As of April 2, 2017, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $31,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 10 — Income Taxes

In the first quarters of 2017 and 2016, the Company recorded a net income tax expense of $36,000 and $64,000, respectively. The income tax expense for the first quarters of 2017 and 2016 relates to income taxes from the Company's foreign operations.

Based on the available objective evidence, management believes it is more likely than not that the Company's US domestic net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenue by product line (1):
New products	$1,912	$1,492
Mature products	1,258	1,458
Total revenue	$3,170	$2,950
_________________

(1)                       For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers. eFPGA IP license revenue is also included in new product revenue.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenue by geography:
Asia Pacific (1)	$1,733	$1,727
North America (2)	1,133	819
Europe	304	404
Total revenue	$3,170	$2,950
___________

(1)     Asia Pacific includes revenue from South Korea of $542,000, or 17%, of total revenue and $1.1 million, or 37%, of total revenue for the quarters ended April 2, 2017 and April 3, 2016, respectively.
(2)        North America includes revenue from the United States of $1.1 million, or 35%, of total revenue and $802,000 or 27%, for the quarters ended April 2, 2017 and April 3, 2016, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 2, 2017	April 3, 2016
Distributor "A"	30%	28%
Distributor "E"	10%	*
Customer "B"	*	18%
Customer "G"	22%	35%
Customer "H"	13%	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 2, 2017	January 1, 2017
Distributor "A"	35%	32%
Distributor "G"	*	11%
Distributor "H"	*	13%
Distributor "I"	*	15%
Customer "G"	15%	*
Customer "I"	*	12%
Customer "K"	26%	*

*	Represents less than 10% of accounts receivable as of the date presented.

As of April 2, 2017, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of April 2, 2017, and January 1, 2017, the Company had $1.5 million and $1.6 million respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of April 2, 2017, total outstanding purchase obligations for other goods and services were $882,000, all of which are due within the next twelve months, except for $2,000 relating to capital lease maintenance commitment.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the first quarters of 2017 and 2016 was approximately $211,000 and $198,000, respectively.

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

The following discussion should be read in conjunction with the attached condensed unaudited consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2017, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2017. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We enable OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Tablet and IoT devices. We deliver these benefits through industry leading ultra-low power customer programmable SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our Field Programmable Gate Array, or FPGA technology for use in other semiconductor companies SoCs.

We are also a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, as well as FPGAs, software drivers, associated design software and programming hardware, and, eFPGA IP called ArcticPro. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

Our semiconductor solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP, custom logic, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IPs range from those that enable always-on context-aware sensor applications, such as our FFE, and our Sensor Manager and Communications Manager technologies, to IP that (i) improves multimedia content, such as our VEE technology, and DPO; and (ii) implements commonly used mobile system interfaces, such as LVDS, MIPI, and SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and IPs, providing custom logic, integrating the logic, programming the device with the IPs and/or firmware, providing software drivers or application software required for the customer's application, and supporting the customer on-site during integration, verification and testing.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven by silicon solutions and eFPGA IP and therefore our solutions revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms and IPs. The gross margin associated with our solutions is generally lower than the gross margin of our FPGA products, which is primarily due to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with our solutions. The gross margin from our eFPGA IP licensing is generally higher than the gross margins of our semiconductor device due to the nature of IP having a lower cost of sales. We started recognizing revenue from eFPGA IP licensing from the first quarter of 2017.

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

During the first quarter of 2017, we generated total revenue of $3.2 million. This represents an increase of 8% from the prior quarter and an increase of 7% from the first quarter of 2016. Our new product revenue was $1.9 million, an increase of 20% from the prior quarter and an increase of 28% from the first quarter of 2016. The sequential and year over year increase was primarily due to an increase of revenue from our connectivity product ECLIPSE II and new eFPGA IP license revenue. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.
For the first quarter of 2017, revenue generated from Samsung accounted for 37% of our new product revenue and 22% of our total revenue compared to 53% and 29%, respectively, for the fourth quarter of 2016. During the first quarter of 2017, we shipped new products into the tablet, smartphone and mobile enterprise markets. Our mature product revenue was $1.3 million, a decrease of 7% from the prior quarter and 14% from the first quarter of 2016. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions designed using our ArcticLink 3 S2 and EOSTM S3 platforms, derivative products based on software-driven features, and the development of additional new products and solution platforms. Overall, we reported a net loss of $3.6 million for the first quarter of 2017 compared to a net loss of $5.1 million for the first quarter of 2016. The decrease of loss was primarily due to strategic re-alignment measures we initiated in the second half of 2016 through first quarter of 2017 and the improved gross margins due to better product mix, which includes new IP license revenue.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 2, 2017, there were no changes in our critical

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. From the first quarter of 2017, we started recognizing revenue from licensing of eFPGA IP. See Note 2 for the Company's IP licensing revenue recognition policy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 2, 2017	April 3, 2016
Revenue	100%	100%
Cost of revenue	57%	61%
Gross profit	43%	39%
Operating expenses:
Research and development	77%	117%
Selling, general and administrative	76%	91%
Loss from operations	(110)%	(169)%

Interest expense	(2)%	(1)%
Interest income and other (expense), net	—%	—%
Loss before income taxes	(112)%	(170)%
Provision for income taxes	1%	2%
Net loss	(113)%	(172)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended April 2, 2017 and April 3, 2016

Revenue

The table below sets forth the changes in revenue for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2017		April 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,912	60%	$1,492	51%	$420	28%
Mature products	1,258	40%	1,458	49%	(200)	(14)%
Total revenue	$3,170	100%	$2,950	100%	$220	7%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes.  eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $420,000 increase in new product revenue was primarily due to increased shipment of display bridge product of ArcticLink III , a portion of new eFPGA IP license revenue recognized and increased shipment of connectivity products. Revenue from Samsung in the first quarter of 2017 was $701,000 compared to $1.0 million in the first quarter of 2016. The $200,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will decline over time.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2017		April 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,170	100%	$2,950	100%	$220	7%
Cost of revenue	1,797	57%	1,794	61%	3	—%
Gross Profit	$1,373	43%	$1,156	39%	$217	19%

The $217,000 or 4% increase in gross profit was primarily due to the generation of IP license revenue which has high gross margin and better product mix. In the first quarter of 2017, matured products consisted 40% of total revenue compared to 49% in the first quarter of 2016. The sale of previously reserved inventory was $26,000 and $29,000 in the first quarters of 2017 and 2016, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and develop new solutions and products, our product life cycle will be shorter and the risk of obsolescence will increase.

In accordance with new accounting standard ASU 2015-11, Inventory, which came into effect in the first quarter of 2017, we review the cost of inventories and purchase commitments against estimated net realizable value (previously market value) and record a lower of cost or net realizable value (previously market value) for inventories that have a cost in excess of net realizable value (previously market value). This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

implementation of this new accounting standard has no impact on our gross margins or financial statements. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers.

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2017		April 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,427	77%	$3,447	117%	$(1,020)	(30)%
SG&A expense	2,414	76%	2,693	91%	(279)	(10)%
Total operating expenses	$4,841	153%	$6,140	208%	$(1,299)	(21)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $1.0 million decrease in R&D expenses in the first quarter of 2017, as compared to the first quarter of 2016, was primarily attributable to our strategic re-alignment measures implemented in the second quarter of 2016 through the first quarter of 2017, which resulted in reduction of compensation-related costs by $664,000 including stock based compensation and other operating expenses of approximately $330,000.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $279,000 decrease in SG&A expenses in the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to a decrease of compensation related costs, including stock based compensation expenses as a result of our strategic re-alignment measures implemented in the second half of 2016.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and net interest income and other expense, for the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	April 2, 2017	April 3, 2016	Amount	Percentage
Interest expense	$(61)	$(38)	$23	(61)%
Interest income and other (expense), net	—	(7)	(7)	100%
	$(61)	$(45)	$16	(36)%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for Income Taxes

The table below sets forth the changes in the income tax provision for the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	April 2, 2017	April 3, 2016	Amount	Percentage
Provision for income taxes	$36	$64	$(28)	(44)%

The income tax provisions for the first quarters of 2017 and 2016 were primarily from our foreign subsidiaries, which are cost plus entities.

As of April 2, 2017, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, private equity investments, capital and operating leases, a revolving line of credit and cash flows from operations. As of April 2, 2017, our principal sources of liquidity consisted of our cash and cash equivalents of $26.7 million and $6.0 million at our election in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 25, 2017. As of the date hereof, we have drawn down $6.0 million currently available credit under its revolving line of credit. Additionally, we have an accumulated deficit of approximately $243 million and experienced net losses in the past years and expect such losses to continue through at least the current fiscal year ending December 31, 2017, as we continue to develop new products, applications and technologies.

On September 25, 2015, we entered into a Second Amendment to the Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at our election of up to $12.0 million and also modified some of the financial covenants. On February 10, 2016, we entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement to further modify certain financial covenants. See Note 5 to the Consolidated Financial Statements for more details on these agreements.

On March 28, 2017, we issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. We received net proceeds of approximately $15.8 million, after deducting underwriting commissions and other offering related expenses. We expect to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions.. These shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 17, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017 filed with the pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As of April 2, 2016, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of April 2, 2017, our interest-bearing debt consisted of $213,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $622,000 and $544,000 at April 2, 2017 and January 1, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	April 2, 2017	April 3, 2016
Net cash used in operating activities	$(3,866)	$(4,457)
Net cash used in investing activities	(15)	(1,051)
Net cash provided by financing activities	15,685	9,674

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Net cash used in operating activities

Net cash used in operating activities was $3.9 million in the first three months of 2017. The cash used in operating activities was a result of the net loss of $3.6 million and changes in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $777,000. Non-cash charges consisted primarily of stock-based compensation of $318,000, depreciation and amortization of $355,000, and a write-down of inventory of $104,000. The cash used by changes in operating assets and liabilities was mostly due to an increase in inventory of $948,000 to build up new product inventory, an increase in trade receivable of $968,000 due to timing of shipments, which was partially offset by an increase of trade payables by $267,000, an increase of other liabilities of $75,000, and a decrease of other assets by $183,000.

Net cash used in operating activities was $4.5 million in the first three months of 2016. The cash used for operating activities was a result of the net loss of $5.1 million, and changes in operating assets and liabilities of $241,000, partially offset by $877,000 of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $562,000, depreciation and amortization of $312,000, and a write-down of inventory of $3,000. The cash used in operating assets and liabilities was mostly due to an increase in inventories of $455,000 to support forecasted shipments of ArcticLink III product and a decrease of trade payable $414,000 due to timing of the payment cycle, which was partially offset by increased accrued liabilities of$348,000 due to two weeks salaries accrual compared to one week accrual in the prior quarter, a decrease in other current assets of $240,000, which was primarily due to deferred charges resulted from the advance billings by vendors, and a decrease in trade receivable of $46,000 due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities in the first three months of 2017 was $15,000, which was primarily due to cash used to pay computer and test equipment associated with the EOSTM S3 hardware and software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $437,000 during the remainder of 2017 fiscal year.

Net cash used for investing activities in the first three months of 2016 was $1.1 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware and software development and production.

Net cash provided by financing activities

Net cash provided by financing activities was $15.7 million in the three months of 2017, which was primarily derived from the net proceeds of $15.8 million related to the issuance of 11.3 million shares of common stock in March, 2017 pursuant to a shelf registration statement that became effective on March 16, 2017, and proceeds of $70,000 from the issuance of common stock under our equity plans, which was partially offset by scheduled repayments of $122,000 for lease obligations.

Net cash provided by financing activities was $9.7 million in the first three months of 2016, primarily derived from the net proceeds related to the issuance of 10.0 million common stock pursuant to a shelf registration statement previously filed with SEC, and proceeds from the line of credit of $1.0 million, which was partially offset by scheduled repayments of lease obligations of $75,000 and tax withholding payments of $51,000 under our stock plans.

We currently use our cash to fund capital expenditures and operating losses. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility with Silicon Valley Bank, and proceeds received from our sale of common stock in March 2017, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the condensed unaudited consolidated financial statements as of and for the three-month period ended April 2, 2017 are available to be issued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 2, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$1,873	$847	$812	$214
Wafer purchases (1)	1,472	1,472	—	—
Other purchase commitments	882	880	2	—
Total contractual cash obligations	4,227	3,199	814	214
Other commercial commitments (2):
Revolving line of credit	6,000	6,000	—	—
Capital lease obligations (3)	213	171	42	—
Total commercial commitments	6,213	6,171	42	—
Total contractual obligations and commercial commitments	$10,440	$9,370	$856	$214
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $1.5 million include firm purchase commitments as of April 2, 2017.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of April 2, 2017.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and expected effects on the results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2017 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 22% and 14% of total operating expenses for the first three months of 2017 and 2016, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $104,000 in the first three months of 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 2, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our 2016 Annual Report on Form 10-K for the year ended January 1, 2017, filed with the SEC on March 9, 2017, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of QuickLogic Corporation filed with the Secretary of State of Delaware as of April 27, 2017.
10.1	2009 Stock Plan, as amended
10.2	2009 Employee Stock Purchase Plan, as amended.
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	May 11, 2017	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of QuickLogic Corporation filed with the Secretary of State of Delaware as of April 27, 2017.
10.1	2009 Stock Plan, as amended
10.2	2009 Employee Stock Purchase Plan, as amended.
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________