Form 10-Q
period 2017-07-02
QUICKLOGIC CORPORATION
filed 2017-08-10
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of August 4, 2017, the registrant had outstanding 80,111,394 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
July 2, 2017

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,234	$14,870
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	1,051	839
Inventories	3,322	2,017
Other current assets	868	1,123
Total current assets	27,475	18,849
Property and equipment, net	2,529	2,765
Other assets	236	230
TOTAL ASSETS	$30,240	$21,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	1,227	2,018
Accrued liabilities	1,648	1,580
Deferred revenue	79	—
Current portion of capital lease obligations	167	209
Total current liabilities	9,121	9,807
Long-term liabilities:
Capital lease obligations, less current portion	129	—
Other long-term liabilities	35	49
Total liabilities	9,285	9,856
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized as of July 2, 2017 and January 1, 2017, respectively; 80,103 and 68,134 shares issued and outstanding as of July 2, 2017 and January 1, 2017, respectively	80	68
Additional paid-in capital	267,951	251,824
Accumulated deficit	(247,076)	(239,904)
Total stockholders' equity	20,955	11,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,240	$21,844

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue	$3,026	$2,717	$6,196	$5,667
Cost of revenue	1,646	1,941	3,443	3,735
Gross profit	1,380	776	2,753	1,932
Operating expenses:
Research and development	2,319	3,683	4,746	7,130
Selling, general and administrative	2,614	2,591	5,028	5,284
Total operating expenses	4,933	6,274	9,774	12,414
Loss from operations	(3,553)	(5,498)	(7,021)	(10,482)
Interest expense	(21)	(34)	(82)	(72)
Interest income and other (expense), net	1	(15)	1	(22)
Loss before income taxes	(3,573)	(5,547)	(7,102)	(10,576)
Provision for income taxes	34	27	70	91
Net loss	$(3,607)	$(5,574)	$(7,172)	$(10,667)
Net loss per share:
Basic	$(0.05)	$(0.08)	$(0.10)	$(0.17)
Diluted	$(0.05)	$(0.08)	$(0.10)	$(0.17)
Weighted average shares:
Basic	79,799	67,415	74,327	62,893
Diluted	79,799	67,415	74,327	62,893

Note: Net loss equals to comprehensive loss for the three and six-month periods ended July 2, 2017 and July 3, 2016.

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net loss	$(7,172)	$(10,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	709	631
Stock-based compensation	665	1,001
Write-down of inventories	104	235
Write-off of equipment	—	312
Changes in operating assets and liabilities:
Accounts receivable	(212)	116
Inventories	(1,409)	325
Other assets	265	357
Trade payables	(846)	(1,816)
Accrued liabilities	73	(43)
Deferred revenue	79	—
Other long-term liabilities	(14)	(13)
Net cash used in operating activities	(7,758)	(9,562)
Cash flows from investing activities:
Capital expenditures for property and equipment	(48)	(1,513)
Net cash used in investing activities	(48)	(1,513)
Cash flows from financing activities:
Payment of capital lease obligations	(299)	(238)
Proceeds from line of credit	6,000	2,000
Payment of line of credit	(6,000)	—
Proceeds from issuance of common stock	17,304	10,447
Stock issuance costs	(1,771)	(1,197)
Taxes for net issuance of stock awards	(64)	(103)
Net cash provided by financing activities	15,170	10,909
Net increase (decrease) in cash and cash equivalents	7,364	(166)
Cash and cash equivalents at beginning of period	14,870	19,136
Cash and cash equivalents at end of period	$22,234	$18,970

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$296	$251
Purchase of equipment included in accounts payable	$208	$8

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC semiconductor solutions, embedded software, and embedded Field Programmable Gate Arrays or eFPGA intellectual property or IP licensing solutions. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power FPGAs.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 9, 2017. Operating results for the six months ended July 2, 2017 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarters for 2017 and for 2016 ended on Sunday, July 2, 2017 and July 3, 2016, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of July 2, 2017, the Company's principal sources of liquidity consisted of cash and cash equivalents of $22.2 million and $6.0 million in credit available at the Company's election under its revolving line of credit with Silicon Valley Bank, which expires on September 25, 2017. The Company has drawn down all of the $6.0 million in currently available credit under its revolving line of credit.

On September 25, 2015, the Company entered into a Second Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for two years through September 25, 2017. This amendment modifies some of the financial covenants. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. On February 10, 2016, the Company entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement to further modify the covenants. See Note 5 for a description of the modified covenants. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 28, 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. The Company received net proceeds of approximately $15.8 million, after deducting underwriting commissions and other offering-related expenses. The Company expects to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months from the date the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

condensed unaudited consolidated financial statements as of and for the three and six-month periods ended July 2, 2017 are available to be issued.

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products, including solutions based on its Sensor Processing solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its whollyowned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

For the three and six months ended July 2, 2017, the Company generated 21% and 22% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the six months ended July 2, 2017, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. In the first quarter of 2017, the Company started recognizing revenue from licensing eFPGA Intellectual Property, or IP. Following is the Company's revenue recognition policy for IP licensing.

The Company accounts for its IP license revenues and related services in accordance with Financial Accounting Standard Board or FASB Accounting Standards Codification or ASC No. 985-605, Software Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. The Company’s IP license agreement contains multiple elements including post-contract customer support. For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (“VSOE”) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties including substantive renewal rate as stated in the agreement. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.

As the IP license agreement entered into during the quarter ended April 2, 2017 is the first such revenue agreement, no VSOE exists for any of the elements. Accordingly, the Company is recognizing revenue associated with this contract ratably over the performance period.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment applies to inventory valued at first-in, first-out or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2017 prospectively with no material effect on the consolidated financial statements.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     In May 2016, the FASB issued ASU No. 2016-12, Revenue from contracts with customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The amendments among other things: (1) clarify the object of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior period reporting is not required to disclose the effect of the accounting change for the period of adoption. This amendment is effective for public entities for annual reports beginning after December 15, 2017, including interim periods therein. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718). ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

For the three and six month periods ended July 2, 2017 and July 3, 2016, 6.9 million and 7.3 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to net loss the Company experienced during these periods. Warrants issued in conjunction with the June 2012 financing to purchase up to 2.3 million shares of common stock expired in June 2017.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following provides details relating to certain balance sheet line items as of July 2, 2017, and January 1, 2017:

	As of
	July 2, 2017	January 1, 2017
	(in thousands)
Inventories:
Work-in-process	$2,354	$1,538
Finished goods	968	479
	$3,322	$2,017
Other current assets:
Prepaid expenses	$743	$960
Other	125	163
	$868	$1,123
Property and equipment:
Equipment	$11,602	$11,524
Software	708	2,624
Furniture and fixtures	45	41
Leasehold improvements	2,772	708
	15,127	14,897
Accumulated depreciation and amortization	(12,598)	(12,132)
	$2,529	$2,765

Accrued liabilities:
Employee related accruals	$1,252	$1,222
Other	396	358
	$1,648	$1,580

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Financing Obligations

The following provides details relating to the Company’s financing obligations as of July 2, 2017 and January 1, 2017:

	As of
	July 2, 2017	January 1, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$6,000	$6,000
Capital leases	296	209
	6,296	6,209
Current portion of debt and capital lease obligations	(6,167)	(6,209)
Long-term portion of debt and capital lease obligations	$129	$—

Capital Leases

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through May 2019, for a total of $276,000. As of July 2, 2017, $170,000 was outstanding under the capital lease, $83,000 of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,300 through February 2019, for a total of $132,800. As of July 2, 2017, $82,000 was outstanding under the capital lease, $40,000 of which was classified as a current liability.

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of July 2, 2017, $45,000 was outstanding under the capital lease, all of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. The lease was fully paid off as of July 2, 2017.

In July 2014, the Company leased design software under a 41-month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement required the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease were $174,000. The lease was fully paid off in January 2017.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through May 2016, for a total of $252,000. As of July 2, 2017, there was no balance outstanding.

Note 6 — Fair Value Measurements

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 2, 2017 and January 1, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	July 2, 2017				January 1, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$21,576	$6,655	$14,921	$—	$14,692	$1,338	$13,354	$—
Total assets	$21,576	$6,655	$14,921	$—	$14,692	$1,338	$13,354	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of July 2, 2017 and January 1, 2017.

Note 7 - Stockholders' Equity

Common Stock and Preferred Stock

As of July 2, 2017, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

Issuance of Common Stock and Warrants

On December 6, 2016, the Company filed a shelf registration statement on Form S-3, as amended on March 15, 2017, under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on March 16, 2017.

Under the shelf registration, in March 2017, the Company issued an aggregate of 11.3 million shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.50 per share. The Company received net proceeds from this offering of approximately $15.8 million, net of underwriter's commission and other offering expenses.

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

The Company previously issued 2.3 million warrants exercisable for the Company's stock with a strike price of $2.98 in conjunction with a June 2012 financing. These warrants expired in June 2017.

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015 and in February 2017 and approved by the Company's stockholders on April 23, 2015 and on April 26, 2017 to, among other things, reserved an additional 2.5 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 Plan. As of July 2, 2017, approximately 11.7 million shares were reserved for issuance under the 2009 Plan.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017 to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively,

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

for issuance under the 2009 ESPP. As of July 2, 2017, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP.

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended July 2, 2017 and July 3, 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of revenue	$20	$47	$53	$85
Research and development	134	175	273	466
Selling, general and administrative	193	217	339	450
Total costs and expenses	$347	$439	$665	$1,001

 No stock-based compensation was capitalized during any period presented above.

No stock options were granted in the first six months of 2017 and 2016. As of July 2, 2017 and July 3, 2016, the fair value of unvested stock options, net of expected forfeitures, was approximately $361,000 and $305,000, respectively. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.72 years.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the six months ended July 2, 2017:

Shares Available for Grant
(in thousands)
Balance at January 1, 2017	2,632
Authorized	1,500
Options forfeited or expired	117
RSUs granted	(378)
RSUs forfeited or expired	107
Balance at July 2, 2017	3,978

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the first six months of 2017:

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2017	4,979	$2.35
Forfeited or expired	(117)	$2.96
Exercised	(53)	1.31
Balance outstanding at July 2, 2017	4,809	$2.35	3.64	$656
Exercisable at July 2, 2017	3,968	$2.61	2.52	$216
Vested and expected to vest at July 2, 2017	4,636	$2.39	3.44	$560

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.46 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the first six months of 2017 and 2016 was $97,000 and $0, respectively. Total cash received from employees as a result of employee stock option exercises during the first six months of 2017 and 2016 was approximately $70,000 and $0, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $63,000 and $125,000 for the three and six months ended July 2, 2017, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $284,000 and $0 for the three months and $473,000 and $0 for six months ended July 2, 2017, respectively. As of July 2, 2017 and July, 3, 2016, there was $1.2 million and $1.6 million, respectively, in unrecognized compensation expense related to RSUs and PRSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.23 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended July 2, 2017 and information regarding RSUs and PRSUs outstanding and expected to vest as of July 2, 2017 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2017	1,370	$1.68
Granted	378	1.57
Vested	(283)	1.31
Forfeited	(107)	—
Nonvested at July 2, 2017	1,358	$1.72

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarters of 2017 and 2016 was $0.41 and $0.31 per right, respectively.

As of July 2, 2017, 1.8 million shares remained available for issuance under the 2009 ESPP. For the three and six months ended July 2, 2017, the Company recorded stock-based compensation expense related to the 2009 ESPP of $0 and $67,000, respectively.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Expected term (months)	6.00	6.08	6.00	6.08
Risk-free interest rate	1.02%	0.40%	1.02%	1.04%
Volatility	49.71%	54.31%	49.71%	61.06%
Dividend yield	—	—	—	—

As of July 2, 2017, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $59,000 and is expected to be recognized over a weighted average period of approximately 4.5 months.

Note 10 — Income Taxes

In the second quarters of 2017 and 2016, the Company recorded a net income tax expense of $34,000 and $27,000, respectively. For the six months ended July 2, 2017 and July 3, 2016, the Company recorded net income tax expense of $70,000 and $91,000, respectively. The income tax expense for the three and six months ended July 2, 2017 and July 3, 2016 relates to income taxes from the Company's foreign operations.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue by product line (1):
New products	$1,491	$1,197	$3,403	$2,689
Mature products	1,535	1,520	2,793	2,978
Total revenue	$3,026	$2,717	$6,196	$5,667
_________________

(1)               For all periods presented:  New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers. eFPGA IP license revenue is also included in new product revenue.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue by geography:
Asia Pacific (1)	$1,676	$1,779	$3,409	$3,506
North America (2)	1,090	638	2,223	1,457
Europe	260	300	564	704
Total revenue	$3,026	$2,717	$6,196	$5,667
___________

(1)     Asia Pacific includes revenue from South Korea of $578,000, or 19% of total revenue, and $875,000, or 32% of total revenue, for the quarters ended July 2, 2017 and July 3, 2016, respectively. For the six months ended July 2, 2017 and July 3, 2016, revenue from South Korea was $1.1 million, or 18% of total revenue, and $2.0 million, or 35%, respectively.

(2)    North America includes revenue from the United States of $1.0 million, or 34% of total revenue, and $604,000, or 22%, for the quarters ended July 2, 2017 and July 3, 2016, respectively. For the six months ended July 2, 2017 and July 3, 2016, revenue from the United States was $2.1 million, or 35% of total revenue, and $1.4 million, or 25%, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Distributor "A"	33%	31%	32%	30%
Customer "B"	15%	17%	12%	18%
Customer "G"	21%	31%	22%	33%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 2, 2017	January 1, 2017
Distributor "A"	41%	32%
Distributor "G"	*	11%
Distributor "H"	12%	13%
Distributor "I"	*	15%
Customer "G"	28%	*
Customer "I"	*	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of July 2, 2017, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of July 2, 2017, and January 1, 2017, the

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company had $1.0 million and $1.6 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of July 2, 2017, total outstanding purchase obligations for other goods and services were $693,000, all of which are due within the next twelve months, except for $26,000 relating to capital lease maintenance commitment.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the three months ended July 2, 2017 and July 3, 2016 was approximately $210,000 and $206,000, respectively. Total rent expense for the first six months of 2017 and 2016 was $421,000 and $404,000, respectively.

Note 13 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. It cannot be assured that any such third party assertions will be resolved: (i) without costly litigation; (ii) in a manner that is not adverse to the Company's financial position, results of operations or cash flows; or (iii) without requiring royalty or other payments which may adversely impact gross profit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbor created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our solutions and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the break-even revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends, (9) our manufacturing and product development strategies and (10) our competitive position.

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

Overview

We enable OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and IoT devices. We deliver these benefits through industry leading ultra-low power customer programmable SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs.

We are also a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, as well as FPGAs, software drivers, associated design software and programming hardware, and eFPGA IP called ArcticPro. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven by silicon solutions and eFPGA IP and therefore our solutions revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms and IPs. The gross margin associated with our solutions is generally lower than the gross margin of our FPGA products, which is primarily due to the price sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with our solutions. The gross margin from our eFPGA IP licensing is generally higher than the gross margins of our semiconductor devices due to the nature of IP having a lower cost of sales. We started recognizing revenue from eFPGA IP licensing from the first quarter of 2017.

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

During the second quarter of 2017, we generated total revenue of $3.0 million. This represents a decrease of 5% from the prior quarter and an increase of 11% from the second quarter of 2016. Our new product revenue was $1.5 million, a decrease of 22% from the prior quarter and an increase of 25% from the second quarter of 2016. The sequential decrease was primarily due to lower shipments of ArcticLink III and Eclipse II products and the year over year increase was primarily due to new eFPGA IP license revenue. We anticipate new product revenue generated from our display bridge solution and smart connectivity solutions will continue to fluctuate depending on the demand in the Android tablet market.

For the second quarter of 2017, revenue generated from Samsung accounted for 43% of our new product revenue and 21% of our total revenue compared to 37% and 22%, respectively, for the first quarter of 2017. During the second quarter of 2017, we shipped new products into the tablet, smartphone and mobile enterprise markets. Our mature product revenue was $1.5 million, an increase of 22% from the prior quarter and 1% from the second quarter of 2016. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, and to our new eFPGA IP licensing initiative. Overall, we reported a net loss of $3.6 million for the second quarter of 2017 compared to a net loss of $5.6 million for the second quarter of 2016. The decrease in loss was primarily due to strategic re-alignment measures we initiated in the second half of 2016 through the second quarter of 2017 and the improved gross margins due to better product mix, which includes new IP license revenue.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended July 2, 2017, there were no changes in our critical

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. From the first quarter of 2017, we started recognizing revenue from licensing of eFPGA IP. See Note 2 of the Notes to Condensed Unaudited Consolidated Financial Statements as of and for three and six months ended July 2, 2017 for the Company's IP licensing revenue recognition policy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	54%	71%	56%	66%
Gross profit	46%	29%	44%	34%
Operating expenses:
Research and development	77%	136%	77%	126%
Selling, general and administrative	86%	95%	81%	93%
Loss from operations	(117)%	(202)%	(113)%	(185)%

Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other (expense), net	—%	(1)%	—%	—%
Loss before income taxes	(118)%	(204)%	(114)%	(186)%
Provision for income taxes	1%	1%	1%	2%
Net loss	(119)%	(205)%	(115)%	(188)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended July 2, 2017 and July 3, 2016

Revenue

The table below sets forth the changes in revenue for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,491	49%	$1,197	44%	$294	25%
Mature products	1,535	51%	1,520	56%	15	1%
Total revenue	$3,026	100%	$2,717	100%	$309	11%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $294,000 increase in new product revenue was primarily due to new eFPGA IP license revenue recognized in the second quarter of 2017. Revenue from Samsung in the second quarter of 2017 was $635,000 compared to $855,000 in the second quarter of 2016.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 2, 2017 as compared to the three months ended July 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,026	100%	$2,717	100%	$309	11%
Cost of revenue	1,646	54%	1,941	71%	(295)	(15)%
Gross Profit	$1,380	46%	$776	29%	$604	78%

The $604,000 or 17% increase in gross profit was primarily due to the generation of eFPGA IP license revenue, which has high gross margin. Further, in the second quarter of 2016, there was an inventory write-off of $232,000, which reduced gross margins in the prior year period. There was no inventory write-off in the second quarter of 2017. The sale of previously reserved inventory was $37,000 and $28,000 in the second quarters of 2017 and 2016, respectively.

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

In accordance with new accounting standard ASU No. 2015-11, Inventory, which came into effect in the first quarter of 2017, we review the cost of inventories and purchase commitments against estimated net realizable value (previously market value) and record a lower of cost or net realizable value (previously market value) for inventories that have a cost in excess of net realizable value (previously market value). This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. The adoption of this new accounting standard has no impact on our gross margins or consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,319	77%	$3,683	136%	$(1,364)	(37)%
SG&A expense	2,614	86%	2,591	95%	23	1%
Total operating expenses	$4,933	163%	$6,274	231%	$(1,341)	(21)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $1.4 million decrease in R&D expenses in the second quarter of 2017, as compared to the second quarter of 2016, was primarily attributable to our strategic re-alignment measures implemented in the second half of 2016 through the first half of 2017, which resulted in reduction of compensation-related costs,including stock-based compensation, by $710,000, and reduction of outside services expenses of approximately $276,000. Further, in the second quarter of 2016, there was a mask-set write-off of $312,000, which resulted in higher R&D costs in the prior year.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses in the second quarter of 2017 increased slightly when compared to the second quarter of 2016 due to higher outside services expenses relating to our sensor processing solutions.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended July 2, 2017 as compared to the three months ended July 3, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	July 2, 2017	July 3, 2016	Amount	Percentage
Interest expense	$(21)	$(34)	$13	(38)%
Interest income and other (expense), net	1	(15)	16	(107)%
	$(20)	$(49)	$29	(59)%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the three months ended July 2, 2017 as compared to the three months ended July 3, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	July 2, 2017	July 3, 2016	Amount	Percentage
Provision for income taxes	$34	$27	$7	26%

The income tax provisions for the second quarters of 2017 and 2016 were primarily from our foreign subsidiaries, which are cost plus entities.

As of July 2, 2017, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Six Months Ended July 2, 2017 and July 3, 2016

Revenue

The table below sets forth the changes in revenue for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	3,403	55%	$2,689	47%	$714	27%
Mature products	2,793	45%	2,978	53%	(185)	(6)%
Total revenue	$6,196	100%	$5,667	100%	$529	9%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $714,000 increase in new product revenue was primarily due to increased shipment of display bridge product of ArcticLink III and new eFPGA IP license revenue recognized in the first six months of 2017. Revenue from Samsung in the first six months of 2017 was $1.3 million compared to $1.9 million in the first six months of 2016. The $185,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will continue to fluctuate.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$6,196	100%	$5,667	100%	$529	9%
Cost of revenue	3,443	56%	3,735	66%	(292)	(8)%
Gross Profit	$2,753	44%	$1,932	34%	$821	42%

The $821,000, or 10%, increase in gross profit was primarily due to the generation of eFPGA IP license revenue, which has high gross margin in the first six months of 2017 and lower inventory write-off of $104,000 in the first six months of 2017 compared to $235,000 in the first six months of 2016. The sale of previously reserved inventory was $63,000 and $57,000 in the first six months of 2017 and 2016, respectively.

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

In accordance with new accounting standard ASU No. 2015-11, Inventory, which came into effect in the first quarter of 2017, we review the cost of inventories and purchase commitments against estimated net realizable value (previously market value) and record a lower of cost or net realizable value (previously market value) for inventories that have a cost in excess of net realizable value (previously market value). This could have a material impact on our gross margin and inventory balances

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

based on additional write-downs to net realizable value or a benefit from inventories previously written down. The adoption of this new accounting standard has no impact on our gross margins or consolidated financial statements.

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2017		July 3, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$4,746	77%	$7,130	126%	$(2,384)	(33)%
SG&A expense	5,028	81%	5,284	93%	(256)	(5)%
Total operating expenses	$9,774	158%	$12,414	219%	$(2,640)	(21)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, CSSP design and software development. The $2.4 million decrease in R&D expenses in the first six months of 2017, as compared to the first six months of 2016, was primarily attributable to our strategic re-alignment measures implemented in the second half of 2016 through the first half of 2017, which resulted in a reduction of compensation-related costs, including stock-based compensation by $1.4 million and other operating expenses by approximately $1.0 million.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $256,000 decrease in SG&A expenses in the first six months of 2017, as compared to the first six months of 2016, was primarily due to a decrease of compensation-related costs, including stock-based compensation expenses as a result of our strategic re-alignment measures implemented in the second half of 2016.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the six months ended July 2, 2017 as compared to the six months ended July 3, 2016 (in thousands, except percentage data):

	Six Months Ended		Change
	July 2, 2017	July 3, 2016	Amount	Percentage
Interest expense	$(82)	$(72)	$(10)	14%
Interest income and other (expense), net	1	(22)	23	(105)%
	$(81)	$(94)	$13	(14)%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the six months ended July 2, 2017 as compared to the six months ended July 3, 2016 (in thousands, except percentage data):

	Six Months Ended		Change
	July 2, 2017	July 3, 2016	Amount	Percentage
Provision for income taxes	$70	$91	$(21)	(23)%

The income tax provisions for the first six months of 2017 and 2016 were primarily from our foreign subsidiaries, which are cost plus entities.

As of July 2, 2017, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of July 2, 2017, our principal sources of liquidity consisted of our cash and cash equivalents of $22.2 million and $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 25, 2017. As of the date hereof, we have drawn down all of the $6.0 million in credit currently available under this revolving line of credit. Additionally, we have an accumulated deficit of approximately $247 million. We have experienced net losses in past years and expect such losses to continue through at least the current fiscal year ending December 31, 2017, as we continue to develop new products, applications and technologies.

On September 25, 2015, we entered into a Second Amendment to the Third Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at our election of up to $12.0 million and also modified some of the financial covenants. On February 10, 2016, we entered into a Third Amendment to the Loan Agreement to further modify certain financial covenants. See Note 5 of the notes to the Consolidated Financial Statements for more details on Loan Agreement.

On March 28, 2017, we issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. We received net proceeds of approximately $15.8 million, after deducting underwriting commissions and other offering-related expenses. We expect to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions.. These shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 17, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As of July 2, 2017, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of July 2, 2017, our interest-bearing debt consisted of $296,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $838,000 and $544,000 at July 2, 2017 and January 1, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	July 2, 2017	July 3, 2016
Net cash used in operating activities	$(7,758)	$(9,562)
Net cash used in investing activities	(48)	(1,513)
Net cash provided by financing activities	15,170	10,909

Net cash used in operating activities

Net cash used in operating activities was $7.8 million in the first six months of 2017. The cash used in operating activities was a result of the net loss of $7.2 million and changes in operating assets and liabilities of $2.1 million, partially offset by non-cash charges of $1.5 million. Non-cash charges consisted primarily of stock-based compensation of $665,000, depreciation and amortization of $709,000, and a write-down of inventory of $104,000. The cash used by changes in operating assets and liabilities was mostly due to an increase in inventory of $1.4 million to build up new product inventory, an increase in trade receivable of $212,000 due to timing of shipments, decrease of trade payables by $846,000, which was partially offset by an increase of other liabilities and deferred revenue of $152,000, and a decrease of other assets and other long-term liabilities of $265,000 and $14,000, respectively.

Net cash used in operating activities was $9.6 million in the first six months of 2016. The cash used in operating activities was a result of the net loss of $10.7 million, and changes in operating assets and liabilities of $1.1 million, partially offset by $2.2 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.0 million, depreciation and amortization of $631,000, a write-down of inventory of $235,000, and write-down of equipment. The cash used in operating assets and liabilities was mostly due to a decrease of trade payable of $1.8 million due to timing of the payment cycle, partially offset by a decrease in other current assets of $357,000, a decrease in inventory of $325,000 as a result of sales of existing new inventory, and a decrease in trade receivable of $116,000 due to the timing of payments.

Net cash used in investing activities

Net cash used in investing activities in the first six months of 2017 was $48,000, which was primarily due to cash used to pay computer and test equipment associated with the EOSTM S3 hardware and software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $481,000 during the remainder of the 2017 fiscal year.

Net cash used in investing activities in the first six months of 2016 was $1.5 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware, including a mask set and software development and production.

Net cash provided by financing activities

Net cash provided by financing activities was $15.2 million in the first six months of 2017, which was primarily derived from the net proceeds of $15.8 million related to the issuance of 11.3 million shares of common stock in March 2017 pursuant to a shelf registration statement that became effective on March 16, 2017, and proceeds from the issuance of common stock under our equity plans of $305,000, which was partially offset by scheduled repayments of $299,000 for lease obligations and stock issuance expenses accrued in the first quarter, but paid in the second quarter of $529,000.

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

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility with Silicon Valley Bank, and proceeds received from our sale of common

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

stock in March 2017, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the condensed unaudited consolidated financial statements as of and for the six-month period ended July 2, 2017 are available to be issued.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 2, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$1,691	$851	$664	$176
Wafer purchases (1)	1,023	1,023	—	—
Other purchase commitments	693	667	26	—
Total contractual cash obligations	3,407	2,541	690	176
Other commercial commitments (2):
Revolving line of credit	6,000	6,000	—	—
Capital lease obligations (3)	296	167	129	—
Total commercial commitments	6,296	6,167	129	—
Total contractual obligations and commercial commitments	$9,703	$8,708	$819	$176
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $1.0 million include firm purchase commitments as of July 2, 2017.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of July 2, 2017.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2017 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 24% and 15% of total operating expenses for the first six months of 2017 and 2016, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $231,000 in the first six months of 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of July 2, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	August 10, 2017	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________