Form 10-Q
period 2017-10-01
QUICKLOGIC CORPORATION
filed 2017-11-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of November 3, 2017, the registrant had outstanding 80,178,728 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
October 1, 2017

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	October 1, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,029	$14,870
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	1,654	839
Inventories	3,307	2,017
Other current assets	1,031	1,123
Total current assets	25,021	18,849
Property and equipment, net	2,247	2,765
Other assets	253	230
TOTAL ASSETS	$27,521	$21,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	1,647	2,018
Accrued liabilities	1,781	1,580
Current portion of capital lease obligations	145	209
Total current liabilities	9,573	9,807
Long-term liabilities:
Capital lease obligations, less current portion	129	—
Other long-term liabilities	25	49
Total liabilities	9,727	9,856
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized as of October 1, 2017 and January 1, 2017, respectively; 80,171 and 68,134 shares issued and outstanding as of October 1, 2017 and January 1, 2017, respectively	80	68
Additional paid-in capital	268,340	251,824
Accumulated deficit	(250,626)	(239,904)
Total stockholders' equity	17,794	11,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,521	$21,844

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue	$2,972	$2,809	$9,168	$8,476
Cost of revenue	1,706	1,918	5,149	5,653
Gross profit	1,266	891	4,019	2,823
Operating expenses:
Research and development	2,368	2,755	7,114	9,885
Selling, general and administrative	2,353	2,704	7,381	7,988
Total operating expenses	4,721	5,459	14,495	17,873
Loss from operations	(3,455)	(4,568)	(10,476)	(15,050)
Interest expense	(15)	(37)	(97)	(109)
Interest income and other (expense), net	(3)	(41)	(2)	(63)
Loss before income taxes	(3,473)	(4,646)	(10,575)	(15,222)
Provision for (benefit from) income taxes	77	(23)	147	68
Net loss	$(3,550)	$(4,623)	$(10,722)	$(15,290)
Net loss per share:
Basic	$(0.04)	$(0.07)	$(0.14)	$(0.24)
Diluted	$(0.04)	$(0.07)	$(0.14)	$(0.24)
Weighted average shares:
Basic	80,125	67,781	76,267	64,522
Diluted	80,125	67,781	76,267	64,522

Note: Net loss equals to comprehensive loss for each of the three and nine-month periods ended October 1, 2017 and October 2, 2016.

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net loss	$(10,722)	$(15,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	972
Stock-based compensation	1,060	1,458
Write-down of inventories	127	236
Write-off of equipment	10	351
Changes in operating assets and liabilities:
Accounts receivable	(815)	579
Inventories	(1,416)	1,199
Other assets	206	408
Trade payables	(509)	(2,132)
Accrued liabilities	211	601
Other long-term liabilities	(24)	(76)
Net cash used in operating activities	(10,831)	(11,694)
Cash flows from investing activities:
Capital expenditures for property and equipment	(146)	(1,562)
Net cash used in investing activities	(146)	(1,562)
Cash flows from financing activities:
Payment of capital lease obligations	(322)	(259)
Proceeds from line of credit	12,000	3,000
Payment of line of credit	(12,000)	—
Proceeds from issuance of common stock	17,316	10,448
Stock issuance costs	(1,771)	(1,197)
Taxes for net issuance of stock awards	(87)	(111)
Net cash provided by financing activities	15,136	11,881
Net increase (decrease) in cash and cash equivalents	4,159	(1,375)
Cash and cash equivalents at beginning of period	14,870	19,136
Cash and cash equivalents at end of period	$19,029	$17,761

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$274	$230
Purchase of equipment included in accounts payable	$1	$323

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 9, 2017. Operating results for the nine months ended October 1, 2017 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2017 and for 2016 ended on Sunday, October 1, 2017 and October 2, 2016, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of October 1, 2017, the Company's principal sources of liquidity consisted of cash and cash equivalents of $19.0 million and $6.0 million in credit available at the Company's election under its revolving line of credit with Silicon Valley Bank, which expires on September 24, 2018. The Company has drawn down all of the $6.0 million in currently available credit under its revolving line of credit.

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of it's affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 28, 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. The Company received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. The Company expects to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank, will be sufficient to fund its

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

operations and capital expenditures and provide adequate working capital for the next twelve months from the date the condensed unaudited consolidated financial statements as of and for the three and nine-month periods ended October 1, 2017 are available to be issued.

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

Over the longer term, the Company anticipates that the generation of sales from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

For the three and nine months ended October 1, 2017, the Company generated 24% and 22% of its total revenue from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the nine months ended October 1, 2017, there were no changes in the Company's significant accounting policies from its disclosure in the Annual Report on Form 10-K for the year ended January 1, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. In the first quarter of 2017, the Company started recognizing revenue from licensing eFPGA Intellectual Property, or IP. Following is the Company's revenue recognition policy for IP licensing.

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

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue. The new standard allows for two transition methods - (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption. In July 2015, the FASB approved a one-year delay in the effective date by issuing ASU 2015-09, Revenue from Contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company is required to adopt ASU 2014-09 on January 1, 2018, the first day of the Company's 2018 fiscal year. The Company currently anticipates adopting this guidance using the modified retrospective transition method. The Company is in the process of completing its assessment of the new standard’s effect on its consolidated financial statements. The Company currently believes that the timing of recognizing revenue under its contracts with customers for sales of semiconductor products will not change significantly, but the timing of revenue recognition for its IP licensing and related services will likely be impacted, after the adoption of ASU 2014-09. The Company expects to complete its evaluations of the impact of adoption of ASU 2014-09 on its financial statements as well as on its business processes, controls and systems by December 31, 2017. The Company currently does not expect this new standard to affect the Company materially. The new standard requires comprehensive disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to expand its revenue disclosure upon adoption of the new standard to meet this requirement.

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

For the three and nine month periods ended October 1, 2017 and October 2, 2016, 7.2 million and 7.8 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to net loss the Company experienced during these periods. Warrants issued in conjunction with the June 2012 financing to purchase up to 2.3 million shares of common stock expired in June 2017.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following provides details relating to certain balance sheet line items as of October 1, 2017, and January 1, 2017:

	As of
	October 1, 2017	January 1, 2017
	(in thousands)
Inventories:
Work-in-process	$2,742	$1,538
Finished goods	565	479
	$3,307	$2,017
Other current assets:
Prepaid expenses	$862	$960
Other	169	163
	$1,031	$1,123
Property and equipment:
Equipment	$10,948	$11,524
Software	2,736	2,624
Furniture and fixtures	45	41
Leasehold improvements	711	708
	14,440	14,897
Accumulated depreciation and amortization	(12,193)	(12,132)
	$2,247	$2,765

Accrued liabilities:
Employee related accruals	$1,316	$1,222
Other	465	358
	$1,781	$1,580

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Financing Obligations

The following provides details relating to the Company’s financing obligations as of October 1, 2017 and January 1, 2017:

	As of
	October 1, 2017	January 1, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$6,000	$6,000
Capital leases	274	209
	6,274	6,209
Current portion of debt and capital lease obligations	(6,145)	(6,209)
Long-term portion of debt and capital lease obligations	$129	$—

Revolving Line of credit

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of it's affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the third quarter ended October 1, 2017, the Company had $6.0 million of revolving debt outstanding with an interest rate of 4% per annum.

Capital Leases

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through June 2019, for a total of $276,000. As of October 1, 2017, $170,000 was outstanding under the capital lease, $83,000 of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,300 through February 2019, for a total of $132,800. As of October 1, 2017, $82,000 was outstanding under the capital lease, $40,000 of which was classified as a current liability.

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. As of October 1, 2017, $22,000 was outstanding under the capital lease, all of which was classified as a current liability.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. The lease was fully paid off as of October 1, 2017.

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

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through May 2016, for a total of $252,000. As of October 1, 2017, there was no balance outstanding.

Note 6 — Fair Value Measurements

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of October 1, 2017 and January 1, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	October 1, 2017				January 1, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$18,262	$6,137	$12,125	$—	$14,692	$1,338	$13,354	$—
Total assets	$18,262	$6,137	$12,125	$—	$14,692	$1,338	$13,354	$—
_________________

(1)           Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of October 1, 2017 and January 1, 2017.

Note 7 — Stockholders' Equity

Common Stock and Preferred Stock

As of October 1, 2017, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

Under the shelf registration, in March 2017, the Company issued an aggregate of 11.3 million shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.50 per share. The Company received net proceeds from this offering of approximately $15.2 million, net of underwriter's commission and other offering expenses.

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

The Company previously issued 2.3 million warrants exercisable for the Company's common stock with a strike price of $2.98 in conjunction with a June 2012 financing. These warrants expired in June 2017.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015 and in February 2017 and approved by the Company's stockholders on April 23, 2015 and on April 26, 2017 to, among other things, reserved an additional 2.5 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 Plan. As of October 1, 2017, approximately 12.0 million shares were reserved for issuance under the 2009 Plan.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017 to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of October 1, 2017, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP.

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended October 1, 2017 and October 2, 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of revenue	$32	$34	$85	$119
Research and development	151	137	424	603
Selling, general and administrative	212	286	551	736
Total costs and expenses	$395	$457	$1,060	$1,458

No stock-based compensation was capitalized during any period presented above.

No stock options were granted in the three and nine months ended October 1, 2017. The Company granted 842,000 stock options during the three and nine months ended October 2, 2016.    Weighted average estimated fair value for options granted during the three and nine months ended October 2, 2016 was $0.46. As of October 1, 2017 and October 2, 2016, the fair value of unvested stock options, net of expected forfeitures, was approximately $309,000 and $581,000, respectively. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.57 as of October 1, 2017.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the nine months ended October 1, 2017:

Shares Available for Grant
(in thousands)
Balance at January 1, 2017	2,632
Authorized	1,500
Options forfeited or expired	942
RSUs granted	(1,737)
RSUs forfeited or expired	240
Balance at October 1, 2017	3,577

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the nine months of 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2017	4,979	$2.35
Forfeited or expired	(942)	$2.61
Exercised	(62)	$1.33
Balance outstanding at October 1, 2017	3,975	$2.30	4.12	$880
Exercisable at October 1, 2017	3,345	$2.53	3.26	$422
Vested and expected to vest at October 1, 2017	3,838	$2.35	3.95	$774

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.68 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the three months ended October 1, 2017 and October 2, 2016 was $15,000 and $0, respectively. The total intrinsic value of options exercised during the nine months ended October 1, 2017 and October 2, 2016 was $111,000 and $0, respectively. Total cash received from employees as a result of employee stock option exercises during the nine months of 2017 and 2016 was approximately $82,000 and $0, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $60,000 and $185,000 for the three and nine months ended October 1, 2017, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company began issuing RSUs and PRSUs in the third quarter of 2007. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs and PRSUs was $295,000 and $0 for the three months and $768,000 and $0 for nine months ended October 1, 2017, respectively. As of October 1, 2017 and October 2, 2016, there was $2.3 million and $1.3 million, respectively, in unrecognized compensation expense related to RSUs and PRSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 3 years.

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs and PRSUs for the nine months ended October 1, 2017 and information regarding RSUs and PRSUs outstanding and expected to vest as of October 1, 2017 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2017	1,370	$1.68
Granted	1,737	1.40
Vested	(357)	1.33
Forfeited	(240)	—
Nonvested at October 1, 2017	2,510	$1.55

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarters of 2017 and 2016 was $0.41 and $0.31 per right, respectively.

As of October 1, 2017, 1.8 million shares remained available for issuance under the 2009 ESPP. For the three and nine months ended October 1, 2017, the Company recorded stock-based compensation expense related to the 2009 ESPP of $40,000 and $107,000, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Expected term (months)	6.00	6.08	6.00	6.08
Risk-free interest rate	1.02%	0.40%	1.02%	0.40%
Volatility	49.71%	54.31%	49.71%	54.31%
Dividend yield	—	—	—	—

As of October 1, 2017, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $19,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 10 — Income Taxes

In the third quarters of 2017 and 2016, the Company recorded a net income tax expense of $77,000 and benefit of $23,000, respectively. For the nine months ended October 1, 2017 and October 2, 2016, the Company recorded net income tax expense of $147,000 and $68,000, respectively. The income tax expense for the three and nine months ended October 1, 2017 and October 2, 2016 relates to income taxes from the Company's foreign operations. The income tax benefit for the third quarter of 2016 includes the net effect of the following: (i) income taxes from the Company's foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue by product line (1):
New products	$1,478	$1,339	$4,881	$4,028
Mature products	1,494	1,470	4,287	4,448
Total revenue	$2,972	$2,809	$9,168	$8,476
_________________

(1)               For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers. eFPGA IP license revenue is also included in new product revenue.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue by geography:
Asia Pacific (1)	$1,455	$1,726	$4,865	$5,232
North America (2)	1,158	682	3,380	2,139
Europe	359	401	923	1,105
Total revenue	$2,972	$2,809	$9,168	$8,476
___________

(1)     Asia Pacific includes revenue from South Korea of $636,000, or 21% of total revenue, and $1.0 million, or 36% of total revenue, for the quarters ended October 1, 2017 and October 2, 2016, respectively. For the nine months ended October 1, 2017 and October 2, 2016, revenue from South Korea was $1.8 million, or 19% of total revenue, and $3.0 million, or 35%, respectively.

(2)    North America includes revenue from the United States of $1.1 million, or 37% of total revenue, and $675,000, or 24%, for the quarters ended October 1, 2017 and October 2, 2016, respectively. For the nine months ended October 1, 2017 and October 2, 2016, revenue from the United States was $3.3 million, or 36% of total revenue, and $2.1 million, or 25%, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Distributor "A"	36%	20%	33%	26%
Distributor "G"	10%	*	*	*
Customer "B"	*	12%	11%	16%
Customer "G"	24%	39%	22%	35%

QUICKLOGIC CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 1, 2017	January 1, 2017
Distributor "A"	39%	32%
Distributor "G"	17%	11%
Distributor "H"	*	13%
Distributor "I"	*	15%
Customer "G"	24%	*
Customer "I"	*	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of October 1, 2017, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require us to forecast wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of October 1, 2017, and January 1, 2017, the Company had $746,000 and $1.6 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of October 1, 2017, total outstanding purchase obligations for other goods and services were $982,000, $956,000 of which are due within the next twelve months, except for $26,000 relating to capital lease maintenance commitment.

The Company leases its primary facility under a non-cancelable operating lease that expires at the end of 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the three months ended October 1, 2017 and October 2, 2016 was approximately $214,000 and $219,000, respectively. Total rent expense for the nine months of 2017 and 2016 was $635,000 and $623,000, respectively.

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

During the third quarter of 2017, we generated total revenue of $3.0 million, which is flat compared to the prior quarter and represents an increase of 6% from the third quarter of 2016. Our new product revenue was $1.5 million, which is flat compared to the prior quarter and represents an increase of 10% from the third quarter of 2016, which was primarily due to an increase of our connectivity product PolarPro shipments. Our mature product revenue was $1.5 million, flat compared to the prior quarter and third quarter of 2016, respectively. We expect our mature product revenue to continue to fluctuate over time.

For the third quarter of 2017, revenue generated from Samsung accounted for 48% of our new product revenue and 24% of our total revenue compared to 43% and 21%, respectively, for the second quarter of 2017.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, and to our new eFPGA IP licensing initiative. Overall, we reported a net loss of $3.6 million for the third quarter of 2017 compared to a net loss of $4.6 million for the third quarter of 2016. The decrease in loss was primarily due to strategic re-alignment measures we initiated in the second half of 2016 through the second quarter of 2017 and the improved gross margins due to better product mix, which includes new IP license revenue.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended October 1, 2017, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC on March 9, 2017. From the first quarter of 2017, we started recognizing revenue from licensing of eFPGA IP. See Note 2 of the Notes to Condensed Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Consolidated Financial Statements as of and for three and nine months ended October 1, 2017 for the Company's IP licensing revenue recognition policy. See also Note 2 of the Notes to Condensed Unaudited Consolidated Financial Statements as of and for three and nine months ended October 1, 2017 for the discussion relating to the impact upon adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	57%	68%	56%	67%
Gross profit	43%	32%	44%	33%
Operating expenses:
Research and development	80%	98%	78%	117%
Selling, general and administrative	79%	96%	80%	94%
Loss from operations	(116)%	(163)%	(114)%	(178)%

Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other (expense), net	—%	(1)%	—%	(1)%
Loss before income taxes	(117)%	(165)%	(115)%	(180)%
Provision for (benefit from) income taxes	3%	(1)%	2%	1%
Net loss	(120)%	(164)%	(117)%	(181)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended October 1, 2017 and October 2, 2016

Revenue

The table below sets forth the changes in revenue for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,478	50%	$1,339	48%	$139	10%
Mature products	1,494	50%	1,470	52%	24	2%
Total revenue	$2,972	100%	$2,809	100%	$163	6%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $139,000 increase in new product revenue was primarily due to higher shipments of connectivity product PolarPro in the third quarter of 2017. Revenue from Samsung in the third quarter of 2017 was $706,000 compared to $1.1 million in the third quarter of 2016.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 1, 2017 as compared to the three months ended October 2, 2016 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,972	100%	$2,809	100%	$163	6%
Cost of revenue	1,706	57%	1,918	68%	(212)	(11)%
Gross Profit	$1,266	43%	$891	32%	$375	42%

The $375,000 or 11% increase in gross profit was primarily due to the generation of eFPGA IP license revenue which has high gross margins, and product mix. There was an inventory write-off of $23,000 in the third quarter of 2017 and none in the third quarter of 2016. The sale of previously reserved inventory was $23,000 and $15,000 in the third quarters of 2017 and 2016, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,368	80%	$2,755	98%	$(387)	(14)%
SG&A expense	2,353	79%	2,704	96%	(351)	(13)%
Total operating expenses	$4,721	159%	$5,459	194%	$(738)	(14)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design, and software development. The $387,000 decrease in R&D expenses in the third quarter of 2017, as compared to the third quarter of 2016, was primarily attributable to our strategic re-alignment measures implemented in the second half of 2016 through the first half of 2017, which resulted in a reduction of compensation-related costs, including stock-based compensation.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses in the third quarter of 2017 decreased by $351,000 when compared to the third quarter of 2016, which was primarily attributable to the implementation of our strategic re-alignment measures in the second half of 2016 through the first half of 2017, which resulted in a reduction of compensation-related costs including stock-based compensation.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended October 1, 2017 as compared to the three months ended October 2, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	October 1, 2017	October 2, 2016	Amount	Percentage
Interest expense	$(15)	$(37)	$(22)	(59)%
Interest income and other (expense), net	(3)	(41)	(38)	(93)%
	$(18)	$(78)	$(60)	(77)%

 We conduct a portion of our research and development activities in India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Interest expense relates primarily to the Company's line of credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for (benefit from) Income Taxes

The table below sets forth the changes in the provisions for (benefit from) income tax for the three months ended October 1, 2017 as compared to the three months ended October 2, 2016 (in thousands, except percentage data):

	Three Months Ended		Change
	October 1, 2017	October 2, 2016	Amount	Percentage
Provision for (benefit from) income taxes	$77	$(23)	$100	435%

The income tax provision for the third quarter of 2017 and the income tax benefit for the third quarter of 2016 were primarily from our foreign subsidiaries, which are cost plus entities. The income tax benefit for the third quarter of 2016 includes the net effect of the following: (i) income taxes from our foreign operations which are cost-plus entities; and (ii) the release of an unrecognized tax benefit in the period.

As of October 1, 2017, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Nine Months Ended October 1, 2017 and October 2, 2016

Revenue

The table below sets forth the changes in revenue for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,881	53%	$4,028	48%	$853	21%
Mature products	4,287	47%	4,448	52%	(161)	(4)%
Total revenue	$9,168	100%	$8,476	100%	$692	8%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $853,000 increase in new product revenue was primarily due to increased shipment of connectivity products Eclipse II, PolarPro and ArcticLink and new eFPGA IP license revenue recognized in the nine months of 2017. Revenue from Samsung in the nine months of 2017 was $2.0 million compared to $3.0 million in the nine months of 2016. The $161,000 decrease in mature product revenue was primarily due to decreased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will continue to fluctuate.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$9,168	100%	$8,476	100%	$692	8%
Cost of revenue	5,149	56%	5,653	67%	(504)	(9)%
Gross Profit	$4,019	44%	$2,823	33%	$1,196	42%

The $1.2 million, or 11%, increase in gross profit was primarily due to the generation of eFPGA IP license revenue which has high gross margins, favorable product mix and efficient absorption of manufacturing overhead in the nine months of 2017. Inventory write-off in the nine months of 2017 was $127,000 compared to $236,000 in the nine months of 2016. The sale of previously reserved inventory was $86,000 and $72,000 in the nine months of 2017 and 2016, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2017		October 2, 2016		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$7,114	78%	$9,885	117%	$(2,771)	(28)%
SG&A expense	7,381	80%	7,988	94%	(607)	(8)%
Total operating expenses	$14,495	158%	$17,873	211%	$(3,378)	(19)%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, sensor hub and algorithm development, programmable logic design and software development. The $2.8 million decrease in R&D expenses in the nine months of 2017, as compared to the nine months of 2016, was primarily attributable to our strategic re-alignment measures implemented in the second half of 2016 through the first half of 2017, which resulted in a reduction of compensation-related costs, including stock-based compensation by $1.8 million, and lower operating expenses of approximately $1.0 million, including consulting, qualification, and fixed assets write-offs associated with our first generation Sensor processing solutions.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $607,000 decrease in SG&A expenses in the nine months of 2017, as compared to the nine months of 2016, was primarily due to a decrease of compensation-related costs, including stock-based compensation expenses as a result of our strategic re-alignment measures implemented in the second half of 2016.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 1, 2017	October 2, 2016	Amount	Percentage
Interest expense	$(97)	$(109)	$12	(11)%
Interest income and other (expense), net	(2)	(63)	61	(97)%
	$(99)	$(172)	$73	(42)%

 We conduct a portion of our research and development activities in India and we have sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. We do not use derivative financial instruments to hedge our exposure to fluctuations in foreign currency and, therefore, our results of operations are, and will continue to be, susceptible to fluctuations in foreign exchange gains or losses. Historically, impact of foreign exchange fluctuations on the profit or loss has been immaterial. Interest expense relates primarily to the Company's line of credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 1, 2017	October 2, 2016	Amount	Percentage
Provision for income taxes	$147	$68	$79	116%

The income tax provisions for the nine months of 2017 and 2016 were primarily from our foreign subsidiaries, which are cost plus entities.

As of October 1, 2017, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of October 1, 2017, our principal sources of liquidity consisted of our cash and cash equivalents of $19.0 million and $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 24, 2018. As of the date hereof, we have drawn down all of the $6.0 million in credit currently available under this revolving line of credit. Additionally, we have an accumulated deficit of approximately $251 million. We have experienced net losses in past years and expect such losses to continue through at least the current fiscal year ending December 31, 2017, as we continue to develop new products, applications and technologies.

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of it's affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period.

On March 28, 2017, we issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. We received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. We expect to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions. These shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 17, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As of October 1, 2017, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of October 1, 2017, our interest-bearing debt consisted of $274,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $817,000 and $544,000 at October 1, 2017 and January 1, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 1, 2017	October 2, 2016
Net cash used in operating activities	$(10,831)	$(11,694)
Net cash used in investing activities	(146)	(1,562)
Net cash provided by financing activities	15,136	11,881

Net cash used in operating activities

Net cash used in operating activities was $10.8 million in the nine months of 2017. The cash used in operating activities was a result of the net loss of $10.7 million and changes in operating assets and liabilities of $2.3 million, partially offset by non-cash charges of $2.2 million. Non-cash charges consisted primarily of stock-based compensation of $1.1 million, depreciation and amortization of $1.0 million, and a write-down of inventory of $127,000. The cash used by changes in operating assets and liabilities was mostly due to an increase in inventory of $1.4 million to build up new product inventory, an increase in trade receivable of $815,000 due to timing of shipments, decrease of trade payables by $509,000, which was partially offset by an increase of accrued liabilities of $211,000, a decrease of other assets of $206,000 and an increase of other long term liabilities of $24,000.

Net cash used in operating activities was $11.7 million in the nine months of 2016. The cash used in operating activities was a result of the net loss of $15.3 million, partially offset by changes in operating assets and liabilities of $579,000 and $3.0 million of net non-cash charges. Non-cash charges consisted primarily of stock-based compensation of $1.5 million, depreciation and amortization of $972,000, a write-down of inventory of $236,000 and a write-off of equipment of $351,000. The cash provided by changes in operating assets and liabilities was mostly due to a decrease in inventory of $1.2 million as a result of sales of existing inventory, a decrease in trade receivable of $579,000, a decrease of $408,000 in other assets, an increase of other liabilities of $601,000, which was partially offset by a decrease of trade payable of $2.1 million and a decrease of other long-term liabilities of $76,000.

Net cash used in investing activities

Net cash used in investing activities in the nine months of 2017 was $146,000, which was primarily due to cash used to pay computer and test equipment associated with software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $305,000 during the remainder of the 2017 fiscal year.

Net cash used in investing activities in the nine months of 2016 was $1.6 million, which was primarily driven by the capital expenditure payments associated with the EOSTM S3 hardware and software development and production.

Net cash provided by financing activities

Net cash provided by financing activities was $15.1 million in the nine months of 2017, which was primarily derived from the net proceeds of $15.2 million, net of stock issuance costs related to the issuance of 11.3 million shares of common stock in March 2017 pursuant to a shelf registration statement that became effective on March 16, 2017, and proceeds from the issuance of common stock under our equity plans of $316,000, which was partially offset by scheduled repayments of $322,000 for lease obligations and tax payments related to net settlement of stock awards of $87,000.

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

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility with Silicon Valley Bank, and proceeds received from our sale of common

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

stock in March 2017, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the condensed unaudited consolidated financial statements as of and for the nine-month period ended October 1, 2017 are available to be issued.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 1, 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$1,501	$861	$507	$133
Wafer purchases (1)	746	746	—	—
Other purchase commitments	982	956	26	—
Total contractual cash obligations	3,229	2,563	533	133
Other commercial commitments (2):
Revolving line of credit	6,000	6,000	—	—
Capital lease obligations (3)	274	145	129	—
Total commercial commitments	6,274	6,145	129	—
Total contractual obligations and commercial commitments	$9,503	$8,708	$662	$133
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $746,000 include firm purchase commitments as of October 1, 2017.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of October 1, 2017.

(3)	For a detailed explanation, see Note 5 to the Condensed Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2017 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 25% and 16% of total operating expenses for the nine months of 2017 and 2016, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $363,000 in the nine months of 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of October 1, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
10.1
Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.13.4 to the Current Report on Form 8-K filed by the Company with the SEC on September 5, 2017).

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

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 9, 2017	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.13.4 to the Current Report on Form 8-K filed by the Company with the SEC on September 5, 2017).

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