Form 10-K
period 2017-12-31
QUICKLOGIC CORPORATION
filed 2018-03-09
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2017, the registrant's most recently completed second fiscal quarter, was $109,361,499 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
At March 2, 2018, the registrant had 80,570,538 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on or about April 25, 2018, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we are a fabless semiconductor company that develops low power System on Chip, or SoCs, Field Programmable Gate Arrays, or FPGAs and embedded FPGA intellectual property. QuickLogic’s products enable smartphone, wearable, hearable, tablet and Internet-of-Things or IoT device Original Equipment Manufacturers, or OEMs, to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our solutions are created from our new silicon platforms including its EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our embedded Field Programmable Gate Arrays or
eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA intellectual property or IP product ArcticPro™ in 2017.

Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, intellectual property cores, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our intellectual property that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, or VEE, technology, and Display Power Optimizer, or DPO, technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer's or ecosystem partner’s engineering group, selecting the appropriate solution platform and Proven System Blocks or PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer's application, and supporting the customer on-site during integration, verification and testing. In many cases, we may deliver software algorithms that have been optimized for use in a QuickLogic silicon platform.

We also work with mobile processor manufacturers, sensor manufacturers, and/or voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs, Qualified Vendor Lists, or QVLs, or “Catalog” solutions. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the served available market for their respective products. Furthermore, should a solution development for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers or ODMs, we can amortize our Research and Development, or R&D, investment over that set of OEMs or ODMs. We call this type of solution a Catalog solution and we are placing a greater emphasis on developing and marketing these types of solutions.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3E, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our EOS S3 and ArcticLink 3 silicon platforms combine mixed signal physical functions and hard-wired logic alongside programmable logic. Our EOS S3 and ArcticLink III solution platforms are manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost-effective and energy efficient. We use small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs for our customer's printed circuit board space and routing. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies that make us cost and power consumption effective for high-volume, battery-powered applications.

Our ArcticPro eFPGA IP are currently developed on 65nm and 40nm process nodes, and in 2017, we ported and taped out a test chip in 22nm fully depleted silicon-on-insulator, or FDSOI, technology. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow would enable a scalable support model for QuickLogic.

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

For our eFPGA strategy, we work with semiconductor manufacturing partners to ensure our eFPGA IP is proven for a given foundry and process node before it is licensed to a SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions and eFPGA IP and, therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. New products contributed 48% of total revenue for the year ended December 31, 2017, as compared to 49% in 2016 and 63% in 2015.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2017, 2016 and 2015 refer to the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i)
toward mobile devices, either handheld or worn on the body, (ii) an increasing adoption of sensors, and (iii) devices with wireless connectivity to the cloud. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Smartphone, Wearables and Hearables solutions that OEMs are launching in conjunction with Google Android and Real-Time operating systems, as well as Apple iPhone, Apple iPad, Apple Watch and Apple Earbuds.

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

Another important trend is shrinking product life cycles. This drives a need for faster and lower risk product development. There is intense pressure on the bill of materials, or BOM, cost of these devices, including per unit component costs and non-recurring development costs. As more people experience the advantages of a mobile lifestyle at home, they demand the same advantages in their professional lives. We believe that the trend toward mobile, handheld products that have a PC-like and cloud user experience, small form factor and maximize battery life will be prominent in the computing, industrial, medical and military markets. One such example is the trend of Smartphone and Tablet makers to offer the new, smaller form factor Wearables.

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

•
Programmable Logic Devices, or PLDs, are general-purpose devices, which can be used by a variety of electronic systems manufacturers and are customized after purchase for a specific application. FPGAs are a subset of PLDs and are typically used to implement complex system functions; and

•
Application Specific Integrated Circuits, or ASICs, are custom devices designed and fabricated to meet the needs of one specific application for one end-customer. Structured ASICs, a sub-category of ASICs, provide a limited amount of custom content to broaden the applicability of a device for additional applications.

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

Consumer devices incorporate complex, rapidly changing technology, require rapid product proliferation, and have short product life and development cycles. Therefore, most mobile designers design their products from a base platform, or reference design, provided to them by the vendor of the processor they have selected for their design. To differentiate their products from their competition, OEMs and ODMs may require some level of customization at either the hardware or software level. Designers have only a few viable options to modify the base platform for their needs. Since mobile system designers require very low power consumption to maximize battery life in their applications, the high power consumption of conventional FPGAs is incompatible with their design goals. This effectively limits the average mobile system designer to ASSPs, small PLDs, mobile-oriented FPGAs, and MCUs to create a virtual level playing field among mobile system designers, and makes product proliferation and differentiation extremely hard to achieve. ASICs with their long development cycles, long lead times and high non-recurring development costs are only used in very high volume mainstream consumer products.

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

We market our solutions to OEMs and ODMs offering differentiated mobile products, to processor vendors wishing to expand their served available market, and to sensor manufacturers wishing to expand their ecosystems. Our target mobile markets include Tablets, Wearables, Hearables, Smartphones and IoT. Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, or Smart Connectivity.

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

Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we develop low power SoCs, FPGAs and embedded FPGA intellectual property. QuickLogic’s products enable smartphone, wearable, Hearbles and IoT device OEMs to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2 and EOS 3 accomplish this result with general purpose and targeted cores, which provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric and environmental) sensor processing independently of the cloud. Our embedded FPGA technology gives SoC developers targeted IoT endpoint applications the flexibility to make design changes post production while keeping power consumption low.

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

We recognize that our markets require a range of solutions, and we intend to work with market leading companies to combine silicon solution platforms, packaging technology, sensor software algorithms, software drivers and firmware, to meet the product proliferation, high bandwidth, time-to-market, time-in-market and form factor requirements of mobile device manufacturers. We expect solutions to range from devices that include mixed signal and visual enhancement capability to devices that provide off-load engines from the host processor to save power and extend system battery life. We intend to continue to define and implement compelling solutions for our target customers and partners.

Our business model includes a focused customer strategy in which we target market-leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will continue to come from less than 100 customers as we transition to this business model. We have identified and plan to continue to identify the customers we want to serve with our solutions. We are currently in different stages of engagement with a number of these customers. We believe our solutions are resonating with our target customers who value the differentiated user experience, lower power consumption, platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of our solutions.

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

One of our tier one customers, Samsung Electronics Co., Ltd. or Samsung represented 19% of our total revenue for the year ended December 31, 2017 and 33% for the year ended January 1, 2017. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 11 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our products and solutions. Our competitors include: (i) suppliers of ASSPs such as Toshiba; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as Atmel (a subsidiary of Microchip Technology), ST Microelectronics and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Intel and MicroSemi.

ASSPs offer proven functionality which reduces development time, risk and cost, but it is difficult to offer a differentiated product using standard devices, and ASSPs that meet the system design objectives are not always available. Conventional programmable logic may be used to create custom functions that provide product differentiation or make up for deficiencies in available ASSPs. PLDs require more designer input since the designer has to develop and integrate the IP and may have to develop the software to drive the IP. PLDs are more expensive and consume more power than ASSPs or ASICs, but they offer fast time-to-market and are typically reprogrammable. OEMs have adopted mobile-oriented FPGAs in the mobile product market, but offer very little in terms of hard logic blocks that may decrease power consumption or selling price to the OEM. ASICs have a large development cost and risk and a long time to market. As a result, ASICs are generally only used for single designs with very high volumes. MCUs offer extensive software flexibility, but often do not offer sensor software algorithms, the lowest power, nor any hardware flexibility. Our solutions enable custom functions and system designs with fast time-to-market and longer time-in-market since they are customized by us using our solution platforms that contain programmable logic. In addition, because they are complete solutions, they reduce the system development cost and risk. Finally, our solutions are very energy efficient because of our programmable logic and how we intelligently design our IPs. They are very suitable for OEMs or ODMs offering mobile differentiated products.

Research and Development

We are focused on developing our solutions. Our solutions combine our silicon platforms with our IPs, software drivers, and other system software. Our future success will depend largely on our ability to rapidly develop, enhance and introduce our solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the years ended December 31, 2017, January 1, 2017, and January 3, 2016, were $9.6 million (79% of revenue), $12.3 million (107% of revenue), and $14.1 million (75% of revenue), respectively.

As of the end of 2017, our research and development staff consisted of 47 employees located in California and India.

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

Manufacturing

We have close relationships with third-party manufacturers for our wafer fabrication, package assembly, and testing requirements to help us ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to GLOBALFOUNDRIES and Taiwan Semiconductor Manufacturing Company Limited, or TSMC. We outsource our product packaging primarily to Amkor Technology, Inc. and STATS-ChipPAC. GLOBALFOUNDRIES manufactures our EOS S3 Sensor Platform in a 40 nm CMOS process, and PolarPro 3E, ArcticLink III VX and BX, and ArcticLink 3 S2 Sensor Hub, in a 65 nm CMOS process. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products, using a 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products, PolarPro III, ArcticLink 3 S1 Sensor Hub products, using a 65nm CMOS process on twelve-inch wafers. We purchased products from eSilicon, GLOBALFOUNDRIES, and TSMC on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of December 31, 2017, we had 89 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold thirty-two active U.S. patents and have four pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted eleven patents and have six pending applications. Our issued patents expire between 2018 and 2035.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 2, 2018:

Name	Age	Position
Brian C. Faith	43	President and Chief Executive Officer; Director
Suping (Sue) Cheung	54	Chief Financial Officer and Vice President, Finance
Rajiv Jain	57	Vice President, Worldwide Operations
Timothy Saxe	62	Senior Vice President Engineering and Chief Technology Officer
E. Thomas Hart	76	Chairman of the Board
Andrew J. Pease	67	Director
Michael R. Farese	71	Director
Arturo Krueger	78	Director
Daniel A. Rabinovitsj	53	Director
Christine Russell	68	Director
Gary H. Tauss	63	Director

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

Suping (Sue) Cheung (Ph.D.) joined QuickLogic in May 2007. Dr. Cheung was promoted to Chief Financial Officer in February 2017 after having served as Vice President of Finance and Chief Accounting Officer since August 2016. Prior to this role, Dr. Cheung served as QuickLogic’s Principal Accounting Officer in addition to Corporate Controller since May 2015, Corporate Controller from 2008 to April 2015 and Assistant Controller from 2007 to 2008. Prior to joining QuickLogic, Dr. Cheung was a Senior Manager of SEC Reporting and Technical Accounting at Dell SonicWALL from 2006 to 2007 and was the Senior Accounting Manager at VeriFone System, Inc. from 2005 to 2006. Prior to 2005, Dr. Cheung held various senior accounting and financial management roles in both publicly traded and privately held companies. Dr. Cheung began her career with PricewaterhouseCoopers (PWC) where she served as an auditor and as a tax consultant. Dr. Cheung holds a Ph.D. in Business Administration and a Masters in Accounting from the Florida International University in Miami. She is a Certified Public Accountant.

Rajiv Jain joined QuickLogic in August 1992. Mr. Jain has served as our Vice President of Worldwide Operations since April 2014. Prior to this role, Mr. Jain served as QuickLogic’s Senior Director of Operations and Development Engineering from 2011 to 2014, Senior Director of System Solutions and Process Technology from 2009 to 2011, Director of Process Technology from 1997 to 2009, and Senior Process Technologist from 1992 to 1997. Prior to joining QuickLogic, Mr. Jain was a Senior Yield Engineer at National Semiconductor from 1991 to 1992, where he focused on BiCMOS product yield improvements, and at Monolithic Memories from 1985 to 1988, where he focused on BiPolar product yield and engineering wafer sort improvements. Mr. Jain holds a Master's degree in Chemical Engineering from the University of California, Berkeley and a B.S. degree in Chemical Engineering from the University of Illinois, Champaign/Urbana.

Timothy Saxe (Ph.D.) joined QuickLogic in May 2001. Dr. Saxe has served as our Senior Vice President of Engineering and Chief Technology Officer since August 2016 and Senior Vice President and Chief Technology Officer since November 2008. Previously, Dr. Saxe has held a variety of executive leadership positions in QuickLogic including Vice President of Engineering and Vice President of Software Engineering. Dr. Saxe was Vice President of FLASH Engineering at Actel Corporation, a semiconductor manufacturing company, from November 2000 to February 2001. Dr. Saxe joined GateField Corporation, a design verification tools and services company formerly known as Zycad, in June 1983 and was a founder of their semiconductor manufacturing division in 1993. Dr. Saxe became GateField's Chief Executive Officer in February 1999 and served in that capacity until Actel Corporation acquired GateField in November 2000. Dr. Saxe holds a B.S.E.E. degree from North Carolina State University, and an M.S.E.E. degree and a Ph.D. in Electrical Engineering from Stanford University.

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

If we fail to successfully develop, introduce and sell new products, eFPGA IP Product and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

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

We expect our business growth to be driven by new products, which currently include EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. We also launched a business that licenses our FPGA technology for use in other semiconductor companies’ SoCs and delivered our first eFPGA IP product ArcticPro™ in 2017. The new product revenue growth of our new products and eFPGA IP product needs to be strong enough to achieve profitability. The gross margin associated with our new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with new products and eFPGA IP product. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from new products and eFPGA IP product will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing new products, especially solutions based on our EOS S3, ArcticLink and PolarPro solution platforms, the eFPGA IP product and the development of additional new products and solutions.

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

eFPGA IP is a new unproven market.

We have history and experience in developing, selling and supporting FPGA products and incorporating FPGA IP developed by us into our platform solutions. The eFPGA market is a developing market with unknown requirements and demand. Our current FPGA architectures and their performance may not be a good fit for the FPGA Market. The software developed by us for eFPGA may be delayed or may not meet the needs of the FPGA Market. The support required by a customer to incorporate the eFPGA may be much higher than expected which may delay new engagements or lead to high costs. The incorporated eFPGA IP may have an unexpected result in the customer’s chip leading to compensation demands.  The expected NRE and royalty rates we expect to charge for the eFPGA may not be competitive, which may have a material adverse effect on our business, results of operations and financial condition.

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next year, we may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity to continue to operate as a going concern.

We have experienced net losses in the past years and expect such losses to continue through at least the year ending December 30, 2018 as we continue to develop new products, applications and technologies. Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than our mature products due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received on March 28, 2017 from the sale of our equity securities, and the credit line we may be able to draw down from Silicon Valley Bank under the Fourth Amendment to the Third Amended and Restated Loan and Security Agreement dated as of August 31, 2017, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce or delay product orders from us, or choose not to release products that incorporate our devices after we have spent substantial time and resources developing products or assisting customers with their product design, our revenue levels may be less than anticipated and our business, results of operations and financial condition may be materially adversely affected.

We currently depend on a limited number of significant customers, for a significant portion of our revenue and the loss of or reduction in orders from such significant customers could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

A small number of end-customers represented a significant portion our total revenue in our fiscal year ended December 31, 2017. During our fourth quarter and our fiscal year ended December 31, 2017, two customers, including Samsung, accounted for 22% and 30%, respectively, of our total revenue. We expect to maintain this high level of customer concentration as we continue to market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations and financial condition.

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

We depend upon partnering with other companies to offer voice, motion, and other solutions into our platform.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to create more complete solutions.  The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but these relationships are typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments. The propriety code provided by these partners may be an integral part of the solutions that we offer our customers.  If we are unable to obtain competitive pricing (NRE, royalty) and prompt quality support by our partner, our solution may not be competitive. In addition if the quality of our partner's solution does not meet our customer’s requirements, it may delay or prevent the incorporation of our product by the customer.  There may also be delays and additional expenses to improve or update the partner's solution to meet current market needs.   If we are unable to maintain a close working relationship with our partners it would hinder our ability to continue to develop and introduce leading solutions effectively in the future, which may have a material adverse effect on our business, results of operations and financial condition.

We depend on our relationships with third parties to manufacture our new products.

We depend upon GLOBALFOUNDRIES, TSMC, Amkor and STAT-chipPAC to manufacture our new products. The inability of any one of these companies to continue manufacture of our new products for any reason would require us to identify and qualify a new foundry to manufacture our new products. This would be time consuming, difficult and result in unforeseen operational problems. Alternate foundries might not be available to fabricate our new products, or if available, might be unwilling or unable to offer services on acceptable terms and our ability to operate our business or deliver our products to our customers could be severely impaired.

We depend upon third parties for silicon IP, detailed registered-transfer level, or RTL, design, physical design, verification and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely affect our time to market and revenue.

Our move to a variable cost or outsourced engineering development model allows us access to the best design resources for developing new silicon platforms. This includes access to leading edge silicon IP as well as RTL design and physical design expertise. However, outsourcing the design of a complex silicon platform typically involves multiple companies in multiple locations, which may increase the risk of costly design errors. Any delays or errors in the design of our new silicon platforms could significantly increase the cost of development as well as adversely affect our time to market, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with product on a purchase order basis. The allocation of capacity is determined solely by our suppliers, over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment that is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment or capacity shortages may be costly, or not possible, especially in the short-term since most of our products and programming equipment are supplied by a single supplier. If we fail to adequately forecast demand for our products, our business, the relationship with our customers, our results of operations and financial condition could be materially adversely affected.

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

We spend significant resources designing and developing silicon solution platforms, IP and software and reference designs, and adopting emerging technologies. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations and financial condition could be materially adversely affected, and we may be required to write-off related inventories and long-lived assets.

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

We may also encounter periods of industry wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements. The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors has been widely out of balance. An industry wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry wide oversupply or undersupply of semiconductors could therefore have a material adverse effect on our business, results of operations and financial condition.

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

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries. Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including the recent U.S. presidential election, the United Kingdom's vote to exit the European Union, potential changes in immigration policies and tax reform proposals, create a level of uncertainty for multi-national companies. As U.S. companies continue to expand globally, increased complexity exists due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the U.S. corporate tax code. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost-effective standard products with short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our solutions and/or a widely accepted feature of our solutions could be integrated into a competitor's ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based solutions. We also face competition from low power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code, which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. In addition, we face competition from companies that provide sensor algorithm software, which may be licensed directly by an OEM, or licensed for use through an MCU company. If we are unable to successfully compete with companies that supply ASSPs, lower power FPGAs, MCUs, ASICs or sensor algorithm software in any of the following areas, our business, results of operations and financial condition will be materially adversely affected: (i) the development of new products, solutions and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; and (vi) the quality and cost-effectiveness of design, development, manufacturing and marketing efforts.

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

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories, which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems or networks, including due to computer viruses, security breaches, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products and could subject us to third party liabilities. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers' facilities, our distributors' facilities or our suppliers' facilities, our business could be seriously harmed.

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

Both our customers and we are subject to laws, regulations and similar requirements that affect our business, results of operations and financial condition, including, but not limited to, the areas of commerce, import and export control, financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business, financial condition, cash flows and results of operations. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our results of operations and financial condition. Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we may not be directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect our results of operations and financial condition.

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

Our products, solutions, technology and software are subject to import and export control laws and regulations, which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce and U.S. Department of the Treasury. These restrictions may impact deliveries to customers or limit development and manufacturing alternatives. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. and applicable international laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions or penalties by regulatory authorities. Such penalties can include civil, criminal or administrative remedies such as loss of export privileges. We cannot be certain as to the outcome of an evaluation, investigation, inquiry or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal actions arising in the ordinary course of business, including but not limited to intellectual property infringement and collection matters. Absolute assurance cannot be given that third-party assertions will be resolved without costly litigation in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future, which may adversely impact gross profit. We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended December 31, 2017:
Fourth Quarter (through December 31, 2017)	$1.87	$1.48
Third Quarter (through October 1, 2017)	$1.75	$1.25
Second Quarter (through July 2, 2017)	$1.72	$1.16
First Quarter (through April 2, 2017)	$2.34	$1.15
Fiscal Year Ended January 1, 2017:
Fourth Quarter (through January 1, 2017)	$1.51	$0.76
Third Quarter (through October 2, 2016)	$1.03	$0.76
Second Quarter (through July 3, 2016)	$1.20	$0.89
First Quarter (through April 3, 2016)	$1.62	$1.04

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $1.67 per share on February 26, 2018. As of February 26, 2018 there were 80,563,053 shares of common stock outstanding that were held of record by 164 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 30, 2012 to December 31, 2017 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 30, 2012 in QuickLogic's common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 31, 2017

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/30/2012	12/29/2013	12/28/2014	1/3/2016	1/1/2017	12/31/2017

QuickLogic Corporation	100.00	171.56	142.22	50.22	61.78	77.33
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Semiconductor	100.00	135.94	183.34	184.95	236.65	322.60

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2017	2016	2015	2014	2013
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$12,149	$11,421	$18,956	$27,845	$26,072
Cost of revenue	6,627	7,648	11,411	16,796	17,305
Gross profit	5,522	3,773	7,545	11,049	8,767
Operating expenses:
Research and development	9,572	12,265	14,144	12,186	8,375
Selling, general and administrative	9,900	10,310	10,619	11,663	12,002
Restructuring costs(1)	—	—	295	—	181
Loss from operations	(13,950)	(18,802)	(17,513)	(12,800)	(11,791)
Gain on sale of TowerJazz Semiconductor Ltd. shares (2)	—	—	—	—	181
Interest expense	(115)	(175)	(82)	(85)	(54)
Interest income and other expense, net	21	(106)	(107)	(126)	(157)
Loss before income taxes	(14,044)	(19,083)	(17,702)	(13,011)	(11,821)
Provision for income taxes	87	65	146	68	455
Net loss	$(14,131)	$(19,148)	$(17,848)	$(13,079)	$(12,276)
Net loss per share:
Basic	$(0.18)	$(0.29)	$(0.32)	$(0.23)	$(0.27)
Diluted	$(0.18)	$(0.29)	$(0.32)	$(0.23)	$(0.27)
Weighted average shares:
Basic	77,291	65,377	56,472	55,401	45,762
Diluted	77,291	65,377	56,472	55,401	45,762

	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,527	$14,870	$19,136	$30,050	$37,406
Working capital	$12,619	$9,042	19,132	$33,395	$37,801
Total assets	$24,636	$21,844	$28,461	$41,139	$49,126
Long-term obligations, excluding current portion	$369	$49	$2,341	$1,267	$254
Total stockholders' equity	$14,878	11,988	$20,325	$35,567	$40,598
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

We are also a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, as well as Field Programmable Gate Arrays, or FPGAs, software drivers, associated design software and programming hardware, and, eFPGA IP called ArcticPro and ArcticPro 2. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

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
In order to grow and diversify our revenue from its current level, we are partnering with Tier 1 foundries to license our eFPGA software tool in addition to the sale of our new and existing products. We are expecting revenue growth from eFPGA IP licensing starting in fiscal year 2018.

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

During 2017, we generated total revenue of $12.1 million, which represents a 6% increase from 2016. Our new product revenue during 2017 was $5.9 million, which represents a 4% increase from 2016, while our mature product revenue during 2017 was $6.3 million, which represents a 9% increase from 2016. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. Overall, we reported a net loss of $14.1 million for 2017 compared to a net loss of $19.1 million for 2016.

We have experienced net losses in the recent years and expect such losses to continue through at least the year ending December 30, 2018 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

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

Revenue Recognition

We supply standard products that must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties.

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under our standard warranty policy. See Note 2 to the Consolidated Financial Statements for our standard warranty policy. We record an allowance for sales returns. Amounts recorded for sales returns were not material for the year ended December 31, 2017, and $93,000 and $19,000 for the years ended January 1, 2017 and January 3, 2016, respectively.

The Company accounts for its Intellectual Property or IP license revenues and related services in accordance with Financial Accounting Standard Board or FASB Accounting Standards Codification or ASC No. 985-605, Software Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. The Company’s IP license agreement contains multiple elements including post-contract customer support. For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (“VSOE”) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties including substantive renewal rate as stated in the agreement. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.

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

Valuation of Long-Lived Assets

We assess annually whether the value of identifiable long-lived assets, including property and equipment, have been impaired and when events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Our assessment of possible impairment is based on our ability to recover the carrying value of an asset or asset group from their expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, we recognize an impairment loss for the difference between estimated fair value and carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. Based on this analysis, there are no significant impairments to our long-lived assets.

Measurement of Stock-Based Compensation

We account for stock-based compensation under the provisions of the amended authoritative guidance and related interpretations, which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant require judgment.

We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company's 2009 Stock Plan and 2009 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions, including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares.

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore, we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSAs and RSU awards that are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 10 to the Consolidated Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization, and employee-related accruals. These differences result in deferred tax assets and liabilities, which are included on our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, depreciation and amortization, amounted to $56.0 million, tax effected, as of the end of 2017. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of December 31, 2017, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $161.1 million and $53.9 million, respectively, which will expire at various dates from 2018 through 2037. We had research credit carryforwards of approximately $4.2 million for federal and $4.2 million for state income tax purposes as of December 31, 2017. If not utilized, the federal carryforwards will expire at various dates from 2018. The California credit can be carried forward indefinitely. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $55.9 million, tax-effected, as of the end of 2017, due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2017	2016	2015
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	55%	67%	60%
Gross profit	45%	33%	40%
Operating expenses:
Research and development	79%	107%	75%
Selling, general and administrative	81%	90%	56%
Restructuring costs	—%	—%	2%
Loss from operations	(115)%	(164)%	(93)%
Interest expense	(1)%	(2)%	—%
Interest income and other expense, net	—%	(1)%	(1)%
Loss before income taxes	(116)%	(167)%	(94)%
Provision for income taxes	1%	1%	1%
Net loss	(117)%	(168)%	(95)%

Comparison of Fiscal Years 2017 and 2016

Revenue. The table below sets forth the changes in revenue for fiscal year ended December 31, 2017, as compared to fiscal year ended January 1, 2017 (in thousands, except percentage data):

	Fiscal Years
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$5,853	48%	$5,622	49%	$231	4%
Mature products	6,296	52%	5,799	51%	497	9%
Total revenue	$12,149	100%	$11,421	100%	$728	6%

_________________

(1)            For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The 4% increase in new product revenue in 2017 was primarily due to eFPGA license revenue and revenue from sensor processing solutions and Connectivity products, offset by a decrease from Display Bridge Solutions. In 2017, shipments of ArcticLink III were $3.8 million compared to $4.4 million in 2016. Revenue from connectivity products was $1.4 million in 2017 compared to $1.0 million in 2016. Revenue generated from Samsung accounted for 40% of our new product revenue and 19% of our total revenue in 2017. The increase in mature product revenue is due primarily to increased orders from our customers in the defense, aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will be likely to decline over time.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2017 as compared to fiscal year 2016 (in thousands, except percentage data):

	Fiscal Years
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$12,149	100%	$11,421	100%	$728	6%
Cost of revenue	6,627	55%	7,648	67%	(1,021)	(13)%
Gross Profit	$5,522	45%	$3,773	33%	$1,749	46%

The increase in gross profit and gross profit percentage was primarily due to the increase of (i) high margin mature product revenue by $497,000 and (ii) new eFPGA license revenue of $475,000. The sale of inventories that were previously written-off was $112,000 and $106,000 in 2017 and 2016, respectively. Inventory written-down in 2017 was $232,000 compared to $296,000 in 2016.

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

In accordance with Accounting Standard Update, or ASU, No. 2015-11, Inventory, which came into effect in the first quarter of 2017, we review the cost of inventories and purchase commitments against estimated net realizable value (previously market value) and record a lower of cost or net realizable value (previously market value) for inventories that have a cost in excess of net realizable value (previously market value). This could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down. The adoption of this new accounting standard has no impact on our gross margins or consolidated financial statements.

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2017 as compared to fiscal year 2016 (in thousands, except percentage data):

	Fiscal Years
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expenses	$9,572	79%	$12,265	107%	$(2,693)	(22)%
SG&A expenses	9,900	81%	10,310	90%	(410)	(4)%
Total operating expenses	$19,472	160%	$22,575	197%	$(3,103)	(14)%

Research and Development Expenses. Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expenses were $9.6 million and $12.3 million in 2017 and 2016, respectively, which represented 79% and 107% of revenue for those periods. The $2.7 million decrease in R&D expenses in 2017 as compared to 2016 is attributable to operational realignment measures implemented in the second half of 2016, which resulted in a decrease of compensation related cost by $1.8 million, and engineering prototype equipment cost by $630,000.

Selling, General and Administrative Expenses. Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal functions. SG&A expenses were $9.9 million and $10.3 million in 2017 and 2016, respectively, which represented 81% and 90% of revenue for those periods. The $410,000 decrease in SG&A expenses in 2017 as compared to 2016 is attributable primarily to the decrease in compensation related cost of $751,000, attributable to cost reduction measures implemented in 2016, which was partially offset by higher consulting costs.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net, for 2017 as compared to 2016 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2017	2016	Amount	Percentage

Interest expense	$(115)	$(175)	$(60)	(34)%
Interest income and other expense, net	21	(106)	(127)	(120)%
	$(94)	$(281)	$(187)	(67)%

The decrease in interest expense by $60,000 in 2017 compared to 2016 was due to lower line of credit balances during the year. The change in interest income and other expense, net was due primarily to higher interest income from short-term investments and also due to foreign exchange fluctuations.

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

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in 2017 as compared to 2016 (in thousands, except percentage data) :

	Fiscal Years		Year-Over-Year Change
	2017	2016	Amount	Percentage

Income tax provision	$87	$65	$22	34%

The income tax expense for 2017 and 2016 was primarily from our foreign operations which are cost-plus entities.

As of the end of 2017, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2016 and 2015

Revenue. The table below sets forth the changes in revenue for fiscal year 2016 as compared to fiscal year 2015
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

The decrease in new product revenue in 2016 was primarily due to lower shipments to Samsung, which had designed our ArcticLink III VX product into its tablet platform, and also due to lower shipments of connectivity products. In 2016, shipments of ArcticLink III were $4.4 million compared to $8.3 million in 2015. Revenue from connectivity products was $1.0 million in 2016 compared to $3.5 million in 2015. Revenue generated from Samsung accounted for 68% of our new product revenue and 33% of our total revenue in 2016. The decrease in mature product revenue was due primarily to decreased orders from our customers in the aerospace, test and instrumentation sectors.

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

The decrease in gross profit was primarily due to a reduction in sales of both new and matured products, which was due to fluctuations in end-customers' revenue forecasts. The gross margin decrease of 7% in 2016 compared to 2015 was due to the decrease of (i) high margin mature product revenue by $1.1 million and (ii) a $6.4 million reduction in lower margin new product revenue. The effect of price reductions in 2016 on gross profit was approximately $120,000 or 1%. The sale of inventories that were previously written-off was $106,000 and $201,000 in 2016 and 2015, respectively. Inventory written-down in 2016 was $296,000 compared to $229,000 in 2015. There were no adjustments to the LCM reserve in fiscal year 2016.

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2016 as compared to fiscal year 2015 (in thousands, except percentage data):

	Fiscal Years
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expenses	$12,265	107%	$14,144	75%	$(1,879)	(13)%
SG&A expenses	10,310	90%	10,619	56%	(309)	(3)%
Restructuring Costs	—	—%	295	2%	(295)	100%
Total operating expenses	$22,575	197%	$25,058	133%	$(2,483)	(10)%

Research and Development Expenses. Our research and development, or R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. Research and development expense were $12.3 million and $14.1 million in 2016 and 2015, respectively, which represented 107% and 75% of revenue for those periods. The $1.9 million decrease in R&D expenses in 2016 as compared to 2015 is attributable to cost cutting measures implemented in 2016, which resulted in a decrease of outside services cost by $892,000 and salaries cost by $723,000.

Selling, General and Administrative Expenss. Our selling, general and administrative, or SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and legal functions. SG&A expenses were $10.3 million and $10.6 million in 2016 and 2015, respectively, which represented 90% and 56% of revenue for those periods. The $309,000 decrease in SG&A expenses in 2016 as compared to 2015 was attributable primarily to the decrease in salaries cost of $638,000, attributable to cost reduction measures implemented in 2016, which was partially offset by higher outside services costs of $342,000.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net for 2016 as compared to 2015 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2016	2015	Amount	Percentage

Interest expense	$(175)	$(82)	$93	113%
Interest income and other expense, net	(106)	(107)	(1)	(1)%
	$(281)	$(189)	$92	(49)%

The change in interest expense increased by $93,000 in 2016 compared to 2015 due to additional draw down of $4.0 million from our line of credit in 2016. The change in interest income and other expense, net was due primarily to a decrease in foreign exchange losses in 2016 as compared to 2015.

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2016 as compared to 2015 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2016	2015	Amount	Percentage

Income tax provision	$65	$146	$(81)	(55)%

The income tax expense for 2016 and 2015 was primarily for our foreign operations, which are cost-plus entities.

As of the end of 2016, our ability to utilize our U.S. deferred tax assets in future periods was uncertain and, accordingly, we recorded a full valuation allowance against the related U.S. tax asset.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, capital and operating leases, a bank line of credit and cash flow from operations. As of December 31, 2017, our principal sources of liquidity consisted of our cash and cash equivalents of $16.5 million and an additional $6.0 million line of credit available at our election. As of December 31, 2017, we had drawn down $6.0 million from our revolving line of credit with Silicon Valley Bank. Under the Third Amendment to the Third and Restated Loan and Security Agreement dated as of February 10, 2016, the revolving line of credit is subject to increases at our election up to $12.0 million, subject to certain requirements included in our debt agreement with Silicon Valley Bank.

On August 31, 2017, we entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and to modify certain financial covenants. This amendment requires us to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of it's affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick of at least 1.40 to 1.00, tested as of the last day of each month, with the numerator equal to quick assets and (a) the denominator equal to the sum of (1) current liabilities minus (2) the current portion of deferred revenue plus (3) the long term obligations. We are in compliance with all loan covenants as of the end of the current reporting period. Upon each advance, we can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the fiscal year ended December 31, 2017, we had $6.0 million of revolving debt outstanding. Further, any violations of debt covenants during 2017 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. Additionally, we have an accumulated deficit of approximately $254 million, experienced net losses in past years, and expect such losses to continue through at least the year ending December 30, 2018 as we continue to develop new products, applications and technologies.

On March 28, 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. We received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. We used the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed with the SEC on December 9, 2016, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017, which was filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our revolving line of credit with Silicon Valley Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our revolving line of credit will expire in September 2018 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the revolving line of credit or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

We were in compliance with all loan covenants as of the end of the current reporting period. As of December 31, 2017, we had $6.0 million of outstanding revolving line of credit with an interest rate of 4.31%

As of December 31, 2017, there was no material difference between the fair value and the carrying amount of capital software leasing arrangements.

As of December 31, 2017, most of our cash and cash equivalents were invested in JP Morgan U.S. government money market funds rated AAAm/Aaa. As of December 31, 2017, our interest-bearing debt consisted of $654,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit. See Note 5 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $950,000 and $544,000 at December 31, 2017 and January 1, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Net cash (used in) operating activities	$(12,938)	$(15,259)	$(11,829)
Net cash (used in) investing activities	(642)	(1,954)	(346)
Net cash provided by financing activities	15,237	12,947	1,261

Net Cash from Operating Activities

In 2017, net cash used in operating activities was $12.9 million, and resulted primarily from a net loss of $14.1 million, which was offset by $3.1 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $232,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.4 million and stock-based compensation of $1.4 million. In addition, changes in working capital accounts used cash of $1.9 million as a result of an increase in accounts receivable of $86,000, an increase in gross inventory of $1.8 million, and a decrease of accounts payable of $145,000, partially offset by an increase in accrued liabilities of $72,000.

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

In 2015, net cash used in operating activities was $11.8 million, and resulted primarily from a net loss of $17.8 million, which was offset by $3.7 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $229,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.4 million and stock-based compensation of $1.9 million. In addition, changes in working capital accounts provided cash of $2.0 million as a result of an increase in accounts payable of $260,000, decrease in gross inventory of $1.8 million, and decrease of other assets of $300,000, partially offset by a decrease of accrued liabilities of $94,000 and an increase in accounts receivable of $49,000. The inventory decrease was primarily due to sale of existing ArcticLink III and PolarPro products inventory purchased in prior years.

Net Cash from Investing Activities

Net cash used for investing activities in 2017 was $642,000, primarily for capital expenditures to acquire manufacturing equipment and software.

Net cash used for investing activities in 2016 was $2 million, primarily for capital expenditures to acquire mask sets for our new products and other manufacturing equipment and software.

In 2015, net cash used for investing activities was $346,000, primarily for capital expenditures to acquire manufacturing equipment and software.

Net Cash from Financing Activities

In 2017, net cash provided by financing activities was $15.2 million, resulting from the proceeds of $15.2 million from our stock offering in March 2017 and proceeds of $352,000 from the issuance of common shares to employees under our equity plans, net of taxes paid related to net settlement of equity awards of $198,000. These proceeds were partially offset by payments of $344,000 under the terms of our capital software lease obligations.

In 2016, net cash provided by financing activities was $12.9 million, resulting from the additional borrowing of $4.0 million under the line of credit, proceeds of $8.8 million from our stock offering in March 2016 and proceeds of $424,000 from the issuance of common shares to employees under our equity plans, net of taxes paid related to net settlement of equity awards of $179,000. These proceeds were partially offset by payments of $280,000 under the terms of our capital software lease obligations.

In 2015, net cash provided by financing activities was $1.3 million, resulting from the additional borrowing of $1.0 million under the line of credit and proceeds of $554,000 from the issuance of common shares to employees under our equity plans. These proceeds were partially offset by payments of $293,000 under the terms of our capital software lease obligations.

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our revolving line of credit will expire in September 2018 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our non-cancelable contractual obligations and commercial commitments as of the end of 2017 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	More than 3 Years
Contractual cash obligations:
Operating leases	$1,270	$835	$347	$88
Wafer purchases(1)	1,094	1,094	—	—
Other purchase commitments	1,727	1,618	109	—
Total contractual cash obligations	4,091	3,547	456	88
Other commercial commitments(2):
Revolving line of credit	6,000	6,000	—	—
Capital software lease obligations	654	299	355	—
Total commercial commitments	6,654	6,299	355	—
Total contractual obligations and commercial commitments(3)	$10,745	$9,846	$811	$88
____________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume. Wafer purchase commitments of $1.1 million include firm purchase commitments and a portion of our forecasted wafer starts as of the end of 2017.

(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2017.

(3)	Does not include unrecognized tax benefits of $2.1 million as of the end of 2017. See Note 7 of the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are adverse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% change in interest rates during 2017 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 25%, 18% and 17% of total operating expenses in 2017, 2016 and 2015, respectively. A majority of these foreign expenses were incurred in India, the United Kingdom and Korea in 2016. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $486,000 in 2017, $398,000 in 2016 and $419,000 in 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
QuickLogic Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of QuickLogic Corporation (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and January 1, 2017 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

San Francisco, California
March 9, 2018

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
QuickLogic Corporation
Sunnyvale, California
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of QuickLogic Corporation for the year ended January 3, 2016. In connection with our audit of the financial statements, we have also audited the financial statement schedule, Valuation and Qualifying Accounts, as of and for the year ended January 3, 2016 listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of QuickLogic Corporation and its cash flows for the year ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, Valuation and Qualifying Accounts, as of and for the year ended January 3, 2016 listed in Item 15(a)2, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP

San Jose, California
March 18, 2016

QUICKLOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,527	$14,870
Accounts receivable, net of allowances for doubtful accounts of $0	925	839
Inventories	3,559	2,017
Other current assets	997	1,123
Total current assets	22,008	18,849
Property and equipment, net	2,375	2,765
Other assets	253	230
TOTAL ASSETS	$24,636	$21,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	1,437	2,018
Accrued liabilities	1,653	1,580
Current portion of capital software lease obligations	299	209
Total current liabilities	9,389	9,807
Long-term liabilities:
Capital software lease obligations, less current portion	355	—
Other long-term liabilities	14	49
Total liabilities	9,758	9,856
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized; 80,536 and 68,134 shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	80	68
Additional paid-in capital	268,833	251,824
Accumulated deficit	(254,035)	(239,904)
Total stockholders' equity	14,878	11,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,636	$21,844

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years
	2017	2016	2015

Statements of Operations:
Revenue	$12,149	$11,421	$18,956
Cost of revenue	6,627	7,648	11,411
Gross profit	5,522	3,773	7,545
Operating expenses:
Research and development	9,572	12,265	14,144
Selling, general and administrative	9,900	10,310	10,619
Restructuring costs	—	—	295
Loss from operations	(13,950)	(18,802)	(17,513)
Interest expense	(115)	(175)	(82)
Interest income and other expense, net	21	(106)	(107)
Loss before income taxes	(14,044)	(19,083)	(17,702)
Provision for income taxes	87	65	146
Net loss	$(14,131)	$(19,148)	$(17,848)
Net loss per share:
Basic	$(0.18)	$(0.29)	$(0.32)
Diluted	$(0.18)	$(0.29)	$(0.32)
Weighted average shares:
Basic	77,291	65,377	56,472
Diluted	77,291	65,377	56,472

Note: Net Loss equals to comprehensive loss for the fiscal years 2017, 2016 and 2015

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Years
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(14,131)	$(19,148)	$(17,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,373	1,332	1,409
Stock-based compensation	1,441	1,584	2,028
Write-down of inventories	232	296	229
Write-off of equipment	12	368	8
Changes in operating assets and liabilities:
Accounts receivable	(86)	762	(49)
Inventories	(1,774)	565	1,845
Other assets	103	305	300
Trade payables	(145)	(1,337)	260
Accrued liabilities	72	124	(94)
Deferred income	—	(26)	26
Other long-term liabilities	(35)	(84)	57
Net cash used in operating activities	(12,938)	(15,259)	(11,829)
Cash flows from investing activities:
Capital expenditures for property and equipment	(642)	(1,954)	(346)
Net cash used in investing activities	(642)	(1,954)	(346)
Cash flows from financing activities:
Payment of capital software lease obligations	(344)	(280)	(293)
Proceeds from line of credit	18,000	4,000	1,000
Repayment of line of credit	(18,000)	—	—
Proceeds from issuance of common stock	17,550	10,603	692
Stock issuance costs	(1,771)	(1,197)	—
Taxes paid related to net settlement of equity awards	(198)	(179)	(138)
Net cash provided by financing activities	15,237	12,947	1,261
Net increase (decrease) in cash and cash equivalents	1,657	(4,266)	(10,914)
Cash and cash equivalents at beginning of period	14,870	19,136	30,050
Cash and cash equivalents at end of period	$16,527	$14,870	$19,136
Supplemental disclosures of cash flow information:
Interest paid	$106	$183	$77
Income taxes paid	$157	$128	$121
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$654	$209	$489
Purchase of equipment included in accounts payable	$436	$—	$977
The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock at Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2014	56,182	$56	$238,419	$(202,908)	$35,567
Common stock issued under stock plans and employee stock purchase plans	722	1	553	—	554
Stock-based compensation	—	—	2,052	—	2,052
Net loss	—	—	—	(17,848)	(17,848)
Balance at January 3, 2016	56,904	57	241,024	(220,756)	20,325
Common stock issued under stock plans and employee stock purchase plans	1,230	1	423	—	424
Common stock offering, net of issuance costs	10,000	10	8,793	—	8,803
Stock-based compensation	—	—	1,584	—	1,584
Net loss	—	—	—	(19,148)	(19,148)
Balance at January 1, 2017	68,134	68	251,824	(239,904)	11,988
Common stock issued under stock plans and employee stock purchase plans	1,069	1	350	—	351
Common stock offering, net of issuance costs	11,333	11	15,218	—	15,229
Stock-based compensation	—	—	1,441	—	1,441
Net loss	—	—	—	(14,131)	(14,131)
Balance at December 31, 2017	80,536	$80	$268,833	$(254,035)	$14,878

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, ("QuickLogic", the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

QuickLogic's fiscal year ends on the Sunday closest to December 31. Fiscal years 2017, 2016 and 2015 ended on December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of December 31, 2017, the Company's principal sources of liquidity consisted of its cash and cash equivalents of $16.5 million and an additional $6.0 million credit line is available for draw at the Company's election upon credit approval under its revolving line of credit arrangement with Silicon Valley Bank. The revolving line of credit will expire in September 2018 and the Company would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict the Company’s access to any additional cash draws from the revolving line of credit, and may require immediate repayment of the outstanding debt amounts. Additionally, the Company has an accumulated deficit of approximately $254 million, has experienced net losses in the past years and expects such losses to continue through at least the end of fiscal year 2018 as the Company continues to develop new products, applications and technologies.

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and to modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets of at least 1.40 to 1.00, tested as of the last day of each month, with the numerator equal to quick assets and (a) the denominator equal to the sum of (1) current liabilities minus (2) the current portion of deferred revenue plus (3) the long term obligations. The Company is in compliance with all loan covenants as of the end of the current reporting period. As of December 31, 2017, we had $6.0 million of outstanding revolving line of credit with an interest rate of 4.31%. See Note 5 for more details.

On March 28, 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. The Company received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. The Company uses the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months. The Company’s revolving line of credit with Silicon Valley Bank will expire in September 2018 and the Company would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict the Company’s access to any additional cash draws from the revolving line of credit, and may require immediate repayment of the outstanding debt amounts. Management believes that it is probable that the Company will be able to either renew the revolving line of credit or obtain alternative financing on the acceptable terms.

Various factors affect he Company's liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink® and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company's employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank, assuming renewal of the line of credit or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2018, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, in the United States of America or US GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

For the twelve months ended December 31, 2017, the Company generated 19% of its total revenue from shipments to a tier one customer, Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding revenue concentrations associated with our customers and distributors.

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

Foreign Currency Transactions

All of the Company's sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 25%, 18% and 17% of total operating expenses in 2017, 2016 and 2015 respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom and Korea in 2017, 2016 and 2015. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

In accordance with ASU No. 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which was adopted by the Company in the first quarter of 2017, inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers' products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecast demand, and this difference could have a material impact on the Company's gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. The Company also regularly reviews the cost of inventories against estimated net realizable value (previously market value) and records a lower of cost or net realizable value (previously market value) reserve for inventories that have a cost in excess of estimated net realizable value (previously market value), which could have a material impact on the Company's gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2017, 2016 and 2015 the Company wrote-off equipment with a net book value of $12,000, $368,000 and $8,000, respectively.

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

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. The Company records allowance for sales returns. Amounts recorded for sales returns were not material for the year ended December 31, 2017, and $93,000 and $19,000 for the years ended and January 1, 2017 and January 3, 2016, respectively.

The Company accounts for its Intellectual Property or IP license revenues and related services in accordance with Financial Accounting Standard Board or FASB Accounting Standards Codification or ASC No. 985-605, Software Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. The Company’s IP license agreement contains multiple elements including post-contract customer support. For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value (“VSOE”) must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties including substantive renewal rate as stated in the agreement. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company does not have significant product warranty related costs or liabilities.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $95,000 in 2017, $51,000 in 2016, and $60,000 in 2015.

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

Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company's deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $56.0 million tax effected as of the end of 2017. The Company has also recorded a valuation allowance of $55.9 million, tax effected, as of the end of 2017 due to uncertainties related to the Company's ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In July 2015, the FASB issued Accounting Standards Update, or ASU No. 2015-11, Inventory (Topic 330): Simplifying the measurement of Inventory, which amends the accounting guidance on the valuation of inventory. The guidance requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendment applies to inventory valued at first-in, first-out or average cost. This guidance is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2017 prospectively with no material effect on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue. The new standard allows for two transition methods : (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March, April, May and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, which provide supplemental guidance and clarification to ASU 2014-09.

The Company was required to adopt ASU 2014-09 on January 1, 2018, the first day of the Company's 2018 fiscal year. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company believes that the timing of recognizing revenue under its contracts with customers for sales of semiconductor products will not change significantly, but the timing of revenue recognition for its IP licensing and related services will likely be impacted, after the adoption of ASU 2014-09. This new standard will not materially affect the Company's financial statements. The new standard requires comprehensive disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to expand its revenue disclosure upon adoption of the new standard to meet this requirement.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company does not currently anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity transfers of assets other than inventory. This update removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company's Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718). ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-09 to have a material impact on the Company's Consolidates Financial Statements.

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

For 2017, 2016 and 2015, 6.7 million shares, 7.4 million shares, and 7.6 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-BALANCE SHEET COMPONENTS

	December 31, 2017	January 1, 2017
	(in thousands)
Inventories:
Work-in-process	$2,894	1,538
Finished goods	665	479
	$3,559	$2,017
Other current assets:
Prepaid expenses	$836	$960
Other	161	163
	$997	$1,123
Property and equipment:
Equipment	$10,996	$11,524
Software	3,139	2,624
Furniture and fixtures	46	41
Leasehold improvements	674	708
	14,855	14,897
Accumulated depreciation and amortization	(12,480)	(12,132)
	$2,375	$2,765
Accrued liabilities:
Employee compensation related accruals	$1,143	$1,222
Other	510	358
	$1,653	$1,580

The Company recorded depreciation and amortization expense of $1.4 million, $1.3 million and $1.4 million for 2017, 2016 and 2015, respectively. Assets acquired under capital leases and included in property and equipment were $1.3 million and $772,000 at the end of 2017 and 2016, respectively. The Company recorded accumulated depreciation on leased assets of $607,000 and $515,000 as of the end of 2017 and 2016, respectively. As of December 31, 2017 and January 1, 2017, the capital lease obligation relating to these assets was $654,000 and $209,000 respectively.

NOTE 5-OBLIGATIONS

	December 31, 2017	January 1, 2017
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$6,000	$6,000
Capital software leases	654	209
	6,654	6,209
Current portion of debt and capital software lease obligations	(6,299)	(6,209)
Long term portion of debt and capital software lease obligations	$355	$—

Revolving Line of Credit

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the Loan Agreement") with Silicon Valley Bank ("The Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. Upon each advance, the Company can elect a prime rate advance, which is the prime rate plus the prime rate margin, or a LIBOR rate advance, which is LIBOR plus the LIBOR rate margin. On February 10, 2016, the Company entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify the covenants, which were replaced by the Fourth amendment as explained below.

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with the Bank to extend the line of credit for one year through September 24, 2018 and replaces the financial covenants of third amendment with new financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. As of December 31, 2017, the Company has $6.0 million of revolving debt outstanding with an interest rate of 4.31%.

The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Loan Agreement. The Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company complied with all the financial covenants of the Loan Agreement as of the end of the current reporting period.

Capital Leases

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $52,000 through December 2019, for a total of $156,000. As of December 31, 2017, $146,000 was outstanding under the capital lease, $51,000 of which was classified as a current liability.

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.30% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through November 2019, for a total of $273,000. As of December 31, 2017, $257,000 was outstanding under the capital lease, $125,000 of which was classified as a current liability.

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through June 2019, for a total of $276,000. As of December 31, 2017, $170,000 was outstanding under the capital lease, $83,000 of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,300 through February 2019, for a total of $132,800. As of December 31, 2017, $82,000 was outstanding under the capital lease, $40,000 of which was classified as a current liability.

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $22,750 through November 2017, for a total of $182,000. This lease has expired as of December 31, 2017, with no balance outstanding.

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,300 through July 2017, for a total of $202,000. The lease was fully paid as of December 31, 2017.

In July 2014, the Company leased design software under a 41 month capital lease at an imputed interest rate of 3.15% per annum. Terms of the agreement require the Company to make payments of principal and interest of $42,000 in August 2014, $16,000 in December 2014, $58,000 in January 2016 and $58,000 in January 2017. The total payments for the lease were $174,000. This lease has expired as of December 31, 2017, with no balance outstanding.

In May 2014, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.8% per annum. Terms of the agreement require the Company to make annual payments of approximately $84,000 through May 2016, for a total of $252,000. This lease has expired as of December 31, 2017, with no balance outstanding.

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

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of December 31, 2017 and January 1, 2017 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of December 31, 2017				As of January 1, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$15,635	$7,176	$8,459	$—	$14,692	$1,338	$13,354	$—
Total assets	$15,635	$7,176	$8,459	$—	$14,692	$1,338	$13,354	$—
___________________________

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of December 31, 2017 and January 1, 2017.

NOTE 7-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2017	2016	2015
Income (loss) before income taxes:
U.S.	$(14,253)	$(19,340)	$(17,897)
Foreign	209	257	195
Income (loss) before income taxes	$(14,044)	$(19,083)	$(17,702)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$37
State	2	(3)	2
Foreign	85	75	99
Subtotal	87	72	138
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(7)	8
Subtotal	—	(7)	8
Provision for income taxes	$87	$65	$146

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 31, 2017. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 31, 2017	January 1, 2017
Deferred tax assets:
Net operating losses	$37,631	$53,924
Capital losses	1,726	2,938
Accruals and reserves	1,487	1,875
Credits carryforward	5,743	5,080
Depreciation and amortization	9,056	14,415
Stock-based compensation	343	968
	55,986	79,200
Valuation allowances	(55,931)	(79,150)
Deferred tax asset	$55	$50
Deferred tax liability	$—	$—

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations:

	Fiscal Years
	2017	2016	2015
Income tax (benefit) at statutory rate	$(4,775)	$(6,489)	$(5,962)
State taxes	2	(3)	2
Stock compensation and other permanent differences	75	211	286
Foreign taxes	(30)	(19)	41
Benefit allocated from other comprehensive income (loss)	—	—	—
Future benefit of deferred tax assets not recognized	4,815	6,365	5,779
Provision for income taxes	$87	$65	$146

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $161.1 million for federal and $53.9 million for state income tax purposes. If not utilized, these carryforwards will expire beginning 2018 for federal and state purposes. The Company early adopted ASU 2016-09 in Q4 2016 and elected to continue to estimate their forfeiture rate rather than recognizing forfeitures as they occur. The ASU 2016-09 is considered to be effective from the beginning of the year of adoption. In the year of adoption, ASU 2016-09 requires that the cumulative effect adjustment be recorded to retained earnings. Due to the full valuation allowance, there is no cumulative effect adjustment to record. Excess windfall net operating loss carryforwards were converted into deferred tax net operating losses with a corresponding increase in valuation allowance as of the beginning of 2016, the year of adoption.

The Company has research credit carryforwards of approximately $4.2 million for federal and $4.2 million for state income tax purposes as of December 31, 2017. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California credit can be carried forward indefinitely.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, there was no impact on the income tax expense as the impact was on U.S. deferred taxes which are offset by a valuation allowance. In all cases, the Company will continue to make and refine the calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as the Company gains a more thorough understanding of the tax law.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional decrease to the deferred tax asset balance and corresponding decrease to the valuation allowance was approximately $26.9 million.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits or E&P that the Company previously deferred from US income taxes. The Company's one-time transition tax does not generate a tax liability as the deemed distribution is offset by current year taxable losses. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $742,000 of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2017. The Company intends to reinvest these earnings indefinitely in the Company's foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. The foreign withholding taxes would not have a material impact on the Company’s financial position and results of operation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31, 2017	January 1, 2017	January 3, 2016
Beginning balance of unrecognized tax benefits	$2,014	$696	$516
Additions for tax positions related to the prior year	16	1,204	(3)
Additions for tax positions related to the current year	77	150	199
Lapse of statues of limitations	—	(36)	(16)
Ending balance of unrecognized tax benefits	$2,107	$2,014	$696

Out of $2.1 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions was not significant for December 31, 2017, January 1, 2017 and January 3, 2016.

The Company is not currently under tax examination and the Company's historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, and other tax authorities until the statute closes on the year in which such tax attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1998 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

NOTE 8-STOCKHOLDERS' EQUITY

Common and Preferred Stock

As of December 31, 2017, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

On April 26, 2017, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from 100 million to 200 million. The proposal for the amendment was approved by the Company’s stockholders at its 2017 Annual Meeting of Stockholders held on April 26, 2017.

Issuance of Common Stock

On December 6, 2016, the Company filed a shelf registration statement on Form S-3 as amended on March, 2017, under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40.0 million. The Company's shelf registration statement was declared effective on March 16, 2017.

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

NOTE 9-EMPLOYEE STOCK PLANS

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015 and in February 2017, and approved by the Company's stockholders on April 23, 2015 and on April 26, 2017 to, among other things, reserve an additional 2.5 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 Plan. As of December 31, 2017, approximately 12.4 million shares were reserved for issuance under the 2009 Plan. Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February, 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of December 31, 2017, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee's total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

Stock-based compensation expense is recognized in the Company's consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company's results of operations of recording stock-based compensation expense for fiscal years 2017, 2016, and 2015 was as follows (in thousands):

	Fiscal Years
	2017	2016	2015
Cost of revenue	$121	$132	$109
Research and development	614	658	826
Selling, general and administrative	706	794	1,064
Restructuring costs (1)	—	—	29
Total costs and expenses	$1,441	$1,584	$2,028

(1) Stock-based compensation related to restructuring plan initiated in the second quarter of fiscal year 2015.
No stock-based compensation was capitalized during any period presented above.

The amount of stock-based compensation included in inventories at the end of 2017, 2016 and 2015 was not significant.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan:

Shares Available for Grant
(in thousands)
Balance at January 1, 2017	2,632
Authorized	1,500
Options granted	—
Options forfeited or expired	1,356
RSUs granted	(1,852)
RSUs forfeited	263
Balance at December 31, 2017	3,899

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 28, 2014	5,682	$2.67
Granted	225	1.64
Forfeited or expired	(521)	2.87
Exercised	(120)	0.98
Balance outstanding at January 3, 2016	5,266	2.64	4.56
Granted	842	0.86
Forfeited or expired	(1,129)	2.61
Exercised	—	—
Balance outstanding at January 1, 2017	4,979	2.35	4.06
Granted	—	—
Forfeited or expired	(1,356)	3.07
Exercised	(65)	1.31
Balance outstanding at December 31, 2017	3,558	$2.09	4.34	$976
Exercisable at December 31, 2017	3,001	$2.29	3.56	$524
Vested and expected to vest at December 31, 2017	3,443	$2.13	4.20	$879

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.74 per share as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $31,000, $0 and $83,000, respectively. Total cash received from employees as a result of employee stock option exercises during 2017, 2016 and 2015 was approximately $85,000, $0 and $117,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

Total stock-based compensation expense recognized related to stock options was $239,000, $486,000, and $861,000 for 2017, 2016, and 2015, respectively. No stock options were granted during the fiscal year 2017. The weighted average estimated fair value for options granted during 2016 and 2015 was $0.46, and $0.87 per option, respectively. As of the end of 2017, the fair value of unvested stock options, net of expected forfeitures, was approximately $260,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.42 years.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2017 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78	4	1.17	$0.78	4	$0.78
$0.86	726	8.68	0.86	227	0.86
$0.90 - $1.32	359	2.11	0.98	327	0.94
$1.63	545	1.27	1.63	545	1.63
$2.17 - $2.65	307	4.42	2.25	307	2.25
$2.78	958	2.94	2.78	958	2.78
$2.82 - $3.36	231	5.30	3.15	211	3.15
$3.39	243	5.95	3.39	243	3.39
$3.48	120	3.85	3.48	120	3.48
$3.82	65	6.08	3.82	59	3.82
$0.78 - $3.82	3,558	4.34	$2.09	3,001	$2.29

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

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2017	2016	2015
Expected term (years)	NA	7.1	6.3
Risk-free interest rate	NA	1.40%	1.75%
Expected volatility	NA	52%	56%
Expected dividend	NA	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is estimated based on historical experience.

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

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. Stock-based compensation related to grants of vested RSUs was $1.0 million, $953,000, $834,000 in 2017, 2016 and 2015, respectively.

The following table summarizes RSU's activity under the 2009 Plan, and the related weighted average grant date fair value, for 2017, 2016 and 2015:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 28, 2014	650	$3.47
Granted	1,128	1.46
Vested	(221)	1.42
Forfeited	(122)	—
Nonvested at January 3, 2016	1,435	2.30
Granted	1,822	0.97
Vested	(649)	1.07
Forfeited	(1,238)	—
Nonvested at January 1, 2017	1,370	1.68
Granted	1,852	1.41
Vested	(596)	1.46
Forfeited	(263)	—
Nonvested at December 31, 2017	2,363	$1.54

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's ESPP during 2017, 2016 and 2015 was $0.43, $0.62 and $0.42, respectively. Sales under the ESPP were 538,000 shares of common stock at an average price of $0.86 for 2017, 732,000 shares of common stock at an average price of $0.81 for 2016, and 458,000 shares of common stock at an average price of $1.26 for 2015.

Under the 2009 ESPP, the Company issued 538,000 shares at an average price of $0.86 per share during 2017. As of December 31, 2017, 1.6 million shares under the 2009 ESPP remained available for issuance. For 2017, the Company recorded compensation expenses related to the ESPP of $153,000, $258,000 and $232,000 in 2017, 2016 and 2015, respectively.

The fair value of rights issued pursuant to the Company's ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2017	2016	2015
Expected life (months)	6.1	6.1	6.0
Risk-free interest rate	1.22%	0.97%	0.21%
Volatility	53%	59%	55%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company's common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company's intent not to issue a dividend under its dividend policy.

As of the end of 2017, the unrecognized stock-based compensation expense relating to the Company's ESPP was $80,000 and was expected to be recognized over a weighted average period of approximately 4.5 months.

NOTE 11-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2017	2016	2015
Revenue by product line (1) :
New products	$5,853	$5,622	$12,020
Mature products	6,296	5,799	6,936
Total revenue	$12,149	$11,421	$18,956
___________________________

(1)
 For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers. eFPGA IP license revenue is also included in new product revenue.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2017	2016	2015
Revenue by geography:
Asia Pacific (1)	$5,810	$7,131	$12,650
Europe	2,015	1,386	1,859
North America (2)	4,324	2,904	4,447
Total revenue	$12,149	$11,421	$18,956
__________________________
(1) Asia Pacific includes revenue from South Korea of $2.1 million or 17% of total revenue in 2017 and 3.6 million or 31% of total revenue in 2016.

(2)	North America includes revenue from the United States of $4.2 million or 34% of total revenue in 2017 and 2.8 million or 25% of total revenue in 2016.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Fiscal Years
	2017	2016	2015
Distributor "A"	33%	26%	23%
Customer "B"	11%	14%	13%
Customer "G"	19%	33%	43%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 31, 2017	January 1, 2017
Distributor "A"	45%	32%
Distributor "G"	—	11%
Distributor "H"	*	13%
Distributor "I"	*	15%
Customer "G"	12%	*
Customer "I"	*	12%
___________________________
* Represents less than 10% of accounts receivable as of the date presented.

As of December 31, 2017 and January 1, 2017, less than 10% of the Company's long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 12-COMMITMENTS

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2017 and 2016, the Company had $1.1 million and $1.6 million respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 31, 2017, total outstanding purchase obligations due within the next 12 months were $1.6 million.

The Company leases its primary facility under a non-cancelable operating lease that expires on December 31, 2018. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense, net of sublease income, during 2017, 2016 and 2015 was approximately $866,000, $834,000 and $878,000 respectively.

Operating Lease obligations

Future minimum lease commitments under the Company's operating leases, net of sublease income and excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2018	$835
2019	171
2020	176
2021	88
$1,270

Capital Lease obligations

The Company leases various design software under capital leases typically with a two or three year terms. Future minimum lease commitments under the Company's capital lease are as follows:

Capital leases
(in thousands)
Fiscal Years
2018	$299
2019	355
$654

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

NOTE 14-RESTRUCTURING CHARGES

In June 2015, the Company implemented a restructuring plan to re-align the organization to support the Company's sensor processing provider business model and growth strategy. The Company paid out the remaining outstanding balance of $121,000 of restructuring charges in 2016. There were no new charges in 2016 and 2017.

NOTE 15-SUBSEQUENT EVENTS

1.    On January 2, 2018, the Company repaid $6.0 million of revolving debt at an interest rate of 4.31%.

2.     On February 8, 2018, the Company entered into a Sixth Amendment to Lease with Goggle, Inc. (as successor for NetApp, Inc.) to extend the current term of the lease of its principal place of business for an additional fifteen months from January 1, 2019 through March 31, 2020. Total rent payable for the 15-month period is $900,000.

SUPPLEMENTARY FINANCIAL DATA
QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017	January 1, 2017	October 2, 2016	July 3, 2016	April 3, 2016
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$2,981	$2,972	$3,026	$3,170	$2,945	$2,809	$2,717	$2,950
Cost of revenue	1,478	1,706	1,646	1,797	1,995	1,918	1,941	1,794
Gross profit (1)	1,503	1,266	1,380	1,373	950	891	776	1,156
Operating expenses:
Research and development	2,458	2,368	2,319	2,427	2,380	2,755	3,683	3,447
Selling, general and administrative	2,519	2,353	2,614	2,414	2,322	2,704	2,591	2,693
Loss from operations	(3,474)	(3,455)	(3,553)	(3,468)	(3,752)	(4,568)	(5,498)	(4,984)
Interest expense	(18)	(15)	(21)	(61)	(66)	(37)	(34)	(38)
Interest income and other expense, net	23	(3)	1	—	(43)	(41)	(15)	(7)
Loss before taxes	(3,469)	(3,473)	(3,573)	(3,529)	(3,861)	(4,646)	(5,547)	(5,029)
Provision for (benefit from) income taxes	(60)	77	34	36	(3)	(23)	27	64
Net loss	$(3,409)	$(3,550)	$(3,607)	$(3,565)	$(3,858)	$(4,623)	$(5,574)	$(5,093)
Net loss per share:
Basic and Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.05)	$(0.05)	$(0.07)	$(0.08)	$(0.09)
Weighted average shares:
Basic and Diluted	80,353	80,125	79,799	68,794	67,941	67,781	67,415	58,371
___________________________

(1)
Gross profit percentage ranged between 29% to 50% in the last 8 quarters primarily as a result of changes in customer and product mix, favorable purchase price adjustments, and favorable standard cost variances during these quarters.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017 our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 31, 2017 our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2018 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by Moss Adams LLP during Fiscal Years 2017 and 2016" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

 Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2. Financial Statement Schedules
QuickLogic Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2017	$—	$—	$—	$—
Fiscal Year 2016	$—	$—	$—	$—
Fiscal Year 2015	$—	$—	$—	$—

Allowance for Deferred Tax Assets:
Fiscal Year 2017	$79,150	$—	$(23,219)	$55,931
Fiscal Year 2016	$69,349	$9,801	$—	$79,150
Fiscal Year 2015	$66,618	$2,731	$—	$69,349

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

 3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

 The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description
3.1(19)	Fourth Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.
4.1(1)	Specimen Common Stock certificate of the Registrant.
4.2(4)	Form of Common Stock Warrant.
10.1(5)	Form of Indemnification Agreement for directors and executive officers.
10.2(1,5)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Orchard Moffet Investors as Landlord and the Registrant for the Registrant's facility located in Sunnyvale, California.
10.2.1 (6)	Second Amendment to Lease Agreement between NetApp, Inc. (as successor-in-interest to Orchard Moffett Investors and Kairos, LLC,) and QuickLogic Corporation effective September 25, 2008.

10.2.2 (7)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.
10.2.3 (8)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.
10.2.4 (11)	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.
10.2.5	Sixth Amendment to Lease between Google, Inc.(as successor to NetApp Inc.) and QuickLogic Corporation dated February 8, 2018.
10.3(1)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.
10.4 (9)	Form of Change of Control Severance Agreement.
10.5(9)	Form of Change of Control Severance Agreement for Chief Executive Officer.
10.6(10)	2005 Executive Bonus Plan, as restated.
10.7(20)	QuickLogic Corporation 2009 Stock Plan.
10.8(20)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.
10.9(12)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.
10.10(12)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.
10.11(12)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.
10.12(13)	Form of Subscription Agreement.
10.13(14)	Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective June 30, 2014.
10.13.1(15)	First Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 26, 2014.
10.13.2 (16)	Second Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective September 25, 2015.
10.13.3 (17)	Third Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective February 10, 2016.
10.13.4 (18)	Fourth Amendment to Third Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the registrant effective August 31, 2017.
10.14 (22)	Consulting Agreement between QuickLogic Corporation and Andrew J. Pease, dated July 6, 2016.
10.15 (21)	Underwriting agreement between Quicklogic Corporation and Craig-Hallum Capital Group LLC, dated March 23, 2017.
21	Subsidiaries of the registrant.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO USA, LLP Independent Registered Public Accounting Firm.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

(1)	Incorporated by reference to QuickLogic's Registration Statement on Form S-1 declared effective October 14, 1999 (Commission File No. 333-28833).

(2)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 5.03) filed on May 2, 2005).

(3)	Incorporated by reference to Quicklogic's Current Report on Form 8-K (Item 5.03) filed on November 26, 2013.

(4)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on November 17, 2009.

(5)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).

(7)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).

(8)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.

(9)	Incorporated by reference to QuickLogic's Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).

(10)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2008.

(11)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on November 3, 2015 (Commission File No. 000-22671).

(12)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009.

(13)	Incorporated by reference to QuickLogic's Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009.

(14)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on July 2, 2014.

(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 4, 2014 (Commission File No. 000-22671).

(16)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on October 1, 2015.

(17)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on February 10, 2016.

(18)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on September 5, 2017.

(19)	Incorporated by reference to QuickLogic's Current Report on Form 8-K (Item 1.01) filed on April 28, 2017 (Commission file No.000-22671).

(20)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on May 11, 2017 (Commission File No. 000-22671).

(21)	Incorporated by reference to QuickLogic's Quarterly Report on Form 8-K filed on March 28, 2017 (Commission File No. 000-22671).

(22)	Incorporated by reference to QuickLogic's Quarterly Report on Form 10-Q filed on August 10, 2016 (Commission File No. 000-22671).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 9, 2018.

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

Signature	Title	Date

/s/ BRIAN C. FAITH Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 9, 2018

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 9, 2018

/s/ ANDREW J. PEASE Andrew J. Pease	Director	March 9, 2018

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 9, 2018

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 9, 2018

/s/ DANIEL A. RABINOVITSJ Daniel A. Rabinovitsj	Director	March 9, 2018

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 9, 2018

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 9, 2018