Form 10-Q
period 2018-04-01
QUICKLOGIC CORPORATION
filed 2018-05-10
CIK 882508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2018
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes  [ ]    No  [x]
As of May 4, 2018, the registrant had outstanding 80,674,812 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION
FORM 10-Q
April 1, 2018

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,561	$16,527
Accounts receivable, net of allowances for doubtful accounts of $0	1,254	925
Inventories	3,550	3,559
Other current assets	1,426	997
Total current assets	18,791	22,008
Property and equipment, net	2,117	2,375
Other assets	255	253
TOTAL ASSETS	$21,163	$24,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	1,292	1,437
Accrued liabilities	1,982	1,653
Current portion of capital lease obligations	296	299
Total current liabilities	9,570	9,389
Long-term liabilities:
Capital lease obligations, less current portion	235	355
Other long-term liabilities	65	14
Total liabilities	9,870	9,758
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 80,628 and 80,536 shares issued and outstanding as of April 1, 2018 and December 31, 2017, respectively	80	80
Additional paid-in capital	269,218	268,833
Accumulated deficit	(258,005)	(254,035)
Total stockholders' equity	11,293	14,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,163	$24,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue	$2,764	$3,170
Cost of revenue	1,375	1,797
Gross profit	1,389	1,373
Operating expenses:
Research and development	2,699	2,427
Selling, general and administrative	2,561	2,414
Total operating expenses	5,260	4,841
Loss from operations	(3,871)	(3,468)
Interest expense	(24)	(61)
Interest income and other (expense), net	(14)	—
Loss before income taxes	(3,909)	(3,529)
Provision for income taxes	61	36
Net loss	$(3,970)	$(3,565)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.05)
Weighted average shares:
Basic and Diluted	80,571	68,794

Note: Net loss equals to comprehensive loss for the three months ended April 1, 2018 and April 2, 2017.
.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net loss	$(3,970)	$(3,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	355
Stock-based compensation	432	318
Write-down of inventories	42	104
Write-off of equipment	5	—
Changes in operating assets and liabilities:
Accounts receivable	(329)	(968)
Inventories	(33)	(948)
Other assets	(609)	183
Trade payables	(6)	267
Accrued liabilities	324	75
Deferred revenue	—	317
Other long-term liabilities	51	(4)
Net cash used in operating activities	(3,754)	(3,866)
Cash flows from investing activities:
Capital expenditures for property and equipment	(48)	(15)
Net cash used in investing activities	(48)	(15)
Cash flows from financing activities:
Payment of capital lease obligations	(123)	(122)
Proceeds from line of credit	6,000	—
Payment of line of credit	(6,000)	—
Proceeds from issuance of common stock	—	17,069
Stock issuance costs	—	(1,242)
Taxes for net issuance of stock awards	(41)	(20)
Net cash (used in) provided by financing activities	(164)	15,685
Net (decrease) increase in cash and cash equivalents	(3,966)	11,804
Cash and cash equivalents at beginning of period	16,527	14,870
Cash and cash equivalents at end of period	$12,561	$26,674

Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$531	$213
Purchase of equipment included in accounts payable	$38	$15

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 9, 2018. Operating results for the three-month period ended April 1, 2018 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2018 and for 2017 ended on April 1, 2018 and April 2, 2017, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and operating leases, and bank lines of credit. As of April 1, 2018, the Company's principal sources of liquidity consisted of cash and cash equivalents of $12.6 million and $6.0 million that is available for draw at the Company's election upon credit approval under its revolving line of credit arrangement with Silicon Valley Bank, which expires on September 24, 2018. The Company has drawn down all of the $6.0 million in currently available credit under its revolving line of credit as of April 1, 2018.

Under its Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with its lender, the Company is required to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period.

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

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months from the date the

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

unaudited condensed consolidated financial statements as of and for the three-month period ended April 1, 2018 are available to be issued.

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

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank, assuming renewal of the line of credit or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2018, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three-month period ended April 1, 2018 are available to be issued. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The consolidated financial statements include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other expense, net in the unaudited condensed consolidated statements of operations.

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

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the Stand Alone Selling Price, or SSP, for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when each of the products and services are sold separately and determines the discount to be allocated based on the relative SSP of the various products and services when products and services sold are

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

bundled. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers. In these instances, the Company may use information such as the size of the customer, customer tier, type of the technology used, customer demographics, geographic region and other factors in determining the SSP.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable.

For the three months ended April 1, 2018, 10% of the Company's total revenues were from shipments to Samsung Electronics Co., Ltd. ("Samsung"). See Note 11 for information regarding concentrations associated with customers and distributors.

Note 2 — Significant Accounting Policies

During the three-month period ended April 1, 2018, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018.

Revenue Recognition

The Company adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provide supplementary guidance, and clarifications, effective January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to the retained earnings of the Company as of January 1, 2018. Under the new standard revenue is recognized as follows:

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

The Company generates most of its revenue by supplying standard hardware products, which must be programmed before they can be used in an application. The Company also generates revenue from licensing their intellectual property or IP, software tools and royalty from licensing its technology.

Product Revenue

The Company recognizes hardware product revenue at the point of time when control of products is transferred to the customers.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Intellectual Property and Software License Revenue

The Company recognizes IP and Software License revenue at the point of time when the control of IP or software license has been transferred.

Maintenance Revenue

The Company recognizes revenue from maintenance ratably over the term of the underlying maintenance contract term. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Royalty Revenue

The Company recognizes royalty revenue when the later of the following events occurs:
a) The subsequent sale or usage occurs.
b) The performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied.

Contracts with Multiple Performance Obligations

Some of the IP and Software Licensing contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, type of the customer, customer tier, type of the technology used, customer demographics, geographic locations, and other factors.

Deferred Revenue

When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year.

Practical expedients and exemptions

(i) Taxes collected from customers and remitted to government authorities and that are related to the sales of the Company’s products are excluded from revenues.

(ii) Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(iii) The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the services performed.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In May 2014, the Financial Accounting Standards Board, or FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue. The new standard allows for two transition methods: (i) a full retrospective method applied to each prior reporting period presented, or (ii) a modified retrospective method applied with the cumulative effect of adoption recognized on adoption. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March, April, May and December 2016, the FASB issued ASU Nos. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, which provide supplemental guidance and clarification to ASU No. 2014-09.

The Company adopted ASU No. 2014-09 and other supplementary guidance effective January 1, 2018 and applied the modified retrospective approach for the transition. After evaluation of the impact of the transition, the Company determined that this new standard has no impact on the revenues of the prior years and no adjustments are required to the Company's retained earnings as of January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company adopted this Accounting Standard effective January 1, 2018. The Company evaluated the impact on the financial statements and determined that the adoption of ASU No. 2016-15 had no impact on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity transfers of assets other than inventory. This update removes the requirement under which the income tax consequences of intra-entity transfers are deferred until the assets are ultimately sold to an outside party, except for transfers of inventory. The tax consequences of such transfers would be recognized in tax expense when the transfers occur. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this Accounting Standard effective January 1, 2018 and determined that the adoption of ASU No. 2016-16 had no impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718). ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017. The Company adopted this Accounting Standard effective January 1, 2018. The Company evaluated the impact on the financial statements and determined that the adoption of ASU No. 2017-09 had no impact on the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use or ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting comprehensive Income. The new standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act, or TCJA, from accumulated other comprehensive income to retained earnings. The guidance will be effective for the

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

Other new accounting pronouncements are disclosed on the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 9, 2018.

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

For the three months ended April 1, 2018 and April 2, 2017, 7.5 million and 7.3 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of April 1, 2018, and December 31, 2017:

	As of
	April 1, 2018	December 31, 2017
	(in thousands)
Inventories:
Work-in-process	$2,852	$2,894
Finished goods	698	665
	$3,550	$3,559
Other current assets:
Prepaid expenses	$1,196	$836
Other	230	161
	$1,426	$997
Property and equipment:
Equipment	$11,058	$10,996
Software	2,811	3,139
Furniture and fixtures	42	46
Leasehold improvements	675	674
	14,586	14,855
Accumulated depreciation and amortization	(12,469)	(12,480)
	$2,117	$2,375

Accrued liabilities:
Employee related accruals	$1,431	$1,143
Other	551	510
	$1,982	$1,653

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Financing Obligations

The following table provides details relating to the Company’s financing obligations as of April 1, 2018 and December 31, 2017:

	As of
	April 1, 2018	December 31, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$6,000	$6,000
Capital leases	531	654
	6,531	6,654
Less: Current portion of debt and capital lease obligations	(6,296)	(6,299)
Long-term portion of debt and capital lease obligations	$235	$355

Revolving Line of credit

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and to modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period. Upon each advance, the Company can elect a Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the first quarter ended April 1, 2018, the Company had $6.0 million of revolving debt outstanding with an interest rate of 4.63% per annum.

Capital Leases

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $52,000 through December 2019, for a total of $156,000. As of April 1, 2018, $95,000 was outstanding under the capital lease, $46,000 of which was classified as a current liability.

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.30% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through November 2019, for a total of $273,000. As of April1, 2018, $224,000 was outstanding under the capital lease, $125,000 of which was classified as a current liability.

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through June 2019, for a total of $276,000. As of April 1, 2018, $170,000 was outstanding under the capital lease, $83,000 of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,000 through February 2019, for a total of $133,000. As of April 1, 2018, $42,000 was outstanding under the capital lease, all of which was classified as a current liability.

In December 2015, the Company leased design software under a two-year capital lease at an imputed interest rate of 4.88% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $23,000 through November 2017, for a total of $182,000. The lease was paid off in November 2017.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In July 2015, the Company leased design software under a three-year capital lease at an imputed interest rate of 4.91% per annum. Terms of the agreement require the Company to make annual payments of approximately $67,000 through July 2017, for a total of $202,000. The lease was fully paid off in July 2017.

Note 6 — Fair Value Measurements

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	April 1, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$11,912	$5,031	$6,881	$—	$15,635	$7,176	$8,459	$—
Total assets	$11,912	$5,031	$6,881	$—	$15,635	$7,176	$8,459	$—
_________________

(1)               Money market funds are included in cash and cash equivalents on the accompanying consolidated balance sheets as of April 1, 2018 and December 31, 2017.

Note 7 — Stockholders' Equity

Common Stock and Preferred Stock

As of April 1, 2018, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017 and in March 15, 2018 and approved by the Company's stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 2.5 million, 1.5 million and 4.0 million shares of common stock, respectively, for issuance under the 2009 Plan. As of April 1, 2018, approximately 16.4 million shares were reserved for issuance under the 2009 Plan. On March 15, 2018, Board of directors extended the term of the Stock Plan until March 15, 2028.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of April 1, 2018, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP.

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 1, 2018 and April 2, 2017 was as follows (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Cost of revenue	$34	$33
Research and development	183	139
Selling, general and administrative	215	146
Total costs and expenses	$432	$318

No stock-based compensation was capitalized during any period presented above.

No stock options were granted in the three months ended April 1, 2018 and April 2, 2017. As of April 1, 2018 and April 2, 2017, the fair value of unvested stock options, net of expected forfeitures, was approximately $230,000 and $413,000, respectively. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.21 years as of April 1, 2018.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the three months ended April 1, 2018:

Shares Available for Grant
(in thousands)
Balance at December 31, 2017	3,899
Authorized	4,000
RSUs granted	(1,015)
RSUs forfeited or expired	90
Performance RSUs forfeited or expired	8
Balance at April 1, 2018	6,982

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the first three months of 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2017	3,558	$2.09
Forfeited or expired	—	—
Exercised	—	—
Balance outstanding at April 1, 2018	3,558	$2.09	4.09	$677
Exercisable at April 1, 2018	3,059	$2.27	3.39	$372
Vested and expected to vest at April 1, 2018	3,463	$2.12	3.97	$616

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.52 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the three months ended April 1, 2018 and April 2, 2017 was $0 and $27,000, respectively. Total cash received from employees as a result of employee stock option exercises during the three months ended April 1, 2018 and April 2, 2017 was approximately $0 and $70,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $38,000 and $62,000 for the three months ended April 1, 2018 and April 2, 2017, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and board of directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was $295,000 and $156,000 for the three months ended April 1, 2018 and April 2, 2017, respectively. As of April 1, 2018 and April 2, 2017, there was $2.4 million and $1.0 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.73 years.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs for the three months ended April 1, 2018 and information regarding RSUs outstanding and expected to vest as of April 1, 2018 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2017	2,363	$1.54
Granted	1,015	1.64
Vested	(115)	1.79
Forfeited	(98)	—
Nonvested at April 1, 2018	3,165	$1.56

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarters ended April 1, 2018 and April 2, 2017, was $0.46 and $0.23 per right, respectively.

As of April 1, 2018, 1.6 million shares remained available for issuance under the 2009 ESPP. For the three months ended April 1, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $54,000.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	April 1, 2018	April 2, 2017
Expected term (months)	6	6
Risk-free interest rate	1.39%	0.57%
Volatility	54.87%	48.69%
Dividend yield	—	—

As of April 1, 2018, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $26,000 and is expected to be recognized over a weighted average period of approximately 1.4 months.

Note 10 — Income Taxes

For the three months ended April 1, 2018 and April 2, 2017, the Company recorded a net income tax expense of $61,000 and $36,000, respectively. The income tax expense for the first quarters of 2018 and 2017 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

Based on the available objective evidence, management believes it is more likely than not that the Company's US domestic net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had no unrecognized tax benefits as of April 1, 2018 and December 31, 2017, which would affect the Company's effective tax rate. The accrued interest and penalties related to uncertain tax positions was not significant as of April 1, 2018 and December 31, 2017.

The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1998 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into legislation. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% (effective for tax years including or commencing on January 1, 2018), one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income or GILTI, deduction for Foreign-Derived Intangible Income or FDII, repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision and the limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning in 2018.

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes including a re-measurement of the deferred tax assets based on the revised rates at which they are expected to reverse. There was no tax effect related to the re-measurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse due to the Company having recorded a full valuation allowance against its U.S. federal and state deferred tax assets. The estimated one-time transition tax on post-1986 foreign unremitted earnings should not have a material impact to the effective tax rate as the deemed distribution is offset by taxable losses. The Company continues to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin or SAB No.118, which will be completed no later than the fourth quarter of 2018.

For the three months ended April 1, 2018, the Company noted no additional guidance or information that affects the provisional amounts recorded for the year ended December 31, 2017. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company is not projecting any material impact from GILTI inclusions.

Note 11 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue by product line (1):
New products	$1,300	$1,912
Mature products	1,464	1,258
Total revenue	$2,764	$3,170
_________________

(1)                           For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue by geography:
Asia Pacific (1)	$921	$1,733
North America (2)	1,565	1,133
Europe	278	304
Total revenue	$2,764	$3,170
___________

(1)         Asia Pacific includes revenue from South Korea of $216,000, or 8% of total revenue, and $542,000, or 17% of total revenue, for the quarters ended April 1, 2018 and April 2, 2017, respectively.

(2)        North America includes revenue from the United States of $1.5 million, or 56% of total revenue, and $1.1 million, or 35%, for the quarters ended April 1, 2018 and April 2, 2017, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
Distributor "A"	42%	30%
Distributor "E"	*	10%
Customer "G"	10%	22%
Customer "H"	*	13%
Customer "J"	16%	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 1, 2018	December 31, 2017
Distributor "A"	52%	45%
Distributor “C”	10%	*
Customer "G"	13%	12%

*    Represents less than 10% of accounts receivable as of the date presented.

As of April 1, 2018, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

 Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of April 1, 2018, and December 31, 2017, the Company had $946,000 and $1.1 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of April 1, 2018, total outstanding purchase obligations for other goods and services were $1.6

QUICKLOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

million, $1.5 million of which are due within the next twelve months, except for $62,000 relating to capital lease maintenance commitment.

The Company leases its primary facility under an operating lease that expires in March 2020. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the three months ended April 1, 2018 and April 2, 2017 was approximately $238,000 and $211,000, respectively.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 9, 2018. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

During the first quarter of 2018, we generated total revenue of $2.8 million. This represents a decrease of 7% from the prior quarter and 13% from the first quarter of 2017. Our new product revenue was $1.3 million, an increase of 34% from the prior quarter and a decrease of 32% from the first quarter of 2017. Quarter over quarter increase was primarily due to increases in our Sensor Processing and Connectivity product shipments. Year over year decrease was primarily due to decrease in Display Bridge product shipped to Samsung. Our mature product revenue was $1.5 million, which represents a decrease of 27% from the prior quarter and an increase of 16% from the first quarter of 2017, respectively. We expect our mature product revenue to continue to fluctuate over time.

For the first quarter of 2018, revenue generated from Samsung accounted for 22% of our new product revenue and 10% of our total revenue compared to 31% and 10%, for the fourth quarter, and 37% and 22% for the first quarter of 2017, respectively.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, and to our new eFPGA IP licensing initiative. Overall, we reported a net loss of $4.0 million for the first quarter of 2018 compared to a net loss of $3.6 million for the first quarter of 2017. The increase in loss was primarily due to increased investment in R&D and sales & marketing.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 1, 2018, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018 except the new accounting standards adopted in the first quarter of 2018 as described in Note 2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

to the consolidated financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for three months ended April 1, 2018 for the details of the newly adopted accounting standards.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue	100%	100%
Cost of revenue	50%	57%
Gross profit	50%	43%
Operating expenses:
Research and development	98%	77%
Selling, general and administrative	92%	76%
Loss from operations	(140)%	(110)%

Interest expense	(1)%	(2)%
Interest income and other (expense), net	(1)%	—%
Loss before income taxes	(142)%	(112)%
Provision for income taxes	2%	1%
Net loss	(144)%	(113)%

_____________
Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Three Months Ended April 1, 2018 and April 2, 2017

Revenue

The table below sets forth the changes in revenue for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017 (in thousands, except percentage data):

	Three Months Ended
	April 1, 2018		April 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,300	47%	$1,912	60%	$(612)	(32)%
Mature products	1,464	53%	1,258	40%	206	16%
Total revenue	$2,764	100%	$3,170	100%	$(406)	(13)%
_________________

(1)        For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $612,000 decrease in new product revenue was primarily due to reduced shipments of Display Bridge Solution of ArcticLink III to Samsung in the first quarter of 2018. Revenue from ArcticLink III in the first quarter of 2018 was $541,000 compared to $1.2 million in the first quarter of 2017.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 (in thousands, except percentage data):

	Three Months Ended
	April 1, 2018		April 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,764	100%	$3,170	100%	$(406)	(13)%
Cost of revenue	1,375	50%	1,797	57%	(422)	(23)%
Gross Profit	$1,389	50%	$1,373	43%	$16	1%

The $16,000 or 7% increase in gross profit was primarily due to increase in sales of mature products that carried high margin. In the first quarter of 2018, mature products consisted 53% of total revenue compared to 40% in the first quarter of 2017. The sale of previously reserved inventory was $49,000 and $26,000 in the first quarters of 2018 and 2017, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017 (in thousands, except percentage data):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	Three Months Ended
	April 1, 2018		April 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,699	98%	$2,427	77%	$272	11%
SG&A expense	2,561	92%	2,414	76%	147	6%
Total operating expenses	$5,260	190%	$4,841	153%	$419	9%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, SoC and eFPGA development. The $272,000 increase in R&D expenses in the first quarter of 2018, as compared to the first quarter of 2017, was primarily attributable to personnel and consulting costs associated with eFPGA development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses in the first quarter of 2018 increased by $147,000 when compared to the first quarter of 2017, which was primarily attributable to hirings of domain expertise in sales and marketing to support SoC and eFPGA business.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	April 1, 2018	April 2, 2017	Amount	Percentage
Interest expense	$(24)	$(61)	$(37)	(61)%
Interest income and other (expense), net	(14)	—	14	100%
	$(38)	$(61)	$(23)	(38)%

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

Provision for (benefit from) Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	April 1, 2018	April 2, 2017	Amount	Percentage
Provision for income taxes	$61	$36	$25	69%

The income tax provision for the first quarters of 2018 and 2017 were primarily from our foreign subsidiaries, which are cost-plus entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

As of April 1, 2018, our ability to utilize our tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into legislation. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% (effective for tax years including or commencing on January 1, 2018), one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income or GILTI, deduction for Foreign-Derived Intangible Income or FDII, repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision and the limitation on the deductibility of executive compensation. Many provisions in the Tax Act are generally effective in tax years beginning in 2018.

At December 31, 2017, we reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes, including a re-measurement of the deferred tax assets based on the revised rates at which they are expected to reverse. There was no tax effect related to the re-measurement of U.S. deferred taxes using the relevant tax rate at which we expect them to reverse due to the Company having recorded a full valuation allowance against its U.S. federal and state deferred tax assets. The estimated one-time transition tax on post-1986 foreign unremitted earnings should not have a material impact to the effective tax rate as the deemed distribution is offset by taxable losses. We will continue to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin or SAB No.118, which will be completed no later than the fourth quarter of 2018.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of April 1, 2018, our principal sources of liquidity consisted of our cash and cash equivalents of $12.6 million and $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 24, 2018. As of the date hereof, we have drawn down all of the $6.0 million in credit currently available under this revolving line of credit. Additionally, we have an accumulated deficit of approximately $258 million. We have experienced net losses in past years and expect such losses to continue through at least the current fiscal year ending December 30, 2018, as we continue to develop new products, applications and technologies.

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
We received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. We use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions. These shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated March 23, 2017 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As of April 1, 2018, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of April 1, 2018, our interest-bearing debt consisted of $531,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Cash balances held at our foreign subsidiaries were approximately $795,000 and $950,000 at April 1, 2018 and December 31, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	April 1, 2018	April 2, 2017
Net cash used in operating activities	$(3,754)	$(3,866)
Net cash used in investing activities	(48)	(15)
Net cash (used in) provided by financing activities	(164)	15,685

Net cash used in operating activities

Net cash used in operating activities was $3.8 million in the first three months of 2018. The cash used in operating activities was a result of the net loss of $4.0 million and changes in operating assets and liabilities of $602,000, partially offset by non-cash charges of $818,000. Non-cash charges consisted primarily of stock-based compensation of $432,000, depreciation and amortization of $339,000, and a write-down of inventory of $42,000. The cash used by changes in operating assets and liabilities was mostly due to an increase of other assets of $609,000 due to prepayments of leases and other expenses, an increase of accounts receivable of $329,000 due to timing of shipments, a decrease of trade payable of $6,000 and an increase in inventory of $33,000, which was partially offset by an increase of accrued liabilities of $324,000, and an increase of other long term liabilities of $51,000.

Net cash used in operating activities was $3.9 million in the first three months of 2017. The cash used in operating activities was a result of the net loss of $3.6 million and changes in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $777,000. Non-cash charges consisted primarily of stock-based compensation of $318,000, depreciation and amortization of $355,000, and a write-down of inventory of $104,000. The cash used by changes in operating assets and liabilities was mostly due to an increase in inventory of $948,000 to build up new product inventory, an increase in trade receivable of $968,000 due to timing of shipments, which was partially offset by an increase of trade payables by$267,000, an increase of other liabilities of $75,000, and a decrease of other assets by $183,000.

Net cash used in investing activities

Net cash used in investing activities in the first three months of 2018 was $48,000, which was primarily due to cash used to pay computer and test equipment associated with software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $253,000 during the remainder of the 2018 fiscal year.

Net cash used in investing activities in the first three months of 2017 was $15,000, which was primarily due to cash used to purchase computer and test equipment associated with the EOSTMS3 hardware and software development and production.

Net cash used in financing activities

Net cash used in financing activities was $164,000 in the first three months of 2018, was primarily due to repayments of $123,000 for lease obligations and tax payments related to net settlement of stock awards of $41,000.

Net cash provided by financing activities was $15.7 million in the three months of 2017, which was primarily derived from the issuance of 11.3 million shares of common stock in March 2017 pursuant to a shelf registration statement that became effective on March 16, 2017, and proceeds from the issuance of common stock under our equity plans, which was partially offset by scheduled repayments of $122,000 for lease obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility with Silicon Valley Bank, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three-month period ended April 1, 2018 are available to be issued.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our revolving line of credit with Silicon Valley Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three-month period ended April 1, 2018 are available to be issued. Our revolving line of credit will expire in September 2018 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the revolving line of credit or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 1, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	More than 3 Years
Contractual obligations:
Operating leases	$2,002	$882	$1,076	$44
Wafer purchases (1)	946	946	—	—
Other purchase commitments	1,609	1,547	62	—
Total contractual cash obligations	4,557	3,375	1,138	44
Other commercial commitments (2):
Revolving line of credit	6,000	6,000	—	—
Capital lease obligations (3)	531	296	235	—
Total commercial commitments	6,531	6,296	235	—
Total contractual obligations and commercial commitments	$11,088	$9,671	$1,373	$44
_________________

(1)
Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume. Wafer and finished goods purchase commitments of $946,000 as of April 1, 2018 are firm purchase commitments.

(2)	Other commercial commitments are included as liabilities on our balance sheet as of April 1, 2018.

(3)	For a detailed explanation, see Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and expected effects on the results of our operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2018 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 28% and 22% of total operating expenses for the first three months of 2018 and 2017, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $146,000 in the first three months of 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 1, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

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

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	May 10, 2018	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)