Form 10-Q
period 2018-07-01
QUICKLOGIC CORPORATION
filed 2018-08-10
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2018

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

As of August 3, 2018, the registrant had outstanding 94,581,143 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

July 1, 2018

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,815	$16,527
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	2,191	925
Inventories	4,290	3,559
Other current assets	1,099	997
Total current assets	30,395	22,008
Property and equipment, net	1,790	2,375
Other assets	246	253
TOTAL ASSETS	$32,431	$24,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,000	$6,000
Trade payables	1,700	1,437
Accrued liabilities	1,828	1,653
Current portion of capital lease obligations	303	299
Total current liabilities	9,831	9,389
Long-term liabilities:
Capital lease obligations, less current portion	115	355
Other long-term liabilities	61	14
Total liabilities	10,007	9,758
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 94,575 and 80,536 shares issued and outstanding as of July 1, 2018 and December 31, 2017, respectively	95	80
Additional paid-in capital	283,819	268,833
Accumulated deficit	(261,490)	(254,035)
Total stockholders' equity	22,424	14,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,431	$24,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	$3,122	$3,026	$5,886	$6,196
Cost of revenue	1,592	1,646	2,967	3,443
Gross profit	1,530	1,380	2,919	2,753
Operating expenses:
Research and development	2,366	2,319	5,065	4,746
Selling, general and administrative	2,610	2,614	5,171	5,028
Total operating expenses	4,976	4,933	10,236	9,774
Loss from operations	(3,446)	(3,553)	(7,317)	(7,021)
Interest expense	(32)	(21)	(56)	(82)
Interest income and other (expense), net	23	1	9	1
Loss before income taxes	(3,455)	(3,573)	(7,364)	(7,102)
Provision for income taxes	29	34	90	70
Net loss	$(3,484)	$(3,607)	$(7,454)	$(7,172)
Net loss per share:
Basic and Diluted	$(0.04)	$(0.05)	$(0.09)	$(0.10)
Weighted average shares outstanding:
Basic and Diluted	85,753	79,799	83,176	74,327

Note: Net loss equals to comprehensive loss for all the period presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net loss	$(7,454)	$(7,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	709
Stock-based compensation	911	665
Write-down of inventories	126	104
Write-off of equipment	5	—
Changes in operating assets and liabilities:
Accounts receivable	(1,266)	(212)
Inventories	(857)	(1,409)
Other assets	(95)	265
Trade payables	263	(846)
Accrued liabilities	172	73
Deferred revenue	—	79
Other long-term liabilities	47	(14)
Net cash used in operating activities	(7,473)	(7,758)
Cash flows from investing activities:
Capital expenditures for property and equipment	(95)	(48)
Net cash used in investing activities	(95)	(48)
Cash flows from financing activities:
Payment of capital lease obligations	(236)	(299)
Proceeds from line of credit	12,000	6,000
Payment of line of credit	(12,000)	(6,000)
Proceeds from issuance of common stock	15,855	17,304
Stock issuance costs	(1,638)	(1,771)
Taxes for net issuance of stock awards	(125)	(64)
Net cash provided by financing activities	13,856	15,170
Net increase in cash and cash equivalents	6,288	7,364
Cash and cash equivalents at beginning of period	16,527	14,870
Cash and cash equivalents at end of period	$22,815	$22,234
Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$418	$296
Purchase of equipment included in accounts payable	$-	$208

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 9, 2018. Operating results for the three and six-month periods ended July 1, 2018 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarters for 2018 and for 2017 ended on July 1, 2018 and July 2, 2017, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital and leases, and bank lines of credit. As of July 1, 2018, the Company's principal sources of liquidity consisted of cash and cash equivalents of $22.8 million and $6.0 million that is available for draw at the Company's election upon credit approval under its revolving line of credit arrangement with Silicon Valley Bank, which expires on September 24, 2018. The Company has drawn down all of the $6.0 million in currently available credit under its revolving line of credit as of July 1, 2018.

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

On May 29, 2018, the Company issued 13.5 million shares of common stock, $0.001 par value and warrants to purchases up to 5.4 million shares of common stock at a combined price of $1.15. The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for more details. The Company received net proceeds of approximately $13.9 million, after deducting underwriting commissions and other offering-related expenses. The Company expects to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements and are not involved in any negotiations with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated May 25, 2018, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that its existing cash and cash equivalents, together with available financial resources from the revolving line of credit with Silicon Valley Bank, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the six-month period ended July 1, 2018 are available to be issued.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its revolving line of credit with Silicon Valley Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the six-month period ended July 1, 2018 are available to be issued. The Company’s revolving line of credit will expire in September 2018 and it would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict our access to any additional cash draws from the revolving line of credit, and may require immediate repayment of the outstanding debt amounts. The Company believes that it will be able to either renew the revolving line of credit or obtain alternative financing on acceptable terms. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Judgment is required to determine the Stand Alone Selling Price, or SSP, for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when each of the products and services are sold separately and determines the discount to be allocated based on the relative SSP of the various products and services when products and services sold are bundled. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP using information that may include market conditions and other observable inputs. The

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers. In these instances, the Company may use information such as the size of the customer, customer tier, type of the technology used, customer demographics, geographic region and other factors in determining the SSP.

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

Note 2 — Significant Accounting Policies

During the six-month period ended July 1, 2018, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting comprehensive Income. The new standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act, or TCJA, from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). The new standard allows to insert the SEC’s interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to nonemployee share-based payment accounting. Currently, share-based payments to nonemployees are accounted for under Subtopic 505-50, which significantly differs from the guidance for share-based payments to employees under Topic 718. This ASU supersedes Subtopic 505-50 by expanding the scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

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

For the three and six month periods ended July 1, 2018 and July 2, 2017, 7.3 million and 6.9 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to net loss the Company experienced during these periods. Warrants to purchase up to 5.4 million shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the second quarter and the six months ended July I, 2018 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of July 1, 2018, and December 31, 2017:

	As of
	July 1, 2018	December 31, 2017
	(in thousands)
Inventories:
Work-in-process	$3,519	$2,894
Finished goods	771	665
	$4,290	$3,559
Other current assets:
Prepaid expenses	$837	$836
Other	262	161
	$1,099	$997
Property and equipment:
Equipment	$11,040	$10,996
Software	2,811	3,139
Furniture and fixtures	42	46
Leasehold improvements	683	674
	14,576	14,855
Accumulated depreciation and amortization	(12,786)	(12,480)
	$1,790	$2,375
Accrued liabilities:
Employee related accruals	$1,187	$1,143
Other	641	510
	$1,828	$1,653

Note 5 — Financing Obligations

The following table provides details relating to the Company’s financing obligations as of July 1, 2018 and December 31, 2017:

	As of
	July 1, 2018	December 31, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$6,000	$6,000
Capital leases	418	654
	6,418	6,654
Less: Current portion of debt and capital lease obligations	(6,303)	(6,299)
Long-term portion of debt and capital lease obligations	$115	$355

Revolving Line of credit

On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the line of credit for one year through September 24, 2018 and to modify certain financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Silicon Valley Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month. This line of credit provides for committed loan advances of up to $6.0 million, subject to increases at the Company's election of up to $12.0 million. The Company is in compliance with all loan covenants as of the end of the current reporting period. Upon each advance, the Company can elect a

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Prime Rate advance, which is the prime rate plus the prime rate margin, or a LIBOR advance, which is LIBOR rate plus the LIBOR rate margin. As of the second quarter ended July 1, 2018, the Company had $6.0 million of revolving debt outstanding with an interest rate of 4.88% per annum.

Capital Leases

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $52,000 through December 2019, for a total of $156,000. As of July 1, 2018, $95,000 was outstanding under the capital lease, $46,000 of which was classified as a current liability.

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.30% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through November 2019, for a total of $273,000. As of July 1, 2018, $194,000 was outstanding under the capital lease, $127,000 of which was classified as a current liability.

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through June 2019, for a total of $276,000. As of July 1, 2018, $87,000 was outstanding under the capital lease, all of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,000 through February 2019, for a total of $133,000. As of July 1, 2018, $42,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

Note 6 — Fair Value Measurements

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	July 1, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$23,080	$6,863	$16,217	$—	$15,635	$7,176	$8,459	$—
Total assets	$23,080	$6,863	$16,217	$—	$15,635	$7,176	$8,459	$—

(1)	Money market funds are included in cash and cash equivalents on the accompanying consolidated balance sheets as of July 1, 2018 and December 31, 2017.

Note 7 — Stockholders' Equity

Common Stock and Preferred Stock

As of July 1, 2018, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Under the shelf registration, on May 29, 2018, the Company issued an aggregate of 13.5 million shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5.4 million shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a price of $1.15 per Unit. The Company received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million.

The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.57 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

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

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017 and in March 15, 2018 and approved by the Company's stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 2.5 million, 1.5 million and 4.0 million shares of common stock, respectively, for issuance under the 2009 Plan. As of July 1, 2018, approximately 16.5 million shares were reserved for issuance under the 2009 Plan. On March 15, 2018, Board of directors extended the term of the Stock Plan until March 15, 2028.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of July 1, 2018, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three and six-months ended July 1, 2018 and July 2, 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Cost of revenue	$35	$20	$69	$53
Research and development	207	134	390	273
Selling, general and administrative	237	193	452	339
Total costs and expenses	$479	$347	$911	$665

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and six month periods ended July 1, 2018 and July 2, 2017. As of July 1, 2018 and July 2, 2017, the fair value of unvested stock options, net of expected forfeitures, was approximately $200,000 and $361,000, respectively. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 2.0 years as of July 1, 2018.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the six months ended July 1, 2018:

Shares Available for Grant
(in thousands)
Balance at December 31, 2017	3,899
Authorized	4,000
RSUs granted	(1,229)
RSUs forfeited or expired	136
Options forfeited	50
Balance at July 1, 2018	6,856

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the first six months of 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2017	3,558	$2.09
Forfeited or expired	(50)
Balance outstanding at July 1, 2018	3,508	$2.08	3.89	$285
Exercisable at July 1, 2018	3,066	$2.24	3.29	$167
Vested and expected to vest at July 1, 2018	3,430	$2.11	3.80	$263

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.15 as of the end of the Company's current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the six months ended July 1, 2018 and July 2, 2017 was $0 and $97,000, respectively. Total cash received from employees as a result of employee stock option exercises during the six months ended July 1, 2018 and July 2, 2017 was approximately $0 and $70,000, respectively. The Company settles employee stock

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $34,000 and $63,000 for the three months and $72,000 and $125,000 for the six months ended July 1, 2018 and July 2, 2017, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and board of directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was $382,000 and $284,000 for three months and $722,000 and $473,000 the six months ended July 1, 2018 and July 2, 2017, respectively. As of July 1, 2018 and July 2, 2017, there was $2.3 million and $1.2 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.59 years.

A summary of activity for the Company's RSUs for the six months ended July 1, 2018 and information regarding RSUs outstanding and expected to vest as of July 1, 2018 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2017	2,363	$1.54
Granted	1,229	1.55
Vested	(365)	1.39
Forfeited	(136)	—
Nonvested at July 1, 2018	3,091	$1.56

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarters ended July 1, 2018 and July 2, 2017, was $0.47 and $0.41 per right, respectively.

As of July 1, 2018, 1.4 million shares remained available for issuance under the 2009 ESPP. For the three and six months ended July 1, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $63,000 and $117,000 respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Expected term (months)	6.00	6.0	6.00	6.00
Risk-free interest rate	2.09%	1.02%	2.09%	1.02%
Volatility	44.76%	49.71%	44.76%	49.71%
Dividend yield	—	—	—	—

As of July 1, 2018, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $77,000 and is expected to be recognized over a weighted average period of approximately 4.6 months.

Note 10 — Income Taxes

In the second quarters of 2018 and 2017, the Company recorded a net income tax expense of $29,000 and $34,000, respectively. For the six months ended June 1, 2018 and July 2, 2017, the Company recorded a net income tax expense of $90,000 and $70,000, respectively. The income tax expense for the three and six months ended July 1, 2018 and July 2, 2017 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Based on the available objective evidence, management believes it is more likely than not that the Company's US domestic net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had no unrecognized tax benefits as of July 1, 2018 and December 31, 2017, which would affect the Company's effective tax rate. The accrued interest and penalties related to uncertain tax positions was not significant as of July 1, 2018 and December 31, 2017.

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

For the six months ended July 1, 2018, the Company noted no additional guidance or information that affects the provisional amounts recorded for the year ended December 31, 2017. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue by product line (1):
New products	$1,581	$1,491	$2,881	$3,403
Mature products	1,541	1,535	3,005	2,793
Total revenue	$3,122	$3,026	$5,886	$6,196

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue by geography:
Asia Pacific (1)	$1,372	$1,676	$2,293	$3,409
North America (2)	1,474	1,090	3,039	2,223
Europe	276	260	554	564
Total revenue	$3,122	$3,026	$5,886	$6,196

(1)

Asia Pacific includes revenue from Japan of $632,000, or 20% of total revenue, and $370,000, or 12% of total revenue, for the quarters ended July 1, 2018 and July 2, 2017, respectively. For the six months ended July 1, 2018 and July 2, 2017, revenue from Japan was $1.0 million, or 17% of total revenue, and $866,000, or 14%, respectively. Revenue from China was $466,000, or 15% and $356,000, or 12%, for the quarters ended July 1, 2018 and July 2, 2017, respectively. For the six months ended July 1, 2018 and July 2, 2017 revenue from China was $602,000, or 10% and $667,000, or 11%, respectively.

(2)

North America includes revenue from the United States of $1.4 million, or 46% of total revenue, and $1.0 million, or 34%, for the quarters ended July 1, 2018 and July 2, 2017, respectively. For the six months ended July 1, 2018 and July 2, 2017, revenue from the United States was $3.0 million, or 50% of total revenue, and $2.2 million, or 35%, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Distributor "A"	32%	33%	36%	32%
Distributor "E"	15%	*	*	*
Distributor "G"	10%	*	*	*
Customer "G"	*	21%	*	22%
Customer "H"	16%	*	13%	*
Customer "J"	15%	*	16%	*
Customer "B"	14%	15%	12%	12%
Customer "I"	10%	*	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 1, 2018	December 31, 2017
Distributor "A"	24%	45%
Distributor “E”	21%	*
Distributor "I"	21%	*
Distributor "G"	14%	*
Customer "G"	*	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of July 1, 2018, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 12 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of July 1, 2018, and December 31, 2017, the Company had $67,000 and $1.1 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of July 1, 2018, total outstanding purchase obligations for other goods and services were $1.6 million, $1.3 million of which are due within the next twelve months.

The Company leases its primary facility under an operating lease that expires in March 2020. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense for the three months ended July 1, 2018 and July 2, 2017 was approximately $239,000 and $210,000, respectively. Total rent expense for the first six months of 2018 and 2017 was $477,000 and $421,000, respectively.

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

During the second quarter of 2018, we generated total revenue of $3.1 million. This represents an increase of 13% from the prior quarter and 3% from the second quarter of 2017. Our new product revenue was $1.6 million, an increase of 22% from the prior quarter and 6% from the second quarter of 2017. Quarter over quarter increase was primarily due to increases in our Display Bridge and Sensor Processing product shipments. Year over year increase was primarily due to an increase in Connectivity product shipments. Our mature product revenue was $1.5 million, which represents an increase of 5% from the prior quarter and flat compared to the second quarter of 2017. We expect our mature product revenue to continue to fluctuate over time.

In second quarter and for the first six months of 2018 and, revenue was generated from diverse customers compared to concentration in one or two customers in the prior quarter and prior years.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, and to our new eFPGA IP licensing initiative. Overall, we reported a net loss of $3.5 million for the second quarter of 2018 compared to a net loss of $3.6 million for the second quarter of 2017.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended July1, 2018, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018 except for the new accounting standards adopted in the first quarter of 2018 as described in Note 2 to the consolidated financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for three and six months ended July 1, 2018 for the details of the newly adopted accounting standards.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	51%	54%	50%	56%
Gross profit	49%	46%	50%	44%
Operating expenses:
Research and development	76%	77%	86%	77%
Selling, general and administrative	84%	86%	88%	81%
Loss from operations	(111)%	(117)%	(124)%	(113)%

Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other (expense), net	1%	—%	—%	—%
Loss before income taxes	(111)%	(118)%	(125)%	(114)%
Provision for income taxes	1%	1%	2%	1%
Net loss	(112)%	(119)%	(127)%	(115)%

Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended July 1, 2018 and July 2, 2017

Revenue

The table below sets forth the changes in revenue for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,581	51%	$1,491	49%	$90	6%
Mature products	1,541	49%	1,535	51%	6	0%
Total revenue	$3,122	100%	$3,026	100%	$96	3%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $90,000 increase in new product revenue was primarily due to higher shipments of Connectivity product.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,122	100%	$3,026	100%	$96	3%
Cost of revenue	1,592	51%	1,646	54%	(54)	(3)%
Gross Profit	$1,530	49%	$1,380	46%	$150	11%

The $150,000 or 3% increase in gross profit was primarily due to favorable product mix. The sale of previously reserved inventory was $54,000 and $37,000 in the second quarters of 2018 and 2017, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017 (in thousands, except percentage data):

	Three Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,366	76%	$2,319	77%	$47	2%
SG&A expense	2,610	84%	2,614	86%	(4)	0%
Total operating expenses	$4,976	160%	$4,933	163%	$43	1%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with SoC software and eFPGA development. The $47,000 increase in R&D expenses in the second quarter of 2018, as compared to the second quarter of 2017, was primarily attributable to costs associated with eFPGA development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses in the second quarter of 2018 was flat compared to the second quarter of 2017.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	July 1, 2018	July 2, 2017	Amount	Percentage
Interest expense	$(32)	$(21)	$(11)	52%
Interest income and other (expense), net	23	1	$22	2200%
	$(9)	$(20)	$11	(55)%

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

Provision for (benefit from) Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	July 1, 2018	July 2, 2017	Amount	Percentage
Provision for income taxes	$29	$34	$(5)	-15%

The income tax provision for the second quarters of 2018 and 2017 were primarily from our foreign subsidiaries, which are cost-plus entities.

As of July 1, 2018, our ability to utilize our tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

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

Six Months Ended July 1, 2018 and July 2, 2017

Revenue

The table below sets forth the changes in revenue for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,881	49%	$3,403	55%	$(522)	(15)%
Mature products	3,005	51%	2,793	45%	212	8%
Total revenue	$5,886	100%	$6,196	100%	$(310)	(5)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $522,000 decrease in new product revenue was primarily due to decreased shipment of display bridge product of ArcticLink III and new eFPGA IP license revenue recognized in the first six months of 2018. The $212,000 increase in mature product revenue was primarily due to increased orders from our customers in the aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will continue to fluctuate.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,886	100%	$6,196	100%	$(310)	(5)%
Cost of revenue	2,967	50%	3,443	56%	(476)	(14)%
Gross Profit	$2,919	50%	$2,753	44%	$166	6%

The $166,000, or 6%, increase in gross profit was primarily due to higher matured product revenue in first six months of 2018 compared to the first six months of 2017 and favorable product mix. The sale of previously reserved inventory was $102,000 and $63,000 in the first six months of 2018 and 2017, respectively.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, as we continue to pursue opportunities in the mobile market and develop new solutions and products, our product life cycle will be shorter and the risk of obsolescence will increase. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017 (in thousands, except percentage data):

	Six Months Ended
	July 1, 2018		July 2, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D Expense	$5,065	86%	$4,746	77%	$319	7%
SG&A Expense	5,171	88%	5,028	81%	$143	3%
Total Operating Expenses	$10,236	174%	$9,774	158%	$462	5%

Research and development expenses consist primarily of personnel, overhead and other costs associated with, sensor hub and algorithm development, programmable logic design, CSSP design, SOC software and eFPGA development. The $319,000 increase in R&D expenses in the first six months of 2018, as compared to the first six months of 2017 was primarily due to increase of consulting and outside services costs.

Selling, General and Administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $143,000 increase in SG&A expenses in the first six months of 2017, as compared to the first six months of 2017, was primarily due to an increase of compensation-related costs, including stock-based compensation expenses.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the six months ended July 1, 2018 as compared to the six months ended July 2, 2017 (in thousands, except percentage data):

	Six Months Ended		Change
	July 1, 2018	July 2, 2017	Amount	Percentage
Interest expense	$(56)	$(82)	$26	(32)%
Interest income and other (expense), net	9	1	8	800%
	$(47)	$(81)	$34	(42)%

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

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the six months ended July 1, 2018 as compared to the six months ended July 2, 2017 (in thousands, except percentage data):

	Six Months Ended		Change
	July 1, 2018	July 2, 2017	Amount	Percentage
Provision for income taxes	$90	$70	$20	29%

The income tax provisions for the first six months of 2018 and 2017 were primarily from our foreign subsidiaries, which are cost plus entities.

As of July 1, 2018, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of July 1, 2018, our principal sources of liquidity consisted of our cash and cash equivalents of $22.8 million and $6.0 million in available credit under our revolving line of credit with Silicon Valley Bank, which matures on September 24, 2018. As of the date hereof, we have drawn down all of the $6.0 million in credit currently available under this revolving line of credit. Additionally, we have an accumulated deficit of approximately $261 million. We have experienced net losses in past years and expect such losses to continue through at least the current fiscal year ending December 30, 2018, as we continue to develop new products, applications and technologies.

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

In May 2018, the Company issued an aggregate of 13,513,510 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5,405,404 shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a combined price of $1.15 per Unit. The Company received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million.

The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. The Company allocated the proceeds between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.57 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

We received net proceeds of approximately $13.9 million, after deducting underwriting commissions and other offering-related expenses. We use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions. These shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated May 25, 2018 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

As of July 1, 2018, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of July 1, 2018, our interest-bearing debt consisted of $418,000 outstanding under capital leases and $6.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $513,000 and $950,000 at July 1, 2018 and December 31, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	July 1, 2018	July 2, 2017
Net cash used in operating activities	$(7,473)	$(7,758)
Net cash used in investing activities	(95)	(48)
Net cash provided by financing activities	13,856	15,170

Net cash used in operating activities

Net cash used in operating activities was $7.5 million in the first six months of 2018. The cash used in operating activities was a result of the net loss of $7.5 million during this period. Changes in operating assets and liabilities of $1.7 million were offset by an equal amount of non-cash charges of $1.7 million. Non-cash charges consisted primarily of stock-based compensation of $911,000, depreciation and amortization of $675,000, and a write-down of inventory of $126,000. The cash used by changes in operating assets and liabilities was mostly due to an increase of trade receivables of $1.3 million due to timing of shipments, increase of inventory by $857,000 and other assets of $95,000, which was partially offset by an increase of trade payables of $263,000, an increase of accrued liabilities of $172,000 and an increase of other long term liabilities of $47,000.

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

Net cash used in investing activities

Net cash used in investing activities in the first six months of 2018 was $95,000, which was primarily due to cash used to pay computer and test equipment associated with software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $260,000 during the remainder of the 2018 fiscal year.

Net cash used in investing activities in the first six months of 2017 was $48,000, which was primarily due to cash used to pay computer and test equipment associated with the EOSTM S3 hardware and software development and production.

Net cash used in financing activities

Net cash provided by financing activities was $13.9 million in the first six months of 2018, which was primarily derived from the net proceeds related to the issuance of 13.5 million shares of common stock and 5.4 million stock warrants in May 2018 pursuant to a shelf registration statement, and proceeds from the issuance of common stock under our equity plans, which was partially offset by scheduled repayments of $236,000 for lease obligations and tax payments related to net settlement of stock awards of $125,000.

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

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility with Silicon Valley Bank, will be sufficient to fund our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the six-month period ended July 1, 2018 are available to be issued.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our revolving line of credit with Silicon Valley Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the six-month period ended July 1, 2018 are available to be issued. Our revolving line of credit will expire in September 2018 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2018 will restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the revolving line of credit or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 1, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Contractual obligations:
Operating leases	$1,821	$922	$899
Wafer purchases (1)	67	67	—
Other purchase commitments	1,632	1,343	289
Total contractual cash obligations	$3,520	$2,332	$1,188
Other commercial commitments (2):
Revolving line of credit	6,000	6,000	—
Capital lease obligations (3)	418	303	115
Total commercial commitments	6,418	6,303	115
Total contractual obligations and commercial commitments	$9,938	$8,635	$1,303

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.
(2)	Other commercial commitments are included as liabilities on our balance sheet as of July 1, 2018.
(3)	For a detailed explanation, see Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2018 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 27% and 24% of total operating expenses for the first six months of 2018 and 2017, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $278,000 in the first six months of 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of July 1, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
4.1(1)	Form of Warrant
4.2(1)	Form of Side Letter
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on May 29, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	August 10, 2018	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)