Form 10-Q
period 2018-09-30
QUICKLOGIC CORPORATION
filed 2018-11-09
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x ]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Emerging growth company	[ ]

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

As of November 2, 2018, the registrant had outstanding 95,191,029 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

September 30, 2018

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,219	$16,527
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	1,226	925
Inventories	4,090	3,559
Other current assets	1,087	997
Total current assets	30,622	22,008
Property and equipment, net	1,688	2,375
Other assets	222	253
TOTAL ASSETS	$32,532	$24,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$9,000	$6,000
Trade payables	1,214	1,437
Accrued liabilities	2,218	1,653
Current portion of capital lease obligations	360	299
Total current liabilities	12,792	9,389
Long-term liabilities:
Capital lease obligations, less current portion	142	355
Other long-term liabilities	47	14
Total liabilities	12,981	9,758
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 94,922 and 80,536 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	95	80
Additional paid-in capital	284,205	268,833
Accumulated deficit	(264,749)	(254,035)
Total stockholders' equity	19,551	14,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,532	$24,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	$3,510	$2,972	$9,396	$9,168
Cost of revenue	1,767	1,706	4,734	5,149
Gross profit	1,743	1,266	4,662	4,019
Operating expenses:
Research and development	2,461	2,368	7,526	7,114
Selling, general and administrative	2,509	2,353	7,680	7,381
Total operating expenses	4,970	4,721	15,206	14,495
Loss from operations	(3,227)	(3,455)	(10,544)	(10,476)
Interest expense	(21)	(15)	(77)	(97)
Interest income and other (expense), net	17	(3)	26	(2)
Loss before income taxes	(3,231)	(3,473)	(10,595)	(10,575)
Provision for income taxes	29	77	119	147
Net loss	$(3,260)	$(3,550)	$(10,714)	$(10,722)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.04)	$(0.12)	$(0.14)
Weighted average shares outstanding:
Basic and Diluted	94,725	80,125	87,040	76,267

Note: Net loss equals to comprehensive loss for all the period presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net loss	$(10,714)	$(10,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	1,041
Stock-based compensation	1,427	1,060
Write-down of inventories	206	127
Write-off of equipment	5	10
Changes in operating assets and liabilities:
Accounts receivable	(301)	(815)
Inventories	(736)	(1,416)
Other assets	(59)	206
Trade payables	(232)	(509)
Accrued liabilities	562	211
Other long-term liabilities	33	(24)
Net cash used in operating activities	(8,829)	(10,831)
Cash flows from investing activities:
Capital expenditures for property and equipment	(112)	(146)
Net cash used in investing activities	(112)	(146)
Cash flows from financing activities:
Payment of capital lease obligations	(329)	(322)
Proceeds from line of credit	21,000	12,000
Payment of line of credit	(18,000)	(12,000)
Proceeds from issuance of common stock	15,859	17,316
Stock issuance costs	(1,638)	(1,771)
Taxes for net issuance of stock awards	(259)	(87)
Net cash provided by financing activities	16,633	15,136
Net increase in cash and cash equivalents	7,692	4,159
Cash and cash equivalents at beginning of period	16,527	14,870
Cash and cash equivalents at end of period	$24,219	$19,029
Supplemental schedule of non-cash investing and financing activities :
Capital lease obligation to finance capital expenditures	$502	$274
Purchase of equipment included in accounts payable	$9	$1

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of management, these statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on March 9, 2018. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2018 and for 2017 ended on September 30, 2018 and October 1, 2017, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, capital leases, and bank lines of credit. As of September 30, 2018, the Company's principal sources of liquidity consisted of cash and cash equivalents of $24.2 million and $9.0 million line of credit with Heritage Bank of Commerce (“Heritage Bank”).

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Heritage Bank. The Loan Agreement provided for, among other things, a revolving credit facility with aggregate commitments of $9,000,000 (the “Revolving Facility”). The maturity date for loans under the Revolving Facility is September 28, 2020. As of the date hereof, the Company has drawn down $9.0 million under this revolving facility.

Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank. See Note 5 to Unaudited Condensed Consolidated Financial Statements for the details of the financial covenants. Company is in compliance with all loan covenants as of September 30, 2018. The Line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

On May 29, 2018, the Company issued 13.5 million shares of common stock, $0.001 par value and warrants to purchases up to 5.4 million shares of common stock at a combined price of $1.15. The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for more details. The Company received net proceeds of approximately $13.9 million, after deducting underwriting commissions and other offering-related expenses. The Company expects to use the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, the Company currently has no commitments or agreements with respect to any such transactions. The shares were offered pursuant to a shelf registration statement filed on December 9, 2016 with the SEC, as amended on March 15, 2017, which was declared effective by the SEC on March 16, 2017, and as supplemented by a prospectus supplement dated May 25, 2018, which were filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The Company's liquidity is affected by many factors including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products, including solutions based on its Sensor Processing platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers' products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments;

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The Company currently uses its cash to fund its capital expenditures and operations. Based on past operating performance and current annual operating plans, the Company believes that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with Heritage Bank and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures and provides sufficient working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three and nine-month period ended September 30, 2018. The Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Note 2 — Significant Accounting Policies

During the three and nine-month periods ended September 30, 2018, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018.

Revenue Recognition

The Company adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications, effective January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to the retained earnings of the Company as of January 1, 2018. Under the new standard revenue is recognized as follows:

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The FASB subsequently issued the following amendments to ASU No. 2016-02, which have the same effective date and transition date of January 1, 2019, and which we collectively refer to as the new leasing standards:

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU N0. 2016-02.
•

ASU No. 2018-11, Leases (Topic 842): Targeted improvements, which allows for a transition approach to initially apply ASU No. 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease components.

The Company is currently evaluating the impact of our pending adoption of the new leasing standards on the consolidated financial statements.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for public companies on January 1, 2020. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

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

For the three and nine-month periods ended September 30, 2018 and October 1, 2017, 7.0 million and 7.2 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 5.4 million shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the third quarter and the nine months ended September 30, 2018 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of September 30, 2018, and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Inventories:
Work-in-process	$3,092	$2,894
Finished goods	998	665
	$4,090	$3,559
Other current assets:
Prepaid expenses	$853	$836
Other	234	161
	$1,087	$997
Property and equipment:
Equipment	$10,700	$10,996
Software	2,788	3,139
Furniture and fixtures	42	46
Leasehold improvements	683	674
	14,213	14,855
Less: Accumulated depreciation and amortization	(12,525)	(12,480)
	$1,688	$2,375
Accrued liabilities:
Employee related accruals	$1,541	$1,143
Other	677	510
	$2,218	$1,653

Note 5 — Financing Obligations

The following table provides details relating to the Company’s financing obligations as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Debt and capital lease obligations:
Revolving line of credit	$9,000	$6,000
Capital leases	502	654
	9,502	6,654
Less: Current portion of debt and capital lease obligations	(9,360)	(6,299)
Long-term portion of debt and capital lease obligations	$142	$355

Revolving Line of credit

On September 28, 2018, the Company entered into a Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, a Revolving Facility with aggregate commitments of $9,000,000. The maturity date for loans under the Revolving Facility is September 28, 2020. As of September 30, 2018, the Company has drawn down $9.0 million under the Revolving Facility.

Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank. As of the third quarter ended September 30, 2018, the

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Company had $9.0 million of revolving debt outstanding with an interest rate of 5.75% per annum. The Line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

Financial covenants of the Revolving Facility require the Company to (i) maintain at all times a balance of unrestricted cash in its pledged account not less than the principal amount of all advances owing to Heritage Bank and (ii) maintain at all times, but subject to periodic reporting as of the last day of each quarter, not less than nine months of Remaining Months Liquidity. For purposes of the Revolving Facility, “Remaining Months Liquidity” means (i) unrestriced cash maintained at Heritage Bank (including cash in the Company’s pledged account) minus the outstanding principal amount of the cash advances under the Revolving Facility, divided by (ii) average trailing three (3) month EBITDA. The Company is in compliance with all loan covenants as of September 30, 2018.

Capital Leases

In July 2018, the Company leased design software under a three-year capital lease at an imputed interest rate of 7.64% per annum. Terms of the agreement require the Company to make annual payments of approximately $64,000 through July 2020, for a total of $191,000. As of September 30, 2018, $115,000 was outstanding under the capital lease, $56,000 of which was classified as a current liability.

In December 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 6.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $52,000 through December 2019, for a total of $156,000. As of September 30, 2018, $95,000 was outstanding under the capital lease, $46,000 of which was classified as a current liability.

In December 2017, the Company leased design software under a two-year capital lease at an imputed interest rate of 6.30% per annum. Terms of the agreement require the Company to make quarterly payments of approximately $34,000 through November 2019, for a total of $273,000. As of September 30, 2018, $163,000 was outstanding under the capital lease, $129,000 of which was classified as a current liability.

In May 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.48% per annum. Terms of the agreement require the Company to make annual payments of approximately $92,000 through June 2019, for a total of $276,000. As of September 30, 2018, $87,000 was outstanding under the capital lease, all of which was classified as a current liability.

In February 2017, the Company leased design software under a three-year capital lease at an imputed interest rate of 5.57% per annum. Terms of the agreement require the Company to make annual payments of approximately $44,000 through February 2019, for a total of $133,000. As of September 30, 2018, $42,000 was outstanding under the capital lease, all of which was classified as a current liability.

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

Note 6 — Fair Value Measurements

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$5,753	$784	$4,969	$—	$15,635	$7,176	$8,459	$—
Total assets	$5,753	$784	$4,969	$—	$15,635	$7,176	$8,459	$—

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(1)	Money market funds are included in cash and cash equivalents on the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Note 7 — Stockholders' Equity

Common Stock and Preferred Stock

As of September 30, 2018, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

Note 8 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017 and in March 15, 2018 and approved by the Company's stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 2.5 million, 1.5 million and 4.0 million shares of common stock, respectively, for issuance under the 2009 Plan. As of September 30, 2018, approximately 16.5 million shares were reserved for issuance under the 2009 Plan. On March 15, 2018, Board of Directors extended the term of the Stock Plan until March 15, 2028.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

on April 23, 2015 and April 26, 2017, to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of September 30, 2018, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP.

Note 9 — Stock-Based Compensation

The stock-based compensation expense included in the Company's consolidated financial statements for the three and nine-months ended September 30, 2018 and October 1, 2017 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of revenue	$30	$32	$99	$85
Research and development	220	151	610	424
Selling, general and administrative	266	212	718	551
Total costs and expenses	$516	$395	$1,427	$1,060

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and nine month periods ended September 30, 2018 and October 1, 2017. As of September 30, 2018 and October 1, 2017, the fair value of unvested stock options, net of expected forfeitures, was approximately $172,000 and $309,000, respectively. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.8 years as of September 30, 2018.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Plan during the nine months ended September 30, 2018:

Shares Available for Grant
(in thousands)
Balance at December 31, 2017	3,899
Authorized	4,000
RSUs granted	(1,389)
RSUs forfeited or expired	151
Options forfeited	50
Balance at September 30, 2018	6,711

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the nine months of 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2017	3,558	$2.09
Forfeited or expired	(50)
Exercised	(5)	—
Balance outstanding at September 30, 2018	3,503	$2.08	3.64	$131
Exercisable at September 30, 2018	3,116	$2.22	3.11	$80
Vested and expected to vest at September 30, 2018	3,441	$2.10	3.56	$122

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $1.00 as of September 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the three months ended September 30, 2018 and October 1, 2017 was $5,000 and $15,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and October 1, 2017 was $5,000 and $111,000, respectively. Total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2018 and October 1, 2017 was approximately $5,000 and $82,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $30,000 and $60,000 for the three months ended September 30, 2018 and October 1, 2017, respectively, and $102,000 and $185,000 for the nine months ended September 30, 2018 and October 1, 2017, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and board of directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was $435,000 and $295,000 for three months and $1.2 million and $768,000 the nine months ended September 30, 2018 and October 1, 2017, respectively. As of September 30, 2018 and October 1, 2017, there was $2.1 million and $2.3 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 2.37 years.

A summary of activity for the Company's RSUs for the nine months ended September 30, 2018 and information regarding RSUs outstanding and expected to vest as of September 30, 2018 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2017	2,363	$1.54
Granted	1,388	1.50
Vested	(827)	1.28
Forfeited	(150)	—
Nonvested at September 30, 2018	2,774	$1.59

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarters ended September 30, 2018 and October 1, 2017, was $0.47 and $0.41 per right, respectively.

As of September 30, 2018, 1.4 million shares remained available for issuance under the 2009 ESPP. For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $51,000 and $168,000 respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Expected term (months)	6.00	6.0	6.00	6.00
Risk-free interest rate	2.09%	1.02%	2.09%	1.02%
Volatility	44.76%	49.71%	44.76%	49.71%
Dividend yield	—	—	—	—

As of September 30, 2018, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $25,000 and is expected to be recognized over a weighted average period of approximately 1.6 months.

Note 10 — Income Taxes

In the third quarters of 2018 and 2017, the Company recorded a net income tax expense of $29,000 and $77,000, respectively. For the nine months ended September 30, 2018 and October 1, 2017, the Company recorded a net income tax expense of $119,000 and $147,000, respectively. The income tax expense for the three and nine months ended September 30, 2018 and October 1, 2017 relates to income taxes from the Company's foreign operations, which are cost-plus entities.

Based on the available objective evidence, management believes it is more likely than not that the Company's US domestic net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in future periods.

The Company had no unrecognized tax benefits as of September 30, 2018 and December 31, 2017, which would affect the Company's effective tax rate. The accrued interest and penalties related to uncertain tax positions was not significant as of September 30, 2018 and December 31, 2017.

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

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes including a re-measurement of the deferred tax assets based on the revised rates at which they are expected to reverse. There was no tax effect related to the re-measurement of U.S. deferred taxes using the relevant tax rate at which the Company expects them to reverse due to the Company having recorded a full valuation allowance against its U.S. federal and state deferred tax assets. The estimated one-time transition tax on post-1986 foreign unremitted earnings should not have a material impact to the effective tax rate as the deemed distribution is offset by taxable losses. The Company continues to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin, or SAB No.118, which will be completed no later than the fourth quarter of 2018.

For the nine months ended September 30, 2018, the Company noted no additional guidance or information that affects the provisional amounts recorded for the year ended December 31, 2017. The Company will continue to monitor and analyze any additional guidance and information that may be issued by the federal and state tax authorities.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue by product line (1):
New products	$1,523	$1,478	$4,404	$4,881
Mature products	1,987	1,494	4,992	4,287
Total revenue	$3,510	$2,972	$9,396	$9,168

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue by geography:
Asia Pacific (1)	$1,737	$1,455	$4,030	$4,865
North America (2)	1,370	1,158	4,409	3,380
Europe	403	359	957	923
Total revenue	$3,510	$2,972	$9,396	$9,168

(1)

Asia Pacific includes revenue from China of $842,000, or 24% of total revenue, and $429,000, or 14% of total revenue, for the quarters ended September 30, 2018 and October 1, 2017, respectively. For the nine months ended September 30, 2018 and October 1, 2017, revenue from China was $1.4, million or 15% of total revenue, and $1.1 million, or 12% of total revenue, respectively. Revenue from Korea was $574,000, or 16% of total revenue and $636,000, or 21% of total revenue, for the quarters ended September 30, 2018 and October 1, 2017, respectively. For the nine months ended September 30, 2018 and October 1, 2017 revenue from Korea was $1.0 million, or 11% of total revenue and $1.8 million, or 19% of total revenue, respectively.

(2)

North America includes revenue from the United States of $1.4 million, or 39% of total revenue, and $1.1 million, or 37% of total revenue, for the quarters ended September 30, 2018 and October 1, 2017, respectively. For the nine months ended September 30, 2018 and October 1, 2017, revenue from the United States was $4.3 million, or 46% of total revenue, and $3.3 million, or 36% of total revenue, respectively.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Distributor "A"	29%	36%	33%	33%
Distributor "G"	11%	10%	*	*
Distributor "I"	13%	*	*
Customer "G"	17%	24%	12%	22%
Customer "B"	12%	*	12%	11%
Customer "I"	10%	*	*	*
Customer "J"	*	*	12%	*
Customer "K"	13%	*	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 30, 2018	December 31, 2017
Distributor "A"	43%	45%
Distributor "I"	14%	*
Customer "G"	*	12%

*	Represents less than 10% of accounts receivable as of the date presented.

As of September 30, 2018, less than 10% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 12 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of September 30, 2018, and December 31, 2017, the Company had $25,000 and $1.1 million, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of September 30, 2018, total outstanding purchase obligations for other goods and services were $1.8 million, $1.5 million of which are due within the next twelve months.

The Company leases its primary facility in Sunnyvale, California, under an operating lease that expires in March 2020. In October 2019, the Company submitted a nine months termination notice to the landlord to end the lease in July 2019. The Company expects to enter into a new lease within this time period at a savings compared to the current lease. In October 2018, the Company leased a facility for Research and Development in San Diego, California, the lease of which expires in July 2020. In addition, the Company leases development facilities in India as well as sales offices in Europe and Asia. As of September 30, 2018, future lease commitments relating to operating leases are $1.2 million, $849,000 of which are due within the next twelve months.

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

We are also a fabless semiconductor company that designs, markets, and supports primarily silicon solutions, as well as FPGAs, software drivers, associated design software and programming hardware, eFPGA IP called ArcticPro, and our solution for enabling Artificial Intelligence in endpoint applications called QuickAI. Our solutions are created from our new silicon platforms including our EOS™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily pASIC®3 and QuickRAM® as well as programming hardware and design software.

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

During the third quarter of 2018, we generated total revenue of $3.5 million. This represents an increase of 12% from the prior quarter and 18% from the third quarter of 2017. Our new product revenue in the third quarter was $1.5 million, a decrease of 4% from the prior quarter and an increase of 3% from the third quarter of 2017. An increase of revenue from sensor processing solutions in the third quarter of 2018, was partially offset by a decrease of revenue from connectivity and display bridge solutions, sequentially and on a year-over-year basis. Our mature product revenue was $2.0 million in the third quarter of 2018, which represents an increase of 29% from the prior quarter and 33% compared to the third quarter of 2017. We expect our mature product revenue to continue to fluctuate over time.

In third quarter and for the nine months of 2018, revenue was generated from diverse customers compared to concentration in one or two customers in the prior quarter and prior years.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $3.3 million for the third quarter of 2018 compared to a net loss of $3.6 million for the third quarter of 2017.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended September 30, 2018, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018 except for the new accounting standards adopted in the first quarter of 2018 as described in Note 2 to the consolidated financial statements. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for three and nine months ended September 30, 2018 for the details of the newly adopted accounting standards.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	50%	57%	50%	56%
Gross profit	50%	43%	50%	44%
Operating expenses:
Research and development	70%	80%	80%	78%
Selling, general and administrative	71%	79%	82%	80%
Loss from operations	(91)%	(116)%	(112)%	(114)%

Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income and other (expense), net (1)	—%	—%	—%	—%
Loss before income taxes	(92)%	(117)%	(113)%	(115)%
Provision for income taxes	1%	3%	1%	2%
Net loss	(93)%	(120)%	(114)%	(117)%

(1)	Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended September 30, 2018 and October 1, 2017

Revenue

The table below sets forth the changes in revenue for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,523	43%	$1,478	50%	$45	3%
Mature products	1,987	57%	1,494	50%	493	33%
Total revenue	$3,510	100%	$2,972	100%	$538	18%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The net increase of $45,000 in new product revenue was driven primarily by a significant revenue increase in sensor processing solutions, partially offset by decrease of revenue from display bridge and connectivity solutions. The $493,000 increase in mature product revenue was primarily due to higher shipments of military, aviation and industrial products.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 30, 2018 as compared to the three months ended October 1, 2017 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,510	100%	$2,972	100%	$538	18%
Cost of revenue	1,767	50%	1,706	57%	61	4%
Gross Profit	$1,743	50%	$1,266	43%	$477	38%

The $477,000 or 7% increase in gross profit was primarily due to increased sale of high margin mature products. The sale of previously reserved inventory was $77,000 and $23,000 in the third quarters of 2018 and 2017, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017 (in thousands, except percentage data):

	Three Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$2,461	70%	$2,368	80%	$93	4%
SG&A expense	2,509	71%	2,353	79%	156	7%
Total operating expenses	$4,970	141%	$4,721	159%	$249	5%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with SoC software, Quick AI, and eFPGA development. The $93,000 increase in R&D expenses in the third quarter of 2018, as compared to the third quarter of 2017, was primarily attributable to costs associated with eFPGA and Quick AI product development.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $156,000 increase in SG&A expenses in the third quarter of 2018, as compared to the third quarter of 2017 was primarily attributable to stock based compensation expenses related to advisory and consultancy services.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended September 30, 2018 as compared to the three months ended October 1, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	September 30, 2018	October 1, 2017	Amount	Percentage
Interest expense	$(21)	$(15)	$(6)	40%
Interest income and other (expense), net	17	(3)	$20	(667)%
	$(4)	$(18)	$14	(78)%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the short-term investments of our surplus cash in Money Market funds.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended September 30, 2018 as compared to the three months ended October 1, 2017 (in thousands, except percentage data):

	Three Months Ended		Change
	September 30, 2018	October 1, 2017	Amount	Percentage
Provision for income taxes	$29	$77	$(48)	(62)%

The income tax provision for the third quarters of 2018 and 2017 were primarily from our foreign subsidiaries, which are cost-plus entities.

As of September 30, 2018, our ability to utilize our tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

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

Nine Months Ended September 30, 2018 and October 1, 2017

Revenue

The table below sets forth the changes in revenue for the Nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017 (in thousands, except percentage data):

	Nine Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$4,404	47%	$4,881	53%	$(477)	(10)%
Mature products	4,992	53%	4,287	47%	705	16%
Total revenue	$9,396	100%	$9,168	100%	$228	2%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $477,000 decrease in new product revenue was primarily due to decreased shipment of display bridge solutions and lower eFPGA IP license revenue in the nine months of 2018. The $705,000 increase in mature product revenue was primarily due to increased orders from our customers in the aerospace, military and industrial sectors. We anticipate that our revenue from mature products will continue to fluctuate.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017 (in thousands, except percentage data):

	Nine Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$9,396	100%	$9,168	100%	$228	2%
Cost of revenue	4,734	50%	5,149	56%	(415)	(8)%
Gross Profit	$4,662	50%	$4,019	44%	$643	16%

The $643,000, or 6%, increase in gross profit margin was primarily due to higher mature product revenue in the nine-month period of 2018 compared to the nine-month period of 2017 and favorable product mix. The sale of previously reserved inventory was $180,000 and $86,000 in the nine-month period of 2018 and 2017, respectively.

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

The table below sets forth the changes in operating expenses for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017 (in thousands, except percentage data):

	Nine Months Ended
	September 30, 2018		October 1, 2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D Expense	$7,526	80%	$7,114	78%	$412	6%
SG&A Expense	7,680	82%	7,381	80%	$299	4%
Total Operating Expenses	$15,206	162%	$14,495	158%	$711	5%

Research and development expenses consist primarily of personnel, overhead and other costs associated with, sensor hub and algorithm development, programmable logic design, CSSP design, SOC software, AI and eFPGA development. The $412,000 increase in R&D expenses in the nine-month period of 2018, as compared to the nine-month period of 2017 was primarily due to increase of compensation, consulting, occupancy and outside services costs.

Selling, General and Administrative expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $299,000 increase in SG&A expenses in the nine-month period of 2018, as compared to the nine-month period of 2017, was primarily due to an increase of stock-based compensation expenses and building repairs, which was partially offset by decrease of outside services expenses.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the nine months ended September 30, 2018 as compared to the nine months ended October 1, 2017 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 30, 2018	October 1, 2017	Amount	Percentage
Interest expense	$(77)	$(97)	$20	(21)%
Interest income and other (expense), net	26	(2)	28	(1400)%
	$(51)	$(99)	$48	(48)%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the short-term investments of our surplus cash in Money Market funds.

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the nine months ended September 30, 2018 as compared to the nine months ended October 1, 2017 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 30, 2018	October 1, 2017	Amount	Percentage
Provision for income taxes	$119	$147	$(28)	(19)%

The income tax provisions for the nine months of 2018 and 2017 were primarily from our foreign subsidiaries, which are cost plus entities.

As of September 30, 2018, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. On September 28, 2018, we entered into a Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, a Revolving Facility with aggregate commitments of $9,000,000. The maturity date for loans under the Revolving Facility is September 28, 2020. As of the date hereof, we have drawn down $9.0 million under Revolving Facility. Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

Financial covenants of the Revolving Facility require to (i) maintain at all times a balance of unrestricted cash in its pledged account not less than the principal amount of all advances owing to Heritage Bank and (ii) maintain at all times, but subject to periodic reporting as of the last day of each quarter, not less than nine months of Remaining Months Liquidity. We are in compliance with all loan covenants as of September 30, 2018. The line of credit facility with Silicon Valley Bank, which matured on September 24, 2018, was fully paid off in July 2018.

In May 2018, we issued an aggregate of 13,513,510 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5,405,404 shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a combined price of $1.15 per Unit. We received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million.

The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. The proceeds are allocated between the common stock and the warrants based on the relative fair value of each on the date of issuance. The estimated grant date fair value was $0.57 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

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

As of September 30, 2018, most of our cash and cash equivalents were invested in JP Morgan US Government money market funds rated AAAm/Aaa. As of September 30, 2018, our interest-bearing debt consisted of $502,000 outstanding under capital leases and $9.0 million outstanding under our revolving line of credit.

Cash balances held at our foreign subsidiaries were approximately $681,000 and $950,000 at September 30, 2018 and December 31, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 30, 2018	October 1, 2017
Net cash used in operating activities	$(8,829)	$(10,831)
Net cash used in investing activities	(112)	(146)
Net cash provided by financing activities	16,633	15,136

Net cash used in operating activities

Net cash used in operating activities was $8.8 million in the nine months of 2018. The cash used in operating activities was a result of the net loss of $10.7 million during this period and changes in operating assets and liabilities of $733,000, partially offset by non-cash charges of $2.6 million. Non-cash charges consisted primarily of stock-based compensation of $1.4 million, depreciation and amortization of $980,000, and a write-down of inventory of $206,000. The cash used by changes in operating assets and liabilities was mostly due to increases of inventory of $736,000, trade receivables of $301,000 due to timing of shipments and other assets of $59,000 and decrease of trade payable of $232,000, which was partially offset by an increase of accrued liabilities of $562,000 and an increase of other long-term liabilities of $33,000.

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

Net cash used in investing activities

Net cash used in investing activities in the nine months of 2018 was $112,000, which was primarily due to cash used to pay for computer and test equipment associated with software development and production. Capital expenditures, which are largely driven by the development of new products and manufacturing levels, are projected to be approximately $53,000 during the remainder of the 2018 fiscal year.

Net cash used in investing activities in the nine months of 2017 was $146,000, which was primarily due to cash used to pay computer and test equipment associated with the software development and production.

Net cash provided by financing activities

Net cash provided by financing activities was $16.6 million in the nine months of 2018, which was primarily derived from the net proceeds of $14.2 million related to the issuance of 13.5 million shares of common stock and 5.4 million common stock warrants in May 2018 pursuant to a shelf registration statement, proceeds of $21 million from the revolving lines of credit facilities from Heritage Bank and Silicon Valley Bank, which was partially offset by repayments of $18 million to Silicon Valley Bank, scheduled repayments of $329,000 for lease obligations and tax payments related to net settlement of stock awards of $259,000.

Net cash provided by financing activities was $15.1 million in the nine months of 2017, which was primarily derived from the net proceeds of $15.2 million, net of costs related to the issuance of 11.3 million shares of common stock in March 2017 pursuant to a shelf registration statement that became effective on March 16, 2017, and proceeds from the issuance of common stock under our equity plans of $316,000, which was partially offset by scheduled repayments of $322,000 for lease obligations and tax payments related to net settlement of stock awards of $87,000.

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the nine-month period ended September 30, 2018. Our Revolving Facility will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants before the expiration of the Revolving Facility will restrict our access to any additional cash draws from the Revolving Facility and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Contractual obligations:
Operating leases	$1,182	$849	$333
Wafer purchases (1)	25	25	—
Other purchase commitments	1,839	1,541	298
Total contractual cash obligations	$3,046	$2,415	$631
Other commercial commitments (2):
Revolving line of credit	9,000	9,000	—
Capital lease obligations (3)	502	360	142
Total commercial commitments	9,502	9,360	142
Total contractual obligations and commercial commitments	$12,548	$11,775	$773

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.
(2)	Other commercial commitments are included as liabilities on our balance sheet as of September 30, 2018.
(3)	For a detailed explanation, see Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2018 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 27% and 25% of total operating expenses for the first nine months of 2018 and 2017, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $407,000 in the first nine months of 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description

10.1(1)	The Loan and Security Agreement, dated as of September 28, 2018, by and between Heritage Bank of Commerce and the Company.
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on October 3, 2018

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 9, 2018	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)