Form 10-K
period 2018-12-30
QUICKLOGIC CORPORATION
filed 2019-03-15
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x]   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[x]

Non-accelerated filer	[ ]	Smaller Reporting Company	[x]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2018, the registrant’s most recently completed second fiscal quarter, was $99,873,301 based upon the last sales price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 8, 2019, the registrant had 96,983,616 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on or about April 25, 2019, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT

This Annual Report on Form 10-K, including the information contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words. Forward-looking statements include statements regarding (1) our revenue levels, including the commercial success of our solutions, and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the breakeven revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends, (9) our manufacturing and product development strategies and (10) our competitive position.

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of our design opportunities into revenue; (ii) the commercial and technical success of our new products and our successful introduction of products and solutions incorporating emerging technologies or standards; (iii) our dependence on our relationships with third parties to manufacture our products and solutions; (iv) our dependence upon single suppliers to fabricate and assemble our products; (v) the liquidity required to support our future operating and capital requirements; (vi) our ability to accurately estimate quarterly revenue; (vii) our expectations about market and product trends; (viii) our future plans for partnerships and collaborations; (ix) our dependence upon a few customers for a significant portion of our total revenue; (x) our ability to forecast demand for our products; (xi) our dependence on our international business operations; (xii) our ability to attract and retain key personnel; (xiii) our ability to remain competitive in our industry; (xiv) our ability to achieve the expected benefits from our acquisition of SensiML Corporation and (xv) our ability to protect our intellectual property rights. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative silicon and software platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we are a fabless semiconductor company that develops low power, multi-core semiconductor platforms and intellectual property or IP for artificial intelligence or AI, voice and sensor processing. The solutions include embedded FPGA IP or eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The Analytics Toolkit from our recently acquired wholly-owned subsidiary, SensiML Corporation, or SensiML, completes the 'full stack' end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT.

Our solutions are created from our new silicon platforms including our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an AI software platform that includes Software-as-a-Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new product revenue category.

Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP cores, software drivers, and in some cases, firmware and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IP that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, or VEE, technology, and Display Power Optimizer, or DPO, technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer’s or ecosystem partner’s engineering group, selecting the appropriate solution platform and Proven System Blocks or PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer’s application, and supporting the customer on-site during integration, verification and testing. In many cases, we deliver software algorithms that have been optimized for use in a QuickLogic silicon platform.

Through the acquisition of SensiML, our core IP also includes the SensiML Analytics Toolkit that enables OEMs to develop AI software for a broad array of resource-constrained time-series sensor endpoint applications. These include a wide range of consumer and industrial sensing applications.

We also work with mobile processor manufacturers, sensor manufacturers, and voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the available market for their respective products. Furthermore, should a solution developed for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers or ODMs, we can amortize our Research and Development, or R&D, investment over that set of OEMs or ODMs. There may also be cases when platform providers that intend to use always-on voice recognition will dictate certain performance requirements for the combined software/hardware solution before the platform provider certifies and/or qualifies our product for use by end customers.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our PolarPro 3E, PolarPro II and PolarPro solution platforms include an innovative logic cell architecture, which enables us to deliver twice the programmable logic in the same die size. Our EOS S3, EOS S3AI, QuickAI and ArcticLink III silicon platforms combine mixed signal physical functions and hard-wired logic alongside programmable logic. Our EOS S3, EOS S3AI and ArcticLink III solution platforms are manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost-effective and energy efficient. We use small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs for our customer’s printed circuit board space and routing. In addition, we have dramatically reduced the time we require to program and test our devices, which has reduced our costs and lowered the capital equipment required to program and test our devices. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies that make us cost and power consumption effective for high-volume, battery-powered applications.

Our ArcticPro eFPGA IP are currently developed on 65nm, 40nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable support model for QuickLogic.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional IP, reference platforms and system software to provide application solutions, particularly in the area of hardware acceleration for AI-type applications. We also work with mobile processor and communications semiconductor device manufacturers and companies that supply sensor, algorithms and applications. The depth of these relationships vary depending on the partner and the dynamics of the end market being targeted, but they are typically a co-marketing relationships that include joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. For our sensor processing solutions, we collaborate with sensor manufacturers to ensure interface compatibility. We also collaborate with sensor and voice/audio software companies, helping them optimize their software technology on our silicon platforms in terms of performance, power consumption and user experience.

For our eFPGA strategy, we work with semiconductor manufacturing partners to ensure our eFPGA IP is proven for a given foundry and process node before it is licensed to a SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions and eFPGA IP and, therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. New products contributed 45% of total revenue for the year ended December 30, 2018, as compared to 48% in 2017 and 49% in 2016.

Recent Development

On January 3, 2019, we entered into an agreement with SensiML Corporation, or the SensiML Acquisition, to acquire all of its issued and outstanding common stock. We funded the acquisition with shares of our common stock.  SensiML will operate as a division of QuickLogic and continue to develop, expand, and optimize its platform-independent software solutions to support SoCs from other semiconductor companies as well as QuickLogic SoCs, QuickAI™ Platforms and licensees of QuickLogic's ArcticPro™ eFPGA IP.

The SensiML Analytics Toolkit, which is used in many of the applications where our ArcticPro™ eFPGA IP plays a critical role, is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.  The SensiML Analytics Toolkit enables OEMs to quickly and easily leverage the power of local AI in edge, endpoint and wearable designs without the need for significant Data Science or Firmware Engineering resources. The SensiML Analytics Toolkit automatically optimizes AI models to minimize power consumption in targeted SoCs and is designed specifically to leverage the inherent benefits of heterogeneous multi-core SoC architectures and eFPGA technology.

Available Information

Our corporate headquarters are located at 1277 Orleans Drive, Sunnyvale, California 94089. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. Our common stock trades on the Nasdaq Global Market under the symbol “QUIK.” Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are also available on the SEC’s website at www.sec.gov.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2018, 2017 and 2016 refer to the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i) toward mobile devices, either handheld or worn on the body, (ii) an increasing adoption of sensors, and (iii) devices with wireless connectivity to the cloud. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Smartphone, Wearables and Hearables solutions that OEMs are launching in conjunction with Google Android and Real-Time operating systems, as well as Apple iPhone, Apple iPad, Apple Watch and Apple Earpods.

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

We believe these industry trends are shifting the demand among different classes of core silicon. The following are the four main classes of non-memory core silicon:

•

Microcontrollers, or MCUs, are typically small, low-power devices on a single integrated circuit that contain a processor core, memory and a number of peripherals. They are designed to be programmed with software for embedded applications;

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

Markets and Product Technology

We market our solutions primarily to consumer and industrial device OEMs and ODMs. We have complete solutions incorporating our EOS S3, EOS3 LV, EOS S3AI, ArcticLink III S2, ArcticLink III VX and BX, PolarPro 3, PolarPro II, PolarPro, and Eclipse II solution platforms, packaging, IPs, custom logic, software drivers, SensiML Analytics Toolkit and our architecture consulting. We partner with target customers in our focus markets to architect and design solutions and to integrate and test our solutions in our customers’ products. A solution can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. From a mobile system designer’s perspective, a solution’s function is known and complete, and consequently can be designed into systems with a minimum amount of effort and risk. We are capable of providing complete solutions because of our investment in developing the low power IP and software required to implement specific functions, along with sensor software algorithms optimized for our architecture. Because we are involved with our customers at the definition stage of their products, we are able to architect solutions that typically have more than one IP, absorbing more functionality traditionally implemented with multiple ASSPs. In cases where our solution has multiple IPs, significant system performance or battery life improvements can be realized by enabling direct data transfers between the IPs, or by offloading more processing tasks from the host processor to our solution. In some cases, we develop the IPs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

We market our solutions to OEMs and ODMs offering differentiated mobile products, to processor vendors wishing to expand their served available market, and to sensor manufacturers and sensor processing software companies wishing to expand their ecosystems. Our target mobile markets include Tablets, Wearables, Hearables, Smartphones, Consumer Electronics and Consumer/Industrial IoT. Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, or Smart Connectivity.

The fact that we use our programmable technology to customize these solutions provides two advantages over conventional ASSPs that are based on ASIC technology. Foremost is the fact that our solutions can be tailored for a specific customer’s requirements. Once we have developed IPs, it is easy to combine IPs with a platform’s fixed logic and utilize the remaining programmable logic to provide a unique set of features to a customer/partner or to add other functions to the solution, such as a variety of interface, I/O, hardware acceleration, and/or processor offloading. We are able to develop these solutions from a common solution platform, and partner with system designers to implement a range of solutions, or products, that address different geographic and market requirements. By using programmable technology instead of ASIC technology, we reduce the development time, development risk and total cost of ownership and are able to bring solutions to market far more quickly than other custom silicon alternatives.

By using our silicon platforms, our IPs, our software, and our in-depth architecture knowledge, we can deliver energy efficient custom solutions that blend the benefits of traditional ASSPs with the flexibility, product proliferation, differentiation and low total cost of ownership advantages of programmable logic.

Our product technology consists of six major elements:

First, our programmable logic allows us to hardware customize our platforms. We have two distinct types of programmable logic. We have an SRAM-reprogrammable logic architecture that utilizes a standard CMOS-logic process to meet the specific needs of the sensor and I/O subsystems of mobile devices: very low standby power, low dynamic power, and in-system reprogrammable technology. Our SRAM-reprogrammable logic is the basis of our ArcticPro eFPGA IP Licensing initiative, and is the logic used in our EOS S3, EOS S3 LV, and EOS S3AI products.

We also have our ViaLink programmable logic that uses proprietary and patented technology to meet the specific smart connectivity needs when the characteristics of non-volatility and instant-on, very low standby power, low dynamic power, small form factor, single chip solutions that power cycle easily and quickly are required. Hardware customization gives our devices the ability to execute key actions faster than software implementations, and at lower power.

Second, our ArcticLink and EOS S3, EOS S3 LV, and EOS S3AI platforms combine mixed signal physical functions, hard-wired logic and programmable logic on one device. Mixed signal capability supports the trend toward serial connectivity in mobile applications, where designers benefit from lower pin counts, simplified printed circuit board, or PCB, layouts, simplified PCB interconnect and reduced signal noise. Adding hard-wired IP enables us to deliver more logic at lower cost and lower power while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features and reduce system development costs. This combination of mixed signal, hard-wired logic and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for particular customer or market requirements while lowering the total cost of ownership.

Third, we develop and integrate innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. We offer:

•	Sensor Processing IPs such as Flexible Fusion Engine, or FFE, Sensor Manager, or Communications Manager;
•	Hardware Acceleration / Processor Offloading IPs such as various digital filter and matrix multiplication functions;
•	Display and Visual Enhancement s such as VEE, DPO or LCD controller interfaces, LVDS and MIPI;
•	Network IPs such as high speed UARTs, to enable connectivity to Bluetooth devices;
•	Storage IPs such as Secure Digital High Capacity, or SDHC; and
•	Other IPs such as I2S, PCM, I2C, IRDA, PWM, and other general purpose interfaces.

Fourth, we develop and optimize a software framework for use in conjunction with our sensor processing silicon platforms.

Fifth, through SensiML, we develop and optimize an end-to-end software suite that provides developers a practical means for developing IoT sensor algorithms using AI. Each component of the software suite handles specific steps to progress from initial raw sensor data collection using prototype hardware to optimized firmware code generation, validation and testing, and post-ship algorithm updates and continuous learning enhancements.  SensiML Data Capture Lab is a full-featured client tool that enables rapid, efficient, and collaborative multi-user data collection, cleansing, labeling, and metadata annotation of custom application datasets.  SensiML Analytics Studio is a cloud service component that uses labeled datasets to deliver device-optimized firmware for a chosen endpoint product.  SensiML Test App is used to quickly and efficiently validate final device firmware and test for the proper behavior, accuracy, and performance of the algorithm empirically on actual endpoint hardware.  Lastly, the SensiML Application Programmer’s Interface (API) is a simplified interface to extend the SensiML algorithms and manage advanced features like edge model tuning and continuous learning updates to the cloud.

Sixth, our unique customer engagement model enables us to develop complete solutions for target customers who wish to bring differentiated, products to market quickly and cost-effectively. We partner with customers to define solutions specific to their requirements and combine all of the above technologies using one of our solution platforms, proven logic IP cores, custom FPGA logic, software drivers, firmware and application software and SensiML Analytics toolkit. We then work with these customers to integrate and test solutions in their systems. The benefit of providing complete solutions is that we effectively become a virtual extension of our customers’ engineering organization.

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales, eFPGA IP licensing and SensiML Analytics Toolkit subscriptions and per unit royalties.. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware and sensor algorithmic differentiation quickly, cost-effectively and at low power. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we develop low power SoCs, FPGAs, embedded FPGA intellectual property and the SensiML Analytics Toolkit for AI Software. QuickLogic’s products enable smartphone, wearable, hearbles, tablet, Consumer Electronics, and Consumer/Industrial IoT device OEMs to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2, EOS 3, EOS S3 LV, and EOS S3AI accomplish this result with general purpose and targeted cores, which provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric and environmental) sensor processing independently of the cloud. Our embedded FPGA technology gives SoC developers targeting IoT endpoint applications the flexibility to make design changes post production while keeping power consumption low.  Our SensiML Analytics Toolkit is cutting-edge software that enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. The Toolkit also provides an end-to-end development platform spanning data collection, labeling, algorithm and firmware auto generation, and testing.

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

Our business model is two-fold.  For the consumer market, it includes a focused customer strategy in which we target market-leading customers, who primarily serve the market for differentiated mobile products. Our belief is that a large majority of our revenue will continue to come from less than 100 consumer customers as we transition to this business model. For the consumer customers, we have identified and plan to continue to identify the customers we want to serve with our solutions, and are currently in different stages of engagement with a number of these customers. The other half of the business model is targeted at the IoT customers that are deploying AI solutions.  This go-to-market strategy focuses on a broader sales and marketing approach.  Unlike the consumer market, the IoT market for AI solutions is made up of hundreds, if not thousands, of individual customers.  We have identified reference designs, evaluation systems and evaluation software kits that we can enable our channel sales partners to sell to these customers.  We believe our solutions are resonating with our target customers who value the differentiated user experience, lower power consumption, platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of our solutions.

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in Sunnyvale, California, we have international sales operations in China, Japan, Taiwan, South Korea and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts, and managing our channel sales partners such as distributors.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of sixteen distributors throughout Europe and Asia to support our international business.

We also have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Three of our customers represented 12%, 10%, 10% of our total revenue for the year ended December 30, 2018 and 11% and 19% for the year ended December 31, 2017, respectively. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 11 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our semiconductor products and solutions. Our semiconductor competitors include: (i) suppliers of ASSPs such as DSP Group; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as Atmel (a subsidiary of  Microchip Technology), ST Microelectronics and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Intel and MicroSemi.

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

Since the AI software market is nascent, particularly for the edge and endpoint applications, there are no direct competitors to the SensiML analytics software platform at this point.

Competitors for our eFPGA IP licensing product include a few of startup companies.

Research and Development

We are focused on developing our solutions and platforms. Our solutions combine our silicon platforms with our IPs, software drivers, and other system software, and may include SensiML software for AI applications. Our future success will depend largely on our ability to rapidly develop, enhance and introduce our solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 were $9.9 million (79% of revenue), $9.6 million (79% of revenue), and $12.3 million (107% of revenue), respectively.

As of March, 15, 2019, our research and development staff consists of 48 employees located in California, India, and Oregon.

•	Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, drivers and microcode to support our sensor hubs.
•

Our platform engineering group develops low power programmable devices and system IP that can be used in standalone solution platforms such as PolarPro 3E, or combined in solution platforms such as EOS S3.

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

•	The Office of the CTO investigates future trends and requirements in order to define the next generation of solutions and platforms.
•	Our SensiML group develops and maintains all software with respect to the SensiML Analytics Software Suite.

Manufacturing

We have close relationships with third-party manufacturers for our wafer fabrication, package assembly, and testing requirements to help us ensure stability in the supply of our products and to allow us to focus our internal efforts on product and solution design and sales.

We currently outsource our wafer manufacturing, primarily to GLOBALFOUNDRIES and Taiwan Semiconductor Manufacturing Company Limited, or TSMC. We outsource our product packaging primarily to Amkor Technology, Inc. and STATS-ChipPAC. GLOBALFOUNDRIES manufactures our EOS S3, EOS S3 LV, and EOS S3AI Sensor Platform in a 40 nm CMOS process, and PolarPro 3E, ArcticLink III VX and BX, and ArcticLink 3 S2 Sensor Hub, in a 65 nm CMOS process. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products, using a 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse and other mature products, PolarPro III, ArcticLink 3 S1 Sensor Hub products, using a

65nm CMOS process on twelve-inch wafers. We purchase products from GLOBALFOUNDRIES, and TSMC on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

As of December 30, 2018, we had 82 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold twenty four active U.S. patents and have three pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted eleven patents and have five pending applications. Our issued patents expire between 2019 and 2037.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 8, 2019:

Name	Age	Position
Brian C. Faith	44	President and Chief Executive Officer; Director
Suping (Sue) Cheung	55	Chief Financial Officer and Vice President, Finance
Rajiv Jain	58	Vice President, Worldwide Operations
Timothy Saxe	63	Senior Vice President Engineering and Chief Technology Officer
E. Thomas Hart	77	Chairman of the Board
Andrew J. Pease	68	Director
Michael R. Farese	72	Director
Arturo Krueger	79	Director
Daniel A. Rabinovitsj	54	Director
Christine Russell	68	Director
Gary H. Tauss	64	Director

Brian C. Faith joined QuickLogic in June 1996. Mr. Faith was promoted to CEO in June 2016 after having served as Vice President of Worldwide Marketing and Vice President of Worldwide Sales & Marketing between 2008 and 2016. Mr. Faith during the last 21 years has held a variety of managerial and executive leadership positions in engineering, product line management, marketing and sales. Mr. Faith has also served as the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S. degree in Computer Engineering from Santa Clara University and was an Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

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

Rajiv Jain joined QuickLogic in August 1992. Mr. Jain has served as our Vice President of Worldwide Operations since April 2014. Prior to this role, Mr. Jain served as QuickLogic’s Senior Director of Operations and Development Engineering from 2011 to 2014, Senior Director of System Solutions and Process Technology from 2009 to 2011, Director of Process Technology from 1997 to 2009, and Senior Process Technologist from 1992 to 1997. Prior to joining QuickLogic, Mr. Jain was a Senior Yield Engineer at National Semiconductor from 1991 to 1992, where he focused on BiCMOS product yield improvements, and at Monolithic Memories from 1985 to 1988, where he focused on BiPolar product yield and engineering wafer sort improvements. Mr. Jain holds a Master’s degree in Chemical Engineering from the University of California, Berkeley and a B.S. degree in Chemical Engineering from the University of Illinois, Champaign/Urbana.

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

If we fail to successfully develop, introduce and sell new products, eFPGA IP Product, SensiML Software subscriptions/licenses, and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

The market for differentiated consumer devices is highly competitive and dynamic, with short end market product life cycles and rapid obsolescence of existing products. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture and sell new or enhanced solutions that provide increasingly higher levels of performance, low power consumption, new features, meeting current and emerging industry standards, reliability and/or cost savings to our customers. Due to the short product life cycle of these devices, our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in solutions, sensor algorithm software and silicon platform development, selling and marketing, long before we generate revenue, if any, from our efforts. The markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers.

We expect our business growth to be driven by new products, which currently include EOS™, Quick AI, SensiML, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, Eclipse II products. We also launched a business that licenses our FPGA technology for use in other semiconductor companies’ SoCs and delivered our first eFPGA IP product ArcticPro™ in 2017. The new product revenue growth of our new products and eFPGA IP product needs to be strong enough to achieve profitability. The gross margin associated with our new products is generally lower than the gross margin of our mature products, due primarily to the price-sensitive nature of the higher volume mobile consumer opportunities that we are pursuing with new products and eFPGA IP product. Because the product life cycle of mobile products is short, we must replace revenue at the end of a product life cycle with sales from new design opportunities. While we expect revenue and gross profit growth from new products and eFPGA IP product will offset the expected decline in revenue and gross profit from our mature products, there is no assurance whether or when this will occur. In order to increase our revenue from its current level, we depend upon increased revenue from our existing new products, especially solutions based on our EOS S3, ArcticLink and PolarPro solution platforms, the eFPGA IP product and the development of additional new products and solutions.

If (i) we are unable to design, produce and sell new products, eFPGA IP, SensiML and other products and solutions that meet design specifications, address customer requirements and generate sufficient revenue and gross profit; (ii) market demand for our new products, eFPGA IP product and other products fails to materialize; (iii) we are unable to obtain adequate fabrication capacity on a timely basis; (iv) we are unable to develop new silicon platforms or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our devices, or choose a competing offering, our revenue and gross margin of the new products and eFPGA IP product will be materially harmed, which could have an overall adverse and potentially disproportionate effect on our business, results of operations and financial condition.

Two of our products target new unproven markets, and if these markets do not develop, or if our products do not meet their needs, the loss of or reduction in orders could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

eFPGA: We have history and experience in developing, selling and supporting FPGA products and incorporating FPGA IP developed by us into our platform solutions. The eFPGA market is a developing market with unknown requirements and demand. Our current FPGA architectures and their performance may not be a good fit for the eFPGA Market. eFPGA IP is designed for specific foundry/process node combinations, and the ones we have chosen to target may be different from what our customers require. The software developed by us for eFPGA may be delayed or may not meet the needs of the eFPGA Market. The support required by a customer to incorporate the eFPGA may be much higher than expected which may delay new engagements or lead to high costs. The incorporated eFPGA IP may have an unexpected result in the customer’s chip leading to compensation demands. The expected NRE and royalty rates we expect to charge for the eFPGA may not be competitive, which may have a material adverse effect on our business, results of operations and financial condition.

SensiML: Mainstream AI runs on powerful processors and large FPGAs. SensiML’s AI solution targets end point solutions that use low power processors.  The end point AI market is a developing market with unknown requirements and demand. The current SensiML solution may not be a good fit to the evolving needs of the end-point AI market. The support required for customer evaluations and implementation may be higher than expected which may delay engagements and lead to higher costs. The expected SaaS licensing fees and royalty rates we expect to charge for the SensiML solutions may not be competitive, which may have a material adverse effect on our business, results of operations and financial condition.

If our AI products are not low touch, the cost of addressing the fragmented AI market will be high which will delay market penetration, result in reduced revenues or require increased expenses, any of which could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

The end point AI market consists of many different use cases, with each individual use case having a modest volume even though the aggregate volume is large. This is quite different from the mobile consumer market which consists of a few large customers and use cases. In order to scale in the fragmented AI end point market, our products will have to be extremely low touch so that the cost of support is low and scalable across many customers. The current EOS S3AI solution and SensiML solutions may not be sufficiently low touch to address this market in a cost-effective manner, or in the volume required. Higher than expected costs, or lower than expected volume may have a material adverse effect on our business, results of operations and financial condition.

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next year, we may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity to continue to operate as a going concern.

We have experienced net losses in the past years and expect such losses to continue through at least the year ending December 29, 2019 as we continue to develop new products, applications and technologies. Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than our mature products due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received on May 29, 2018 from the sale of our equity securities, and the credit line we may be able to draw down from Heritage Bank of Commerce under the Loan and Security Agreement dated as of September 28, 2018 and the Amended and Restated Loan and Security Agreement dated December 21, 2018, by and between our company and Heritage Bank of Commerce, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

A small number of end-customers represented a significant portion our total revenue in our fiscal year ended December 30, 2018. During our fiscal year ended December 30, 2018, three customers, including Samsung, accounted for 12%, 10% and 10%, respectively, of our total revenue. We expect to maintain this high level of customer concentration as we continue to market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations and financial condition.

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

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to create more complete solutions. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted, but these relationships are typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments. The propriety code provided by these partners may be an integral part of the solutions that we offer our customers. If we are unable to obtain competitive pricing (NRE, royalty) and prompt quality support by our partner, our solution may not be competitive. In addition, if the quality of our partner’s solution does not meet our customer’s requirements, it may delay or prevent the incorporation of our product by the customer.  There may also be delays and additional expenses to improve or update the partner’s solution to meet current market needs. If we are unable to maintain a close working relationship with our partners it would hinder our ability to continue to develop and introduce leading solutions effectively in the future, which may have a material adverse effect on our business, results of operations and financial condition.

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

The market for our products has been characterized by declining selling prices, and we anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty. The pricing pressure in the semiconductor industry in past years has been due to a large number of factors, many of which were not easily foreseeable, such as currency crisis, industry-wide excess manufacturing capacity, weak economic growth, the slowdown in capital spending that followed the "dot-com" collapse, the reduction in capital spending by telecom companies and satellite companies, and the effects of the terrorism since September 11, 2001. Similar to past years, recent unfavorable economic conditions have resulted in a tightening of the credit markets. If signs of improvement in the global economy do not progress as expected and global economic conditions worsen, we may experience a decline in our average selling prices. In addition, our competitors have in the past, and may again in the future, lower prices in order to increase their market share. Continued downward price pressure in the industry may harm our competitive position and materially and adversely affect our financial condition, cash flows, and results of operations.

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

In particular, since we derived in 2018 and expect to continue to derive a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of the operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur or persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and the NASDAQ Stock Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our board of directors.

Our company’s global operations are subject to risks and uncertainties.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries. Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including the United Kingdom’s expected exit from the European Union, potential changes in immigration policies and tax reform proposals, create a level of uncertainty for multi-national companies.

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

Rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been three rounds of U.S. tariffs on Chinese goods taking effect in July, August and September 2018 (some of which prompted retaliatory Chinese tariffs on U.S. goods). The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we derived and expect to continue to derive a significant amount of revenue from China. Imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

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

Our solutions face competition from suppliers of ASSPs, suppliers of integrated application processors, low power FPGAs, low power MCUs, suppliers of ASICs, suppliers of eFPGA IP, and suppliers of sensor algorithm software whose software is running on competitors’ devices.

We face competition from companies that offer ASSPs. While it is difficult to provide a unique solution through the use of ASSPs, ASSPs generally are cost-effective standard products with short lead times. In certain design opportunities, ASSPs can be combined to achieve system design objectives. Manufacturers of integrated application processors often integrate new features when they introduce new products. A system designer could elect the use of an integrated processor that includes the features offered in our solutions and/or a widely accepted feature of our solutions could be integrated into a competitor’s ASSP. Some vendors offer low power FPGAs that can be adopted by a mobile device for hardware differentiation that is similar in functionality, physical size, power consumption and price to what we offer with our programmable logic-based solutions. We also face competition from low power MCU companies. While MCUs cannot be customized at the hardware level for product differentiation, they do have the ability to run custom software algorithms written in standard C code, which may yield similar functionality as what we can provide with our products. Companies that supply ASICs, which may be purchased for a lower price at higher volumes and typically have greater logic capacity, additional features and higher performance than our products. In addition, we face competition from companies that provide sensor algorithm software, which may be licensed directly by an OEM, or licensed for use through an MCU company. If we are unable to successfully compete with companies that supply ASSPs, lower power FPGAs, MCUs, ASICs, eFPGA IP, or sensor algorithm software in any of the following areas, our business, results of operations and financial condition will be materially adversely affected: (i) the development of new products, solutions and advanced manufacturing technologies; (ii) the quality, power characteristics, performance characteristics, price and availability of devices, programming hardware and software development tools; (iii) the ability to engage with companies that provide synergistic products and services, including algorithms that may be preloaded into our device at configuration; (iv) the incorporation of industry standards in our products and solutions; (v) the diversity of product offerings available to customers; and (vi) the quality and cost-effectiveness of design, development, manufacturing and marketing efforts.

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

We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our recent acquisition of SensiML Corporation.

Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions, including the SensiML Acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, difficulties in integrating personnel and human resource programs, integrating technology systems and other infrastructures under the Company’s control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

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

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories, which, in the event of a disaster, could be destroyed. In addition, our business processes and systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Any catastrophic event, such as an earthquake or other natural disaster, the failure of our computer systems or networks, including due to computer viruses, security breaches, war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or design, manufacture or ship our products and could subject us to third party liabilities. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors' facilities or our suppliers’ facilities, our business could be seriously harmed.

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

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On January 18, 2019, we received a letter, or Notice, from the Listing Qualifications staff of The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement of the Nasdaq Global Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until July 17, 2019, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

Although the Notice does not result in the immediate delisting our common stock from the Nasdaq Global Market and we intend to monitor the closing bid price of our common stock to allow a reasonable period for the price to rebound from its recent decline while considering its available options to regain compliance, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K, including an assessment by management of the effectiveness of the filing company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of the company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 34,000 square feet in Sunnyvale, California. This facility is leased through March 2020. In October 2018, we submitted a nine-month termination notice to the landlord to end the lease in July 2019. On February 13, 2019, we entered into an agreement to lease approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, California for a period of five years, effective April 15, 2019 to use as its new headquarters. In October 2018, the Company leased a facility for Research and Development in San Diego, California, the lease of which expires in July 2020. On February 28, 2019, SensiML Corporation, our newly acquired subsidiary, entered into an agreement to lease approximately 925 square feet of facility space in Beaverton, Oregon, which expires in March 2021. We lease a 9,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through June 2021. We also lease office space in Shanghai, China; in London, England; in Taipei, Taiwan; and in Seongnam City, South Korea. We believe that our existing facilities are adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market under the symbol “QUIK” since October 15, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended December 30, 2018:
Fourth Quarter (through December 30, 2018)	$1.09	$0.56
Third Quarter (through September 30, 2018)	$1.19	$1.00
Second Quarter (through July 1, 2018)	$1.75	$1.08
First Quarter (through April 1, 2018)	$2.19	$1.48
Fiscal Year Ended December 31, 2017:
Fourth Quarter (through December 31, 2017)	$1.87	$1.48
Third Quarter (through October 1, 2017)	$1.75	$1.25
Second Quarter (through July 2, 2017)	$1.72	$1.16
First Quarter (through April 2, 2017)	$2.34	$1.15

Stockholders

The closing price of our common stock on the Nasdaq Global Market was $0.78 per share on February 25, 2019. As of February 25, 2019 there were 96,970,351 shares of common stock outstanding that were held of record by 164 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 29, 2013 to December 30, 2018 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 29, 2013 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 30, 2018

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with

SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/29/2013	12/28/2014	1/3/2016	1/1/2017	12/31/2017	12/30/2018
QuickLogic Corporation	100.00	82.90	29.27	36.01	45.08	19.71
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Semiconductor	100.00	134.87	136.05	174.08	237.31	222.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2018	2017	2016	2015	2014
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$12,629	$12,149	$11,421	$18,956	$27,845
Cost of revenue	6,295	6,627	7,648	11,411	16,796
Gross profit	6,334	5,522	3,773	7,545	11,049
Operating expenses:
Research and development	9,948	9,572	12,265	14,144	12,186
Selling, general and administrative	9,982	9,900	10,310	10,619	11,663
Restructuring costs(1)	—	—	—	295	—
Loss from operations	(13,596)	(13,950)	(18,802)	(17,513)	(12,800)
Interest expense	(108)	(115)	(175)	(82)	(85)
Interest income and other expense, net	77	21	(106)	(107)	(126)
Loss before income taxes	(13,627)	(14,044)	(19,083)	(17,702)	(13,011)
Provision for income taxes	152	87	65	146	68
Net loss	$(13,779)	$(14,131)	$(19,148)	$(17,848)	$(13,079)
Net loss per share:
Basic and diluted	$(0.15)	$(0.18)	$(0.29)	$(0.32)	$(0.23)
Weighted average shares:
Basic and diluted	89,110	77,291	65,377	56,472	55,401

	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,463	$16,527	$14,870	$19,136	$30,050
Working capital	$15,576	$12,619	$9,042	$19,132	$33,395
Total assets	$36,086	$24,636	$21,844	$28,461	$41,139
Long-term obligations, excluding current portion	$124	$369	$49	$2,341	$1,267
Total stockholders' equity	$17,255	$14,878	$11,988	$20,325	$35,567

____________________

(1)

We incurred restructuring costs of $295,000 and $181,000 in 2015. In 2015, we implemented a restructuring plan to re-align the organization to support our sensor processing provider business model and growth strategy.

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

Overview

We develop low power, multi-core semiconductor platforms and IP for AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our recently acquired wholly owned subsidiary, SensiM completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT applications.

Our solutions are created from our new silicon platforms including our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category.  Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category.

Our semiconductor solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP cores, software drivers, and in some cases, firmware and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IP that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, or VEE, technology, and Display Power Optimizer, or DPO, technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer’s or ecosystem partner’s engineering group, selecting the appropriate solution platform and Proven System Blocks. or PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer’s application, and supporting the customer on-site during integration, verification and testing. In many cases, we deliver software algorithms that have been optimized for use in a QuickLogic silicon platform.

Through the acquisition of SensiML, our core IP also includes the SensiML AI Toolkit that enables OEMs to develop AI software for a broad array of resource-constrained time-series sensor endpoint applications. These include a wide range of consumer and industrial sensing applications.

We also work with mobile processor manufacturers, sensor manufacturers, and voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the available market for their respective products. Furthermore, should a solution developed for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers, or ODMs, we can amortize our Research and Development, or R&D, investment over that set of OEMs or ODMs.  There may also be cases when platform providers that intend to use always-on voice recognition will dictate certain performance requirements for the combined software/hardware solution before the platform provider certifies and/or qualifies our product for use by end customers.

Our ArcticPro eFPGA IP are currently developed on 65nm, 40nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable support model for QuickLogic.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional IP, reference platforms and system software to provide application solutions, particularly in the area of hardware acceleration for AI-type applications. We also work with mobile processor and communications semiconductor device manufacturers and companies that supply sensor, algorithms and applications. The depth of these relationships vary depending on the partner and the dynamics of the end market being targeted, but they are typically a co-marketing relationship that includes joint account calls, promotional activities and/or engineering collaboration and developments, such as reference designs. For our sensor processing solutions, we collaborate with sensor manufacturers to ensure interface compatibility. We also collaborate with sensor and voice/audio software companies, helping them optimize their software technology on our silicon platforms in terms of performance, power consumption and user experience.

For our eFPGA strategy, we work with semiconductor manufacturing partners to ensure our eFPGA IP is proven for a given foundry and process node before it is licensed to a SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. New products contributed 45% of total revenue for 2018, as compared to 48% in 2017 and 49% in 2016.  We are expecting revenue growth from eFPGA IP licensing and Quick AI starting in fiscal year 2019.

We continue to seek to expand our revenue, including pursuing high-volume sales opportunities in our target market segments, by providing solutions incorporating IP, or industry standard interfaces. Our industry is characterized by intense price competition and by lower margins as order volumes increase. While winning large volume sales opportunities will increase our revenue, we believe these opportunities may decrease our gross profit as a percentage of revenue.

During 2018, we generated total revenue of $12.6 million, which represents a 4% increase from 2017. Our new product revenue during 2018 was $5.7 million, which represents a 2% decrease from 2017, while our mature product revenue during 2018 was $6.9 million, which represents a 9% increase from 2017. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. We also started generating revenue from the new Artificial Intelligence or AI market in 2018. Overall, we reported a net loss of $13.8 million for 2018 compared to a net loss of $14.1 million for 2017.

We have experienced net losses in the recent years and expect such losses to continue through at least the year ending December 29, 2019 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition including determination of the Stand-Alone Selling Price, or SSP, for each distinct performance obligation, sales returns and allowances, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of long-lived assets, measurement of stock-based compensation and accounting for income taxes. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements.

Revenue Recognition

We supply standard products that must be programmed before they can be used in an application. Our products may be programmed by us, distributors, end-customers or third parties.

We adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications, effective January 1, 2018. We adopted ASC 606 using the modified retrospective method. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to our retained earnings as of January 1, 2018. Under the new standard revenue is recognized as follows:

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer,
•	Identification of the performance obligations in the contract,
•	Determination of the transaction price,
•	Allocation of the transaction price to the performance obligations in the contract, and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

Product Revenue

We generate most of our revenue by supplying standard hardware products, which must be programmed before they can be used in an application. Our contracts with customers are generally for products only, and do not include other performance obligations such as services, extended warranties or other material rights.

We recognize hardware product revenue at the point of time when control of products is transferred to the customers, when our performance obligation is satisfied, which typically occurs upon shipment from our manufacturing site or our headquarters.

Intellectual Property and Software License Revenue

We also generate revenue from licensing IP, software tools and royalty from licensing our technology.

We recognize IP and Software License revenue at the point of time when the control of IP or software license has been transferred.

Some of the IP and Software Licensing contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, type of the customer, customer tier, type of the technology used, customer demographics, geographic locations, and other factors.

Maintenance Revenue

We recognize revenue from maintenance ratably over the term of the underlying maintenance contract term. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Royalty Revenue

We recognize royalty revenue when the later of the following events occurs: a) The subsequent sale or usage occurs; b) The performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied.

Deferred Revenue

Receivables are recognized in the period we ship the product. Payment terms on invoiced amounts are based on contractual terms with each customer. When we receive consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. We defer the product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC, 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at December 30, 2018.

Practical Expedients and Exemptions

(i)	Taxes collected from customers and remitted to government authorities and that are related to the sales of our products are excluded from revenues.
(ii)

Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Income.

(iii)

We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.

We record allowance for sales returns. Amounts recorded for sales returns for the year ended December 30, 2018 were $156,000.

Revenue Recognition Prior to the Adoption of ASC Topic No. 606 on January 1, 2018

We supply standard products which must be programmed before they can be used in an application. The Company's products may be programmed by us, distributors, end-customers or third parties.

We recognize revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. We record allowance for sales returns. Amounts recorded for sales returns were not material for the years ended December 30, 2018 and December 31, 2017, and $93,000 for the year ended and January 1, 2017.

We account for our IP license revenues and related services in accordance with ASC No. 985-605, Software Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists and no further obligation exists, delivery has occurred, the license fee is fixed or determinable, and collection is reasonably assured. A license may be perpetual or time limited in its application. Our IP license agreement contains multiple elements including post-contract customer support. For multiple element arrangements involving software and other software-related deliverables, vendor-specific objective evidence of fair value, or VSOE, must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence exists for the undelivered elements, or until all elements are delivered, whichever is earlier. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties including substantive renewal rate as stated in the agreement. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.

Cost of Revenue

We record all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, shipping costs and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs and depreciation.

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

We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our 2009 Stock Plan and 2009 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions, including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, depreciation and amortization, amounted to $55.0 million, tax effected, as of the end of 2018. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of December 30, 2018, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $157.4 million and $63.6 million, respectively, which will expire at various dates from 2019 through 2038. Federal NOL generated in 2018 can be carried forward indefinitely. We had research credit carryforwards of approximately $4.1 million for federal and $4.6 million for state income tax purposes as of December 30, 2018. If not utilized, the federal carryforwards will expire at various dates from 2019. The California credit can be carried forward indefinitely. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $55.0 million, tax-effected, as of the end of 2018, due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2018	2017	2016
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	50%	55%	67%
Gross profit	50%	45%	33%
Operating expenses:
Research and development	79%	79%	107%
Selling, general and administrative	79%	81%	90%
Loss from operations	(108)%	(115)%	(164)%
Interest expense	(1)%	(1)%	(2)%
Interest income and other expense, net	1%	—%	(1)%
Loss before income taxes	(108)%	(116)%	(167)%
Provision for income taxes	1%	1%	1%
Net loss	(109)%	(117)%	(168)%

Impact of inflation and product price chnages on our revenue and on income from continuing operations was immaterial in 2018, 2017 and 2016.

Comparison of Fiscal Years 2018 and 2017

Revenue. The table below sets forth the changes in revenue for fiscal year ended December 30, 2018, as compared to fiscal year ended December 31, 2017 (in thousands, except percentage data):

	Fiscal Years
	2018		2017
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$5,735	45%	$5,853	48%	$(118)	(2)%
Mature products	6,894	55%	6,296	52%	598	9%
Total revenue	$12,629	100%	$12,149	100%	$480	4%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license revenue is also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The 2% decrease in new product revenue in 2018 was primarily due to lower display bridge and connectivity product revenue, which was partially offset by an increase in sensor processing solutions revenue and Quick AI revenue. We started generating revenue from Quick AI in the fourth quarter of 2018. The increase in mature product revenue was due primarily to increased orders from our customers in the defense, aerospace, test and instrumentation sectors.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year 2018 as compared to fiscal year 2017 (in thousands, except percentage data):

	Fiscal Years
	2018		2017
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$12,629	100%	$12,149	100%	$480	4%
Cost of revenue	6,295	50%	6,627	55%	(332)	(5)%
Gross Profit	$6,334	50%	$5,522	45%	$812	15%

The increase in gross profit and gross profit percentage was primarily due to (i) the increase of revenue from new sensor processing, Quick AI, and high margin matured product revenue, and (ii) the decrease of low margin display bridge solution revenue. The sale of inventories that were previously written-off was $218,000 and $112,000 in 2018 and 2017, respectively. Inventory written-down in 2018 was $386,000 compared to $232,000 in 2017.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year 2018 as compared to fiscal year 2017 (in thousands, except percentage data):

	Fiscal Years
	2018		2017
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expenses	$9,948	79%	$9,572	79%	$376	4%
SG&A expenses	9,982	79%	9,900	81%	82	1%
Total operating expenses	$19,930	158%	$19,472	160%	$458	2%

Research and Development Expenses. Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with sensor hub and algorithm development, programmable logic design, CSSP design, SoC software, AI and eFPGA development. R&D expenses were $9.9 million and $9.6 million in 2018 and 2017, respectively, which represented 79% of revenue for those periods. The $376,000 increase in R&D expenses in 2018 as compared to 2017 is attributable to costs associated with eFPGA and Quick AI product development.

Selling, General and Administrative Expenses. Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses were $10.0 million and $9.9 million in 2018 and 2017, respectively, which represented 79% and 81% of revenue for those periods.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net, for 2018 as compared to 2017 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2018	2017	Amount	Percentage
Interest expense	$(108)	$(115)	$7	(6)%
Interest income and other expense, net	77	21	56	267%
	$(31)	$(94)	$63	(67)%

The change in interest income and other expense, net was due primarily to gain on sale of old equipment.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in 2018 as compared to 2017 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2018	2017	Amount	Percentage
Income tax provision	$152	$87	$65	75%

The income tax expense for 2018 and 2017 primarily relates to our foreign operations which are cost-plus entities.

As of the end of 2018, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2017 and 2016

Revenue. The table below sets forth the changes in revenue for fiscal year ended December 31, 2017 as compared to fiscal year ended January 1, 2017 (in thousands, except percentage data):

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

The 4% increase in new product revenue in 2017 was primarily due to eFPGA license revenue and revenue from sensor processing solutions and Connectivity products, offset by a decrease in revenue from Display Bridge Solutions. In 2017, shipments of ArcticLink III were $3.8 million compared to $4.4 million in 2016. Revenue from connectivity products was $1.4 million in 2017 compared to $1.0 million in 2016. Revenue generated from Samsung accounted for 40% of our new product revenue and 19% of our total revenue in 2017. The increase in mature product revenue is due primarily to increased orders from our customers in the defense, aerospace, test and instrumentation sectors. We anticipate that our revenue from tablets and mature products will be likely to decline over time.

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

The increase in gross profit and gross profit percentage was primarily due to the increase of (i) high margin mature product revenue by $497,000 and (ii) new eFPGA license revenue of $475,000. The sale of inventories that were previously written-off was $112,000 and $106,000in 2017 and 2016, respectively. Inventory written-down in 2017 was $232,000 compared to $296,000 in 2016.

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

Research and Development Expenses. Our R&D expenses consist primarily of personnel, overhead and other costs associated with engineering process improvements, programmable logic design, CSSP design and software development. R&D expenses were $9.6 million and $12.3 million in 2017 and 2016, respectively, which represented 79% and 107% of revenue for those periods. The $2.7 million decrease in R&D expenses in 2017 as compared to 2016 is attributable to operational realignment measures implemented in the second half of 2016, which resulted in a decrease of compensation related cost by $1.8 million, and engineering prototype equipment cost by $630,000.

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

Interest Expense and Interest Income and Other Expense, net. The table below sets forth the changes in interest expense and interest income and other expense, net for 2017 as compared to 2016 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2017	2016	Amount	Percentage
Interest expense	$(115)	$(175)	$60	(34)%
Interest income and other expense, net	21	(106)	127	(120)%
	$(94)	$(281)	$187	(67)%

The decrease in interest expense by $60,000 in 2017 compared to 2016 was due to lower line of credit balances during 2017. The change in interest income and other expense, net was due primarily to higher interest income from short-term investments and also due to foreign exchange fluctuations.

Provision for Income Taxes. The table below sets forth the changes in provision for (benefit from) income taxes for 2017 as compared to 2016 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2017	2016	Amount	Percentage
Income tax provision	$87	$65	$22	34%

The income tax expense for 2017 and 2016 primarily relates to our foreign operations which are cost-plus entities.

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

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with Heritage Bank of Commerce or Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility, or Revolving Facility, with aggregate commitments of $9,000,000. The maturity date for loans under the Revolving Facility is September 28, 2020. Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with the Heritage Bank to replace in its entirety the Loan and Security Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. Further, the Amended and Restated Loan Agreement eliminates the requirement of maintaining at all times Remaining Months Liquidity of nine months and replaces with simpler covenant of maintaining at least $3,000,000 in unrestricted cash at Heritage Bank. We were in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. As of December 30, 2018, we had $15.0 million of outstanding revolving line of credit with an interest rate of 6%.

In May 2018, we issued an aggregate of 13.5 million shares of common stock,. and warrants to purchase up to an aggregate of 5.4 million shares of common stock in an underwritten public offering at a combined price of $1.15 per Unit. We received total net proceeds of $13.9 million from the offering. The common warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share.

In March 2017, we issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. We received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses.

We used the net proceeds from these public offerings for working capital, to accelerate the development of next generation products and for general corporate purposes.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our revolving line of credit with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our revolving line of credit will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the revolving line of credit or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

We were in compliance with all loan covenants as of the end of the current reporting period. As of December 30, 2018, we had $15.0 million of outstanding revolving line of credit with an interest rate of 6%.

As of December 30, 2018, there was no material difference between the fair value and the carrying amount of capital software leasing arrangements.

As of December 30, 2018, most of our cash and cash equivalents were invested in Heritage Bank Money Market account. As of December 30, 2018, our interest-bearing debt consisted of $424,000 outstanding under capital leases and $15.0 million outstanding under our revolving line of credit. See Note 5 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $656,000 and $950,000 at December 30, 2018 and December 31, 2017, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Net cash (used in) operating activities	$(12,638)	$(12,938)	$(15,259)
Net cash (used in) investing activities	(288)	(642)	(1,954)
Net cash provided by financing activities	22,862	15,237	12,947

Net Cash from Operating Activities

In 2018, net cash used in operating activities was $12.6 million, and resulted primarily from a net loss of $13.8 million, which was offset by $3.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $386,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million and stock-based compensation of $1.9 million. In addition, changes in working capital accounts used cash of $2.4 million as a result of an increase in accounts receivable of $1.3 million, an increase in gross inventory of $662,000, and an increase in other assets of $879,000, partially offset by an increase in accrued liabilities of $235,000 and an increase in trade payables of $223,000.

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

In 2016, net cash used in operating activities was $15.3 million, and resulted primarily from a net loss of $19.1 million, which was offset by $3.6 million in non-cash charges. These non-cash charges included write-downs of inventories in the amount of $296,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million and stock-based compensation of $1.6 million. In addition, changes in working capital accounts provided cash of $88,000 as a result of a decrease in accounts receivable of $762,000, a decrease of gross inventory $565,000, and an increase of accrued liabilities of $124,000, partially offset by a decrease of accounts payable of $1.3 million and a decrease of deferred revenue of $26,000.

Net Cash from Investing Activities

Net cash used for investing activities in 2018 was $288,000, primarily for capital expenditures to acquire manufacturing equipment and software, which was partially offset by proceeds from the sale of old equipment.

Net cash used for investing activities in 2017 was $642,000, primarily for capital expenditures to acquire manufacturing equipment and software.

Net cash used for investing activities in 2016 was $2 million, primarily for capital expenditures to acquire mask sets for our new products and other manufacturing equipment and software.

Net Cash from Financing Activities

In 2018, net cash provided by financing activities was $22.9 million, resulting from the additional borrowing of $9.0 million under the line of credit, net cash proceeds of $13.9 million from our common stock offering in May 2018 and proceeds of $676,000 from the issuance of common shares to employees under our equity plans, net of taxes paid related to net settlement of equity awards of $308,000. These proceeds were partially offset by payments of $407,000 under the terms of our capital software lease obligations.

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

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the revolving line of credit facility will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our revolving line of credit will expire in September 2020, and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our non-cancelable contractual obligations and commercial commitments as of the end of 2018 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Contractual cash obligations:
Operating leases	$2,814	$816	$1,061	$831	$106
Wafer purchases(1)	22	22	—	—
Other purchase commitments	978	931	47	—
Total contractual cash obligations	3,814	1,769	1,108	831	106
Other commercial commitments(2):
Revolving line of credit	15,000	15,000	—	—
Capital software lease obligations	424	316	108	—
Total commercial commitments	15,424	15,316	108	—	—
Total contractual obligations and commercial commitments(3)	$19,238	$17,085	$1,216	$831	$106

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume.
(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2018.
(3)	Does not include unrecognized tax benefits of $2.2 million as of the end of 2018. See Note 7 of the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% change in interest rates during 2018 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 27%, 25% and 18% of total operating expenses in 2018, 2017 and 2016, respectively. A majority of these foreign expenses were incurred in India, the United Kingdom, Taiwan and Korea. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $528,000 in 2018, $486,000 in 2017 and $398,000 in 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

QuickLogic Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quicklogic Corporation (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2018 and December 31, 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the year ended December 30, 2018 due to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams LLP

San Francisco, California

March 15, 2019

We have served as the Company’s auditor since 2016.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,363	$16,527
Restricted cash	100	—
Accounts receivable, net of allowances for doubtful accounts of $0	2,209	925
Inventories	3,836	3,559
Other current assets	1,775	997
Total current assets	34,283	22,008
Property and equipment, net	1,449	2,375
Other assets	354	253
TOTAL ASSETS	$36,086	$24,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$6,000
Trade payables	1,488	1,437
Accrued liabilities	1,903	1,653
Current portion of capital software lease obligations	316	299
Total current liabilities	18,707	9,389
Long-term liabilities:
Capital software lease obligations, less current portion	108	355
Other long-term liabilities	16	14
Total liabilities	18,831	9,758
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized; 95,513 and 80,536 shares issued and outstanding as of December 30, 2018 and December 31, 2017, respectively	95	80
Additional paid-in capital	284,974	268,833
Accumulated deficit	(267,814)	(254,035)
Total stockholders' equity	17,255	14,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,086	$24,636

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2018	2017	2016
Statements of Operations:
Revenue	$12,629	$12,149	$11,421
Cost of revenue	6,295	6,627	7,648
Gross profit	6,334	5,522	3,773
Operating expenses:
Research and development	9,948	9,572	12,265
Selling, general and administrative	9,982	9,900	10,310
Loss from operations	(13,596)	(13,950)	(18,802)
Interest expense	(108)	(115)	(175)
Interest income and other expense, net	77	21	(106)
Loss before income taxes	(13,627)	(14,044)	(19,083)
Provision for income taxes	152	87	65
Net loss	$(13,779)	$(14,131)	$(19,148)
Net loss per share:
Basic and diluted	$(0.15)	$(0.18)	$(0.29)
Weighted average shares:
Basic and diluted	89,110	77,291	65,377

Note: Net Loss equals to comprehensive loss for the fiscal years 2018, 2017 and 2016

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal Years
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(13,779)	$(14,131)	$(19,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276	1,373	1,332
Stock-based compensation	1,901	1,441	1,584
Write-down of inventories	386	232	296
Write-off of equipment	5	12	368
Gain on disposal of assets	(62)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,284)	(86)	762
Inventories	(662)	(1,774)	565
Other assets	(879)	103	305
Trade payables	223	(145)	(1,337)
Accrued liabilities	235	72	124
Deferred income	—	—	(26)
Other long-term liabilities	2	(35)	(84)
Net cash used in operating activities	(12,638)	(12,938)	(15,259)
Cash flows from investing activities:
Capital expenditures for property and equipment	(351)	(642)	(1,954)
Proceeds on sale of assets	63	-	-
Net cash used in investing activities	(288)	(642)	(1,954)
Cash flows from financing activities:
Payment of capital software lease obligations	(407)	(344)	(280)
Proceeds from line of credit	36,000	18,000	4,000
Repayment of line of credit	(27,000)	(18,000)	—
Proceeds from issuance of common stock	16,215	17,550	10,603
Stock issuance costs	(1,638)	(1,771)	(1,197)
Taxes paid related to net settlement of equity awards	(308)	(198)	(179)
Net cash provided by financing activities	22,862	15,237	12,947
Net increase (decrease) in cash, cash equivalents and restricted cash	9,936	1,657	(4,266)
Cash, cash equivalents and restricted cash at the beginning of the period	16,527	14,870	19,136
Cash, cash equivalents, and restricted cash at the end of the period	$26,463	$16,527	$14,870
Supplemental disclosures of cash flow information:
Interest paid	$89	$106	$183
Income taxes paid	$171	$157	$128
Supplemental schedule of non-cash investing and financing activities :
Capital software lease obligation to finance capital expenditures	$424	$654	$209
Purchase of equipment included in accounts payable	$5	$436	$—

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock at Par Value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 3, 2016	56,904	$57	$241,024	$(220,756)	$20,325
Common stock issued under stock plans and employee stock purchase plans	1,230	1	423	—	424
Common stock offering, net of issuance costs	10,000	10	8,793		8,803
Stock-based compensation	—	—	1,584	—	1,584
Net loss	—	—	—	(19,148)	(19,148)
Balance at January 1, 2017	68,134	68	251,824	(239,904)	11,988
Common stock issued under stock plans and employee stock purchase plans	1,069	1	350	—	351
Common stock offering, net of issuance costs	11,333	11	15,218	—	15,229
Stock-based compensation	—	—	1,441	—	1,441
Net loss	—	—	—	(14,131)	(14,131)
Balance at December 31, 2017	80,536	80	268,833	(254,035)	14,878
Common stock issued under stock plans and employee stock purchase plans	1,463	1	352	—	353
Common stock offering, net of issuance costs	13,514	14	13,888	—	13,902
Stock-based compensation	—	—	1,901	—	1,901
Net loss	—	—	—	(13,779)	(13,779)
Balance at December 30, 2018	95,513	$95	$284,974	$(267,814)	$17,255

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, ("QuickLogic", the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers or OEMs, to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2018, 2017 and 2016 ended on December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Liquidity

The Company has financed its operations and capital investments through sale of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of December 30, 2018, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $26.5 million and $15.0 million line of credit with Heritage Bank of Commerce (“Heritage Bank”). The Line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility (the “Revolving Facility”) with aggregate commitments of $9,000,000 . The maturity date for loans under the Revolving Facility is September 28, 2020. Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

On December 21, 2018, the Company entered into the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. Further, the Amended and Restated Loan Agreement eliminates the requirement of maintaining at all times Remaining Months Liquidity of nine months and replaces with a new covenant of maintaining at least $3,000,000 in unrestricted cash at Heritage Bank. The Company was in compliance with all loan covenants as of the end of the current reporting period. As of December 30, 2018, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 6%.

In May 2018, the Company issued an aggregate of 13,513,510 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5,405,404 shares of common stock in an underwritten public offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a combined price of $1.15 per Unit. We received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million. The Company uses the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. See Note 8 to the Consolidated Financial Statements for more details.

The common stock warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $1.38 per share. The estimated grant date fair value of the common stock warrants was $0.57 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

In March 2017, the Company issued 11.3 million shares of common stock at a price of $1.50 per share, $0.001 par value. The Company received net proceeds of approximately $15.2 million, after deducting underwriting commissions and other offering-related expenses. The Company used the net proceeds for working capital, to accelerate the development of next generation products and for general corporate purpose.

The Company currently uses its cash to fund its capital expenditures and operating losses. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months. The Company’s Revolving Facility with Heritage Bank will expire in September 2020 and the Company would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants during 2019 will restrict the Company’s access to any additional cash draws from the Revolving Facility, and may require immediate repayment of the outstanding debt amounts. Management believes that it is probable that the Company will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink® and PolarPro® solution platforms; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2020, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, in the United States of America or US GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. See Exhibit 21 for the listing of wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition; determination of the Stand Alone Selling Price, or SSP, for each distinct performance obligation; the allowance for doubtful accounts; sales returns; valuation of investments; valuation of long-lived assets; valuation of inventories including identification of excess quantities, market value and obsolescence; measurement of stock-based compensation awards; accounting for income taxes and estimating accrued liabilities.

Concentration of Risk

The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 11 for information regarding concentrations associated with accounts receivable and revenue.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all short-term, highly liquid investments with an original or a remaining maturity at purchase of ninety days or less to be cash equivalents. The Company’s investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company’s investment portfolio consists of money market accounts and funds. Restricted cash represents amounts pledged as cash security related to the Silicon Valley Bank credit cards.

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

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 27%, 25% and 18% of total operating expenses in 2018, 2017 and 2016 respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom, Taiwan and Korea in 2018, 2017 and 2016. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

In accordance with the Financial Accounting Standards Board, or FASB Accounting Standards Update, or ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which was adopted by the Company in the first quarter of 2017, inventories are stated at the lower of standard cost or net realizable value.

Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecast demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. The Company also regularly reviews the cost of inventories against estimated net realizable value and records a lower of cost or net realizable value reserve for inventories that have a cost in excess of estimated net realizable value (previously market value), which could have a material impact on the Company’s gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2018, 2017 and 2016 the Company wrote-off equipment with a net book value of $5,000, $12,000 and $368,000, respectively.

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

Revenue Recognition after adoption of Accounting Standards Codification (“ASC”) Topic N0. 606

The Company adopted ASC Topic No. 606 and related ASUs, which provide supplementary guidance, and clarifications, effective January 1, 2018. The Company adopted using the modified retrospective approach. As a result, the Company is required to disclose the accounting policies in effect prior to January 1, 2018, as well as the policies it has applied starting January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to be recorded as of January 1, 2018. Under the new standard revenue is recognized as follows:

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer,
•	Identification of the performance obligations in the contract,
•	Determination of the transaction price,
•	Allocation of the transaction price to the performance obligations in the contract and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

Product Revenue

The Company generates most of its revenue by supplying standard hardware products, which must be programmed before they can be used in an application. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as services, extended warranties or other material rights.

The Company recognizes hardware product revenue at the point of time when control of products is transferred to the customers, when the Company’s performance obligation is satisfied, which typically occurs upon shipment from the Company’s manufacturing site or its headquarters.

Intellectual Property and Software License Revenue

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

Royalty Revenue

The Company recognizes royalty revenue when the later of the following events occurs: (a) The subsequent sale or usage occurs. (b) The performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied.

Deferred Revenue

Receivables are recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. The Company defers the product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at December 30, 2018.

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

The Company records allowance for sales returns. Amounts recorded for sales returns for the year ended December 30, 2018 were $156,000.

Revenue Recognition Prior to the Adoption of ASC Topic No. 606 on January 1, 2018

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by us, distributors, end-customers or third parties.

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. The Company records allowance for sales returns. Amounts recorded for sales returns were not material for the year ended December 31, 2017, and $93,000 for the year ended and January 1, 2017.

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

Cost of Revenue

The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of materials, contract manufacturing fees, shipping costs and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete inventory charges, general overhead costs and depreciation.

Warranty Costs

The Company warrants finished goods against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company’s liability is limited to the cost of repair or replacement of the defective part. The Company does not consider activities related to such warranties to be a separate performance obligation under ASC 606. The terms and conditions of sale generally do not allow for refunds or product returns other than for warranty repairs. The Company does not have significant product warranty related costs or liabilities.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $93,000 in 2018, $95,000 in 2017, and $51,000 in 2016.

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

Accounting for Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for doubtful accounts, the impact of equity awards, depreciation and amortization and employee related accruals. These differences result in deferred tax assets and liabilities, which are included on the Company’s balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.

Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company’s deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $55.0 million tax effected as of the end of 2018. The Company has also recorded a valuation allowance of $54.9 million, tax effected, as of the end of 2018 due to uncertainties related to the Company’s ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes. The Company accounts for uncertainty in income taxes using a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

Concentration of Credit and Suppliers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high quality institutions. The Company’s accounts receivables are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 for information regarding concentrations associated with accounts receivable.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all temporary changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss equaled to net loss for all periods presented.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company adopted this Accounting Standard effective January 1, 2018. The Company has complied with all presentation and classification requirements relating to the adoption of this ASU.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on how restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and has complied with all presentation and classification requirements relating to the restricted cash in accordance with the new standard.

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

The FASB subsequently issued the following amendments to ASU No. 2016-02, which have the same effective date and transition date of ASU No. 2016-02, Leases and which we collectively refer to as the new leasing standards:

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

The Company will adopt ASU 2016-02 on December 31, 2018 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Additionally, the Company will elect the practical expedient approach and will not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases. While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets of approximately $683,000 and lease liabilities of approximately $749,000 on its Consolidated Balance Sheets as of December 31, 2018, with no material impact to its Consolidated Statements of Operations.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). The new standard allows to insert the SEC’s interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. See Note 7 to the consolidated financial statements for the impact of implementing this standard on financial statements.

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

For 2018, 2017 and 2016, 6.1 million shares, 6.7 million shares, and 7.4 million shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years.

NOTE 4-BALANCE SHEET COMPONENTS

	December 30, 2018	December 31, 2017
	(in thousands)
Inventories:
Work-in-process	$3,120	$2,894
Finished goods	716	665
	$3,836	$3,559
Other current assets:
Prepaid expenses	$1,483	$836
Other	292	161
	$1,775	$997
Property and equipment:
Equipment	$10,607	$10,996
Software	2,788	3,139
Furniture and fixtures	42	46
Leasehold improvements	712	674
	14,149	14,855
Accumulated depreciation and amortization	(12,700)	(12,480)
	$1,449	$2,375
Accrued liabilities:
Employee compensation related accruals	1,154	$1,143
Other	749	510
	$1,903	$1,653

The Company recorded depreciation and amortization expense of $1.3 million, $1.4 million and $1.3 million for 2018, 2017 and 2016, respectively. Assets acquired under capital leases and included in property and equipment were $966,000 and $1.3  million at the end of 2018 and 2017, respectively. Accumulated depreciation on leased assets was $442,000 and $607,000 as of the end of 2018 and 2017, respectively. As of December 30, 2018 and December 31, 2017, the capital lease obligation relating to these assets was $424,000 and $654,000 respectively.

NOTE 5-OBLIGATIONS

	December 30, 2018	December 31, 2017
	(in thousands)
Debt and capital software lease obligations:
Revolving line of credit	$15,000	$6,000
Capital software leases	424	654
	15,424	6,654
Current portion of debt and capital software lease obligations	(15,316)	(6,299)
Long term portion of debt and capital software lease obligations	$108	$355

Revolving Line of Credit

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Heritage Bank. The Loan Agreement provided for, among other things, a revolving credit facility with aggregate commitments of $9,000,000 (the “Revolving Facility”). The maturity date for loans under the Revolving Facility is September 28, 2020.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended and Restated Loan Agreement") with Heritage Bank to replace in its entirety the Loan Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the revolving credit facility from $9,000,000 to $15,000,000. Further, the Amended and Restated Loan Agreement eliminates the requirement of maintaining at all times Remaining Months Liquidity of nine months and replaces with a new covenant of maintaining at least $3,000,000 in unrestricted cash at Heritage Bank. The Company is in compliance with all loan covenants as of December 30, 2018.

The Bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

On September 25, 2015, the Company entered into the Second Amendment to the Third Amended and Restated Loan and Security Agreement dated September 25, 2015 ("the SVB Loan Agreement") with Silicon Valley Bank ("the Bank") to extend the line of credit for two years through September 25, 2017. The Second Amendment to the SVB Loan Agreement provides for committed loan advances of up to $6.0 million, subject to increases at the Company’s election of up to $12.0 million. Upon each advance, the Company can elect a prime rate advance, which is the prime rate plus the prime rate margin, or a LIBOR rate advance, which is LIBOR plus the LIBOR rate margin. On February 10, 2016, the Company entered into a Third Amendment to Third and Restated Loan and Security Agreement to further modify the covenants. On August 31, 2017, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with the Bank to extend the line of credit for one year through September 24, 2018 and replaces the financial covenants of third amendment with new financial covenants. This amendment requires the Company to maintain (i) unrestricted cash or cash equivalents at the Bank or at any of its affiliates at all times in an amount of at least $6,000,000; and (ii) a ratio of quick assets to the results of (i) current liabilities minus (ii) the current portion of deferred revenue plus (iii) the long-term portion of the obligations of at least 1.40 to 1.00, tested as of the last day of each month.

The Bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the SVB Loan Agreement. The SVB Loan Agreement also has certain restrictions including, among others, restrictions on the incurrence of other indebtedness, the maintenance of depository accounts, the disposition of assets, mergers, acquisitions, investments, the granting of liens, cash balances with subsidiaries and the payment of dividends. The Company complied with all the financial covenants of the SVB Loan Agreement as of the loan maturity date. The Line of Credit facility with Silicon Valley Bank, which matured on September 24, 2018, was fully paid off in July 2018.

Capital Leases

Following table summarizes the capital lease liabilities as of December 30, 2018 and December 31, 2017:

	2018	2017
	(In thousands)
Three-year design software lease dated July 2018 at an interest of 7.64%	$115	$—
Three-year design software lease dated December 2017 at an interest of 6.48%	49	146
Two-year design software lease dated December 2017 at an interest of 6.30%	131	256
Three-year design software lease dated May 2017 at an interest of 5.48%	87	170
Three-year design software lease dated February 2017 at an interest of 5.57%	42	82
	$424	$654
Less: current portion	316	299
	$108	$355

Future minimum lease commitments under the Company’s capital leases are as follows:

Capital leases
(in thousands)
Fiscal Years
2019	$316
2020	108
$424

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

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Carrying value of collateral money market account with Heritage Bank equals to fair value, hence not included in the below table.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017 consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	As of December 30, 2018				As of December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$262	262	$—	$—	$15,635	$7,176	$8,459	$—
Total assets	$262	262	$—	$—	$15,635	$7,176	$8,459	$—

(1)	Money market funds are presented as a part of cash and cash equivalents on the accompanying consolidated balance sheets as of December 30, 2018 and December 31, 2017.

NOTE 7-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2018	2017	2016
Income (loss) before income taxes:
U.S.	$(13,982)	$(14,253)	$(19,340)
Foreign	355	209	257
Loss before income taxes	$(13,627)	$(14,044)	$(19,083)
Provision for (benefit from) income taxes:
Current:
Federal	$(19)	$—	$—
State	2	2	(3)
Foreign	169	85	75
Subtotal	152	87	72
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	(7)
Subtotal	—	—	(7)
Provision for income taxes	$152	$87	$65

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations:

	Fiscal Years
	2018	2017	2016
Income tax (benefit) at statutory rate	$(2,862)	$(4,775)	$(6,489)
State taxes	2	2	(3)
Stock compensation and other permanent differences	252	75	211
Foreign taxes	95	(30)	(19)
Future benefit of deferred tax assets not recognized	2,684	4,815	6,365
Others	(19)	—	—
Provision for income taxes	$152	$87	$65

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 30, 2018. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating losses	$37,527	$37,631
Capital losses	-	1,726
Accruals and reserves	1,370	1,487
Credits carryforward	5,836	5,743
Depreciation and amortization	9,887	9,056
Stock-based compensation	347	343
	54,967	55,986
Valuation allowances	(54,913)	(55,931)
Deferred tax asset	$54	$55
Deferred tax liability	$—	$—

As of December 30, 2018, the Company had net operating loss carryforwards of approximately $157.4 million for federal and $63.6 million for state income tax purposes. If not utilized, these carryforwards will expire beginning 2019 for federal and state purposes.

The Company has research credit carryforwards of approximately $4.1 million for federal and $4.6 million for state income tax purposes as of December 30, 2018. If not utilized, the federal carryforwards will expire in various amounts beginning in 2019. The California credit can be carried forward indefinitely.

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company completed the analysis of the TCJA’s income tax effects. In accordance with SAB 118, the TCJA-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. There was no material impact to the balance sheet and income statement recorded when the analysis was completed in the 2018 fourth quarter. The TCJA also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on the undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2018. The Company intends to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. The foreign withholding taxes would not have a material impact on the Company’s financial position and results of operation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 30, 2018	December 31, 2017	January 1, 2017
Beginning balance of unrecognized tax benefits	$2,107	$2,014	$696
Additions for tax positions related to the prior year	(2)	16	1,204
Additions for tax positions related to the current year	125	77	150
Lapse of statues of limitations	(69)	—	(36)
Ending balance of unrecognized tax benefits	$2,161	$2,107	$2,014

Out of $2.2 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions was not significant for December 30, 2018, December 31, 2017 and January 1, 2017.

The Company is not currently under tax examination and the Company’s historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, and other tax authorities until the statute closes on the year in which such tax attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

NOTE 8-STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 30, 2018, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

On April 26, 2017, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from 100 million to 200 million. The proposal for the amendment was approved by the Company’s stockholders at its 2017 Annual Meeting of Stockholders held on April 26, 2017.

Issuance of Common Stock

On December 6, 2016, the Company filed a shelf registration statement on Form S-3 as amended on March, 2017, under which the Company may, from time to time, sell securities in one or more offerings up to a total dollar amount of $40 million. The Company’s shelf registration statement was declared effective on March 16, 2017.

Under the shelf registration, in May 2018, the Company issued an aggregate of 13,513,510 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5,405,404 shares of common stock in an underwritten public offering. The common stock and warrants were issued in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a price of $1.15 per Unit. The Company received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million.

The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at an exercisable price of $1.38 per share. The estimated grant date fair value was $0.57 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

In March 2017, the Company issued an aggregate of 11.3 million shares of common stock, $0.001 par value, in an underwritten public offering at a price of $1.50 per share. The Company received net proceeds from this offering of approximately $15.2 million, net of underwriter’s commission and other offering expenses.

The Company previously issued 2.3 million warrants exercisable for the Company’s common stock with a strike price of $2.98 in conjunction with a June 2012 financing. These warrants expired in June 2017.

NOTE 9-EMPLOYEE STOCK PLANS

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017, and in March 15, 2018 and approved by the Company’s stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 2.5 million, 1.5 million and 4.0 million shares of common stock, respectively, for issuance under the 2009 Plan. As of December 30, 2018, approximately 16.5 million shares were reserved for issuance under the 2009 Plan. On March 15, 2018, Board of directors extended the term of the Stock Plan until March 15, 2028.  Equity awards granted under the 2009 Plan have a term of up to ten years. Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company’s stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 1.0 million and 1.5 million shares of common stock, respectively, for issuance under the 2009 ESPP. As of December 30, 2018, approximately 4.8 million shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

NOTE 10-STOCK-BASED COMPENSATION

The Company’s equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The Company provides stock-based incentive compensation, or awards, to eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and stock bonus units. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the program have a maximum contractual term of ten years.

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company’s results of operations of recording stock-based compensation expense for fiscal years 2018, 2017, and 2016 was as follows (in thousands):

	Fiscal Years
	2018	2017	2016
Cost of revenue	$129	$121	$132
Research and development	760	614	658
Selling, general and administrative	1,012	706	794
Total costs and expenses	$1,901	$1,441	$1,584

No stock-based compensation was capitalized during any period presented above.

The amount of stock-based compensation included in inventories at the end of 2018, 2017 and 2016 was not significant.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2009 Plan:

Shares Available for Grant
(in thousands)
Balance at December 31, 2017	3,899
Authorized	4,000
Options granted	—
Options forfeited or expired	141
RSUs granted	(1,539)
RSUs forfeited	259
Balance at December 30, 2018	6,760

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for 2018, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2016	5,266	$2.64	4.56
Granted	842	0.86
Forfeited or expired	(1,129)	2.61
Exercised	-	-
Balance outstanding at January 1, 2017	4,979	2.35	4.06
Granted	—	—
Forfeited or expired	(1,356)	3.07
Exercised	(65)	1.31
Balance outstanding at December 31, 2017	3,558	2.09	4.34
Granted	—	—
Forfeited or expired	(141)	1.80
Exercised	(216)	0.90
Balance outstanding at December 30, 2018	3,201	$2.18	3.70	$-
Exercisable at December 30, 2018	2,868	$2.33	3.24	$-
Vested and expected to vest at December 30, 2018	3,153	$2.20	3.64	$-

There was no intrinsic value for the stock options, based on the Company’s closing stock price of $0.76 per share as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2018, 2017 and 2016 was not significant. Total cash received from employees as a result of employee stock option exercises during 2018, 2017 and 2016 was approximately $195,000, $85,000 and $0, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current net loss position.

Total stock-based compensation expense recognized related to stock options was $131,000, $239,000, and $486,000 for 2018, 2017, and 2016, respectively. No stock options were granted during the fiscal year 2018. As of the end of 2018, the fair value of unvested stock options, net of expected forfeitures, was approximately $145,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.59 years.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2018 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.78	4	0.18	$0.78	4	$0.78
$0.86	726	7.69	0.86	408	0.86
$1.32	66	6.90	1.32	51	1.32
$1.63	545	0.27	1.63	545	1.63
$2.17 - $2.65	287	3.66	2.25	287	2.25
$2.78	944	1.93	2.78	944	2.78
$2.82 - $3.36	222	4.43	3.16	222	3.16
$3.39	237	4.73	3.39	237	3.39
$3.48	105	3.36	3.48	105	3.48
$3.82	65	5.08	3.82	65	3.82
$0.78 - $3.82	3,201	3.70	$2.18	2,868	$2.33

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 2009 ESPP. Using the Black-Scholes pricing model requires the Company to develop highly subjective assumptions including the expected term of awards, expected volatility of its stock, expected risk-free interest rate and expected dividend rate over the term of the award. The Company’s expected term of awards assumption is based primarily on its historical experience with similar grants. The Company’s expected stock price volatility assumption for both stock options and ESPP shares is based on the historical volatility of the Company’s stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares. This fair value is expensed over the requisite service period of the award. The fair value of RSUs and PRSUs is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed using the straight-line attribution method over the requisite service period.

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that the Company recognize expense for awards ultimately expected to vest; therefore, the Company is required to develop an estimate of the number of awards expected to be forfeited prior to vesting, or forfeiture rate. The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards.

The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Fiscal Years
	2018	2017	2016
Expected term (years)	—	—	7.1
Risk-free interest rate	—	—	1.40%
Expected volatility	—	—	52%
Expected dividend	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is estimated based on historical experience.
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

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. Stock-based compensation related to grants of vested RSUs was $1.6 million, $1.0, million and $953,000 in 2018, 2017 and 2016, respectively.

The following table summarizes RSU’s activity under the 2009 Plan, and the related weighted average grant date fair value, for 2018, 2017 and 2016:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 3, 2016	1,435	$2.30
Granted	1,822	0.97
Vested	(649)	1.07
Forfeited	(1,238)	—
Nonvested at January 1, 2017	1,370	1.68
Granted	1,852	1.41
Vested	(596)	1.46
Forfeited	(263)	—
Nonvested at December 31, 2017	2,363	1.54
Granted	1,539	0.85
Vested	(1,073)	1.37
Forfeited	(259)	—
Nonvested at December 30, 2018	2,570	$1.23

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company’s ESPP during 2018, 2017 and 2016 was $0.37, $0.43 and $0.62, respectively. Sales under the ESPP were 438,000 shares of common stock at an average price of $1.1 for 2018, 538,000 shares of common stock at an average price of $0.86 for 2017, and 732,000 shares of common stock at an average price of $0.81 for 2016.

   As of December 30, 2018, 1.2 million shares under the 2009 ESPP remained available for issuance. For 2018, the Company recorded compensation expenses related to the ESPP of $205,000, $153,000 and $258,000 in 2018, 2017 and 2016, respectively.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2018	2017	2016
Expected life (months)	6.0	6.1	6.1
Risk-free interest rate	2.26%	1.22%	0.97%
Volatility	50%	53%	59%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.
•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.
•	Volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock for the term of the purchase period.
•	Dividend Yield: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

As of the end of 2018, the unrecognized stock-based compensation expense relating to the Company’s ESPP was $73,000 and was expected to be recognized over a weighted average period of approximately 4.5 months.

NOTE 11-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2018	2017	2016
Revenue by product line (1) :
New products	$5,735	$5,853	$5,622
Mature products	6,894	6,296	5,799
Total revenue	$12,629	$12,149	$11,421

(1)

 For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. Mature products include all products produced on semiconductor processes larger than 180 nanometers. eFPGA IP license revenue is also included in new product revenue.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2018	2017	2016
Revenue by geography:
Asia Pacific (1)	$4,905	$5,810	$7,131
Europe	1,280	2,015	1,386
North America (2)	6,444	4,324	2,904
Total revenue	$12,629	$12,149	$11,421

(1)

Asia Pacific includes revenue from China $1.8 million or 15% and Japan of $1.6 million or 12% of total revenue in 2018 and $1.3 million or 11% and $1.5 million or 12% of total revenue in 2017, respectively.

(2)	North America includes revenue from the United States of $6.4 million or 50% of total revenue in 2018 and $4.2 million or 34% of total revenue in 2017.

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Fiscal Years
	2018	2017	2016
Distributor "A"	34%	33%	26%
Customer "B"	12%	11%	14%
Customer "G"	10%	19%	33%
Customer "J"	10%	—%	—%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 30, 2018	December 31, 2017
Distributor "A"	35%	45%
Distributor "G"	10%	—
Customer "G"	*	12%
Customer "M"	23%	*

*	Represents less than 10% of accounts receivable as of the date presented.

As of December 30, 2018 and December 31, 2017, approximately 15% of the Company’s long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 12-COMMITMENTS

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2018 and 2017, the Company had $22,000 and $1.1 million respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 30, 2018, total outstanding purchase obligations due within the next 12 months were $931,000.

The Company leases its primary facility under a non-cancelable operating lease that expires in March 2020. In October 2018, the Company submitted a nine months termination notice to the landlord to end the lease in July 2019. On February 13, 2019, the Company entered into an agreement to lease approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, CA 95131 for a period of five years, effective April 15, 2019 to relocate its headquarters.

In October 2018, the Company leased a facility for research and development in San Diego, California, the lease of which expires in July 2020. In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense during 2018, 2017 and 2016 was approximately $881,000, $866,000 and $834,000 respectively.

Future minimum lease commitments under the Company’s operating leases excluding property taxes and insurance are as follows:

Operating Leases
(in thousands)
Fiscal Years
2019	$816
2020	584
2021	477
2022	409
2023 and after	528
$2,814

NOTE 13-LITIGATION

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit.

NOTE 14-SUBSEQUENT EVENTS

Loan Repayment

The Company repaid $7.0 million on January 4, 2019 and $5 million on January 8, 2019 of revolving debt at an interest rate of 6.0%.

Business Acquisition

On January 3, 2019, the Company entered into an agreement with SensiML Corporation to acquire all of its issued and outstanding common stock in an all stock deal. The total aggregate purchase price was $1,169,752, and

$200,000 worth of shares were deposited into escrow to be held for twelve months as security against indemnity claims made by the Company after the closing date.

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$3,233	$3,510	$3,122	$2,764	$2,981	$2,972	$3,026	$3,170
Cost of revenue	1,561	1,767	1,592	1,375	1,478	1,706	1,646	1,797
Gross profit (1)	1,672	1,743	1,530	1,389	1,503	1,266	1,380	1,373
Operating expenses:
Research and development	2,422	2,461	2,366	2,699	2,458	2,368	2,319	2,427
Selling, general and administrative	2,302	2,509	2,610	2,561	2,519	2,353	2,614	2,414
Loss from operations	(3,052)	(3,227)	(3,446)	(3,871)	(3,474)	(3,455)	(3,553)	(3,468)
Interest expense	(31)	(21)	(32)	(24)	(18)	(15)	(21)	(61)
Interest income and other expense, net	51	17	23	(14)	23	(3)	1	-
Loss before taxes	(3,032)	(3,231)	(3,455)	(3,909)	(3,469)	(3,473)	(3,573)	(3,529)
Provision for (benefit from) income taxes	33	29	29	61	(60)	77	34	36
Net loss	$(3,065)	$(3,260)	$(3,484)	$(3,970)	$(3,409)	$(3,550)	$(3,607)	$(3,565)
Net loss per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.05)	$(0.05)
Weighted average shares:
Basic and diluted	95,296	94,725	85,753	80,571	80,353	80,125	79,799	68,794

(1)

Gross profit percentage ranged between 42.6% to 51.7% in the last 8 quarters primarily as a result of changes in customer and product mix, favorable purchase price adjustments, and favorable standard cost variances during these quarters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2018 our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 30, 2018 our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2018 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2019 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by Moss Adams LLP during Fiscal Years 2018 and 2017" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2.  Financial Statement Schedules

QuickLogic Corporation

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2018	$—	$—	$—	$—
Fiscal Year 2017	$—	$—	$—	$—
Fiscal Year 2016	$—	$—	$—	$—

Allowance for Deferred Tax Assets:
Fiscal Year 2018	$55,931	$—	$(1,018)	$54,913
Fiscal Year 2017	$79,150	$—	$(23,219)	$55,931
Fiscal Year 2016	$69,349	$9,801	$—	$79,150

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description

3.1(18)	Fourth Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

3.3(4)	Certificate of Elimination of the Series A Junior Participating Preferred Stock.

4.1(2)	Specimen Common Stock certificate of the Registrant.

4.2(14)	Form of Common Stock Warrant.

10.1(5)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	Lease dated June 17, 1996, as amended, between Kairos, LLC and Orchard Moffet Investors as Landlord and the Registrant for the Registrant’s facility located in Sunnyvale, California.

10.2.1(5)	First Amendment to Lease Agreement between Orchard Moffett Investors (as successor-in-interest to Kairos, LLC) and QuickLogic Corporation dated July 31, 2002.

10.2.2 (6)	Second Amendment to Lease Agreement between NetApp, Inc. (as successor-in-interest to Orchard Moffett Investors and Kairos, LLC,) and QuickLogic Corporation effective September 25, 2008.

10.2.3 (7)	Third Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated August 3, 2012.

10.2.4 (8)	Fourth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated April 4, 2014.

10.2.5 (19)	Fifth Amendment to Lease between NetApp, Inc. and QuickLogic Corporation dated May 22, 2015.

10.2.6 (17)	Sixth Amendment to Lease between Google, Inc.(as successor to NetApp Inc.) and QuickLogic Corporation dated February 8, 2018.

10.3 (15)	Patent Cross License Agreement dated August 25, 1998 between the Registrant and Actel Corporation.

10.4 (9)	Form of Change of Control Severance Agreement.

10.5 (9)	Form of Change of Control Severance Agreement for Chief Executive Officer.

10.6 (10)	2005 Executive Bonus Plan, as restated.

10.7	QuickLogic Corporation 2009 Stock Plan, as amended.

10.8 (13)	QuickLogic Corporation 2009 Employee Stock Purchase Plan.

10.9(11)	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.

10.10(11)	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.

10.11(11)	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.

10.12(12)	Form of Subscription Agreement.

10.13(14)	Underwriting agreement between QuickLogic Corporation and Craig-Hallum Capital Group LLC, as representative of the several underwriters named therein, dated May 24, 2018.

10.14(16)	Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 21, 2018.

21	Subsidiaries of the registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to QuickLogic’s Registration Statement on Form S-1 filed June 9, 1997 (Commission File No. 333-28833).
(2)	Incorporated by reference to QuickLogic’s Registration Statement on Form S-1/A filed October 12, 1999 (Commission File No. 333-28833).
(3)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on May 2, 2005) (Commission File No. 000-22671).
(4)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on November 26, 2013 (Commission File No. 000-22671).
(5)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 10-Q filed on November 13, 2002 (Commission File No. 000-22671).

(6)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 10-Q filed on November 6, 2008 (Commission File No. 000-22671).
(7)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 10-Q filed on August 3, 2012 (Commission File No. 000-22671).
(8)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on April 8, 2014.
(9)	Incorporated by reference to QuickLogic’s Annual Report on Form 10-K filed on March 11, 2008 (Commission File No. 000-22671).
(10)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01) filed on April 28, 2008 (Commission File No. 000-22671).
(11)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 5.02) filed on August 4, 2009 (Commission File No. 000-22671).
(12)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K/A (Item 1.01) filed on November 17, 2009 (Commission File No. 000-22671).
(13)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 10-Q filed on May 11, 2017 (Commission File No. 000-22671).
(14)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 8-K (Item 1.01) filed on May 29, 2018 (Commission File No. 000-22671).
(15)	Incorporated by reference to QuickLogic’s Registration Statement on Form S-1/A filed August 10, 1999 (Commission File No. 333-28833).
(16)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 1.01 and Item 2.03) filed on December 28, 2018 (Commission File No. 000-22671).
(17)	Incorporated by reference to QuickLogic’s Annual Report on Form 10-K Exhibit 10.2.5 filed on March 9, 2018 (Commission File No. 000-22671).
(18)	Incorporated by reference to QuickLogic’s Current Report on Form 8-K (Item 5.03) filed on April 28, 2017 (Commission file No. 000-22671).
(19)	Incorporated by reference to QuickLogic’s Quarterly Report on Form 10-Q filed on November 3, 2015 (Commission File No. 000-22671).

(1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 15, 2019.

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

Signature	Title	Date

/s/ BRIAN C. FAITH Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 15, 2019

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019

/S/ E. THOMAS HART E. Thomas Hart	Chairman of the Board	March 15, 2019

/s/ ANDREW J. PEASE Andrew J. Pease	Director	March 15, 2019

/S/ MICHAEL R. FARESE Michael R. Farese	Director	March 15, 2019

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 15, 2019

/s/ DANIEL A. RABINOVITSJ Daniel A. Rabinovitsj	Director	March 15, 2019

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 15, 2019

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 15, 2019