Form 10-K/A
period 2018-12-30
QUICKLOGIC CORPORATION
filed 2019-03-19
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders scheduled to be held on April 24, 2019 is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of QuickLogic Corporation (the “Company”) for the year ended December 30, 2018 as filed with the Securities and Exchange Commission on March 15, 2019 (the “Original 10-K”), is being filed for the sole purpose of updating Exhibit 10.7 to reflect the correct 2009 Stock Plan, as amended, and replace the incorrect exhibit that was filed electronically as part of the Original Form 10-K. Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	All other documents and schedules have been omitted as they were not applicable to this Amendment No. 1.
3.	Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit No.	Description

10.7	QuickLogic Corporation 2009 Stock Plan, as amended.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 19, 2019.

QUICKLOGIC CORPORATION

By:	/S/ Brian C. Faith
Brian C. Faith President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ BRIAN C. FAITH Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 19, 2019

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2019