Form 10-Q
period 2019-03-31
QUICKLOGIC CORPORATION
filed 2019-05-09
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1277 ORLEANS DRIVE, SUNNYVALE, CA 94089

(Address of principal executive offices including zip code))

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).                                                                                                                                                                    Yes  [ ]    No  [x]

Securities registered pursuant Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	QUIK	The Nasdaq Global Market

As of May 3, 2019, the registrant had outstanding 97,219,023 shares of common stock, par value $0.001.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 31, 2019

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,119	$26,363
Restricted cash	100	100
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	2,452	2,209
Inventories	3,571	3,836
Other current assets	1,784	1,775
Total current assets	31,026	34,283
Property and equipment, net	873	1,449
Right of use assets	975	-
Intangible assets	1,118	-
Goodwill	282	-
Other assets	400	354
TOTAL ASSETS	$34,674	$36,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,545	1,488
Accrued liabilities	1,720	1,903
Lease Liabilities-current	646	316
Total current liabilities	18,911	18,707
Long-term liabilities:
Lease Liabilities-non-current	293	108
Other long-term liabilities	-	16
Total liabilities	19,204	18,831
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 97,189 and 95,513 shares issued and outstanding as of March 31, 2019 and December 30, 2018, respectively	97	95
Additional paid-in capital	286,663	284,974
Accumulated deficit	(271,290)	(267,814)
Total stockholders' equity	15,470	17,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,674	$36,086

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue	$3,194	$2,764
Cost of revenue	1,215	1,375
Gross profit	1,979	1,389
Operating expenses:
Research and development	3,242	2,699
Selling, general and administrative	2,446	2,561
Total operating expenses	5,688	5,260
Loss from operations	(3,709)	(3,871)
Interest expense	(83)	(24)
Interest income and other (expense), net	48	(14)
Loss before income taxes	(3,744)	(3,909)
(Benefit from) Provision for income taxes	(268)	61
Net loss	$(3,476)	$(3,970)
Net loss per share:
Basic and diluted	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	96,824	80,571

Note: Net loss equals to comprehensive loss for all the period presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net loss	$(3,476)	$(3,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	339
Stock-based compensation	951	432
Write-down of inventories	80	42
Write-off of equipment	-	5
Tax benefit from acquisition	(282)	—
Changes in operating assets and liabilities:
Accounts receivable	(242)	(329)
Inventories	185	(33)
Other assets	(344)	(609)
Trade payables	327	(6)
Accrued liabilities	(391)	324
Other long-term liabilities	(16)	51
Net cash used in operating activities	(2,916)	(3,754)
Cash flows from investing activities:
Capital expenditures for property and equipment	(111)	(48)
Cash received from business acquisition	20	-
Net cash used in investing activities	(91)	(48)
Cash flows from financing activities:
Payment of finance lease obligations	(74)	(123)
Proceeds from line of credit	12,000	6,000
Payment of line of credit	(12,000)	(6,000)
Proceeds from issuance of common stock	4	-
Taxes for net issuance of stock awards	(167)	(41)
Net cash used by financing activities	(237)	(164)
Net decrease in cash, cash equivalents and restricted cash	(3,244)	(3,966)
Cash, cash equivalents and restricted cash at beginning of period	26,463	16,527
Cash, cash equivalents and restricted cash at end of period	$23,219	$12,561
Supplemental schedule of non-cash investing and financing activities :
Purchase of equipment included in accounts payable	$1	$38

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders' Equity
Balance at December 30, 2018	95,513	$95	$284,974	$(267,814)	$17,255
Common Stock issued under stock plans and employee stock purchase plan	1,676	2	738		740
Common stock offering, net of issuance costs	—	—	—	—	—
Stock-based compensation	—	—	951	—	951
Net Loss	—	—	—	(3,476)	(3,476)
Balance at March 31, 2019	97,189	$97	$286,663	$(271,290)	$15,470

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	80,536	$80	$268,833	$(254,035)	$14,878
Common Stock issued under stock plans and employee stock purchase plan	91	—	(47)	—	(47)
Common stock offering, net of issuance costs	—	—	—	—	—
Stock-based compensation	—	—	432	—	432
Net Loss	—	—	—	(3,970)	(3,970)
Balance at April 1, 2018	80,627	$80	$269,218	$(258,005)	$11,293

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or "the Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs. The Company’s wholly owned subsidiary, SensiML Corporation, or SensiML, provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™ eFPGA intellectual property, or IP plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2018, which was filed with the Securities and Exchange Commission, or SEC, on March 15, 2019, as amended. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and the fiscal quarters each end on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2019 and for 2018 ended on March 31, 2019 and April 1, 2018, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance leases, bank lines of credit and cash flows from operations. As of March 31, 2019, the Company's principal sources of liquidity consisted of cash and cash equivalents of $23.2 million, including $15.0 million drawn down from its revolving line of credit with Heritage Bank of Commerce (“Heritage Bank”). The maturity date for loans under this revolving facility (the “Revolving Facility”) is September 28, 2020.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, Quick AI solution and SensiML software; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of investments, valuation of long-lived assets including mask sets, valuation of goodwill and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 14 for information regarding concentrations associated with accounts receivable.

Note 2 — Significant Accounting Policies

During the three-month period ended March 31, 2019, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 30, 2018 except the new accounting standards adopted during the first quarter of 2019. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended.

Revenue Recognition

Under the Accounting Standards Codification, or ASC, Topic No. 606, revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

Product Revenue

The Company generates most of its revenue by supplying standard hardware products, which must be programmed before they can be used in an application. The Company’s products may be programmed by itself, distributors, end-customers or third parties. The Company’s contracts with customers are generally for products only, and do not include other performance obligations such as services, extended warranties or other material rights.

The Company recognizes hardware product revenue at the point of time when control of products is transferred to the customers, when the performance obligation is satisfied, which typically occurs upon shipment from the Company’s manufacturing site or its headquarters

Intellectual Property and Software License Revenue

The Company also generates revenue from licensing IP, software tools and royalty from licensing its technology.

The Company recognizes IP and Software License revenue at the point of time when the control of IP or software license has been transferred.

Some of the IP and Software Licensing contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the Company’s contracts, type of the customer, customer tier, type of the technology used, customer demographics, geographic locations, and other factors.

Maintenance Revenue

The Company recognizes revenue from maintenance ratably over the term of the underlying maintenance contract term. Renewals of maintenance contracts create new performance obligations that are satisfied over the term with the revenues recognized ratably over the term.

Royalty Revenue

The Company recognizes royalty revenue when the later of the following events occurs:

a) The subsequent sale or usage occurs.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfil its revenue contracts meet the capitalization criteria, and as such, there are no costs deferred at March 31, 2019.

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

Cost of revenue

The Company records all costs associated with its product sales in cost of revenue. These costs include the cost of material, contract manufacturing costs and quality assurance. Cost of revenue also includes indirect costs such as warranty, excess and obsolete charges, general overhead costs and depreciation.

Leases

The Company adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases.

Under Topic 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at the commencement date. A ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent our obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Upon adoption of ASU 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheets as of March 31, 2019, with no material impact to its Consolidated Statements of operations.

Business Combinations

The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

Goodwill and Intangible Assets

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are annually tested for impairment and more often if there is an indicator of impairment.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Restricted cash

Restricted cash represents amounts pledged as cash security related to the Silicon Valley Bank credit cards.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In February 2018, FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income. The new standard provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act, or TCJA, from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company adopted this ASU on December 31, 2018 with no material impact on its results of operations, financial position and cash flows.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). The new standard allows to insert the SEC’s interpretive guidance from Staff Accounting Bulletin, or SAB, No.118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019. The Company completed SAB No.118 analysis with no material impact to the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to nonemployee share-based payment accounting. Currently, share-based payments to nonemployees are accounted for under Subtopic 505-50, which significantly differs from the guidance for share-based payments to employees under Topic 718. This ASU supersedes Subtopic 505-50 by expanding the

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

scope of Topic 718 to include nonemployee awards and generally aligning the accounting for nonemployee awards with the accounting for employee awards. The effective date for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2019. The Company adopted this ASU on December 31, 2018 with no material impact on its results of operations, financial position and cash flows.

Recently issued accounting pronouncements not yet adopted:

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

Other new accounting pronouncements are disclosed on the Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the SEC on March 15, 2019, as amended.

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

For the three months ended March 31, 2019 and April 1, 2018, 8.4 million and 7.5 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 5.4 million shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the first quarter ended March 31, 2019 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of March 31, 2019, and December 30, 2018:

	As of
	March 31, 2019	December 30, 2018
	(in thousands)
Inventories:
Raw Material	$191	$-
Work-in-process	2,606	3,120
Finished goods	774	716
	$3,571	$3,836
Other current assets:
Prepaid expenses	$1,497	$1,483
Other	287	292
	$1,784	$1,775
Property and equipment:
Equipment	$10,714	$10,607
Software	1,823	2,788
Furniture and fixtures	42	42
Leasehold improvements	716	712
	13,295	14,149
Less: Accumulated depreciation and amortization	(12,422)	(12,700)
	$873	$1,449
Accrued liabilities:
Employee related accruals	$1,131	$1,154
Other	589	749
	$1,720	$1,903

Note 5 — Business Acquisition

SensiML Acquisition

On January 3, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SensiML for the purchase of all of its issued and outstanding common stock in exchange for the Company’s common stock.

SensiML has a software toolkit enabling IoT developers to quickly and easily create smart devices, transforming rich sensors into actionable event detectors.

SensiML’s Analytics Toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption. The SensiML Analytics Toolkit enables OEMs to quickly and easily leverage the power of local AI in edge, endpoint and wearable designs without the need for significant Data Science or Firmware Engineering resources.

The results of operations for the Company for the three months ended March 31, 2019 include operating activity for SensiML since its acquisition date of January 3, 2019. For the three months ended March 31, 2019, revenues attributable to SensiML were included in the consolidated results of operations were not significant. For the three months ended March 31, 2019, operations included charges of $38,000, attributable to amortization of purchased intangible assets and $104,000 of deal costs associated with the acquisition. Deal costs are included in general and administrative expenses in the Company’s consolidated results of operations.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Purchase Price Allocation

Under the purchase accounting method, the total preliminary purchase price was allocated to SensiML’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identified intangible assets was recorded as goodwill. During the measurement period, which can be no more than one year from the date of acquisition, the Company expects to continue to obtain information to determine the final fair value of the net assets acquired at the acquisition date during the measurement period. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

Intangible assets associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third-party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at SensiML’s acquisition date. Although goodwill is not amortized for financial accounting purposes, it is amortized in its entirely for tax purposes over fifteen years. Goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Stock Purchase Agreement contains customary representations and warranties between the Company and SensiML, who agreed to indemnify each other for certain breaches of representations, warranties, covenants and other specified matters. Approximately $200,000 in value of the Company’s common stock of the purchase price was placed in escrow as security for post-closing working capital adjustments.

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML during the first quarter of 2019 (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technolgy	$959	$(25)	$934
Customer relationships	81	(10)	71
Trade names and trade Marks	116	(3)	113
Total acquired identifiable intangible assets	$1,156	$(38)	$1,118

The following table provides the details of annual amortization of intangible assets, based upon the current useful lives as of March 31, 2019:

Amount
Annual Fiscal Years	(in thousands)
2019 (Remaining period)	$111
2020	148
2021	107
2022	107
2023	107
Thereafter	538
Total	$1,118

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 7 — Debt Obligations

Revolving Line of credit

On September 28, 2018, the Company entered into a Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, a Revolving Facility with aggregate commitments of $9,000,000, which was increased to $15,000,000 by an amended and restated agreement dated December 21, 2018. The maturity date for loans under the Revolving Facility is September 28, 2020.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with the Heritage Bank to replace in its entirety the Loan and Security Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires the Company to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

Loans under the Revolving Facility bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank. As of March 31, 2019 and December 30, 2018, the Company had $15.0 million of revolving debt outstanding with an interest rate of 6.0% per annum.

The Company’s previous line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

Note 8 — Leases

The Company entered into operating leases for office space for its headquarter, domestic and foreign subsidiaries and sales offices. Finance leases are primarily engineering design software. Operating leases generally have remaining lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years.

The following table provides the details of lease costs.

Three Months Ended
March 31, 2019
(in thousands)
Operating lease costs:
Fixed	$152
Variable	-
Short term	18
Finance lease costs:
Amortization of ROU asset	90
Interest	6
Total lease costs	$266

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table provides the details of supplemental cash flow information:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash flows from operating leases	$177
Operating cash flows from finance leases	4
Financing cash flows from financing leases	74
Total	$255
Right-of-use assets obtained in exchange for obligations
Operating leases	$542
Finance leases	433
Total	$975

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2019:

March 31, 2019
(in thousands)
Right-of-use assets:
Operating leases	$542
Finance leases	433
Total	$975
Lease liabilities:
Operating leases	589
Finance leases	350
Total	$939

The following table provided the details of future lease payments for operating and finance leases as of March 31, 2019:

.

Annual Fiscal Years	Operating	Finance
2019 (Remaining period)	$319	$310
2020	209	64
2021	92	-
Total lease payments	620	374
Less: Interest	(31)	(24)
Present value of lease liabilities	$589	$350

To following table provides the details of lease terms and discount rates as of March 31, 2019:

March 31, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	2.99
Finance leases	1.20
Weighted-average discount rates:
Operating leases	5.88%
Finance leases	6.36%

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Fair Value Measurements

Money market funds classified within Level 2 because they are not actively traded, have been valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. Cash balances in collateral money market account with Heritage Bank earns fixed interest income. Carrying value of this account balance equals to the fair value, hence is not included in the below table.

The following table presents the Company's financial assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018, consistent with the fair value hierarchy provisions of the authoritative guidance (in thousands):

	March 31, 2019				December 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$6	$6	$—	$—	$262	$262	$—	$—
Total assets	$6	$6	$—	$—	$262	$262	$-	$—

(1)	Money market funds are included in cash and cash equivalents on the accompanying consolidated balance sheets as of March 31, 2019 and December 30, 2018.

Note 10 — Stockholders' Equity

Common Stock and Preferred Stock

As of March 31, 2019, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

On March 15, 2019, the Company filed a shelf registration statement on Form S-3, under which the Company may, from time to time, sell securities on one or more offerings up to a total amount of $75 million. The Company’s shelf registration statement was declared effective on March 29, 2019.

Under the shelf registration dated December 6, 2016, as amended on March 15, 2017, and on May 29, 2018, the Company issued an aggregate of 13.5 million shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 5.4 million shares of common stock in a confidentially marketed underwritten offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a price of $1.15 per Unit. The Company received total net proceeds from the offering of $13.9 million.

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

Note 11 — Employee Stock Plans

2009 Stock Plan

The 2009 Stock Plan, or the 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017 and in March 15, 2018 and approved by the Company's stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 2.5 million, 1.5 million and 4.0 million shares of common stock, respectively, for issuance under the 2009 Plan. As of March 31, 2019, approximately 16.5 million shares were reserved for

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

issuance under the 2009 Plan. On March 15, 2018, Board of Directors extended the term of the Stock Plan until March 15, 2028.

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 Plan. Under the 2019 Plan, 5,000,000 shares of common stock are available for grants. The remaining balance of available shares under the 2009 Plan of 4,186,979 were cancelled as of April 24, 2019.

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

As of March 31, 2019, approximately 4.8 million shares of the Company’s common stock were reserved for issuance under the 2009 ESPP. On May 6, 2019, the Board of Directors approved the extension of the term of the 2009 ESSP to March 5, 2029.

Note 12 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended March 31, 2019 and April 1, 2018 was as follows (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Cost of revenue	$26	$34
Research and development	655	183
Selling, general and administrative	270	215
Total costs and expenses	$951	$432

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three-month periods ended March 31, 2019 and April 1, 2018. As of March 31, 2019 and April 1, 2018, the fair value of unvested stock options, net of expected forfeitures, was approximately $124,000 and $230,000, respectively. The remaining unrecognized stock-based compensation expense relating to stock options is expected to be recognized over a weighted average period of 1.4 years as of March 31, 2019.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2009 Stock Plan during the three months ended March 31, 2019:

Shares Available for Grant
(in thousands)
Balance at December 30, 2018	6,760
Authorized	-
RSUs granted	(3,144)
RSUs forfeited or expired	158
Options forfeited	20
Balance at March 31, 2019	3,794

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan, and the related weighted average exercise price, for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2018	3,201	$2.18
Forfeited or expired	(20)	3.12
Exercised	(4)	0.78
Balance outstanding at March 31, 2019	3,177	$2.18	3.48	$-
Exercisable at March 31, 2019	2,894	$2.30	3.09	$-
Vested and expected to vest at March 31, 2019	3,144	$2.19	3.44	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.61 as of March 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the three months ended March 31, 2019 and April 1, 2018 was $0 as the stock price was lower than exercise price. Total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2019 and April 1, 2018 was approximately $3,600 and $0, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $25,000 and $38,000 for the three months ended March 31, 2019 and April 1, 2018, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and board of directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was $877,000 and $295,000 for three months ended March 31, 2019 and April 1, 2018, respectively. As of March 31, 2019 and April 1, 2018, there was $3.2 million and $2.4 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.75 years.

A summary of activity for the Company's RSUs for the three months ended March 31, 2019 and information regarding RSUs outstanding and expected to vest as of March 31, 2019 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2018	2,570	$1.23
Granted	3,143	0.87
Vested	(697)	1.06
Forfeited	(158)	—
Nonvested at March 31, 2019	4,858	$1.09

Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the quarters ended March 31, 2019 and April 1, 2018, was $0.31 and $0.46 per right, respectively.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

As of March 31, 2019, 1.2 million shares remained available for issuance under the 2009 ESPP. For the three months ended March 31, 2019 and April 1, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $49,000 and $54,000 respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	March 31, 2019	April 1, 2018
Expected term (months)	6.0	6.0
Risk-free interest rate	2.37%	1.39%
Volatility	53.77%	54.87%
Dividend yield	—	—

As of March 31, 2019, the unrecognized stock-based compensation expense relating to the Company's 2009 ESPP was $24,000 and is expected to be recognized over a weighted average period of approximately 1.5 months.

Note 13 — Income Taxes

The Company recorded a net income tax benefit of $268,000 for the three months ended March 31, 2019, and tax expense of $61,000 for the three months ended April 1, 2018. A majority of the income tax benefit for the first quarter of 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries, which are cost-plus entities.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of March 31, 2019. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of March 31, 2019 and December 30, 2018, which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the income tax provision in the condensed consolidated statements of operations.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

Note 14 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue by product line (1):
New products	$687	$1,300
Mature products	2,507	1,464
Total revenue	$3,194	$2,764

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license, Quick AI and Software revenues are also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue by geography:
Asia Pacific (1)	$1,431	$921
North America (2)	1,163	1,565
Europe	600	278
Total revenue	$3,194	$2,764

(1)

Asia Pacific includes revenue from China of $953,000, or 30% of total revenue, and $136,000, or 5% of total revenue, for the quarters ended March 31, 2019 and April 1, 2018, respectively. Revenue from Japan was $434,000, or 14% of total revenue and $396,000, or 14% of total revenue, for the quarters ended March 31, 2019 and April 1, 2018, respectively.

(2)

North America includes revenue from the United States of $1.1 million, or 36% of total revenue, and $1.5 million, or 56% of total revenue, for the quarters ended March 31, 2019 and April 1, 2018, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Distributor "A"	37%	42%
Distributor "C"	16%	*
Distributor "G"	27%	*
Customer "G"	*	10%
Customer "I"	27%	*
Customer "J"	*	16%
Customer "K"	14%	*

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 31, 2019	December 30, 2018
Distributor "A"	24%	35%
Distributor “C”	15%	*
Distributor "G"	35%	10%
Customer "M"	12%	23%

*	Represents less than 10% of accounts receivable as of the date presented.

As of March 31, 2019, 17% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of March 31, 2019, and December 30, 2018, the Company had $44,000 and $22,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of March 31, 2019, total outstanding purchase obligations for other goods and services were $1.6 million, all of them, except $12,000 were due within the next twelve months.

The Company leases its primary facility in Sunnyvale, California, under an operating lease that expires in March 2020. In October 2018, the Company submitted a nine-month termination notice to the landlord to end the lease in July 2019.

On February 13, 2019, the Company entered into a new agreement to lease approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, CA 95131 for a period of five years, effective April 15, 2019 to relocate its headquarters.

In October 2018, the Company leased a facility for research and development in San Diego, California, the lease of which expires in July 2020.

On February 28, 2019 the Company entered in to an agreement to lease a facility located at 8285 SW Nimbus Avenue, Beaverton, OR 97008 to relocate its wholly owned subsidiary, SensiML Corporation.

In addition, the Company leases development facilities in India as well as sales offices in Europe and Asia. As of March 31, 2019, future lease commitments relating to operating leases were $2.7 million, $825,000 of which were due within the next twelve months.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 16 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of March 31, 2019, the Company was not involved in any litigations.

Note 17 — Subsequent event

Loan Repayment

The Company repaid $5.0 million on April 2, 2019 and $3 million on April 3, 2019 of its outstanding debt under the Revolving Facility with the Heritage Bank at an interest rate of 6.0%.

2019 Stock Plan

On April 24, 2019, the Company’s stockholders approved the 2019 Stock Plan, to replace the 2009 Stock Plan.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our condensed audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2019, as amended. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We develop low power, multi-core semiconductor platforms and IP for artificial intelligence, or AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our recently acquired wholly owned subsidiary, SensiML Corporation, or SensiML, completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT applications.

Our solutions are created from our new silicon platforms including our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an AI software platform that includes Software-as-a-Service, or SaaS, subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new product revenue category.

Our solutions typically fall into one of three categories: Sensor Processing, Display and Visual Enhancement, and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP cores, software drivers, and in some cases, firmware and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IP that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our

Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, or VEE, technology, and Display Power Optimizer, or DPO, technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signalling, or LVDS, Mobile Industry Processor Interface, or MIPI, and Secure Digital Input Output, or SDIO. We provide complete solutions by first architecting the solution jointly with our customer’s or ecosystem partner’s engineering group, selecting the appropriate solution platform and Proven System Blocks, or PSBs, providing custom logic, integrating the logic, programming the device with the PSBs and/or firmware, providing software drivers or application software required for the customer’s application, and supporting the customer on-site during integration, verification and testing. In many cases, we deliver software algorithms that have been optimized for use in a QuickLogic silicon platform.

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

Our ArcticPro eFPGA IP are currently developed on 65nm, 40nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by us. We believe this flow enables a scalable support model for us.

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

During the first quarter of 2019, we generated total revenue of $3.2 million, which was flat compared to the fourth quarter of 2018 and represents an increase of 16% compared to the first quarter of 2018. Our new product revenue in the first quarter was $687,000, a decrease of 48% from the prior quarter and 47% from the first quarter of 2018. Our mature product revenue was $2.5 million in the first quarter of 2019, which represents an increase of 32% from the prior quarter and 71% compared to the first quarter of 2018. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $3.5 million for the first quarter of 2019 compared to a net loss of $4.0 million for the first quarter of 2018. First quarter 2019 net loss includes operating expenses relating to the new subsidiary SensiML totaling $779,000.

On January 3, 2019, we acquired all of SensiML’s issued and outstanding common stock in exchange for the Company’s common stock. SensiML will operate as one of our divisions, and continue to develop, expand, and optimize its platform-independent software solutions to support SoCs from other semiconductor companies as well as our SoCs, QuickAI™ Platforms and licensees of our ArcticPro™ eFPGA IP.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill and intangible assets, including the estimate of related useful lives, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended March 31, 2019, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended, except for the new accounting standards adopted in the first quarter of 2019 as described in Note 2 to the condensed consolidated financial statements as of and for the three months ended March 31, 2019, and except for our estimates relating to goodwill and intangible assets associated with the acquisition of SensiML on January 3,2019, as described in Note 5 to the condensed consolidated financial statements as of and for the three months ended March 31, 2019. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2018, as amended. See also Note 2 and 5 to the Unaudited Condensed Consolidated Financial Statements as of and for three months ended March 31, 2019 for the details of the newly adopted accounting standards and acquisition of SensiML.

The Company adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases. Upon adoption of ASU 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheets as of March 31, 2019, with no material impact to its Consolidated Statements of operations. See Note 2 and 8 to the Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2019 for the details.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue	100%	100%
Cost of revenue	38%	50%
Gross profit	62%	50%
Operating expenses:
Research and development	102%	98%
Selling, general and administrative	76%	92%
Loss from operations	(116)%	(140)%

Interest expense	(3)%	(1)%
Interest income and other (expense), net (1)	2%	(1)%
Loss before income taxes	(117)%	(142)%
Provision for income taxes	(8)%	2%
Net loss	(109)%	(144)%

(1)	Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended March 31, 2019 and April 1, 2018

Revenue

The table below sets forth the changes in revenue for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2019		April 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$687	22%	$1,300	47%	$(613)	(47)%
Mature products	2,507	78%	1,464	53%	1,043	71%
Total revenue	$3,194	100%	$2,764	100%	$430	16%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes. eFPGA IP license, QuicK AI and Software revenues are also included in new product revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The net decrease of $613,000 in new product revenue was primarily due to decrease in connectivity and display revenue, which was partially offset by Quick AI and sensor processing solutions revenue. The $1.0 million increase in mature product revenue was primarily driven by higher shipments to military, aviation and industrial products.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2019		April 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$3,194	100%	$2,764	100%	$430	16%
Cost of revenue	1,215	38%	1,375	50%	(160)	(12)%
Gross Profit	$1,979	62%	$1,389	50%	$590	42%

The $590,000 or 12% increase in gross profit was primarily due to increase in shipments of mature products that carried high margins. In the first quarter of 2019, mature product revenue consists 78% of total revenue compared to 53% in the first quarter of 2018. The sale of previously reserved inventory was $32,000 and $49,000 in the first quarters of 2019 and 2018, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2019		April 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,242	102%	$2,699	98%	$543	20%
SG&A expense	2,446	77%	2,561	92%	(115)	-4%
Total operating expenses	$5,688	179%	$5,260	190%	$428	8%

Research and Development

Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with SoC software, Quick AI, and eFPGA development. The $543,000 increase in R&D expenses in the first quarter of 2019, as compared to the first quarter of 2018, was primarily attributable to the addition of personnel acquired as a result of the acquisition of SensiML in January 2019.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $115,000 decrease in SG&A expenses in the first quarter of 2019, as compared to the first quarter of 2018 was primarily attributable to lower compensation expenses as a result of reduced headcount and lower costs of outside services. Acquisition costs relating to the acquisition of SensiML are not material.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	March 31, 2019	April 1, 2018	Amount	Percentage
Interest expense	$(83)	$(24)	$(59)	246%
Interest income and other (expense), net	48	(14)	62	(443)%
	$(35)	$(38)	$3	(8)%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the short-term investments of our surplus cash in Money Market funds.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	March 31, 2019	April 1, 2018	Amount	Percentage
Provision for income taxes	$(268)	$61	$(329)	(539)%

For the three months ended March 31, 2019, the Company recorded a net income tax benefit of $268,000 and tax expense of $61,000 for the three months ended April 1, 2018. The majority of the income tax benefit for the first quarter of 2019 relates to the deferred tax benefit arising from Intangibles assets acquired from the acquisition of SensiML offset by the income taxes from the Company's foreign subsidiaries, which are cost-plus entities.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, finance leases, a revolving line of credit and cash flows from operations.  As of March 31, 2019, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $23.2 million and $15.0 million line of credit with Heritage Bank of Commerce. The previous line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

We currently use our cash to fund our capital expenditure and operating losses. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility with the Heritage Bank will be sufficient to fund its operations and capital expenditure and provide adequate working capital for the next twelve months.

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with the Heritage Bank of Commerce or the Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility, or Revolving Facility, with aggregate commitments of $9,000,000. The maturity date for loans under the Revolving Facility is September 28, 2020. Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from the Heritage Bank.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with the Heritage Bank to replace in its entirety the Loan and Security Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to

$15,000,000. The Amended and Restated Loan Agreement requires us to maintain at least $3,000,000 in unrestricted cash at the Heritage Bank. We were in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. As of March 31, 2019, we had $15.0 million of outstanding revolving line of credit with an interest rate of 6%.

In May 2018, we issued an aggregate of 13.5 million shares of common stock, and warrants to purchase up to an aggregate of 5.4 million shares of common stock in an underwritten public offering at a combined price of $1.15 per Unit. We received total net proceeds of $13.9 million from the offering. See Note 11 to the Condensed Consolidated Financial Statements for the details.

We used the net proceeds from these public offerings for working capital, to accelerate the development of next generation products and for general corporate purposes.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with the Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our Revolving Facility with the Heritage Bank will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of March 31, 2019, most of our cash and cash equivalents were invested in the money market account of the Heritage Bank. As of March 31, 2019, our interest-bearing debt consisted of $350,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 7 and 8 to the Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $948,000 and $656,000 at March 31, 2019 and December 30, 2018, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Net cash used in operating activities	$(2,916)	$(3,754)
Net cash used in investing activities	(91)	(48)
Net cash used by financing activities	(237)	(164)

Net cash used in operating activities

Net cash used in operating activities was $2.9 million in the first three months of 2019. The cash used in operating activities was a result of the net loss of $3.5 million during this period and changes in operating assets and liabilities of $481,000, which was partially offset by non-cash charges of $1.3. Non-cash charges consisted primarily of stock-based compensation of $951,000, which includes $514,0000 related to new employees as a result of the acquisition of SensiML, depreciation and amortization of $292,000, and a write-down of inventory of $80,000. The cash used by changes in operating assets and liabilities was mostly due to an increase of trade receivable of $242,000 due to timing of shipments, an increase of  other assets of $344,000 and a decrease of accrued liabilities of 391,000, which was partially offset by a decrease of inventory of $185,000 and an increase of trade payables of $327,000. During the first quarter of 2019, we received a tax benefit of $282,000 arising from the intangible assets due to the acquisition of SensiML.

Net cash used in operating activities was $3.8 million in the first three months of 2018. The cash used in operating activities was a result of the net loss of $4.0 million and changes in operating assets and liabilities of $602,000, which was partially offset by non-cash charges of $818,000. Non-cash charges consisted primarily of stock-based compensation of $432,000, depreciation and amortization of $339,000, and a write-down of inventory of $42,000. The cash used by changes in operating assets and liabilities was mostly due to an increase of other assets of $609,000 due to prepayments of leases and other expenses, an increase of accounts receivable of $329,000 due to timing of shipments, a decrease of trade payable of $6,000 and an increase in inventory of $33,000, which was partially offset by an increase of accrued liabilities of $324,000, and an increase of other long term liabilities of $51,000.

Net cash used in investing activities

Net cash used in investing activities in the first three months of 2019 was $91,000, which was primarily due to cash used to pay for computer and test equipment associated with software development of $111,000, which was partially offset by cash received as a result of SensiML acquisition of $20,000. Capital expenditures, which are largely driven by the leasehold improvements in our new leased premises, development of new products and computer equipment are projected to be approximately $343,000 during the remainder of the 2019 fiscal year.

Net cash used in investing activities in the first three months of 2018 was $48,000, which was primarily due to cash used to pay computer and test equipment associated with software development and production.

Net cash used in financing activities

Net cash used in financing activities was $237,000 in the first three months of 2019, which was primarily derived from the proceeds of $12 million from the Revolving Facility with the Heritage Bank, which was offset by repayments of $12 million, scheduled repayments of $74,000 for finance lease obligations and tax payments related to net settlement of stock awards of $167,000.

Net cash used in financing activities was $164,000 in the first three months of 2018, which was primarily due to repayments of $123,000 for lease obligations and tax payments related to net settlement of stock awards of $41,000.

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with the Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2019. Our Revolving Facility will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants before the expiration of the Revolving Facility may restrict our access to any additional cash draws from the Revolving Facility and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Contractual obligations:
Operating leases	$2,695	$825	$1,033	$837
Wafer purchases (1)	44	44	—	—
Other purchase commitments	1,633	1,621	12	—
Total contractual cash obligations	$4,372	$2,490	$1,045	$837
Other commercial commitments (2):
Revolving line of credit	15,000	15,000	—	—
Total commercial commitments	15,000	15,000	-	-
Total contractual obligations and commercial commitments	$19,372	$17,490	$1,045	$837

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.
(2)	Other commercial commitments are included as liabilities on our balance sheet as of March 31, 2019.

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

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 24% and 28% of total operating expenses for the first three months of 2019 and 2018, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $137,000 in the first three months of 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None. See Note 16 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Our 2018 Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended, includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description

10.1	QuickLogic Corporation 2019 Stock Plan, effective April 24, 2019.

31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	May 9, 2019	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)