Form 10-Q
period 2019-06-30
QUICKLOGIC Corp
filed 2019-08-09
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

COMMISSION FILE NUMBER: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 Lundy Avenue, San Jose, CA 95131-1816

(Address of principal executive offices including zip code))

(408) 990-4000

(Registrant's telephone number, including area code)

Securities registered pursuant Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	QUIK	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                                                                                                                                                                                               [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).                                                                                                                                                                    Yes  [ ]    No  [x]

As of August 2, 2019, the registrant had outstanding 116,318,293 shares of common stock, par value $0.001

QUICKLOGIC CORPORATION

FORM 10-Q

JUNE 30, 2019

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,051	$26,363
Restricted cash	100	100
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	1,519	2,209
Inventories	3,502	3,836
Other current assets	1,717	1,775
Total current assets	34,889	34,283
Property and equipment, net	1,110	1,449
Right of use assets	2,417	-
Intangible assets	1,082	-
Goodwill	282	-
Other assets	351	354
TOTAL ASSETS	$40,131	$36,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,632	1,488
Accrued liabilities	1,307	1,903
Lease liabilities-current	777	316
Total current liabilities	18,716	18,707
Long-term liabilities:
Lease liabilities-non-current	1,553	108
Other long-term liabilities	-	16
Total liabilities	20,269	18,831
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 116,121 and 95,513 shares issued and outstanding as of June 30, 2019 and December 30, 2018, respectively	116	95
Additional paid-in capital	295,670	284,974
Accumulated deficit	(275,924)	(267,814)
Total stockholders' equity	19,862	17,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,131	$36,086

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$2,087	$3,122	$5,281	$5,886
Cost of revenue	1,065	1,592	2,280	2,967
Gross profit	1,022	1,530	3,001	2,919
Operating expenses:
Research and development	3,215	2,366	6,457	5,065
Selling, general and administrative	2,340	2,610	4,786	5,171
Total operating expenses	5,555	4,976	11,243	10,236
Loss from operations	(4,533)	(3,446)	(8,242)	(7,317)
Interest expense	(124)	(32)	(207)	(56)
Interest income and other (expense), net	50	23	98	9
Loss before income taxes	(4,607)	(3,455)	(8,351)	(7,364)
Provision for (benefit from) income taxes	27	29	(241)	90
Net loss	$(4,634)	$(3,484)	$(8,110)	$(7,454)
Net loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	99,226	85,753	98,032	83,176

Note: Net loss equals to comprehensive loss for all the period presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net loss	$(8,110)	$(7,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	675
Stock-based compensation	1,742	911
Write-down of inventories	88	126
Write-off of equipment	2	5
Tax benefit from acquisition	(282)	—
Changes in operating assets and liabilities:
Accounts receivable	690	(1,266)
Inventories	247	(857)
Other assets	(150)	(95)
Trade payables	77	263
Accrued liabilities	(850)	172
Other long-term liabilities	(16)	47
Net cash used in operating activities	(5,970)	(7,473)
Cash flows from investing activities:
Capital expenditures for property and equipment	(523)	(95)
Cash received from business acquisition	20	-
Net cash used in investing activities	(503)	(95)
Cash flows from financing activities:
Payment of finance lease obligations	(194)	(236)
Proceeds from line of credit	20,000	12,000
Payment of line of credit	(20,000)	(12,000)
Proceeds from issuance of common stock	9,439	15,855
Stock issuance costs	(891)	(1,638)
Taxes for net issuance of stock awards	(193)	(125)
Net cash provided by financing activities	8,161	13,856
Net increase in cash, cash equivalents and restricted cash	1,688	6,288
Cash, cash equivalents and restricted cash at beginning of period	26,463	16,527
Cash, cash equivalents and restricted cash at end of period	$28,151	$22,815

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders' Equity
Balance at December 30, 2018	95,513	$95	$284,974	$(267,814)	$17,255
Common stock issued under stock plans and employee stock purchase plan	1,676	2	738		740
Stock-based compensation	—	—	951	—	951
Net loss	—	—	—	(3,476)	(3,476)
Balance at March 31, 2019	97,189	$97	$286,663	$(271,290)	$15,470
Common stock issued under stock plans and employee stock purchase plan	532	1	209		210
Common stock offering, net of issuance costs	18,400	18	8,007	—	8,025
Stock-based compensation	—	—	791	—	791
Net loss	—	—	—	(4,634)	(4,634)
Balance at June 30, 2019	116,121	$116	$295,670	$(275,924)	$19,862

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017	80,536	$80	$268,833	$(254,035)	$14,878
Common stock issued under stock plans and employee stock purchase plan	91	—	(47)	—	(47)
Stock-based compensation	—	—	432	—	432
Net loss	—	—	—	(3,970)	(3,970)
Balance at April 1, 2018	80,627	$80	$269,218	$(258,005)	$11,293
Common stock issued under stock plans and employee stock purchase plan	434		233	—	233
Common stock offering, net of issuance costs	13,514	14	13,889	—	13,903
Stock-based compensation	—	—	479	—	479
Net loss	—	—	—	(3,484)	(3,484)
Balance at July 1, 2018	94,575	$94	$283,819	$(261,489)	$22,424

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation, or QuickLogic or the Company was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs. The Company’s wholly owned subsidiary, SensiML Corporation, or SensiML, provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™ eFPGA intellectual property, or IP plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2018, which was filed with the Securities and Exchange Commission, or SEC, on March 15, 2019, as amended. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarters for 2019 and for 2018 ended on June 30, 2019 and July 1, 2018, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance leases, bank lines of credit and cash flows from operations. As of June 30, 2019, the Company's principal sources of liquidity consisted of cash and cash equivalents and restricted cash of $28.2 million, including $15.0 million drawn down from its revolving line of credit with Heritage Bank of Commerce, or Heritage Bank. The maturity date for loans under this revolving facility, or the Revolving Facility, is September 28, 2020.

On June 21, 2019, the Company issued an aggregate of 18.4 million shares of common stock, $0.001 par value, including the exercise of option for overallotment of 2.4 million shares by the underwriters, in an underwritten public offering at a price of $ 0.50 per share. The company received net proceeds of approximately $8.3 million, after deducting underwriting commissions and other offering-related expenses paid in the second quarter of 2019.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, SensiML software and Freedom Aware SoC Templates; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with the Heritage Bank, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2020, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Judgment is required to determine the Stand-alone Selling Price, or SSP, for each distinct performance obligation. The Company uses a range of amounts to estimate SSP when each of the products and services are sold separately and determines the discount to be allocated based on the relative SSP of the various products and services when products and services sold are bundled. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, it determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers. In these instances, the Company may use information such as the size of the customer, customer tier, type of the technology used, customer demographics, geographic region and other factors in determining the SSP.

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 14 for information regarding concentrations associated with accounts receivable.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Significant Accounting Policies

During the six-month period ended June 30, 2019, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 30, 2018 except the new accounting standards adopted during the first six months of 2019. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended.

Revenue Recognition

The Company applies Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, to recognize revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Under the new standard revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, a performance obligation is satisfied

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the purchase order is typically fixed and represents the net consideration to which the Company expects to be entitled, and therefore there is no variable consideration. As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative stand-alone selling price. The product price as specified on the purchase order is considered the stand-alone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

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

ROU assets represent our right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent our obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Upon adoption of ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of March 31, 2019, with no material impact to its Consolidated Statements of operations. As of June 30, 2019, the Company recognized right-of-use assets of approximately $2.4 million and lease liability of approximately $2.3 million on the Company’s Consolidated Balance Sheet. See Note 8 and 15 to the Unaudited Consolidated Financial Statements for more details.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. Goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Furthermore, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this guidance effective December 31, 2018 for goodwill impairment test, which will be performed during the fourth quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

For the three and six months ended June 30, 2019 and July 1, 2018, 8.0 million and 7.3 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 5.4 million shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the three and six months ended June 30, 2019 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of June 30, 2019, and December 30, 2018 (in thousands):

	June 30, 2019	December 30, 2018
Inventories:
Raw materials	$196	$-
Work-in-process	2,481	3,120
Finished goods	825	716
	$3,502	$3,836
Other current assets:
Prepaid expenses	$1,360	$1,483
Other	357	292
	$1,717	$1,775
Property and equipment:
Equipment	$10,729	$10,607
Software	1,823	2,788
Furniture and fixtures	55	42
Leasehold improvements	489	712
	13,096	14,149
Less: Accumulated depreciation and amortization	(11,986)	(12,700)
	$1,110	$1,449
Accrued liabilities:
Employee related accruals	$739	$1,154
Other	568	749
	$1,307	$1,903

Note 5 — Business Acquisition

SensiML Acquisition

On January 3, 2019, the Company entered into a stock purchase agreement, or the Stock Purchase Agreement, with SensiML for the purchase of all of its issued and outstanding common stock in exchange for the Company’s common stock, or the SensiML Acquisition.

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

The results of operations for the Company for the three and six months ended June 30, 2019 include operating activity for SensiML since its acquisition date of January 3, 2019. For the six months ended June 30, 2019, revenues attributable to SensiML included in the condensed consolidated statement of operations were not significant. For the three and six months ended June 30, 2019, charges of $38,000 and $74,000, respectively, were attributable to the amortization of purchased intangible assets were included in the statements of operations for respective periods. Deal costs associated with the acquisition were $104,000 for the six months period ended June 30, 2019. Deal costs were included in general and administrative expenses in the Company’s consolidated results of operations.

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

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML during the six months of 2019 (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(48)	$911
Customer relationships	81	(20)	61
Trade names and trade marks	116	(6)	110
Total acquired identifiable intangible assets	$1,156	$(74)	$1,082

The following table provides the details of annual amortization of intangible assets, based upon the current useful lives as of June 30, 2019 (in thousands):

Amount
Annual Fiscal Years
2019 (remaining period)	$75
2020	148
2021	107
2022	107
2023	107
Thereafter	538
Total	$1,082

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

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan and Security Agreement entered on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires the Company to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

Loans under the Revolving Facility bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank. As of June 30, 2019 and December 30, 2018, the Company had $15.0 million of revolving debt outstanding with an interest rate of 6.0% per annum.

Note 8 — Leases

The Company entered into operating leases for office space for its headquarter, domestic and foreign subsidiaries and sales offices. Finance leases are primarily engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. During the second quarter of 2019, the Company recognized right-of-use assets of approximately $1.7 million and lease liability of approximately $1.7 million relating to the new operating leases signed for the premises of its headquarters in San Jose and its subsidiary SensiML in Oregon.

The following table provides the details of operating and finance lease costs (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs:
Fixed	$259	$411
Variable	-	-
Short term	9	27
Total	268	438
Finance lease costs:
Amortization of ROU asset	91	182
Interest	5	11
Total	$96	$193

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table provides the details of supplemental cash flow information (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$451
Operating cash flows used for finance leases	10
Financing cash flows used for financing leases	194
Total	$655
Right-of-use assets obtained in exchange for obligations:
Operating leases	$2,076
Finance leases	341
Total	$2,417

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2019 (in thousands):

June 30, 2019
Right-of-use assets:
Operating leases	$2,076
Finance leases	341
Total	$2,417
Lease liabilities:
Operating leases	2,100
Finance leases	230
Total	$2,330

The following table provided the details of future lease payments for operating and finance leases as of June 30, 2019 (in thousands):

.

Annual Fiscal Years	Operating	Finance
2019 (Remaining period)	$339	$183
2020	613	64
2021	494	-
2022	409	-
2023	421	-
Thereafter	106	-
Total lease payments	2,382	247
Less: Interest	(282)	(17)
Present value of lease liabilities	$2,100	$230

The following table provides the details of lease terms and discount rates as of June 30, 2019:

June 30, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	4.17
Finance leases	0.76
Weighted-average discount rates:
Operating leases	5.99%
Finance leases	7.00%

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

Our cash and cash equivalents include money market account balance of $26.7 million and money market funds of $262,000 as of June 30, 2019 and December 30, 2018, respectively. Investment in money market funds was classified within level 1 of the fair value hierarchy because they were valued using quoted market prices for identical assets. Fair value of the money market account balance with Heritage Bank equals to book value.

Note 10 — Stockholders' Equity

Common Stock and Preferred Stock

As of June 30, 2019, the Company was authorized to issue 200 million shares of common stock and had 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

On June 21, 2019, the Company issued an aggregate of 18.4 million shares of common stock, including the exercise of option for overallotment of 2.4 million shares by the underwriters, $0.001 par value, in an underwritten public offering at a price of $ 0.50 per share. The company received net proceeds from the offering of approximately $8.3 million, net of underwriter’s commission and other offering expenses paid in the second quarter of 2019.

On March 15, 2019, the Company filed a shelf registration statement on Form S-3, under which the Company may, from time to time, sell securities on one or more offerings up to a total amount of $75 million. The Company’s shelf registration statement was declared effective on March 29, 2019.

In May, 2018, the company issued an aggregated of 13.5 million shares of common stock, and warrants to purchase up to an aggregate of 5.4 million shares of common stock in a confidentially marketed underwritten offering.  The common stock and warrants were issued in units, or the Units, with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a price of $1.15 per Unit. The Company received total net proceeds from the offering of $13.9 million.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 11 — Employee Stock Plans

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 stock Plan, or the 2009 Plan. Under the 2019 Plan, 5,000,000 shares of common stock are available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Stock Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder. The remaining balance of available shares under the 2009 Plan of 4,186,979 were cancelled as of April 24, 2019.

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

As of June 30, 2019, approximately 4.8 million shares of the Company’s common stock were reserved for issuance under the 2009 ESPP. On May 6, 2019, the Board of Directors approved the extension of the term of the 2009 ESSP to March 5, 2029, which also requires the stockholders’ ratification within 12 months of the approval by the Board of Directors. The Company plans to submit the extension of the term of the 2009 ESSP for our stockholders to ratify in the next annual general meeting, if not sooner.

Note 12 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended June 30, 2019 and July 1, 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of revenue	$18	$35	$44	$69
Research and development	532	207	1,187	390
Selling, general and administrative	241	237	511	452
Total costs and expenses	$791	$479	$1,742	$911

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and six-month periods ended June 30, 2019 and July 1, 2018. As of June 30, 2019 and July 1, 2018, the fair value of unvested stock options, net of expected forfeitures, was approximately $102,000 and $200,000, respectively. The remaining unrecognized stock-based compensation expense relating to stock options is expected to be recognized over a weighted average period of 2.59 years as of June 30, 2019.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan and 2009 Plan during the six months ended June 30, 2019 (in thousands):

	Shares available for grants
	2019 Plan	2009 Plan
Balance at December 30, 2018	-	6,760
Authorized	5,000	-
RSUs granted	(794)	(3,355)
RSUs forfeited or expired	184	762
Options forfeited	15	20
Plan shares expired	-	(4,187)
Balance at June 30, 2019	4,405	-

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2018	3,201	$2.18
Forfeited or expired	(580)
Exercised	(4)
Balance outstanding at June 30, 2019	2,617	$2.29	3.97	$-
Exercisable at June 30, 2019	2,383	$2.43	3.65	$-
Vested and expected to vest at June 30, 2019	2,594	$2.31	3.94	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.58 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the six months ended June 30, 2019 and July 1, 2018 was $0 as the stock price was lower than exercise price. Total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2019 and July 1, 2018 was approximately $3,600 and $0, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was $24,000 and $34,000 for the three months ended June 30, 2019 and July 1, 2018, respectively, and $49,000 and $72,000 for the six months ended June 30, 2019 and July 1, 2018, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was $756,000 and $382,000 for the three months ended and $1.6 million and $722,000 for six months ended June 30, 2019 and July 1, 2018, respectively. As of June 30, 2019 and July 1, 2018, there was approximately $3.1 million and $2.3 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.76 years.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A summary of activity for the Company's RSUs for the six months ended June 30, 2019 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2018	2,570	$1.23
Granted	4,148	0.85
Vested	(926)	1.08
Forfeited	(401)	0.96
Nonvested at June 30, 2019	5,391	$1.04

Employee Stock Purchase Plan

As of June 30, 2019, 873,000 shares remained available for issuance under the 2009 ESPP. For the three months ended June 30, 2019 and July 1, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $11,000 and $63,000, respectively. For the six months ended June 30, 2019 and July 1, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of $60,000 and $117,000, respectively. The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the second quarter ended June 30, 2019 and July 1, 2018, was $0.31 and $0.47, respectively, per right, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Expected term (months)	6.00	6.0	6.00	6.00
Risk-free interest rate	2.40%	2.09%	2.40%	2.09%
Volatility	53.77%	44.76%	53.77%	44.76%
Dividend yield	—	—	—	—

As of June 30, 2019, there was no unrecognized stock-based compensation expense relating to the Company's 2009 ESPP.

Note 13 — Income Taxes

The Company recorded a net income tax expense of $27,000 and $29,000 for the three months ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018 the Company recorded a net income tax benefit of $241,000 and tax expense of $90,000 respectively. A majority of the income tax expense for the second quarters of 2019 and 2018 and six months ended July 1, 2018 relates to the Company's foreign subsidiaries, which are cost-plus entities. Income tax benefit for the six months ended June 30, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of June 30, 2019. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company had no unrecognized tax benefits as of June 30, 2019 and December 30, 2018, which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue by product line (1):
New products	$711	$1,581	$1,398	$2,881
Mature products	1,376	1,541	3,883	3,005
Total revenue	$2,087	$3,122	$5,281	$5,886

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue by geography:
Asia Pacific (1)	$537	$1,372	$1,968	$2,293
North America (2)	1,066	1,474	2,229	3,039
Europe	484	276	1,084	554
Total revenue	$2,087	$3,122	$5,281	$5,886

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(1)

Asia Pacific includes revenue from Japan of $330,000, or 16% of total revenue, and $632,000, or 20% of total revenue, for the quarters ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018, revenue from Japan was $764,000, or 14% of total revenue, and $1.0 million, or 17% of total revenue for the quarters ended June 30, 2019 and July 1, 2018, respectively. For the three months ended June 30, 2019 and July 1, 2018, revenue from China was $119,000 or 6% and $466,000 or 15% of total revenue, respectively. For the six months ended June 30, 2019 and July 1, 2108, revenue from China was $1.1 million, or 20% of total revenue, and $602,000 million, or 10% of total revenue, respectively.

(2)

North America includes revenue from the United States of $1.1 million, or 51% of total revenue, and $1.4 million, or 46% of total revenue, for the three months ended June 30, 2019 and July 1, 2018, respectively. For the six months ended June 30, 2019 and July 1, 2018 revenue from the United States was $2.2 million, or 42% of total revenue, and $3.0 million, or 50% of total revenue, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Distributor "A"	40%	32%	38%	36%
Distributor "C"	*	*	12%	*
Distributor "E"	*	15%	*	*
Distributor "G"	*	10%	16%	*
Customer "B"	18%	14%	13%	12%
Customer "E"	18%	*	*	*
Customer "H"	*	16%	*	13%
Customer "I"	*	10%	16%	`
Customer "J"	*	15%	*	16%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 30, 2019	December 30, 2018
Distributor "A"	31%	35%
Distributor “J”	23%	*
Distributor "G"	*	10%
Customer "L"	13%	*
Customer "M"	10%	23%

*	Represents less than 10% of revenue and accounts receivable as of the date presented.

As of June 30, 2019, 11% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of June 30, 2019, and December 30, 2018, the Company had $74,000 and $22,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of June 30, 2019, total outstanding purchase obligations for other goods and services were $1.2 million, all of which, except for $12,000 were due within the next twelve months.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 16 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of June 30, 2019, the Company was not involved in any litigation.

Note 17 — Subsequent event

Loan Repayment

On July 1, 2019, the Company repaid $12.0 of its outstanding debt under the Revolving Facility with Heritage Bank at an interest rate of 6.0%.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2019, as amended. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We develop low power, multi-core semiconductor platforms and intellectual property, or IP, for artificial intelligence, or AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our recently acquired wholly owned subsidiary, SensiML Corporation, or SensiML, completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT applications.

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

During the second quarter of 2019, we generated total revenue of $2.1 million, which represents a decrease of 35% compared to the first quarter of 2019 and represents a decrease of 33% compared to the second quarter of 2018. Our new product revenue in the second quarter was $711,000, an increase of 3% from the prior quarter and a decrease of 55% from the second quarter of 2018. Our mature product revenue was $1.4 million in the second quarter of 2019, which represents a decrease of 45% from the prior quarter and 11% compared to the second quarter of 2018. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $4.6 million for the second quarter of 2019, an increase of 33% compared to the second quarter of 2018 and first quarter of 2019, primarily due to the SensML acquisition and decrease in overall revenue. Net loss includes operating expenses relating to the new subsidiary, SensiML, of $629,000 and $1.4 million for the three and six months ended June 30, 2019, respectively.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill and intangible assets, including the estimate of related useful lives, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended June 30, 2019, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended, except for the new accounting standards adopted in the first quarter of 2019 as described in Note 2 to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019, and except for our estimates relating to goodwill and intangible assets associated with the acquisition of SensiML on January 3,2019, as described in Note 5 to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2018, as amended. See also Note 2 and 5 to the Unaudited Condensed Consolidated Financial Statements as of and for three and six months ended June 30, 2019 for the details of the newly adopted accounting standards and acquisition of SensiML.

The Company adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases. Upon adoption of ASU 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheets as of and for the three months ended March 31, 2019, with no material impact to its Consolidated Statements of operations. As of June 30, 2019, the Company recognized right-of-use assets of approximately $2.4 million and lease liability of approximately $2.3 million on the Company’s Consolidated Balance Sheet. See Note 2 and 8 to the Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 for the details.

The Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Furthermore, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. As permitted by the ASU, the Company has elected to early adopt this guidance effective December 31, 2018 for goodwill impairment test, which was performed during the fourth quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	51%	51%	43%	50%
Gross profit	49%	49%	57%	50%
Operating expenses:
Research and development	154%	76%	122%	86%
Selling, general and administrative	112%	84%	91%	88%
Loss from operations	(217)%	(111)%	(156)%	(124)%

Interest expense	(6)%	(1)%	(4)%	(1)%
Interest income and other (expense), net (1)	2%	1%	2%	—%
Loss before income taxes	(221)%	(111)%	(158)%	(125)%
Provision for income taxes	1%	1%	(5)%	2%
Net loss	(222)%	(112)%	(153)%	(127)%

(1)	Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended June 30, 2019 and July 1, 2018

Revenue

The table below sets forth the changes in revenue for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$711	34%	$1,581	51%	$(870)	(55)%
Mature products	1,376	66%	1,541	49%	(165)	(11)%
Total revenue	$2,087	100%	$3,122	100%	$(1,035)	(33)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The net decrease of $870,000 in the revenue of new products was primarily due to a decrease in connectivity and display product revenue, which was partially offset by eFPGA IP license revenue. The $165,000 decrease in the revenue of mature products was primarily due to lower shipments to military, aviation and industrial products.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,087	100%	$3,122	100%	$(1,035)	(33)%
Cost of revenue	1,065	51%	1,592	51%	(527)	(33)%
Gross Profit	$1,022	49%	$1,530	49%	$(508)	(33)%

In the second quarter of 2019, gross profit margin percentage was flat compared to the same quarter in the prior year. The sale of previously reserved inventory was $32,000 and $54,000 in the second quarters of 2019 and 2018, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,215	154%	$2,366	76%	$849	36%
SG&A expense	2,340	112%	2,610	84%	(270)	(10)%
Total operating expenses	$5,555	266%	$4,976	160%	$579	12%

Research and Development

Our Research and Development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with SoC software, QuickAI, and eFPGA development. The $849,000 increase in R&D expenses in the second quarter of 2019, as compared to the second quarter of 2018, was primarily attributable to the additional operating expenses including stock-based compensation costs associated with the acquisition of SensiML.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $270,000 decrease in SG&A expenses in the second quarter of 2019, as compared to the second quarter of 2018 was primarily attributable to lower compensation expenses as a result of reduced headcount and lower costs of outside services. Acquisition costs relating to the acquisition of SensiML are not material.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	June 30, 2019	July 1, 2018	Amount	Percentage
Interest expense	$(124)	$(32)	$(92)	288%
Interest income and other (expense), net	50	23	27	117%
	$(74)	$(9)	$(65)	722%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the interest earned on our money market account and short-term investments on surplus cash in the Money Market Funds.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	June 30, 2019	July 1, 2018	Amount	Percentage
Provision for income taxes	$27	$29	$(2)	(7)%

The majority of the income tax expense relates to the Company's foreign subsidiaries, which are cost-plus entities.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Six Months Ended June 30, 2019 and July 1, 2018

Revenue

The table below sets forth the changes in revenue for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,398	26%	$2,881	49%	$(1,483)	(51)%
Mature products	3,883	74%	3,005	51%	878	29%
Total revenue	$5,281	100%	$5,886	100%	$(605)	(10)%

________________________

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $1.5 million decrease in the revenue of new products was primarily due to decreased shipment of connectivity and display products, which was partially offset by eFPGA IP license revenue recognized in the first six months of 2019. The $878,000 increase in the revenue of mature products was primarily due to increased orders from our customers in the aerospace, test and instrumentation sectors.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$5,281	100%	$5,886	100%	$(605)	(10)%
Cost of revenue	2,280	43%	2,967	50%	(687)	(23)%
Gross Profit	$3,001	57%	$2,919	50%	$82	3%

The 7% increase in gross margin percentage was primarily due to higher revenue of matured products in the first six months of 2019 compared to the first six months of 2018, as well as a more favorable new product mix including SensML SaaS and eFPGA license revenue. The sale of previously reserved inventory was $64,000 and $102,000 in the first six months of 2019 and 2018, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2019		July 1, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D Expense	$6,457	122%	$5,065	86%	$1,392	27%
SG&A Expense	4,786	91%	5,171	88%	$(385)	(7)%
Total Operating Expenses	$11,243	213%	$10,236	174%	$1,007	10%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with, sensor processing and algorithm development, programmable logic design, SoC software and eFPGA development. The $1.4 million increase in R&D expenses in the first six months of 2019, as compared to the first six months of 2018 was primarily attributable to the addition of personnel acquired as a result of the acquisition of SensiML as well as additional expenses associated with QuickAI and SoC roadmap development.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $385,000 decrease in SG&A expenses in the first six months of 2019, as compared to the first six months of 2018, was primarily due to a decrease of compensation-related costs, including stock-based compensation expenses and lower outside services expenses.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the six months ended June 30, 2019 as compared to the six months ended July 1, 2018 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30, 2019	July 1, 2018	Amount	Percentage
Interest expense	$(207)	$(56)	$(151)	270%
Interest income and other (expense), net	98	9	89	989%
	$(109)	$(47)	$(62)	132%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the interest earned on our money market account and short-term investments on surplus cash in the Money Market Funds.

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the six months ended June 30, 2019 as compared to the six months ended July 1, 2018 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30, 2019	July 1, 2018	Amount	Percentage
(Benefit from) / provision for income taxes	$(241)	$90	$(331)	(368)%

Income tax benefit for the six months ended June 30, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries. A majority of the income tax expense for the six months ended July 1, 2018 relates to the Company's foreign subsidiaries, which are cost-plus entities.

As of June 30, 2019, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, finance leases, a revolving line of credit and cash flows from operations. As of June 30, 2019, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $28.2 million, including $15.0 million line of credit with Heritage Bank. The previous line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018. We repaid $12.0 million of Heritage line of credit in July 2019, which will be available for draw down when required.

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility with aggregate commitments of $9,000,000. The maturity date for loans under the Revolving Facility is September 28, 2020. Loans under the Revolving Facility will bear interest at a rate equal to one half of one percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan and Security Agreement entered into on September 28, 2018. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires us to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. We were in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. As of June 30, 2019, we had $15.0 million of outstanding revolving line of credit with an interest rate of 6%.

On June 21, 2019, the Company issued an aggregate of 18.4 million shares of common stock, including the exercise of option for overallotment of 2.4 million shares by the underwriters, in an underwritten public offering at a price of $ 0.50 per share. The company received net proceeds from the offering of approximately $8.3 million, net of underwriter’s commission and other offering expenses paid in the second quarter of 2019. See Note 10 to the Condensed Consolidated Financial Statements for the details.

In May 2018, we issued an aggregate of 13.5 million shares of common stock and warrants to purchase up to an aggregate of 5.4 million shares of common stock in an underwritten public offering at a combined price of $1.15 per Unit. We received total net proceeds of $13.9 million from the offering.

We expect to use the net proceeds from these offerings for working capital, the development of next generation new products and general corporate purposes. The Company may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises. However, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions.

We believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund our operations and capital expenditure and provide adequate working capital for the next twelve months.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our Revolving Facility with Heritage Bank will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of June 30, 2019, most of our cash and cash equivalents were invested in the money market account of Heritage Bank. As of June 30, 2019, our interest-bearing debt consisted of $230,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 7 and 8 to the Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $1.1 million and $656,000 as of June 30, 2019 and December 30, 2018, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018
Net cash used in operating activities	$(5,970)	$(7,473)
Net cash used in investing activities	(503)	(95)
Net cash provided by financing activities	8,161	13,856

Net cash used in operating activities

For the six months ended June 30, 2019, net cash used in operating activities was $6.0 million, which was primarily due to the net loss of $8.1 million, adjusted for non-cash charges of $2.1 million. Non-cash charges consisted primarily of stock-based compensation of $1.7 million, depreciation, amortization of property, equipment, intangible assets, and right of use lease assets, and a write-down of inventory. Cash outflows from changes in operating assets and liabilities were offset by an equal amount of cash inflows from the operating assets and liabilities.

For the six months ended July 1, 2018, net cash used in operating activities was $7.5 million, which was primarily due to the net loss of $7.5 million, adjusted for non-cash charges of $1.7 million and cash outflows from changes in operating assets and liabilities of $1.7 million. Non-cash charges consisted primarily of stock-based compensation of $911,000, depreciation, amortization of property, equipment, and intangible assets, and write-down of inventory. The primary drivers of outflows in operating assets and liabilities relates to an increase of accounts receivable, inventory and other assets of $2.2 million, which was partially offset by an increase of trade payable and accrued liabilities.

Net cash used in investing activities

For the six months ended June 30, 2019 cash used in investing activities was $503,000, which was primarily attributable to the leasehold improvements and computer equipment at the new office premises.

For the six months ended July 1, 2018 cash used in investing activities was $95,000, which was primarily attributable to purchase of computers for employees and IT department.

Net cash provided by financing activities

For the six months ended June 30, 2019 cash provided by financing activities was $8.2 million, primarily attributable to the net proceeds from the issuance of 18.4 million shares of common stock issued in June 2019, and net proceeds from the issuance of common stock under our equity plans. These inflows were partially offset by scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

For the six months ended July 1, 2018, cash provided by financing activities was $13.9 million, primarily attributable to the net proceeds from the issuance of 13.5 million shares of common stock and 5.4 million stock warrants in May 2018. These inflows were partially offset by the scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three and six-month period ended June 30, 2019. Our Revolving Facility will expire in September 2020 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants before the expiration of the Revolving Facility may restrict our access to any additional cash draws from the Revolving Facility and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

As of June 30, 2019, the Company had purchase obligations of $1.3 million for the purchase of wafer and finished goods inventory and other goods and services. the Company recognized right-of-use assets of approximately $1.7 million and lease liability of approximately $1.7 million relating to the new operating leases signed for the premises of its headquarters in San Jose and its subsidiary SensiML in Oregon.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended for the fiscal year ended December 30, 2018 for a description of our contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the second quarter of 2019 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19% and 27% of total operating expenses for the first six months of 2019 and 2018, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $214,000 in the first six months of 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	August 9, 2019	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)