Form 10-Q
period 2019-09-29
QUICKLOGIC Corp
filed 2019-11-08
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2019

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

Yes  [ ]    No  [x]

As of November 1, 2019, there were 116,558,521 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

SEPTEMBER 29, 2019

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,722	$26,363
Restricted cash	100	100
Accounts receivable, net of allowances for doubtful accounts of $0 and $0	1,259	2,209
Inventories	3,378	3,836
Other current assets	1,506	1,775
Total current assets	30,965	34,283
Property and equipment, net	1,033	1,449
Right of use assets	2,170	—
Intangible assets	1,045	—
Goodwill	282	—
Other assets	306	354
TOTAL ASSETS	$35,801	$36,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,004	1,488
Accrued liabilities	1,474	1,903
Lease liabilities-current	662	316
Total current liabilities	18,140	18,707
Long-term liabilities:
Lease liabilities-non-current	1,423	108
Other long-term liabilities	—	16
Total liabilities	19,563	18,831
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 116,556 and 95,513 shares issued and outstanding as of September 29, 2019 and December 30, 2018, respectively	116	95
Additional paid-in capital	296,317	284,974
Accumulated deficit	(280,195)	(267,814)
Total stockholders' equity	16,238	17,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,801	$36,086

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$2,158	$3,510	$7,439	$9,396
Cost of revenue	1,117	1,767	3,397	4,734
Gross profit	1,041	1,743	4,042	4,662
Operating expenses:
Research and development	3,139	2,461	9,596	7,526
Selling, general and administrative	2,095	2,509	6,881	7,680
Total operating expenses	5,234	4,970	16,477	15,206
Loss from operations	(4,193)	(3,227)	(12,435)	(10,544)
Interest expense	(63)	(21)	(270)	(77)
Interest income and other (expense), net	55	17	153	26
Loss before income taxes	(4,201)	(3,231)	(12,552)	(10,595)
Provision for (benefit from) income taxes	70	29	(171)	119
Net loss	$(4,271)	$(3,260)	$(12,381)	$(10,714)
Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	116,387	94,725	104,173	87,040

Note: Net loss equals to comprehensive loss for all the period presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(12,381)	$(10,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	980
Stock-based compensation	2,490	1,427
Write-down of inventories	80	206
Write-off of equipment	2	5
Tax benefit from acquisition	(282)	—
Changes in operating assets and liabilities:
Accounts receivable	950	(301)
Inventories	378	(736)
Other assets	304	(59)
Trade payables	(492)	(232)
Accrued liabilities and deferred revenue	(683)	562
Other long-term liabilities	(16)	33
Net cash used in operating activities	(8,750)	(8,829)
Cash flows from investing activities:
Capital expenditures for property and equipment	(599)	(112)
Cash received from business acquisition	20	—
Net cash used in investing activities	(579)	(112)
Cash flows from financing activities:
Payment of finance lease obligations	(283)	(329)
Proceeds from line of credit	32,000	21,000
Payment of line of credit	(32,000)	(18,000)
Proceeds from issuance of common stock	9,439	15,859
Stock issuance costs	(1,181)	(1,638)
Taxes for net issuance of stock awards	(287)	(259)
Net cash provided by financing activities	7,688	16,633
Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,641)	7,692
Cash, cash equivalents and restricted cash at beginning of period	26,463	16,527
Cash, cash equivalents and restricted cash at end of period	$24,822	$24,219

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	For the three and nine months ended September 29, 2019
	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 30, 2018	95,513	$95	$284,974	$(267,814)	$17,255
Common stock issued under stock plans and employee stock purchase plan	1,676	2	738	—	740
Stock-based compensation	—	—	951	—	951
Net loss	—	—	—	(3,476)	(3,476)
Balance at March 31, 2019	97,189	97	286,663	(271,290)	15,470
Common stock issued under stock plans and employee stock purchase plan	532	1	209	—	210
Common stock offering, net of issuance costs	18,400	18	8,007	—	8,025
Stock-based compensation	—	—	791	—	791
Net loss	—	—	—	(4,634)	(4,634)
Balance at June 30, 2019	116,121	116	295,670	(275,924)	19,862
Common stock issued under stock plans and employee stock purchase plan	435	—	(94)	—	(94)
Common stock offering issuance costs	—	—	(6)	—	(6)
Stock-based compensation	—	—	747	—	747
Net loss	—	—	—	(4,271)	(4,271)
Balance at September 29, 2019	116,556	$116	$296,317	$(280,195)	$16,238

	For the three and nine months ended September 30, 2018
	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	80,536	$80	$268,833	$(254,035)	$14,878
Common stock issued under stock plans and employee stock purchase plan	91	—	(47)	—	(47)
Stock-based compensation	—	—	432	—	432
Net loss	—	—	—	(3,970)	(3,970)
Balance at April 1, 2018	80,627	80	269,218	(258,005)	11,293
Common stock issued under stock plans and employee stock purchase plan	434	—	233	—	233
Common stock offering, net of issuance costs	13,514	14	13,889	—	13,903
Stock-based compensation	—	—	479	—	479
Net loss	—	—	—	(3,484)	(3,484)
Balance at July 1, 2018	94,575	94	283,819	(261,489)	22,424
Common stock issued under stock plans and employee stock purchase plan	347	1	(130)	—	(129)
Stock-based compensation	—	—	516	—	516
Net loss	—	—	—	(3,260)	(3,260)
Balance at September 30, 2018	94,922	$95	$284,205	$(264,749)	$19,551

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation, or QuickLogic or the Company, was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers, or OEMs to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things, or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip, or SoC, semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs. The Company’s wholly owned subsidiary, SensiML Corporation, or SensiML, provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property, or IP plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 30, 2018, which was filed with the Securities and Exchange Commission, or SEC, on March 15, 2019, as amended. Operating results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2019 and for 2018 ended on September 29, 2019 and September 30, 2018, respectively.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance leases, bank lines of credit and cash flows from operations. As of September 29, 2019, the Company's principal sources of liquidity consisted of cash and cash equivalents and restricted cash of $24.8 million, including $15.0 million drawn down from its revolving line of credit, or Revolving Facility with Heritage Bank of Commerce, or Heritage Bank. On November 6, 2019 the Company entered into a First Amendment to the Revolving Facility with Heritage Bank to extend the maturity date for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

On June 21, 2019, the Company closed its underwritten public offering of 18.4 million shares of common stock, $0.001 par value per share at a price of $0.50 per share, which included 2.4 million shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds of approximately $8.0 million, after deducting underwriting commissions and other offering-related expenses.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with the Heritage Bank, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2021, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of long-lived assets including mask sets, valuation of goodwill and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 2 — Significant Accounting Policies

During the nine-month period ended September 29, 2019, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 30, 2018, except for the new accounting standards adopted during the nine months of 2019. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended. For a discussion of the new accounting standards adopted during the nine months of 2019, see “New Accounting Pronouncements” and “Leases” below.

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

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, a performance obligation is satisfied.

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

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

In accordance with ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of March 31, 2019, with no material impact to its Consolidated Statements of operations. As of September 29, 2019, the Company’s right-of-use assets was approximately $2.2 million and lease liability was approximately $2.1 million as presented on the Company’s Consolidated Balance Sheet. See Note 8 to the Unaudited Consolidated Financial Statements for more details.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. Goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Furthermore, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this guidance effective December 31, 2018 for goodwill impairment test, which will be performed annually on December 1st . The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). The new standard allows to insert the SEC’s interpretive guidance from Staff Accounting Bulletin, or SAB, No.118, into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019. The Company completed its SAB No.118 analysis with no material impact to the consolidated financial statements.

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

Recently issued accounting pronouncements not yet adopted:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. The effective date for all entities is for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementations Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under the new standard, implementations costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortizations expenses. The effective date for public companies is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2021. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

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

For the three and nine months ended September 29, 2019 and September 30, 2018, 7.8 million and 7.0 million of common shares associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding, respectively. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 5.4 million shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the three and nine months ended September 29, 2019 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of September 29, 2019, and December 30, 2018 (in thousands):

	September 29, 2019	December 30, 2018
Inventories:
Raw materials	$191	$—
Work-in-process	2,535	3,120
Finished goods	652	716
	$3,378	$3,836
Property and equipment:
Equipment	$10,703	$10,607
Software	1,790	2,788
Furniture and fixtures	35	42
Leasehold improvements	474	712
	13,002	14,149
Less: Accumulated depreciation and amortization	(11,969)	(12,700)
	$1,033	$1,449

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

The results of operations for the Company for the three and nine months ended September 29, 2019 include operating activity for SensiML since its acquisition date of January 3, 2019. For the nine months ended September 29, 2019, revenues attributable to SensiML included in the condensed consolidated statement of operations were not significant. For the three and nine months ended September 29, 2019, charges of $37,000 and $111,000, respectively, were attributable to the amortization of purchased intangible assets were included in the statements of operations for respective periods. Deal costs associated with the acquisition were $104,000 for the nine months period ended September 29, 2019. Deal costs were included in general and administrative expenses in the Company’s consolidated results of operations.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Intangible assets associated with the acquisition is primarily attributable to the future technology, market presence and knowledgeable and experienced workforce. The fair value assigned to identifiable intangible assets acquired was determined using the income approach taking into account the Company’s consideration of a number of inputs, including an independent third-party analysis that was based upon estimates and assumptions provided by the Company. These estimates and assumptions were determined through established and generally accepted valuation techniques. The estimated fair value of the tangible and intangible assets acquired was allocated at SensiML’s acquisition date. Goodwill is not amortized for financial accounting purposes and is not expected to be deductible for income tax purposes.

The Stock Purchase Agreement contains customary representations and warranties between the Company and SensiML, who agreed to indemnify each other for certain breaches of representations, warranties, covenants and other specified matters. Approximately $200,000 in value of the Company’s common stock of the purchase price was placed in escrow as security for post-closing working capital adjustments. Escrow period ends at the close of the business day on January 2, 2020.

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML during the nine month period ended September 29, 2019 (in thousands):

	September 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(72)	$887
Customer relationships	81	(30)	51
Trade names and trade marks	116	(9)	107
Total acquired identifiable intangible assets	$1,156	$(111)	$1,045

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives as of September 29, 2019 (in thousands):

Amount
Annual Fiscal Years
2019 (remaining period)	$38
2020	148
2021	107
2022	107
2023	107
Thereafter	538
Total	$1,045

Note 7 — Debt Obligations

Revolving Line of credit

On September 28, 2018, the Company entered into a Loan and Security Agreement or Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility with aggregate commitments of $9,000,000. Pursuant to the Loan Agreement, the Revolving Facility will bear interest at a rate equal to half percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires the Company to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

On November 6, 2019 the Company entered into a First Amendment to the Amended and Restated Loan Agreement to extend the maturity date of the Revolving Facility for one year through September 28, 2021. Under this amendment, the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

For the three and nine months ended September 29, 2019, the Revolving Facility bear interest at a rate equal to half percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank. As of September 29, 2019 and December 30, 2018, the Company had $15.0 million of revolving debt outstanding with an interest rates of 5.5% and 6.0% per annum, respectively. On October 1, 2019, the Company repaid $9.0 million of its outstanding debt under the Revolving Facility with Heritage Bank.

Note 8 — Leases

The Company entered into operating leases for office space for its headquarter, domestic and foreign subsidiaries and sales offices. Finance leases are primarily engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. During the nine months ended September 29, 2019, the Company recognized right-of-use assets of approximately $2.2 million and lease liability of approximately $2.1 million relating to the operating leases signed for the premises of its headquarters in San Jose, its San Diego office and its subsidiary SensiML in Oregon. The Company exited Sunnyvale premises lease in July 2019.

The following table provides the activity related to operating and finance leases (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Rent expenses relating to operating leases:
Fixed	$186	$596
Variable	—	—
Short term	6	33
Total	192	629
Finance lease amortization costs:
Amortization of ROU asset	91	273
Interest	3	14
Total	$94	$287

The following table provides the details of supplemental cash flow information (in thousands):

Nine Months Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$633
Operating cash flows used for finance leases	20
Financing cash flows used for financing leases	283
Total	$936
Right-of-use assets obtained in exchange for obligations:
Operating leases	$1,920
Finance leases	250
Total	$2,170

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The following table provides the details of right-of-use assets and lease liabilities as of September 29, 2019 (in thousands):

September 29, 2019
Right-of-use assets:
Operating leases	$1,920
Finance leases	250
Total	$2,170
Lease liabilities:
Operating leases	1,944
Finance leases	141
Total	$2,085

The following table provided the details of future lease payments for operating and finance leases as of September 29, 2019 (in thousands):

Annual Fiscal Years	Operating	Finance
2019 (Remaining period)	$157	$86
2020	611	63
2021	494	—
2022	409	—
2023	421	—
Thereafter	106	—
Total lease payments	2,198	149
Less: Interest	(254)	(8)
Present value of lease liabilities	$1,944	$141

The following table provides the details of lease terms and discount rates as of September 29, 2019:

September 29, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	4.00
Finance leases	0.44
Weighted-average discount rates:
Operating leases	5.99%
Finance leases	6.89%

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

Our cash and cash equivalents include money market account balance of $23.9 million and money market funds of $262,000 as of September 29, 2019 and December 30, 2018, respectively. Investment in money market funds was classified within level 1 of the fair value hierarchy because they were valued using quoted market prices for identical assets. Fair value of the money market account balance with Heritage Bank equals to book value.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 10 — Stockholders' Equity

Common Stock and Preferred Stock

As of September 29, 2019, the Company was authorized to issue 200 million shares of common stock and had 10 million shares of authorized but unissued shares of preferred stock. Without any further vote or action by the Company's stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

On June 21, 2019, the Company closed an underwritten public offering of 18.4 million shares of common stock, $0.001 par value per share at a price of $ 0.50 per share, which included 2.4 million shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses paid as of the third quarter of 2019.

On March 15, 2019, the Company filed a shelf registration statement on Form S-3, under which the Company may, from time to time, sell securities in one or more offerings up to a total amount of $75 million. The Company’s shelf registration statement was declared effective on March 29, 2019.

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

Note 11 — Employee Stock Plans

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 stock Plan, or the 2009 Plan. Under the 2019 Plan, 5,000,000 shares of common stock are available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder. The remaining balance of available shares under the 2009 Plan of 4,186,979 were cancelled as of April 24, 2019. As of September 29, 2019, approximately 4.0 million shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

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

As of September 29, 2019, approximately 873,000 shares of the Company’s common stock were reserved for issuance under the 2009 ESPP. On May 6, 2019, the Board of Directors approved the extension of the term of the 2009 ESPP to March 5, 2029, which also requires the stockholders’ ratification within 12 months of the approval by the Board of Directors. The Company plans to submit the extension of the term of the 2009 ESPP for our stockholders to ratify in the next annual general meeting, if not sooner.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 12 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended September 29, 2019 and September 30, 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of revenue	$15	$30	$59	$99
Research and development	521	220	1,708	610
Selling, general and administrative	212	266	723	718
Total costs and expenses	$748	$516	$2,490	$1,427

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and nine-month periods ended September 29, 2019 and September 30, 2018.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan and 2009 Plan during the nine months ended September 29, 2019 (in thousands):

	Shares Available for Grants
	2019 Plan	2009 Plan
Balance at December 30, 2018	—	6,760
Authorized	5,000	—
RSUs granted	(1,261)	(3,355)
RSUs forfeited or expired	198	762
Options forfeited	15	20
Plan shares expired	—	(4,187)
Balance at September 29, 2019	3,952	—

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the nine months ended September 29, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 30, 2018	3,201	$2.18
Forfeited or expired	(580)	1.70
Exercised	(4)	0.78
Balance outstanding at September 29, 2019	2,617	$2.29	3.70	$—
Exercisable at September 29, 2019	2,433	$2.40	3.46	$—
Vested and expected to vest at September 29, 2019	2,603	$2.30	3.69	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $0.35 as of September 29, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The total intrinsic value of options exercised during the three months ended September 29, 2019 and September 30, 2018 was approximately $0 and $5,000, respectively. The total intrinsic value of options exercised during the nine months ended September 29, 2019 and September 30, 2018 was approximately $0 as the stock price was lower than exercise price and $5,000, respectively. Total cash received from employees as a result of employee stock option exercises during the nine months ended September 29, 2019 and September 30, 2018 was approximately $3,600 and $5,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position. Total stock-based compensation related to stock options was approximately $24,000 and $30,000 for the three months ended September 29, 2019 and September 30, 2018, respectively, and approximately $73,000 and $102,000 for the nine months ended September 29, 2019 and September 30, 2018, respectively.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was approximately $724,000 and $435,000 for the three months ended and approximately $2.4 million and $1.2 million for nine months ended September 29, 2019 and September 30, 2018, respectively. As of September 29, 2019 and September 30, 2018, there was approximately $2.7 million and $2.1 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.7 years.

A summary of activity for the Company's RSUs for the nine months ended September 29, 2019 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 30, 2018	2,570	$1.23
Granted	4,615	0.81
Vested	(1,552)	0.64
Forfeited	(415)	—
Nonvested at September 29, 2019	5,218	$1.10

Employee Stock Purchase Plan

As of September 29, 2019, 873,000 shares remained available for issuance under the 2009 ESPP. For the three months ended September 29, 2019 and September 30, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of approximately $0 and $51,000, respectively. For the nine months ended September 29, 2019 and September 30, 2018, the Company recorded stock-based compensation expense related to the 2009 ESPP of approximately $60,000 and $168,000, respectively. The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the third quarter ended September 29, 2019 and September 30, 2018, was $0 and $0.47, respectively, per right, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Expected term (months)	—	6.00	6.00	6.00
Risk-free interest rate	—	2.09%	2.40%	2.09%
Volatility	—	44.76%	53.77%	44.76%
Dividend yield	—	—	—	—

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

As of September 29, 2019, there was no unrecognized stock-based compensation expense relating to the Company's 2009 ESPP. ESPP grants were suspended until the extension of the term of 2009 ESPP is ratified by the stockholders in the annual general meeting to be held in 2020.

Note 13 — Income Taxes

The Company recorded a net income tax expense of approximately $70,000 and $29,000 for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018 the Company recorded a net income tax benefit of approximately $171,000 and tax expense of $119,000 respectively. A majority of the income tax expense for the third quarters of 2019 and 2018 and nine months ended September 29, 2019 and September 30, 2018 relates to the Company's foreign subsidiaries, which are cost-plus entities. Income tax benefit for the nine months ended September 29, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carry forwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of September 29, 2019. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of September 29, 2019 and December 30, 2018, which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue by product line (1):
New products	$1,015	$1,523	$2,413	$4,404
Mature products	1,143	1,987	5,026	4,992
Total revenue	$2,158	$3,510	$7,439	$9,396

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue by geography:
Asia Pacific (1)	$528	$1,737	$2,496	$4,030
North America (2)	1,518	1,370	3,747	4,409
Europe	112	403	1,196	957
Total revenue	$2,158	$3,510	$7,439	$9,396

(1)

Asia Pacific includes revenue from Japan of $510,000, or 24% of total revenue for the quarter ended September 29, 2019, and revenue from China of $842,000, or 24% of total revenue, for the quarter ended September 30, 2018. For the nine months ended September 29, 2019 and September 30, 2018, revenue from Japan was $1.3 million, or 17% and $1.2 million or 13% of total revenue, respectively. Revenue from China was $1.4 million, or 15% of total revenue for the nine months ended September 30, 2018, respectively.

(2)

North America includes revenue from the United States of $1.4 million, or 67% of total revenue, and $1.4 million, or 39% of total revenue, for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018 revenue from the United States was $3.6 million, or 49% of total revenue, and $4.3 million, or 46% of total revenue, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Distributor "A"	55%	29%	43%	33%
Distributor "C"	*	*	10%	*
Distributor "E"	11%	*	*	*
Distributor "G"	*	11%	12%	*
Distributor "I"	*	13%	*	*
Customer "G"	*	17%	*	12%
Customer "B"	17%	12%	14%	12%
Customer "F"	11%	*	*	*
Customer "I"	*	10%	11%	*
Customer "J"	10%	*	*	12%
Customer "K"	*	13%	*	*
Customer "N"	14%	*	*	*

QUICKLOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 29, 2019	December 30, 2018
Distributor "A"	42%	35%
Distributor "E"	18%	*
Distributor "G"	*	10%
Distributor "J"	20%	*
Customer "M"	*	23%

_______________

*	Represents less than 10% of revenue and accounts receivable as of the date presented.

As of September 29, 2019, 11% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of September 29, 2019, and December 30, 2018, the Company had $74,000 and $22,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of September 29, 2019, total outstanding purchase obligations for other goods and services were $795,000, all of which were due within the next twelve months.

Note 16 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of September 29, 2019, the Company was not involved in any litigation.

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

On January 3, 2019, we acquired all of SensiML’s issued and outstanding common stock in exchange for the Company’s Common Stock. SensiML operates as one of our divisions, and will continue to develop, expand, and optimize its platform-independent software solutions to support SoCs from other semiconductor companies as well as our SoCs, QuickAI™ Platforms and licensees of our ArcticPro™ eFPGA IP.

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

Our ArcticPro eFPGA IP is currently developed on 65nm, 40nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by us. We believe this flow enables a scalable support model for us.

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

During the third quarter of 2019, we generated total revenue of $2.2 million, which represents an increase of 3% compared to the second quarter of 2019 and represents a decrease of 39% compared to the third quarter of 2018. Our new product revenue in the third quarter was $1.0 million, an increase of 43% from the prior quarter and a decrease of 33% from the third quarter of 2018. Our mature product revenue was $1.1 million in the third quarter of 2019, which represents a decrease of 17% from the prior quarter and 42% compared to the third quarter of 2018. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $4.3 million for the third quarter of 2019, an increase of 31% compared with the third quarter of 2018 and a decrease of 8% compared with the second quarter of 2019. The increase compared with the third quarter of 2018 was primarily due to the SensiML acquisition and decrease in overall revenue. Net loss includes operating expenses relating to the new subsidiary, SensiML, of $729,000 and $2.1 million for the three and nine months ended September 29, 2019, respectively.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill and intangible assets, including the estimate of related useful lives, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended September 29, 2019, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended, except for the new accounting standards adopted in the first quarter of 2019 as described in Note 2 to the condensed consolidated financial statements as of and for the three and nine months ended September 29, 2019, and except for our estimates relating to goodwill and intangible assets associated with the acquisition of SensiML on January 3, 2019, as described in Note 5 to the condensed consolidated financial statements as of and for the three and nine months ended September 29, 2019. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 29, 2019 for the details of the newly adopted accounting standards and acquisition of SensiML.

The Company adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases. In accordance with the adoption of ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheets as of and for the three months ended March 31, 2019, with no material impact to its Consolidated Statements of Operations. As of September 29, 2019, the Company has right-of-use assets of approximately $2.2 million and lease liability of approximately $2.1 million on the Company’s Consolidated Balance Sheet. See Notes 2 and 8 to the Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 29, 2019 for the details.

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

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	52%	50%	46%	50%
Gross profit	48%	50%	54%	50%
Operating expenses:
Research and development	146%	70%	129%	80%
Selling, general and administrative	97%	71%	92%	82%
Loss from operations	(195)%	(91)%	(167)%	(112)%

Interest expense	(3)%	(1)%	(4)%	(1)%
Interest income and other (expense), net (1)	3%	—%	2%	—%
Loss before income taxes	(195)%	(92)%	(169)%	(113)%
Provision for income taxes	3%	1%	(2)%	1%
Net loss	(198)%	(93)%	(167)%	(114)%

(1)	Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended September 29, 2019 Compared to Three Months Ended September 30, 2018

Revenue

The table below sets forth the changes in revenue for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,015	47%	$1,523	43%	$(508)	(33)%
Mature products	1,143	53%	1,987	57%	(844)	(42)%
Total revenue	$2,158	100%	$3,510	100%	$(1,352)	(39)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The net decrease of $508,000 in the revenue of new products was primarily due to a decrease in display bridge solutions, which were not fully offset by other new products. The $844,000 decrease in the revenue of mature products was primarily due to lower shipments to military and aviation sectors.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 29, 2019 as compared to the three months ended September 30, 2018 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,158	100%	$3,510	100%	$(1,352)	(39)%
Cost of revenue	1,117	52%	1,767	50%	(650)	(37)%
Gross profit	$1,041	48%	$1,743	50%	$(702)	(40)%

In the third quarter of 2019, $702,000 or 2%  gross profit margin percentage was lower as compared to the same quarter in the prior year, primarily due to a decrease of higher gross margin mature products, which was partially offset by a decrease of lower margin Display Bridge revenue. The sale of previously reserved inventory was $31,000 and $77,000 in the third quarters of 2019 and 2018, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$3,139	146%	$2,461	70%	$678	28%
SG&A expense	2,095	97%	2,509	71%	(414)	(17)%
Total operating expenses	$5,234	243%	$4,970	141%	$264	5%

Research and Development

Our Research and Development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with sensor processing and algorithm development, programmable logic design, SoC software, QuickAI, and eFPGA development. The $678,000 increase in R&D expenses in the third quarter of 2019, as compared to the third quarter of 2018, was primarily attributable to the expanded R&D operations due to the acquisition of SensiML.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $414,000 decrease in SG&A expenses in the third quarter of 2019, as compared to the third quarter of 2018 was primarily attributable to lower facility costs, headcount and outside services.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended September 29, 2019 as compared to the three months ended September 30, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29, 2019	September 30, 2018	Amount	Percentage
Interest expense	$(63)	$(21)	$(42)	200%
Interest income and other (expense), net	55	17	38	224%
	$(8)	$(4)	$(4)	100%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the interest earned on our money market account and short-term investments on surplus cash in the Money Market Funds.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended September 29, 2019 as compared to the three months ended September 30, 2018 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29, 2019	September 30, 2018	Amount	Percentage
Provision for income taxes	$70	$29	$41	141%

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

Nine Months Ended September 29, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

The table below sets forth the changes in revenue for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$2,413	32%	$4,404	47%	$(1,991)	(45)%
Mature products	5,026	68%	4,992	53%	34	1%
Total revenue	$7,439	100%	$9,396	100%	$(1,957)	(21)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and Software revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $2.0 million decrease in the revenue of new products was primarily due to decreased shipment of connectivity and display bridge products, which was partially offset by eFPGA IP license revenue recognized in the first nine months of 2019. The revenue from mature products was higher by $34,000 compared with the same period of the prior year.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$7,439	100%	$9,396	100%	$(1,957)	(21)%
Cost of revenue	3,397	46%	4,734	50%	(1,337)	(28)%
Gross profit	$4,042	54%	$4,662	50%	$(620)	(13)%

The 4% increase in gross margin percentage was primarily due to a favorable new product mix including SensiML SaaS and eFPGA license revenue in the first nine months of 2019 compared to the first nine months of 2018. The sale of previously reserved inventory was $95,000 and $180,000 in the first nine months of 2019 and 2018, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2019		September 30, 2018		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$9,596	129%	$7,526	80%	$2,070	28%
SG&A expense	6,881	93%	7,680	82%	$(799)	(10)%
Total Operating Expenses	$16,477	222%	$15,206	162%	$1,271	8%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with, sensor processing and algorithm development, programmable logic design, SoC software, QuickAI and eFPGA development. The $2.1 million increase in R&D expenses in the first nine months of 2019, as compared to the first nine months of 2018 was primarily attributable to the addition of personnel acquired as a result of the acquisition of SensiML as well as additional expenses associated with QuickAI and SoC roadmap development.

Selling, General and Administrative Expense

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $799,000 decrease in SG&A expenses in the first nine months of 2019, as compared to the first nine months of 2018, was primarily due to a decrease of facility costs, compensation-related costs, including stock-based compensation expenses, consulting services expenses.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the nine months ended September 29, 2019 as compared to the nine months ended September 29, 2018 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 29, 2019	September 30, 2018	Amount	Percentage
Interest expense	$(270)	$(77)	$(193)	251%
Interest income and other (expense), net	153	26	127	488%
	$(117)	$(51)	$(66)	129%

Interest expense relates primarily to the Company's line of credit facility. Interest income relates to the interest earned on our money market account and short-term investments on surplus cash in the money market funds.

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 29, 2019	September 30, 2018	Amount	Percentage
(Benefit from) / provision for income taxes	$(171)	$119	$(290)	(244)%

Income tax benefit for the nine months ended September 29, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries. A majority of the income tax expense for the nine months ended September 30, 2018 relates to the Company's foreign subsidiaries, which are cost-plus entities.

As of September 29, 2019, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, finance leases, a revolving line of credit and cash flows from operations. As of September 29, 2019, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $24.8 million, including $15.0 million line of credit with Heritage Bank. The previous line of credit facility with Silicon Valley Bank, which matured on September 24, 2018, was fully paid off in July 2018.

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility with aggregate commitments of $9,000,000. Pursuant to the Loan Agreement, the Revolving Facility will bear interest at a rate equal to half percentage point (0.50%) above the variable rate of interest, per annum, that appears in The Wall Street Journal from time to time, whether or not such announced rate is the lowest rate available from Heritage Bank.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires us to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. We were in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. As of September 29, 2019, we had $15.0 million of outstanding revolving line of credit with an interest rate of 5.5%. We repaid $9.0 million of Heritage line of credit in October 2019, which is available for draw down.

On November 6, 2019 the Company entered into a First Amendment to the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date of the Revolving Facility for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

On June 21, 2019, the Company closed its underwritten public offering of 18.4 million shares of common stock, $0.001 par value per share at a price of $ 0.50 per share, which included 2.4 million shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The company received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses. See Note 10 to the Condensed Consolidated Financial Statements for the details.

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

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our Revolving Facility with Heritage Bank will expire in September 2021 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of September 29, 2019, most of our cash and cash equivalents were invested in the money market account of Heritage Bank. As of September 29, 2019, our interest-bearing debt consisted of $141,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 7 and 8 to the Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $647,000 and $656,000 as of September 29, 2019 and December 30, 2018, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Net cash used in operating activities	$(8,750)	$(8,829)
Net cash used in investing activities	(579)	(112)
Net cash provided by financing activities	7,688	16,633

Net cash used in operating activities

For the nine months ended September 29, 2019, net cash used in operating activities was $8.8 million, which was primarily due to the net loss of $12.4 million, adjusted for non-cash charges of $3.2 million. Non-cash charges consisted primarily of stock-based compensation of $2.5 million. Other non-cash charges were depreciation, amortization of property, equipment, intangible assets, and right of use lease assets, and a write-down of inventory. Cash inflows from changes in operating assets and liabilities were $1.6 million, which were offset by cash outflows of $1.2 million.

For the nine months ended September 30, 2018, net cash used in operating activities was $8.8 million, which was primarily due to the net loss of $10.7 million, adjusted for non-cash charges of $2.6 million and cash outflows from changes in operating assets and liabilities of $733,000. Non-cash charges consisted primarily of stock-based compensation of $1.4 million, depreciation, amortization of property, equipment, and intangible assets of $980,000 and inventory write-down. Cash outflows from changes in operating assets and liabilities were $1.3 million, which were offset by cash inflows of $595,000.

Net cash used in investing activities

For the nine months ended September 29, 2019 cash used in investing activities was $579,000, which was primarily attributable to capital expenditure relating to leasehold improvements and computer equipment at the new office premises.

For the nine months ended September 30, 2018 cash used in investing activities was $112,000, which was primarily attributable to purchase of computers for employees, production and the IT department.

Net cash provided by financing activities

For the nine months ended September 29, 2019, cash provided by financing activities was $7.7 million, primarily attributable to the net proceeds of $8.0 million from the issuance of 18.4 million shares of common stock issued in June 2019, and net proceeds from the issuance of common stock under our equity plans. These inflows were partially offset by scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

For the nine months ended September 30, 2018, cash provided by financing activities was $16.6 million, primarily attributable to the net proceeds of $14.2 million from the issuance of 13.5 million shares of common stock and 5.4 million stock warrants in May 2018 and proceeds from the Revolving Facility with Heritage bank. These inflows were partially offset by repayment of line of credit balance with Silicon valley bank, the scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

We currently use our cash to fund capital expenditures and operations. Based on past operating performance and current annual operating plans, we believe that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures, and provide adequate working capital for the next twelve months from the date the unaudited condensed consolidated financial statements as of and for the three and nine-month period ended September 29, 2019. Our Revolving Facility will expire in September 2021 and we would need to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants before the expiration of the Revolving Facility may restrict our access to any additional cash draws from the Revolving Facility and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

As of September 29, 2019, the Company had purchase obligations of $869,000 for the purchase of wafer and finished goods inventory and other goods and services. As of September 29, 2019 the Company recognized right-of-use assets of approximately $2.2 million and lease liability of approximately $2.1 million relating to the operating leases signed for the premises of its headquarters in San Jose, San Diego Office and its subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the third quarter of 2019 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19% and 27% of total operating expenses for the first nine months of 2019 and 2018, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $314,000 in the first nine months of 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 29, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None. See Note 16 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our 2018 Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on March 15, 2019, as amended, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

We have entered and will continue to enter into strategic licensing and collaborative partnerships and relationships with third parties. The anticipated benefits of these partnerships and relationships may never materialize and these partnerships and relationships may instead disrupt our business and harm our financial condition.

We have entered into strategic licensing and collaborative partnerships and relationships with third parties (such as SiFive) and will continue to enter into such partnerships and relationships with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies, as well as other technologies which can be used to add to the differentiation of our emerging products, on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have written down a portion or all of our investment. The arrangements with some third parties contain conditions and contingencies (such as a condition to raise a certain amount of capital), and we cannot assure you that we will meet all the conditions under these arrangements. We may end up with owing various obligations and commitments to third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of products being developed with third parties. Accordingly, we face increased risk that development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development projects or strategic investment activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations and financial condition. Other challenges and risks presented by use of strategic partnerships include the acquisition of a partner with which we have a strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment.

Rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been three rounds of U.S. tariffs on Chinese goods taking effect in July, August and September 2018, and one round which took effect in May 2019 (some of which prompted retaliatory Chinese tariffs on U.S. goods). Approximately $1.8 million, or 15%, of our total revenues for the year ended December 30, 2018, and $1.1 million, or 15%, of our total revenues in the nine months ended September 29, 2019, consisted of sales of our EOS S3 and FPGA products to both OEMs and ODMs in China. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we derived and expect to continue to derive a significant amount of revenue from China. Imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Loan and Security Agreement with Heritage Bank dated November 6, 2019.
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 8, 2019	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)