Form 10-K
period 2019-12-29
QUICKLOGIC Corp
filed 2020-03-13
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-22671

QUICKLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0188504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2220 Lundy Avenue, San Jose, CA 95131

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(408) 990-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, $0.001 par value	QUIK	The Nasdaq Capital Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019, the registrant’s most recently completed second fiscal quarter, was $63,707,054 based upon the last closing price reported for such date on the Nasdaq Capital Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At March 6, 2020, the registrant had 8,379,038 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on or about April 22, 2020, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

The forward-looking statements contained in this Annual Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (i) the conversion of our design opportunities into revenue; (ii) the commercial and technical success of our new products and our successful introduction of products and solutions incorporating emerging technologies or standards; (iii) our dependence on our relationships with third parties to manufacture our products and solutions; (iv) our dependence upon single suppliers to fabricate and assemble our products; (v) the liquidity required to support our future operating and capital requirements; (vi) our ability to accurately estimate quarterly revenue; (vii) our expectations about market and product trends; (viii) our future plans for partnerships and collaborations; (ix) our dependence upon a few customers for a significant portion of our total revenue; (x) our ability to forecast demand for our products; (xi) our dependence on our international business operations; (xii) our ability to attract and retain key personnel; (xiii) our ability to remain competitive in our industry; (xiv) our ability to achieve the expected benefits from our acquisition of SensiML Corporation; (xv) our ability to protect our intellectual property rights; (xvi) our ability to prevent cyberattacks and protect our data; and (xvii) our ability to handle natural disasters and epidemics, such as the recent outbreak of the COVID-19 virus. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used herein, "QuickLogic", the "Company", "we", "our" and similar terms include QuickLogic Corporation and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

QuickLogic Corporation (the "Company") was founded in 1988 and reincorporated in Delaware in 1999.

(b) Financial Information About Segments

See Item 8, "Financial Statements and Supplementary Data - Note 14 - Information Concerning Product Lines, Geographic Information, Accounts Receivable and Revenue Concentration.”

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative silicon and software platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we are a fabless semiconductor company that develops a full stack platform for artificial intelligence or AI, voice and sensor processing. The platform is based on our embedded FPGA, or eFPGA, intellectual property or IP, low power, multi-core semiconductor system-on-chips or SoCs, and AI software.  Our customers can use our eFPGA IP for hardware acceleration and pre-processing, our SoCs to build their hardware around. The Analytics Toolkit from SensiML Corporation, or SensiML, our wholly-owned subsidiary, provides an end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT.

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an AI software platform that includes Software-as-a-Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new product revenue category.

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

Through the acquisition of SensiML, in January 2019, our core IP also includes the SensiML Analytics Toolkit that enables OEMs to develop AI software for a broad array of resource-constrained time-series sensor endpoint applications. These include a wide range of consumer and industrial sensing applications.

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

Our ArcticPro eFPGA IP are currently developed on 65nm, 40nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners to ensure our eFPGA IP is proven for a given foundry and process node before it is licensed to a SoC company.

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

Recent Developments

On November 26, 2019, shareholders of the Company approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock, at a reverse stock split ratio from 1-for-5 to 1-for-15 (the “Reverse Stock Split”), as determined by the Board of Directors. On December 6, 2019. our Board of Directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-14. The Reverse Stock Split was intended to bring the Company into compliance with the $1.00 minimum average closing share price requirement for continued listing (“Bid Pricing Rule”) on the Nasdaq Capital Market (the “Nasdaq”). On January 9, 2020, the Company received a letter from Nasdaq Stock Market LLC stating that the Company had regained compliance with the Bid Price Rule and it considered the matter closed.

On January 24, 2020, the Company’s Board of Directors approved a restructuring plan to lower the annual operating expenses. The Company expects that the majority of the cost savings will come from personnel reductions, which were implemented across all parts of the Company and geographies. This restructuring plan will result in a reduction of about 33% of the Company's global workforce.

In conjunction with this restructuring plan, the Company estimates it will incur approximately $500,000 to $600,000 of restructuring expenses, which will result in total cash expenditures of approximately $500,000, with the majority coming in the first quarter of fiscal 2020.

Available Information

Our corporate headquarters are located at 2220 Lundy Avenue, San Jose, California 95131. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. Our common stock trades on the Nasdaq under the symbol “QUIK.” Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available at the Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that we file electronically with the SEC are also available on the SEC’s website at www.sec.gov.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2019, 2018 and 2017 refer to the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

Industry Background

Consumer Electronics, or CE, products are a strong growth market for semiconductor products and sensor software algorithms, and the needs of this market bring a unique set of requirements. Three important trends in this market are (i) toward mobile devices, either handheld or worn on the body, (ii) an increasing adoption of sensors, and (iii) devices with wireless connectivity to the cloud. Important industry trends affecting the large market for mobile devices include the need for high bandwidth that enables the same user experience consumers are accustomed to on the personal computer, or PC, such as internet browsing, social networking and streaming video, product miniaturization and the need to increase battery life. Increased local computing power in mobile devices, coupled with more ubiquitous wireless access to the cloud and lower cost sensors has been enabling the development of more intelligent software applications and consumer use cases. Many of these product requirements were, and continue to be, driven by innovations from the Smartphone, Wearables and Hearables solutions that OEMs are launching in conjunction with Google Android and Real-Time operating systems, as well as Apple iPhone, Apple iPad, Apple Watch and Apple Airpods.

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

Markets and Product Technology

We market our solutions primarily to consumer and industrial device OEMs and ODMs. We have complete solutions incorporating our silicon platforms, IPs, software drivers, SensiML Analytics Toolkit and our system architecture expertise. A solution can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market and lower total cost of ownership. We are capable of providing complete solutions because of our investment in developing the low power IP and software required to implement specific functions, along with sensor software algorithms optimized for our architecture. In some cases, we develop the IPs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic and/or software.

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

Third, we develop and integrate innovative IP cores, intelligent data processing IP cores, or standard interfaces used in mobile products. In addition to standards-based IP, we also offer proprietary IP such as:

•	Sensor Processing IPs such as Flexible Fusion Engine, or FFE, Sensor Manager, or Communications Manager;
•	Hardware Acceleration / Processor Offloading IPs such as various digital filter and matrix multiplication functions.

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

Marketing, Sales and Customers

We are a sub-system integrator that monetizes solutions through silicon sales, eFPGA IP licensing and SensiML Analytics Toolkit subscriptions and per unit royalties. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware and sensor algorithmic differentiation quickly, cost-effectively and at low power. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

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

We sell our products through a network of sales managers in North America, Europe and Asia. In addition to our corporate headquarters in San Jose, California, we have international sales operations in China, Japan, Taiwan, South Korea and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts, and managing our channel sales partners such as distributors.

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of seventeen distributors and sales representative throughout Europe and Asia to support our international business.

We also have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Two of our customers represented 13% and 10% of our total revenue for the year ended December 29, 2019 and three of our customers represented 12%, 10% and 10% for the year ended December 30, 2018, respectively. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 14 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our semiconductor products and solutions. Our semiconductor competitors include: (i) suppliers of ASSPs such as DSP Group; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as Atmel (a subsidiary of  Microchip Technology), ST Microelectronics and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Intel and MicroSemi (a subsidiary of Microchip Technology).

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

Research and Development

We are focused on developing our solutions and platforms. Our solutions combine our silicon platforms with our IPs, software drivers, and other system software, and may include SensiML software for AI applications. Our future success will depend largely on our ability to rapidly develop, enhance and introduce our platform solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 were $12.4 million (120% of revenue), $9.9 million (79% of revenue), and $9.6 million (79% of revenue), respectively. Our research and development expenses for the year ended December 29, 2019 included the expenses of our newly acquired SensiML Corporation.

As of December 29, 2019, our research and development staff consist of 41 employees located in California, India, and Oregon.

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

We currently outsource our wafer manufacturing, primarily to GLOBALFOUNDRIES and Taiwan Semiconductor Manufacturing Company Limited, or TSMC. We outsource our product packaging primarily to Amkor Technology, Inc. and STATS-ChipPAC. GLOBALFOUNDRIES manufactures our EOS S3, EOS S3 LV, and EOS S3AI Sensor Platform in a 40 nm CMOS process, and PolarPro 3E, ArcticLink III VX and BX, and ArcticLink 3 S2 Sensor Hub, in a 65 nm CMOS process. TSMC manufactures our pASIC 3, QuickRAM and certain QuickPCI products, using a 0.35 micron complementary metal oxide semiconductor, or CMOS, process. TSMC also manufactures our Eclipse products on 0.25 micron CMOS process, and other mature products using a 65nm CMOS process on twelve-inch wafers. We purchase products from GLOBALFOUNDRIES, and TSMC on a purchase order basis.

Outsourcing of wafer manufacturing enables us to take advantage of the high volume economies of scale offered by these suppliers. We may establish additional foundry relationships as such arrangements become economically useful or technically necessary.

Employees

On December 29, 2019, we had 81 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold twenty-one active U.S. patents and have two pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted thirteen patents and have five pending applications. Our issued patents expire between 2020 and 2037.

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

Information About Our Executive Officers and Directors

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

The following table sets forth certain information concerning our current executive officers and directors as of March 13, 2020:

Name	Age	Position
Brian C. Faith	45	President and Chief Executive Officer; Director
Suping (Sue) Cheung	56	Chief Financial Officer and Vice President, Finance
Rajiv Jain	59	Vice President, Worldwide Operations
Timothy Saxe	64	Senior Vice President Engineering and Chief Technology Officer
Michael R. Farese	73	Chairman of the Board
Andrew J. Pease	69	Director
Arturo Krueger	80	Director
Daniel A. Rabinovitsj	55	Director
Christine Russell	69	Director
Gary H. Tauss	65	Director

Brian C. Faith joined QuickLogic in June 1996. Mr. Faith has served as our President and Chief Executive Officer since June 2016 after having served as Vice President of Worldwide Marketing and Vice President of Worldwide Sales & Marketing between 2008 and 2016. Mr. Faith during the last 21 years has held a variety of managerial and executive leadership positions in engineering, product line management, marketing and sales. Mr. Faith has also served as the board member of the Global Semiconductor Alliance (GSA), the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S. degree in Computer Engineering from Santa Clara University and was an Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

Suping (Sue) Cheung (Ph.D.) joined QuickLogic in May 2007. Dr. Cheung has served as our Chief Financial Officer, Vice President of Finance, Chief Accounting Officer, and Principal Accounting Officer since May 2015, Corporate Controller from 2007 to 2018. Prior to joining QuickLogic, Dr. Cheung was a Senior Manager of SEC Reporting, Technical Accounting and International Consolidation at Dell SonicWALL from 2006 to 2007 and was the Senior Accounting Manager at VeriFone System, Inc. from 2005 to 2006. Prior to 2005, Dr. Cheung held various senior accounting and financial management roles in both publicly traded and privately held companies. Dr. Cheung began her career with PricewaterhouseCoopers (PWC) where she served as an auditor and as a tax consultant. Dr. Cheung holds a Ph.D. in Business Administration and a Masters in Accounting from the Florida International University in Miami. She is a Certified Public Accountant.

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

We have experienced net losses in the past years and expect such losses to continue through at least the year ending January 3, 2021 as we continue to develop new products, applications and technologies. Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than our mature products due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received on June 21, 2019 from the sale of our equity securities, and the credit line we may be able to draw down from Heritage Bank of Commerce under the  Amended and Restated Loan and Security Agreement dated December 21, 2018 and the first amendment to the Amended and Restated Loan and Security Agreement dated November 6, 2019, by and between our company and Heritage Bank of Commerce, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

A small number of end-customers represented a significant portion our total revenue in our fiscal year ended December 29, 2019. During our fiscal year ended December 29, 2019, two customers accounted for 13% and 10%, respectively, of our total revenue. We expect to maintain this high level of customer concentration as we continue to market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations and financial condition.

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

Our business could be adversely affected by undetected errors or defect in our products.

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

In particular, since we derived in 2019 and expect to continue to derive a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China, such as due to the outbreak of the COVID-19 virus could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of the operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur or persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and the Nasdaq Capital Market have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our board of directors.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee related laws and practices in those foreign countries. Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including potential disruption caused by the COVID-19 virus outbreak first identified in China in December 2019, the United Kingdom’s exit from the European Union, potential changes in immigration policies and tax reform proposals, create a level of uncertainty for multi-national companies. As U.S. companies continue to expand globally, increased complexity exists due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the U.S. corporate tax code. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

Rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in 2018 and 2019, some of which prompted retaliatory Chinese tariffs on U.S. goods. Approximately $1.8 million, or 15%, of our total revenue for the year ended December 30, 2018, and approximately $1.1 million, or 11%, of our total revenue for the year ended December 29, 2019, consisted of sales of our EOS S3 and FPGA products to both OEMs and ODMs in China. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we derived and expect to continue to derive a significant amount of revenue from China. Imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results.

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

We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our acquisition of SensiML Corporation.

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

Our business is subject to political, economic and health risks, natural disasters and other catastrophic events, which could have a material adverse effect on our business operations.

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories, which, in the event of a disaster, could be destroyed. If there is an earthquake or other catastrophic even near our headquarters, our customers’ facilities, our distributors facilities or our suppliers’ facilities, our business could be seriously harmed.

In addition, any catastrophic event, such as the recent COVID-19 virus outbreak first identified in China, the failure of our computer systems or networks, including due to computer viruses, security breaches, war or acts of terrorism, could significantly disrupt our operations. Specifically, any prolonged health threat globally could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. The occurrence of any of these events could also affect our customers, distributors and suppliers and produce similar disruptive effects upon their business, which would likely impact our sales and cause a decline in our revenue.

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

Generally accepted accounting principles in the United States, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq, or the way we conduct our business and subject us to regulatory inquiries or litigation.

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

We have entered into strategic licensing and collaborative partnerships and relationships with third parties and will continue to enter into such partnerships and relationships with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies, as well as other technologies which can be used to add to the differentiation of our emerging products, on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have written down a portion or all of our investment. The arrangements with some third parties contain conditions and contingencies (such as a condition to raise a certain amount of capital), and we cannot assure you that we will meet all the conditions under these arrangements. We may end up with owing various obligations and commitments to third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of products being developed with third parties. Accordingly, we face increased risk that development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development projects or strategic investment activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations and financial condition. Other challenges and risks presented by use of strategic partnerships include the acquisition of a partner with which we have a strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment.

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, datacenters, cloud datacenters, corporate computers, manufacturing systems, and or access to accounts we have at our suppliers, vendors, and customers. They may gain access to our data or our users’ or customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products and solutions. Such disruptions and data loss may adversely impact our ability to fulfill orders, patent our intellectual property or protect our source code, and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Effective May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020.

Our and our collaborators’ and contractors’ failure to fully comply with GDPR, CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

If we do not maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

Our common stock was originally listed on the Nasdaq Global Market and was transferred to the Nasdaq Capital Market (the “Nasdaq”) on July 22, 2019. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements.

On January 18, 2019, we were notified in writing by the Nasdaq Stock Market LLC  that the average closing bid price of our common stock was below the criteria of the continued listing standards of the Nasdaq Global Market, as the average per share closing price of our common stock over a consecutive 30-trading day period was less than $1.00. To regain compliance, we undertook steps to obtain shareholder approval and the approval of our Board of Directors to effect a reverse stock split of our outstanding shares of common stock, at a ratio of 1-for-14. The Reverse Stock Split was effected on December 23, 2019. On January 9, 2020, the Company received a letter from Nasdaq stating that the Company had regained compliance with the Bid Price Rule and it considered the matter closed.

There can be no assurances that we will be able to maintain compliance with the applicable listing standards of Nasdaq. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and final testing facility is located in a building of approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, California for a period of five years, effective April 15, 2019. Until April 14, 2019, the Company’s principal administrative, sales, marketing, research and development and final testing facility was located at 1277 Orleans Drive, Sunnyvale, CA 94089. The Company exited Sunnyvale premises lease in July 2019.

In October 2018, the Company leased a facility for Research and Development in San Diego, California, the lease of which expires in July 2020. On February 28, 2019, SensiML Corporation, our newly acquired subsidiary, entered into an agreement to lease approximately 925 square feet of facility space in Beaverton, Oregon, which expires in March 2021. Additionally, we lease a 9,400 square foot facility in Bangalore, India for the purpose of software development. This facility is leased through June 2021. We also lease office space in Shanghai, China; in London, England; in Taipei, Taiwan; and in Seongnam City, South Korea. We believe that our existing facilities are adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “QUIK.” From October 15, 1999, the date of our initial public offering to July 21, 2019, our common stock was traded on the Nasdaq Global Market under the same symbol.

Stockholders

The closing price of our common stock on the Nasdaq was $5.34 per share on February 24, 2020. As of February 24, 2020, there were 8,378,389 shares of common stock outstanding that were held of record by 155 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 28, 2014 to December 29, 2019 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 28, 2014 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 29, 2019

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	12/28/2014	1/03/2016	1/01/2017	12/31/2017	12/30/2018	12/29/2019
QuickLogic Corporation	100.00	35.31	43.44	54.37	23.78	10.22
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Semiconductor	100.00	100.88	129.07	175.96	164.72	241.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2019	2018	2017	2016	2015
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$10,310	$12,629	$12,149	$11,421	$18,956
Cost of revenue	4,405	6,295	6,627	7,648	11,411
Gross profit	5,905	6,334	5,522	3,773	7,545
Operating expenses:
Research and development	12,350	9,948	9,572	12,265	14,144
Selling, general and administrative	8,918	9,982	9,900	10,310	10,619
Restructuring costs(1)	—	—	—	—	295
Loss from operations	(15,363)	(13,596)	(13,950)	(18,802)	(17,513)
Interest expense	(350)	(108)	(115)	(175)	(82)
Interest income and other expense, net	189	77	21	(106)	(107)
Loss before income taxes	(15,524)	(13,627)	(14,044)	(19,083)	(17,702)
(Benefit from) Provision for income taxes	(80)	152	87	65	146
Net loss	$(15,444)	$(13,779)	$(14,131)	$(19,148)	$(17,848)
Net loss per share:
Basic and diluted	$(2.02)	$(2.16)	$(2.56)	$(4.10)	$(4.42)
Weighted average shares:
Basic and diluted	7,663	6,365	5,521	4,670	4,034

	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,548	$26,463	$16,527	$14,870	$19,136
Working capital	$10,366	$15,576	$12,619	$9,042	$19,132
Total assets	$33,404	$36,086	$24,636	$21,844	$28,461
Long-term obligations, excluding current portion	$1,583	$124	$369	$49	$2,341
Total stockholders' equity	$13,823	$17,255	$14,878	$11,988	$20,325

____________________

(1)

We incurred restructuring costs of $295,000 in 2015. In 2015, we implemented a restructuring plan to re-align the organization to support our sensor processing provider business model and growth strategy.

.

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

Overview

We develop low power, multi-core semiconductor platforms and IP for AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our recently acquired wholly owned subsidiary, SensiML completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT applications.

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. We are expecting revenue growth from EOS S3, SensiML AI SaaS, and eFPGA IP licensing in fiscal year 2020.

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

During 2019, we generated total revenue of $10.3 million, which represents a 18% decrease from 2018. Our new product revenue during 2019 was $3.1 million, which represents a 46% decrease from 2018, while our mature product revenue during 2019 was $7.2 million, which represents a 4% increase from 2018. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, and Tablets. In addition, we started to generate SaaS revenue from the new Artificial Intelligence or AI market in 2019. Overall, with the acquisition of SensiML in the beginning of 2019, we reported a net loss of $15.4 million for 2019 compared to a net loss of $13.8 million for 2018.

We have experienced net losses in the recent years and expect such losses to continue through at least the year ending January 3, 2020 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

On December 6, 2019, the Board of Directors of the Company approved a 1-for-14 reverse stock split of the Company’s outstanding Common Stock, which became effective on December 23, 2019, which was approved by the Company’s shareholders in a special meeting held on November 26, 2019. At the effective time of the Reverse Stock Split, every 14 issued and outstanding shares of the Company Common Stock were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Common Stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. All share, equity award, and per share amounts contained in this Form 10-K and the accompanying Consolidated Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

Software as a Service Revenue, or SaaS Revenue

Software products that are offered to the customers with a right to use the hosted software over the contract period without taking the possession of it are billed on a subscription basis. Revenue that are billed on a subscription basis is recognized ratably over the contract period.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC, 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at December 29, 2019.

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

We record allowance for sales returns. Amounts recorded for sales returns for the year ended December 29, 2019 and December 30, 2018 were $60,000 and $156,000, respectively.

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

In accordance with ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of

March 31, 2019, with no material impact to its Consolidated Statements of Operations. As of December 29, 2019, the Company’s right-of-use assets was approximately $2.4 million and lease liability was approximately $2.3 million as presented on the Company’s Consolidated Balance Sheet.

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

We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under our 2019 Stock Plan, 2009 Stock Plan and 2009 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. This fair value is expensed on a straight-line basis over the requisite service period of the award. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions, including the expected term of awards, expected volatility of our stock, expected risk-free interest rate and expected dividend rate over the term of the award. Our expected term of awards is based primarily on our historical experience with similar grants. Our expected stock price volatility for both stock options and ESPP shares is based on the historic volatility of our stock, using the daily average of the opening and closing prices and measured using historical data appropriate for the expected term. The risk-free interest rate assumption approximates the risk-free interest rate of a Treasury Constant Maturity bond with a maturity approximately equal to the expected term of the stock option or ESPP shares.

In addition to the assumptions used in the Black-Scholes pricing model, the amended authoritative guidance requires that we recognize compensation expense only for awards ultimately expected to vest; therefore, we are required to develop an estimate of the historical pre-vest forfeiture experience and apply this to all stock-based awards. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of our common stock on the date of grant. RSA and RSU awards which vest with service are expensed over the requisite service period. RSAs and RSU awards that are expected to vest based on the achievement of a performance goal are expensed over the estimated vesting period. We regularly review the assumptions used to compute the fair value of our stock-based awards and we revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See Note 13 to the Consolidated Financial Statements.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets, consisting primarily of net operating loss carryforwards, depreciation and amortization, amounted to $58.0 million, tax effected, as of the end of 2019. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of December 29, 2019, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $168.7 million and $75.4 million, respectively, which will expire at various dates from 2020 through 2038. Federal NOL generated in 2019 can be carried forward indefinitely. We had research credit carryforwards of approximately $4.0 million for federal and $4.4 million for state income tax purposes as of December 29, 2019. If not utilized, the federal carryforwards will expire at various dates from 2020. The California credit can be carried forward indefinitely. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $58.0 million, tax-effected, as of the end of 2019, due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2019	2018	2017
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	43%	50%	55%
Gross profit	57%	50%	45%
Operating expenses:
Research and development	120%	79%	79%
Selling, general and administrative	86%	79%	81%
Loss from operations	(149)%	(108)%	(115)%
Interest expense	(3)%	(1)%	(1)%
Interest income and other expense, net	2%	1%	—%
Loss before income taxes	(150)%	(108)%	(116)%
Provision for income taxes	1%	1%	1%
Net loss	(151)%	(109)%	(117)%

Impact of inflation and product price changes on our revenue and on income was immaterial in 2019, 2018 and 2017.

Comparison of Fiscal Years 2019 and 2018

Revenue. The table below sets forth the changes in revenue for fiscal year ended December 29, 2019, as compared to fiscal year ended December 30, 2018 (in thousands, except percentage data):

	Fiscal Years
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$3,123	30%	$5,735	45%	$(2,612)	(46)%
Mature products	7,187	70%	6,894	55%	293	4%
Total revenue	$10,310	100%	$12,629	100%	$(2,319)	(18)%

(1)

New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The 46% decrease in new product revenue in 2019 was primarily due to lower sales from Display Bridge Solution, eFPGA license and connectivity product, which was partially offset by an increase in AI SaaS revenue. The increase in mature product revenue was due primarily to increased orders from our customers in the defense, aerospace, test and instrumentation sectors.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year ended December 29, 2019, as compared to fiscal year ended December 30, 2018 (in thousands, except percentage data):

	Fiscal Years
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$10,310	100%	$12,629	100%	$(2,319)	(18)%
Cost of revenue	4,405	43%	6,295	50%	(1,890)	(30)%
Gross profit	$5,905	57%	$6,334	50%	$(429)	(7)%

The increase in gross profit and gross profit percentage was primarily due to (i) product and customer mix, and (ii) additional SaaS revenue in 2019. In 2019, mature product revenue was 70% of total revenue compared to 55% in the prior year. Mature product revenue increased by 4% compared to 2018. The sale of inventories that were previously written-off was $121,000 and $218,000 in 2019 and 2018, respectively. Inventory written-down in 2019 was $94,000 compared to $386,000 in 2018.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year ended December 29, 2019, as compared to fiscal year ended December 30, 2018 (in thousands, except percentage data):

	Fiscal Years
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expenses	$12,350	120%	$9,948	79%	$2,402	24%
SG&A expenses	8,918	86%	9,982	79%	(1,064)	(11)%
Total operating expenses	$21,268	(206)%	$19,930	158%	$1,338	7%

Research and Development Expenses. Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses were $12.4 million and $9.9 million in 2019 and 2018, respectively, which represented 120% and 79%, respectively, of revenue for those periods. The $2.4 million increase in R&D expenses in 2019 as compared to 2018 is partially attributable to the expanded R&D operations from the acquisition of SensiML and new SoC software team in San Diego. In 2019, the Company capitalized costs of $365,000 associated with internal-use software.

Selling, General and Administrative Expenses. Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses were $8.9 million and $10 million in 2019 and 2018, respectively, which represented 86% and 79% of revenue for those periods. The $1.0 million decrease in SG&A expenses in 2019 as compared to 2018 is attributable to cost savings from new headquarter facility and outside services.

Interest Expense and Interest Income and Other Expense, net

The table below sets forth the changes in interest expense and interest income and other expense, net, for the fiscal year ended December 29, 2019, as compared to fiscal year ended December 30, 2018 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2019	2018	Amount	Percentage
Interest expense	$(350)	$(108)	$(242)	224%
Interest income and other expense, net	189	77	112	145%
	$(161)	$(31)	$(130)	419%

The $242,000 increase in interest expense was attributable to higher line of credit balance in 2019 compared to 2018. The $112,000 increase in interest income and other expenses was attributable to increase in interest income from money market account with Heritage Bank.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in the fiscal year ended December 29, 2019, as compared to the fiscal year ended December 30, 2018 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2019	2018	Amount	Percentage
(Benefit from)/ income tax provision	$(80)	$152	$(232)	(153)%

Income tax benefit for 2019 relates to the deferred tax liability arising from intangible assets acquired from the acquisition of SensiML which offsets and released a portion of the Company's valuation allowance outside of acquisition accounting. The income tax expense for 2018 primarily relates to our foreign operations which are cost-plus entities.

As of the end of 2019, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2018 and 2017

For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2018 Form 10-K, as amended, which was originally filed with the SEC on March 15, 2019.

Restructuring

In January 2020, the Company announced a restructuring plan to lower the annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. The majority of the cost savings will come from personnel reductions, which were implemented across all parts of the Company and geographies. This restructuring plan will result in a reduction of workforce of about 33% of the Company's global workforce.

In conjunction with this restructuring plan, the Company estimates it will incur approximately $500,000 to $600,000 of restructuring expenses, which will result in total cash expenditures of approximately $500,000, with the majority coming in the first quarter of fiscal 2020.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of December 29, 2019, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $21.5 million, including $15.0 million drawn down from its revolving line of credit, or Revolving Facility, with Heritage Bank of Commerce, or Heritage Bank.

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility, with aggregate commitments of $9,000,000

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement, with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires the Company to maintaining at least $3,000,000 in unrestricted cash at Heritage Bank.

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

On June 21, 2019, the Company closed its underwritten public offering of 1.3 million shares of common stock, $0.001 par value per share at a price of $7.00 per share, which included 171,429 of common stock shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses. See Note 11 to the Consolidated Financial Statements for the details.

We expect to use the net proceeds from this public offering for working capital, to accelerate the development of next generation products and for general corporate purposes.

Over the longer term, we anticipate that the generation of sales from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our Revolving Facility will expire in September 2021 and we expect to renew the Revolving Facility or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the Revolving Facility, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms. We cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

We were in compliance with all loan covenants under the Amended and Restated Loan Agreement, as amended as of the end of the current reporting period. As of December 29, 2019, we had $15.0 million of outstanding revolving line of credit with an interest rate of 5.50%.

As of December 29, 2019, most of our cash and cash equivalents were invested in Heritage Bank Money Market account. As of December 29, 2019, our interest-bearing debt consisted of $471,000 outstanding under finance leases. See Note 8 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $548,000 and $656,000 at December 29, 2019 and December 30, 2018, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Net cash (used in) operating activities	$(11,594)	$(12,638)	$(12,938)
Net cash (used in) investing activities	(921)	(288)	(642)
Net cash provided by financing activities	7,600	22,862	15,237

Net Cash from Operating Activities

In 2019, net cash used in operating activities was $11.6 million, which was primarily due to a net loss of $15.4 million, adjusted for non-cash charges of $4.3 million. Non-cash charges consisted primarily stock-based compensation expense of $3.1 million and depreciation and amortization of long-lived assets and certain definite-lived intangible assets of $1.2 million. In addition, changes in working capital accounts used cash of $392,000 as a result of a decrease in accounts payable and accrued liabilities of $1.5 million, partially offset by cash inflow from a decrease in inventory of $483,000, a decrease in accounts receivable of $218,000, a decrease in other assets of $229,000 and an increase in deferred revenue of $158,000.

In 2018, net cash used in operating activities was $12.6 million, and resulted primarily from a net loss of $13.8 million, adjusted for non-cash charges of $3.6 million. These non-cash charges included write-downs of inventories in the amount of $386,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.3 million and stock-based compensation of $1.9 million. In addition, changes in working capital accounts used cash of $2.4 million as a result of an increase in accounts receivable of $1.3 million, an increase in gross inventory of $662,000, and an increase in other assets of $879,000, partially offset by an increase in accrued liabilities of $235,000 and an increase in trade payables of $223,000.

In 2017, net cash used in operating activities was $12.9 million, and resulted primarily from a net loss of $14.1 million, adjusted for non-cash charges of $3.1 million. These non-cash charges included write-downs of inventories in the amount of $232,000 to reflect excess quantities, depreciation and amortization of our long-lived assets of $1.4 million and stock-based compensation of $1.4 million. In addition, changes in working capital accounts used cash of $1.9 million as a result of an increase in accounts receivable of $86,000, an increase in gross inventory of $1.8 million, and a decrease of accounts payable of $145,000, partially offset by an increase in accrued liabilities of $72,000.

Net Cash from Investing Activities

Net cash used for investing activities in 2019 was $921,000, which was primarily attributable to the leasehold improvements and computer equipment at the new office premises of $576,000 and capitalization of internal use software of $365,000.

Net cash used for investing activities in 2018 was $288,000, primarily for capital expenditures to acquire manufacturing equipment and software, which was partially offset by proceeds from the sale of old equipment.

Net cash used for investing activities in 2017 was $642,000, primarily for capital expenditures to acquire manufacturing equipment and software.

Net Cash from Financing Activities

In 2019, net cash provided by financing activities was $7.6 million, primarily attributable to the net proceeds from the issuance of 1.3 million shares of common stock in June 2019. These inflows were partially offset by scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

In 2018, net cash provided by financing activities was $22.9 million, resulting from the additional borrowing of $9.0 million under the line of credit, net cash proceeds of $13.9 million from our common stock offering in May 2018 and proceeds of $676,000 from the issuance of common shares to employees under our equity plans. These proceeds were partially offset by scheduled payments of finance lease obligations and tax payments related to net settlement of stock awards.

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

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our Revolving Facility will expire in September 2021, and we expect to renew this line of credit or find an alternative lender prior to the expiration date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our non-cancelable contractual obligations and commercial commitments as of the end of 2019 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Contractual cash obligations:
Operating leases	$2,040	$611	$902	$527	$—
Finance software lease obligations	514	214	300	—	—
Wafer purchases (1)	57	57	—	—	—
Other purchase commitments	413	386	27	—	—
Total contractual cash obligations	3,024	1,268	1,229	527	—
Other commercial commitments (2):
Revolving line of credit	15,000	15,000	—	—	—
Total commercial commitments	15,000	15,000	—	—	—
Total contractual obligations and commercial commitments (3)	$18,024	$16,268	$1,229	$527	—

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume.
(2)	Other commercial commitments are included as liabilities on our consolidated balance sheets as of the end of 2019.
(3)	Does not include unrecognized tax benefits of $2.1 million as of the end of 2019. See Note 10 of the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% change in interest rates during 2019 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and cost of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 19%, 27% and 25% of total operating expenses in 2019, 2018 and 2017, respectively. A majority of these foreign expenses were incurred in India, the United Kingdom, China, Taiwan and Korea. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $413,000 in 2019, $528,000 in 2018 and $486,000 in 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

QuickLogic Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quicklogic Corporation (the “Company”) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2019 and December 30, 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and in 2018 the Company changed its method for revenue recognition due to the adoption of ASC Topic No. 606.

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

March 13, 2020

We have served as the Company’s auditor since 2016.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,448	$26,363
Restricted cash	100	100
Accounts receivable, net of allowances for doubtful accounts of $0	1,991	2,209
Inventories	3,260	3,836
Other current assets	1,565	1,775
Total current assets	28,364	34,283
Property and equipment, net	830	1,449
Capitalized internal-use software, net	333	—
Right of use assets, net	2,370	—
Intangible assets, net	1,008	—
Goodwill	185	—
Other assets	314	354
TOTAL ASSETS	$33,404	$36,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,003	1,488
Accrued liabilities	1,133	1,903
Deferred revenue	158	—
Lease liabilities-current	704	316
Total current liabilities	17,998	18,707
Long-term liabilities:
Lease liabilities-non-current	1,583	108
Other long-term liabilities	—	16
Total liabilities	19,581	18,831
Commitments (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized; 8,331 and 6,823 shares issued and outstanding as of December 29, 2019 and December 30, 2018, respectively (1)	8	7
Additional paid-in capital	297,073	285,062
Accumulated deficit	(283,258)	(267,814)
Total stockholders' equity	13,823	17,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,404	$36,086

(1) Common stock, par value and addition paid-in capital amounts are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2019	2018	2017
Statements of Operations:
Revenue	$10,310	$12,629	$12,149
Cost of revenue	4,405	6,295	6,627
Gross profit	5,905	6,334	5,522
Operating expenses:
Research and development	12,350	9,948	9,572
Selling, general and administrative	8,918	9,982	9,900
Loss from operations	(15,363)	(13,596)	(13,950)
Interest expense	(350)	(108)	(115)
Interest income and other expense, net	189	77	21
Loss before income taxes	(15,524)	(13,627)	(14,044)
(Benefit from) Provision for income taxes	(80)	152	87
Net loss	$(15,444)	$(13,779)	$(14,131)
Net loss per share: (1)
Basic and diluted	$(2.02)	$(2.16)	$(2.56)
Weighted average shares:
Basic and diluted	7,663	6,365	5,521

Note: Net loss equals to comprehensive loss for all years presented.

(1) Net loss per share and weighted average shares, basic and diluted are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(15,444)	$(13,779)	$(14,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201	1,276	1,373
Stock-based compensation	3,144	1,901	1,441
Write-down of inventories	94	386	232
Write-off of equipment	4	5	12
Tax benefit from acquisition	(185)	—	—
Gain on disposal of assets	—	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	218	(1,284)	(86)
Inventories	483	(662)	(1,774)
Other assets	229	(879)	103
Trade payables	(456)	223	(145)
Accrued liabilities	(1,024)	235	72
Deferred income	158	—	—
Other long-term liabilities	(16)	2	(35)
Net cash used in operating activities	(11,594)	(12,638)	(12,938)
Cash flows from investing activities:
Capital expenditures for property and equipment	(576)	(351)	(642)
Capitalized internal-use software	(365)	—	—
Cash received from business acquisition	20	—	—
Proceeds from sale of assets	—	63	—
Net cash used in investing activities	(921)	(288)	(642)
Cash flows from financing activities:
Payment of finance lease obligations	(365)	(407)	(344)
Proceeds from line of credit	46,000	36,000	18,000
Repayment of line of credit	(46,000)	(27,000)	(18,000)
Proceeds from issuance of common stock	9,437	16,215	17,550
Stock issuance costs	(1,181)	(1,638)	(1,771)
Taxes paid related to net settlement of equity awards	(291)	(308)	(198)
Net cash provided by financing activities	7,600	22,862	15,237
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,915)	9,936	1,657
Cash, cash equivalents and restricted cash at the beginning of the period	26,463	16,527	14,870
Cash, cash equivalents, and restricted cash at the end of the period	$21,548	$26,463	$16,527
Supplemental disclosures of cash flow information:
Interest paid	$300	$89	$106
Income taxes paid	$126	$171	$157
Supplemental schedule of non-cash investing and financing activities :
Fair value of common stock issued as consideration for business acquisition	$903	—	—
Finance lease obligation to finance capital expenditures	$471	$424	$654
Purchase of equipment included in accounts payable	—	$5	$436

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock Par Value (1)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	4,867	$5	$251,887	$(239,904)	$11,988
Common stock issued under stock plans and employee stock purchase plans	76	—	351	—	351
Common stock offering, net of issuance costs	810	1	15,228	—	15,229
Stock-based compensation	—	—	1,441	—	1,441
Net loss	—	—	—	(14,131)	(14,131)
Balance at December 31, 2017	5,753	6	268,907	(254,035)	14,878
Common stock issued under stock plans and employee stock purchase plans	105	—	353	—	353
Common stock offering, net of issuance costs	965	1	13,901	—	13,902
Stock-based compensation	—	—	1,901	—	1,901
Net loss	—	—	—	(13,779)	(13,779)
Balance at December 30, 2018	6,823	7	285,062	(267,814)	17,255
Common stock issued under stock plans and employee stock purchase plans	110	—	(37)	—	(37)
Common stock offering, net of issuance costs	1,314	1	8,001	—	8,002
Common stock issued for SensiML acquisition	84	—	903	—	903
Stock-based compensation	—	—	3,144	—	3,144
Net loss	—	—	—	(15,444)	(15,444)
Balance at December 29, 2019	8,331	$8	$297,073	$(283,258)	$13,823

(1)	Common stock, par value and additional paid-in capital amounts are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

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

QuickLogic’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2019, 2018 and 2017 ended on December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

Liquidity

The Company has financed its operations and capital investments through sale of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of December 29, 2019, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $21.5 million including $15.0 million drawn down from its line of credit, or Revolving Facility with Heritage Bank of Commerce, or Heritage Bank. The Company’s prior line of credit facility with Silicon Valley Bank, which matured on September 24, 2018 was fully paid off in July 2018.

On September 28, 2018, the Company entered into a Loan and Security Agreement, or the Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility (the “Revolving Facility”) with aggregate commitments of $9,000,000

On December 21, 2018, the Company entered into the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increases the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement require the Company to maintain at least $3,000,000 in unrestricted cash at Heritage Bank.

On November 6, 2019, the Company entered into a First Amendment to the Revolving Facility with Heritage Bank to extend the maturity date for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%). The Company was in compliance with all loan covenants as of the end of the current reporting period. As of December 29, 2019, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 5.50%.

On June 21, 2019, the Company closed its underwritten public offering of 1.3 million shares of common stock, $0.001 par value per share at a price of $7.00 per share, which included 171,429 shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds of approximately $8.0 million, after deducting underwriting commissions and other offering-related expenses. See Note 11 to the Consolidated Financial Statements for the details.

In May 2018, the Company issued an aggregate of 965,251 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 386,100 shares of common stock in an underwritten public offering. The common stock and warrants were issued in units (the “Units”), with each Unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a combined price of $16.10 per Unit. The Company received total net proceeds from the offering of $13.9 million, net of underwriting discounts and other offering expenses of $1.6 million.

The common stock warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at a price of $19.32 per share. The estimated grant date fair value of the common stock warrants was $7.98 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months. The Company’s Revolving Facility with Heritage Bank will expire in September 2021 and the Company would need to renew this Revolving Facility or find an alternative lender prior to the expiration date. Further, any violations of debt covenants will restrict the Company’s access to any additional cash draws from the Revolving Facility, and may require immediate repayment of the outstanding debt amounts. Management believes that it is probable that the Company will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink® and PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates, particularly in relation to revenue recognition; the allowance for doubtful accounts; sales returns; valuation of long-lived assets including mask sets; valuation of goodwill; capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence; measurement of stock-based compensation awards; accounting for income taxes and estimating accrued liabilities.

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

Concentration of Risk

The Company’s accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 14 for information regarding concentrations associated with accounts receivable and revenue.

Reverse Stock Split

On December 6, 2019, the Board of Directors of the Company approved a 1-for-14 reverse stock split of the Company’s outstanding common stock, which became effective on December 23, 2019. The reverse stock split was previously approved by the Company’s shareholders in a special meeting held on November 26, 2019. At the effective time of the reverse stock split, every 14 issued and outstanding shares of common stock of the Company were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share, equity awards, and per share amounts contained in this Form 10-K and the accompanying Consolidated Financial Statements have been adjusted to reflect the reverse stock split for all prior periods presented. Warrants issued in connection with the May 2018 stock issuance were also adjusted to reflect the reverse stock split for all periods presented.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all short-term, highly liquid investments with an original or a remaining maturity at purchase of ninety days or less to be cash equivalents. The Company’s investment portfolio included in cash equivalents is generally comprised of investments that meet high credit quality standards. The Company’s investment portfolio consists of money market accounts and funds. Restricted cash represents amounts pledged as cash security related to the use of credit cards.

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

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 19%, 27% and 25% of total operating expenses in 2019, 2018 and 2017 respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom, China, Taiwan and Korea in 2019, 2018 and 2017. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally one to seven years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets, generally one to seven years.

Capitalized Internal-Use Software

The Company capitalizes costs related to development of hosted services that the Company provides to its customers and internal use of enterprise-level business and finance software in support of the Company’s operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally three to five years. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2019, 2018 and 2017 the Company wrote-off equipment with a net book value of $4,000, $5,000 and $12,000, respectively.

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

Revenue Recognition after adoption of Accounting Standards Codification (“ASC”) Topic No. 606

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

Software as a Service Revenue, or SaaS Revenue

Software products that are offered to customers with a right to use the hosted software over the contract period without taking the possession of it are billed on a subscription basis. Revenue that are billed on a subscription basis is recognized ratably over the contract period.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at December 29, 2019.

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

The Company records allowance for sales returns. Amounts recorded for sales returns for the year ended December 29, 2019 and December 30, 2018 were $60,000 and $156,000 respectively.

Revenue Recognition Prior to the Adoption of ASC Topic No. 606 on January 1, 2018

The Company supplies standard products which must be programmed before they can be used in an application. The Company’s products may be programmed by us, distributors, end-customers or third parties.

The Company recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenue is recognized upon shipment of programmed and unprogrammed parts to both OEM customers and distributors, provided that legal title and risk of ownership have transferred. Parts held by distributors may be returned for quality reasons only under its standard warranty policy. The Company records allowance for sales returns. Amounts recorded for sales returns were not material for the year ended December 31, 2017.

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

Accounts Receivable Allowance

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers.  Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

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

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications on December 31, 2018, utilizing the modified retrospective transition method. There was no cumulative-effect adjustment required upon adoption. Additionally, the Company elected the practical expedient approach and did not reassess whether any contracts that existed prior to adoption have or contain leases or the classification of our existing leases.

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

In accordance with ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of March 31, 2019, with no material impact to its Consolidated Statements of Operations. As of December 29, 2019, the Company’s right-of-use assets was approximately $2.4 million and lease liability was approximately $2.3 million as presented on the Company’s Consolidated Balance Sheet. See Note 8 to the Consolidated Financial Statements for more details.

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

Goodwill and Intangible Assets

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized but are annually tested for impairment and more often if there is an indicator of impairment. In the first quarter of 2019, the Company recognized Goodwill of $282,000 due to tax benefits that arised from intangible assets acquired in the SensiML acquisition. Goodwill was trued-up to $185,000 during the measurement period, which is 12 months from the date of acquisition and therefore the change was accounted for as acquisition accounting.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. No impairment has been recognized to-date.

Restricted cash

Restricted cash represents amounts pledged as cash security related to the Company’s credit cards.

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $146,000 in 2019, $93,000 in 2018, and $95,000 in 2017.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of the amended authoritative guidance, and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. The fair value of stock-based compensation awards is measured at the grant date and re-measured upon modification, as appropriate. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under the Company’s 1999 Employee Stock Purchase Plan, or ESPP, consistent with the provisions of the amended authoritative guidance. The fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, is based on the closing price of the Company’s common stock on the date of grant. Equity compensation awards which vest with service are expensed on a straight-line basis over the requisite service period. Service based performance awards are expensed on a straight-line basis over the vesting period. If performance conditions are other than service, an accelerated method of amortization is used, which treats each vesting tranche as a separate award over the expected life of the unit. The Company regularly reviews the assumptions used to compute the fair value of its stock-based awards and it will revise its assumptions as appropriate. In the event that assumptions used to compute the fair value of its stock-based awards are later determined to be inaccurate or if the Company changes its assumptions significantly in future periods, stock-based compensation expense and the results of operations could be materially impacted. See Note 13 to the Consolidated Financial Statements for further details.

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

Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company’s deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $58 million tax effected as of the end of 2019. The Company has also recorded a valuation allowance of $58 million, tax effected, as of the end of 2019 due to uncertainties related to the Company’s ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

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

Concentrations of Credit and Suppliers

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

Recently Adopted New Accounting Pronouncements:

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. Goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Furthermore, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this guidance effective December 31, 2018 for the goodwill impairment test, which will be performed annually on December 1st . The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for public companies on January 1, 2020. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementations Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under the new standard, implementations costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortizations expenses. The effective date for public companies is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

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

For 2019, 2018 and 2017, 563,000 shares, 435,000 shares, and 476,000 shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years. Warrants to purchase up to 386,000 shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation for the year ended December 29, 2019 and December 30, 2018 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

On December 6, 2019, the Board of Directors of the Company approved a 1-for-14 reverse stock split of the Company’s outstanding common stock, which became effective on December 23, 2019. The reverse stock split was previously approved by the Company’s shareholders in a special meeting held on November 26, 2019. Accordingly, all share, equity award, and per share amounts have been adjusted to reflect the reverse stock split for all periods presented.

NOTE 4-BALANCE SHEET COMPONENTS

	December 29, 2019	December 30, 2018
	(in thousands)
Inventories:
Raw material	$222	$191
Work-in-process	2,370	2,929
Finished goods	668	716
	$3,260	$3,836
Other current assets:
Prepaid expenses	$1,296	$1,483
Other	269	292
	$1,565	$1,775
Property and equipment:
Equipment	$10,694	$10,607
Software	1,789	2,788
Furniture and fixtures	36	42
Leasehold improvements	474	712
	12,993	14,149
Accumulated depreciation and amortization	(12,163)	(12,700)
	$830	$1,449
Capitalized internal-use software:
Capitalized during the year	$365	—
Accumulated amortization	(32)	—
	$333	—
Accrued liabilities:
Employee compensation related accruals	713	1,154
Other	420	749
	$1,133	$1,903

The Company recorded depreciation and amortization expense of $1.2 million, $1.3 million and $1.4 million for the fiscal years 2019, 2018 and 2017, respectively. No interest was capitalized for any period presented. Fiscal year 2019 depreciation and amortization of $1.2 million includes $32,000 of amortization of capitalized internal-use software.

NOTE 5-BUSINESS ACQUISITION

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

The results of operations for the Company for the fiscal year ended December 29, 2019 include operating activity for SensiML since its acquisition date of January 3, 2019. For the fiscal year ended December 29, 2019, revenues attributable to SensiML included in the condensed consolidated statement of operations were $126,000. For the year ended December 29, 2019, charges of $148,000 were attributable to the amortization of purchased intangible assets, were included in the statements of operations for respective periods. Deal costs associated with the acquisition were $104,000 for the fiscal year ended December 29, 2019. Deal costs were included in general and administrative expenses in the Company’s consolidated results of operations.

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to SensiML’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identified intangible assets was recorded as goodwill. During the measurement period, which can be no more than one year from the date of acquisition, the Company obtained information to determine the final fair value of the net assets acquired at the acquisition date. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The Company finalized the valuation with no change of acquired assets and liabilities as of December 29, 2019. In the first quarter of 2019, the Company recognized a Goodwill of $282,000 due to recording a deferred tax liability that arose from intangible assets acquired in the SensiML acquisition. Goodwill was trued-up at $185,000 during the measurement period, which is 12 months from the date of acquisition and therefore the change was accounted for in acquisition accounting.

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

The Stock Purchase Agreement contains customary representations and warranties between the Company and SensiML, who agreed to indemnify each other for certain breaches of representations, warranties, covenants and other specified matters. Approximately $200,000 in value of the Company’s common stock of the purchase price was placed in escrow as security for post-closing working capital adjustments, which expired on January 2, 2020.

NOTE 6-INTANGIBLE ASSETS

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML during the year ended December 29, 2019 (in thousands):

	December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(96)	$863
Customer relationships	81	(40)	41
Trade names and trade marks	116	(12)	104
Total acquired identifiable intangible assets	$1,156	$(148)	$1,008

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives as of December 29, 2019 (in thousands):

Amount
Annual Fiscal Years
2020	149
2021	107
2022	107
2023	107
2024	107
Thereafter	431
Total	$1,008

NOTE 7-OBLIGATIONS

Revolving Line of Credit

On September 28, 2018, the Company entered into a Loan and Security Agreement, or the Loan Agreement with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility with aggregate commitments of $9,000,000.

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

As of December 29, 2019 and December 30, 2018, the Company had $15.0 million of revolving debt outstanding with an interest rates of 5.50% and 6.0% per annum, respectively. On January 2, 2020 and January 6, 2020, the Company repaid $10.0 million and $2.0 million respectively, of its outstanding debt under the Revolving Facility with Heritage Bank.

The Bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

NOTE 8-LEASES

The Company entered into operating leases for office space for its headquarters, domestic and foreign subsidiaries and sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. During the fiscal year ended December 29, 2019, the Company recognized right-of-use assets of approximately $2.4 million and lease liability of approximately $2.3 million relating to the operating leases signed for the premises of its headquarters in San Jose, its San Diego office and its subsidiary SensiML in Oregon. The Company exited Sunnyvale premises lease in July 2019.

During 2018, the Company leased its primary facility under a non-cancelable operating lease that expires in March 2020. In October 2018, the Company submitted a nine months termination notice to the landlord to end the lease in July 2019. On February 13, 2019, the Company entered into an agreement to lease approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, CA 95131 for a period of five years, effective April 15, 2019 to relocate its headquarters.

In October 2018, the Company leased a facility for research and development in San Diego, California, the lease of which expires in July 2020.

In April 2019, the Company leased a facility for its SensiML subsidiary in Beaverton, Oregon, the lease of which expires in March 2021.

In addition, the Company rents development facilities in India as well as sales offices in Europe and Asia. Total rent expense during 2019, 2018 and 2017 was approximately $798,000, $881,000 and $866,000 respectively.

The following table provides the activity related to operating and finance leases (in thousands:

Fiscal Year Ended
December 29, 2019
Operating lease costs:
Fixed	$757
Variable	-
Short term	40
Total	797
Finance lease costs:
Amortization of ROU asset	388
Interest	18
Total	$406

The following table provides the details of supplemental cash flow information (in thousands):

Fiscal Year Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$791
Operating cash flows used for finance leases	24
Financing cash flows used for financing leases	365
Total	$1,180
Right-of-use assets obtained in exchange for obligations:
Operating leases	$2,200
Finance leases	170
Total	$2,370

The following table provides the details of right-of-use assets and lease liabilities as of December 29, 2019 (in thousands):

December 29, 2019
Right-of-use assets:
Operating leases	$2,200
Finance leases	170
Total	$2,370
Lease liabilities:
Operating leases	1,816
Finance leases	471
Total	$2,287

The following table provides the details of future lease payments for operating and finance leases as of December 29, 2019 (in thousands):

Annual Fiscal Years	Operating	Finance
2020	$611	$214
2021	493	150
2022	409	150
2023	421	—
2024	106	—
Total lease payments	2,040	514
Less: Interest	(224)	(43)
Present value of lease liabilities	$1,816	$471

The following table provides the details of lease terms and discount rates as of December 29, 2019:

December 29, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	3.81
Finance leases	2.65
Weighted-average discount rates:
Operating leases	6.00%
Finance leases	5.81%

NOTE 9-FAIR VALUE MEASUREMENTS

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

Our cash and cash equivalents include money market account balance of $20.9 million and money market funds of $262,000 as of December 29, 2019 and December 30, 2018, respectively. Investment in money market funds was classified within level 1 of the fair value hierarchy because they were valued using quoted market prices for identical assets. Fair value of the money market account balance with Heritage Bank equals to book value.

NOTE 10-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2019	2018	2017
Income (loss) before income taxes:
U.S.	$(15,813)	$(13,982)	$(14,253)
Foreign	289	355	209
Loss before income taxes	$(15,524)	$(13,627)	$(14,044)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$(19)	$—
State	3	2	2
Foreign	108	169	85
Subtotal	111	152	87
Deferred:
Federal	(141)	—	—
State	(44)	—	—
Foreign	(6)	—	—
Subtotal	(191)	—	—
Provision for income taxes	$(80)	$152	$87

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations:

	Fiscal Years
	2019	2018	2017
Income tax (benefit) at statutory rate	$(3,260)	$(2,862)	$(4,775)
State taxes	(42)	2	2
Stock compensation and other permanent differences	187	252	75
Foreign taxes	42	95	(30)
Future benefit of deferred tax assets not recognized	3,133	2,684	4,815
Other	(140)	(19)	—
Provision for income taxes	$(80)	$152	$87

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 29, 2019. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	December 29, 2019	December 30, 2018
Deferred tax assets:
Net operating losses	$40,717	$37,527
Capital losses	—	—
Accruals and reserves	1,345	1,370
Credits carryforward	5,765	5,836
Depreciation and amortization	9,760	9,887
Stock-based compensation	637	347
Gross deferred tax assets	58,224	54,967
Deferred tax liabilities:
Net lease asset/ (liability)	(23)	—
Gross deferred tax liabilities	(23)	—
Net deferred tax assets/ (liabilities)	58,201	54,967
Valuation allowance	(58,140)	(54,913)
Total deferred tax asset/ (liability)	$61	$54

As of December 29, 2019, the Company had net operating loss carryforwards of approximately $168.7 million for federal and $75.4 million for state income tax purposes. If not utilized, the federal net operating loss for years beginning before January 1, 2018 of $141.6 million will expire beginning in 2020 through 2038, and federal net operating losses beginning after January 1, 2018 of $27.1 million will be carried forward indefinitely (subject to certain limitations). If not utilized, the state net operating losses will expire beginning in 2020 through 2038.

The Company has research credit carryforwards of approximately $4.0 million for federal and $4.4 million for state income tax purposes as of December 29, 2019. If not utilized, the federal carryforwards will expire in various amounts beginning in 2020. The California credit can be carried forward indefinitely.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on the undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2019. The Company intends to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. The foreign withholding taxes would not have a material impact on the Company’s financial position and results of operation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 29, 2019	December 30, 2018	December 31, 2017
Beginning balance of unrecognized tax benefits	$2,161	$2,107	$2,014
Additions for tax positions related to the prior year	(46)	(2)	16
Additions for tax positions related to the current year	88	125	77
Lapse of statutes of limitations	(86)	(69)	—
Ending balance of unrecognized tax benefits	$2,117	$2,161	$2,107

Out of $2.1 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions was not significant for December 29, 2019, December 30, 2018 and December 31, 2017.

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

NOTE 11-STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 29, 2019, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Reverse Stock Split

On December 6, 2019, the Board of Directors of the Company approved a 1-for-14 reverse stock split of the Company’s outstanding common stock, which became effective on December 23, 2019. The reverse stock split was previously approved by the Company’s shareholders in a special meeting held on November 26, 2019. At the effective time of the reverse stock split, every 14 issued and outstanding shares of common stock of the Company were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share, equity awards, and per share amounts contained in this Form 10-K and the accompanying Consolidated Financial Statements have been adjusted to reflect the reverse stock split for all prior periods presented. Warrants issued in connection with the May 2018 stock issuance were also adjusted to reflect the reverse stock split for all the periods presented.

Issuance of Common Stock

On June 21, 2019, the Company closed an underwritten public offering of 1.3 million shares of common stock, $0.001 par value per share at a price of $ 7.00 per share, which included 171,429 shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses paid as of the third quarter of 2019.

On March 15, 2019, the Company filed a shelf registration statement on Form S-3, under which the Company may, from time to time, sell securities in one or more offerings up to a total amount of $75 million. The Company’s shelf registration statement was declared effective on March 29, 2019.

In May 2018, the Company issued an aggregate of 965,251 shares of common stock, $0.001 par value and warrants to purchase up to an aggregate of 386,100 shares of common stock in an underwritten public offering. The common stock and warrants were issued in units, with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.40 of a share of common stock, at a price of $16.10 per Unit. The Company received total net proceeds from the offering of $13.9 million.

The warrants are exercisable any time for a period of 60 months from the date of issuance on May 29, 2018, and are exercisable at an exercisable price of $19.32 per share. The estimated grant date fair value was $7.98 per warrant and was calculated based on the following assumptions used in the Black-Scholes model: expected term of 5 years, risk-free interest rate of 2.58%, expected volatility of 52.75% and expected dividend of zero.

NOTE 12-EMPLOYEE STOCK PLANS

2009 Stock Plan

The 2009 Stock Plan, or 2009 Plan, was amended and restated by the Board of Directors in January 2015, in February 2017, and in March 15, 2018 and approved by the Company’s stockholders on April 23, 2015, on April 26, 2017 and on April 25, 2018 to, among other things, reserve an additional 178,571, 107,143 and 285,714 shares of common stock, respectively, for issuance under the 2009 Plan. On April 24, 2019, 2009 Plan was replaced by 2019 Stock Plan with an extended term of ten years through March 15, 2028. The remaining balance of available shares under the 2009 Plan of 299,070 were cancelled as of April 24, 2019.

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 stock Plan, or the 2009 Plan. Under the 2019 Plan, 357,143 shares of common stock are available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder. As of December 29, 2019, approximately 271,507 shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company’s stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 71,429 and 107,143 shares of common stock, respectively, for issuance under the 2009 ESPP.

On May 6, 2019, the Board of Directors approved the extension of the term of the 2009 ESPP to March 5, 2029, which also requires the stockholders’ ratification within 12 months of the approval by the Board of Directors. The Company plans to submit the extension of the term of the 2009 ESPP for our stockholders to ratify in the next annual general meeting.

As of December 29, 2019,  62,335 shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 1,429 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

NOTE 13-STOCK-BASED COMPENSATION

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

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company’s results of operations of recording stock-based compensation expense for fiscal years 2019, 2018, and 2017 was as follows (in thousands):

	Fiscal Years
	2019	2018	2017
Cost of revenue	$78	$129	$121
Research and development	2,242	760	614
Selling, general and administrative	824	1,012	706
Total costs and expenses	$3,144	$1,901	$1,441

  No stock-based compensation was capitalized or included in inventories at the end of 2019, 2018 and 2017.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2019 Plan and 2009 Plan (in thousands):

	Shares Available for Grant
	2019 Plan	2009 Plan
Balance at December 30, 2018	—	483
Authorized	357	—
Options granted	—	—
Options forfeited or expired	26	2
RSUs granted	(113)	(240)
RSUs forfeited	2	54
Plan Shares expired	—	(299)
Balance at December 29, 2019	272	—

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2019 Plan and 2009 Plan, and the related weighted average exercise price, for 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2017	356	$32.90	4.06
Granted	—	—
Forfeited or expired	(97)	42.98
Exercised	(5)	18.34
Balance outstanding at December 31, 2017	254	29.26	4.34
Granted	—	—
Forfeited or expired	(10)	25.20
Exercised	(15)	12.60
Balance outstanding at December 30, 2018	229	30.52	3.70
Granted	—	—
Forfeited or expired	(42)	24.14
Exercised	(1)	10.92
Balance outstanding at December 29, 2019	186	$32.09	3.32	$-
Exercisable at December 29, 2019	176	$33.20	3.13	$-
Vested and expected to vest at December 29, 2019	185	$32.15	3.31	$-

There was no intrinsic value for the stock options, based on the Company’s closing stock price of $4.58 per share as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2019, 2018 and 2017 was not significant. Total cash received from employees as a result of employee stock option exercises during 2019, 2018 and 2017 was approximately $3,600, $195,000 and $85,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current net loss position.

Total stock-based compensation expense recognized related to stock options was $117,000, $131,000, and $239,000 for 2019, 2018, and 2017, respectively. No stock options were granted during the fiscal year 2019, 2018 and 2017. As of the end of 2019, the fair value of unvested stock options, net of expected forfeitures, was approximately $37,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 0.69 year.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2019 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$12.05	52	6.69	$12.05	42	$12.05
$18.48 - $31.50	20	2.89	28.24	20	28.24
$32.20 - $37.10	3	3.31	32.57	3	32.57
$38.92	67	0.80	38.92	67	38.92
$39.48 - $44.94	9	3.78	42.94	9	42.94
$46.62	5	2.64	46.62	5	46.62
$47.04	1	0.62	47.04	1	47.04
$47.46	16	3.77	47.46	16	47.46
$48.72	8	2.36	48.72	8	48.72
$53.48	5	4.08	53.48	5	53.48
$12.05- $53.48	186	3.32	$32.09	176	$33.20

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

No stock options were granted during the years 2019, 2018 and 2017.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. Stock-based compensation related to grants of vested RSUs and PSUs was $3.0 million, $1.6, million and $1.0 million in 2019, 2018 and 2017, respectively.

The following table summarizes RSU’s activity under the 2019 Plan and 2009 Plan, and the related weighted average grant date fair value, for 2019, 2018 and 2017:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2017	98	$23.52
Granted	132	19.74
Vested	(43)	20.44
Forfeited	(19)	—
Nonvested at January 1, 2017	168	21.56
Granted	110	11.90
Vested	(77)	19.18
Forfeited	(18)	—
Nonvested at December 30, 2018	183	17.22
Granted	353	10.77
Vested	(118)	14.48
Forfeited	(41)	—
Nonvested at December 29, 2019	377	$12.55

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company’s ESPP during 2019, 2018 and 2017 was $4.28, $5.18 and $6.02, respectively. Sales under the ESPP were 24,131 shares of common stock at an average price per share of $9.76 for 2019, 31,306 shares of common stock at an average price per share of $15.40 for 2018, and 38,449 shares of common stock at an average price per share of $12.04 for 2017.

  As of December 29, 2019, 62,335 shares under the 2009 ESPP remained available for issuance. The Company recorded compensation expenses related to the ESPP of $60,000, $205,000 and $153,000 in 2019, 2018 and 2017, respectively.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2019	2018	2017
Expected life (months)	6.0	6.0	6.1
Risk-free interest rate	2.37%	2.26%	1.22%
Volatility	54%	50%	53%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.
•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock for the term of the purchase period.
•	Dividend Yield: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

NOTE 14-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2019	2018	2017
Revenue by product line (1) :
New products	$3,123	$5,735	$5,853
Mature products	7,187	6,894	6,296
Total revenue	$10,310	$12,629	$12,149

(1)

New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2019	2018	2017
Revenue by geography:
Asia Pacific (1)	$3,049	$4,905	$5,810
Europe	2,459	1,280	2,015
North America (2)	4,802	6,444	4,324
Total revenue	$10,310	$12,629	$12,149

(1)

Asia Pacific includes revenue from China $1.1 million or 11% and Japan of $1.8 million or 17% of total revenue in 2019 and $1.8 million or 15% and $1.6 million or 12% of total revenue in 2018, respectively. In 2017, revenue from China and Japan were $1.3 million or 11% and $1.5 million or 12%, respectively.

(2)	North America includes revenue from the United States of $4.7 million or 46% of total revenue in 2019, $6.4 million or 50% of total revenue in 2018 and $4.2 million or 34% of total revenue in 2017.

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Fiscal Years
	2019	2018	2017
Distributor "A"	40%	34%	33%
Distributor "C"	13%	—	—
Customer "B"	13%	12%	11%
Customer "E"	10%	—	—
Customer "G"	—	10%	19%
Customer "J"	—	10%	—

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	December 29, 2019	December 30, 2018
Distributor "A"	20%	35%
Distributor "C"	23%	—
Distributor "E"	12%	—
Distributor "G"	—	10%
Distributor "J"	31	—
Customer "M"	—	23%

As of December 29, 2019 and December 30, 2018, approximately 7% of the Company’s long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 15-COMMITMENTS

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2019 and 2018, the Company had $57,000 and $22,000 respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of December 29, 2019, total outstanding purchase obligations were $413,000 of which $386,000 were due within next twelve months.

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

NOTE 17-SUBSEQUENT EVENTS

   Restructuring

In January 2020, the Company announced a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. The majority of the cost savings will come from personnel reductions, which were implemented across all parts of the Company and geographies. This plan resulted in a reduction of workforce of about 33% of the Company's global workforce.

In conjunction with this restructuring plan, the Company estimates it will incur approximately $500,000 to $600,000 of restructuring expenses, which will result in total cash expenditures of approximately $500,000, with the majority coming in the first quarter of fiscal 2020.

SUPPLEMENTARY FINANCIAL DATA

QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	December 29, 2019	September 29, 2019	June 30, 2019	March 31, 2019	December 30, 2018	September 30, 2018	July 1, 2018	April 1, 2018
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$2,871	$2,158	$2,087	$3,194	$3,233	$3,510	$3,122	$2,764
Cost of revenue	1,008	1,117	1,065	1,215	1,561	1,767	1,592	1,375
Gross profit (1)	1,863	1,041	1,022	1,979	1,672	1,743	1,530	1,389
Operating expenses:
Research and development	2,754	3,139	3,215	3,242	2,422	2,461	2,366	2,699
Selling, general and administrative	2,037	2,095	2,340	2,446	2,302	2,509	2,610	2,561
Loss from operations	(2,928)	(4,193)	(4,533)	(3,709)	(3,052)	(3,227)	(3,446)	(3,871)
Interest expense	(80)	(63)	(124)	(83)	(31)	(21)	(32)	(24)
Interest income and other expense, net	36	55	50	48	51	17	23	(14)
Loss before taxes	(2,972)	(4,201)	(4,607)	(3,744)	(3,032)	(3,231)	(3,455)	(3,909)
Provision for (benefit from) income taxes	91	70	27	(268)	33	29	29	61
Net loss	$(3,063)	$(4,271)	$(4,634)	$(3,476)	$(3,065)	$(3,260)	$(3,484)	$(3,970)
Net loss per share:
Basic and diluted	$(0.37)	$(0.51)	$(0.65)	$(0.50)	$(0.45)	$(0.48)	$(0.57)	$(0.69)
Weighted average shares:
Basic and diluted	8,328	8,313	7,088	6,916	6,807	6,766	6,125	5,755

(1)

Gross profit percentage ranged between 48.2% to 64.9% in the last 8 quarters primarily as a result of changes in customer and product mix, favorable purchase price adjustments, and favorable standard cost variances during these quarters.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2019 our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 29, 2019 our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth under the caption “Fees Billed to QuickLogic by Moss Adams LLP during Fiscal Years 2019 and 2018" in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2.  Financial Statement Schedules

QuickLogic Corporation

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year 2019	$—	$—	$5	$—
Fiscal Year 2018	$—	$—	$—	$—
Fiscal Year 2017	$—	$—	$—	$—

Allowance for Deferred Tax Assets:
Fiscal Year 2019	$54,913	$3,227	$—	$58,140
Fiscal Year 2018	$55,931	$—	$(1,018)	$54,913
Fiscal Year 2017	$79,150	$—	$(23,219)	$55,931

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of QuickLogic Corporation.	8-K	3.1	4/28/2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of QuickLogic Corporation.	8-K	3.2	12/24/2019

3.3	Amended and Restated Bylaws of QuickLogic Corporation.	8-K	3.2	05/02/2005

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	8-K	3.1	11/26/2013

4.1	Specimen Common Stock certificate of QuickLogic Corporation.	S-1/A	4.1	10/12/1999

4.2	Form of Common Stock Warrant.	8-K	4.1	05/29/2018

4.3**	Description of Securities.

10.1	Form of Indemnification Agreement for directors and executive officers.	10-Q	10.24	11/13/2002

10.2**	Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated February 13, 2019.

10.3	Patent Cross License Agreement dated August 25, 1998, between QuickLogic Corporation and Actel Corporation.	S-1/A	10.18	08/10/1999

10.4	Form of Change of Control Severance Agreement.	10-K	10.13	03/11/2008

10.5	Form of Change of Control Severance Agreement for Chief Executive Officer.	10-K	10.14	03/11/2008

10.6	2005 Executive Bonus Plan, as restated.	8-K	10.1	04/28/2008

10.7	QuickLogic Corporation 2019 Stock Plan.	10-Q	10.1	05/09/2019

10.8***	QuickLogic Corporation 2009 ESPP Plan, as amended

10.9*	QuickLogic Corporation 2019 Stock Plan, as amended.	10-K/A	10.7	03/19/2019

10.10*	QuickLogic Corporation 2009 Employee Stock Purchase Plan.	10-Q	10.2	05/11/2017

10.11*	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.	8-K	10-26	08/04/2009

10.12*	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.	8-K	10-27	08/04/2009

10.13*,**	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.	8-K	10-28	08/04/2009

10.14*.**	Form of Notice of Grant and Stock Option Agreement under the 2019 Stock Plan.

10.15*,**	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2019 Stock Plan.

10.16*,**	Form of Notice of Grant of Stock Rights and Restricted Stock Purchase Agreement Under the 2019 Stock Plan.

10.17	Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 21, 2018.	8-K	10.1	12/28/2018

10.18	First Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of November 6, 2019.	10-Q	10.1	11/08/2019

21**	Subsidiaries of QuickLogic Corporation.

23.1**	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1**	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*Indicates management contract or compensatory plan or arrangement.

**Filed herewith.

***Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 13, 2020.

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

Signature	Title	Date

/s/ BRIAN C. FAITH Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 13, 2020

/S/ SUPING (SUE) CHEUNG Suping (Sue) Cheung	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020

/S/ MICHAEL R. FARESE Michael R. Farese	Chairman of the Board	March 13, 2020

/s/ ANDREW J. PEASE Andrew J. Pease	Director	March 13, 2020

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 13, 2020

/s/ DANIEL A. RABINOVITSJ Daniel A. Rabinovitsj	Director	March 13, 2020

/S/ CHRISTINE RUSSELL Christine Russell	Director	March 13, 2020

/S/ GARY H. TAUSS Gary H. Tauss	Director	March 13, 2020