Form 10-Q
period 2020-03-29
QUICKLOGIC Corp
filed 2020-05-22
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  [ ]    No  [x]

As of May 15, 2020, there were 8,388,077 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

MARCH 29, 2020

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,898	$21,448
Restricted cash	100	100
Accounts receivable, net of allowances for doubtful accounts of $0	1,376	1,991
Inventories	3,085	3,260
Other current assets	1,285	1,565
Total current assets	24,744	28,364
Property and equipment, net	713	830
Capitalized internal-use software	561	333
Right of use assets	2,444	2,370
Intangible assets	971	1,008
Goodwill	185	185
Other assets	293	314
TOTAL ASSETS	$29,911	$33,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	944	1,003
Accrued liabilities	1,223	1,133
Deferred revenue	95	158
Lease liabilities-current	775	704
Total current liabilities	18,037	17,998
Long-term liabilities:
Lease liabilities-non-current	1,639	1,583
Total liabilities	19,676	19,581
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 8,383 and 8,331 shares issued and outstanding as of March 29, 2020 and December 29, 2019, respectively	8	8
Additional paid-in capital	296,650	297,073
Accumulated deficit	(286,423)	(283,258)
Total stockholders' equity	10,235	13,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,911	$33,404

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue	$2,158	$3,194
Cost of revenue	1,043	1,215
Gross profit	1,115	1,979
Operating expenses:
Research and development	1,819	3,242
Selling, general and administrative	1,879	2,446
Restructuring costs	479	—
Total operating expenses	4,177	5,688
Loss from operations	(3,062)	(3,709)
Interest expense	(80)	(83)
Interest income and other (expense), net	(5)	48
Loss before income taxes	(3,147)	(3,744)
Provision for (benefit from) income taxes	18	(268)
Net loss	$(3,165)	$(3,476)
Net loss per share:
Basic and diluted (1)	$(0.38)	$(0.50)
Weighted average shares outstanding:
Basic and diluted (1)	8,362	6,916

Note: Net loss equals to comprehensive loss for all periods presented.

(1) Net loss per share, and weighted average shares outstanding basic and diluted are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(3,165)	$(3,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	292
Stock-based compensation	(398)	951
Write-down of inventories	17	80
Write-off of equipment	4	—
Tax benefit from acquisition	—	(282)
Changes in operating assets and liabilities:
Accounts receivable	615	(242)
Inventories	158	185
Other assets	301	(344)
Trade payables	1	327
Accrued liabilities and deferred revenue	27	(391)
Other long-term liabilities	—	(16)
Net cash used in operating activities	(2,175)	(2,916)
Cash flows from investing activities:
Capital expenditures for property and equipment	(37)	(111)
Capitalized internal-use software	(253)	—
Cash received from business acquisition	—	20
Net cash used in investing activities	(290)	(91)
Cash flows from financing activities:
Payment of finance lease obligations	(60)	(74)
Proceeds from line of credit	12,000	12,000
Repayment of line of credit	(12,000)	(12,000)
Proceeds from issuance of common stock	357	4
Taxes paid related to net settlement of equity awards	(382)	(167)
Net cash used in financing activities	(85)	(237)
Net decrease in cash, cash equivalents and restricted cash	(2,550)	(3,244)
Cash, cash equivalents and restricted cash at beginning of period	21,548	26,463
Cash, cash equivalents and restricted cash at end of period	$18,998	$23,219

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	For the three months ended March 29, 2020
	Common Stock (1)		Additional Paid-In (1)	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 29, 2019	8,331	$8	$297,073	$(283,258)	$13,823
Common stock issued under stock plans and employee stock purchase plan	52	—	(25)	—	(25)
Stock-based compensation	—	—	(398)	—	(398)
Net loss	—	—	—	(3,165)	(3,165)
Balance at March 29, 2020	8,383	$8	$296,650	$(286,423)	$10,235

	For the three months ended March 31, 2019
	Common Stock (1)		Additional Paid-In (1)	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 30, 2018	6,823	$7	$285,062	$(267,814)	$17,255
Common stock issued under stock plans and employee stock purchase plan	35	—	(163)	—	(163)
Common stock issued for SensiML acquisition	84	—	903	—	903
Stock-based compensation	—	—	951	—	951
Net loss	—	—	—	(3,476)	(3,476)
Balance at March 31, 2019	6,942	$7	$286,753	$(271,290)	$15,470

1)	Common stock shares and additional paid-in capital amounts are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

The accompanying interim unaudited condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles, or U.S. GAAP, and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 13, 2020. Operating results for the three months ended March 29, 2020 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2020 and for 2019 ended on March 29, 2020 and March 31, 2019, respectively.

COVID-19 Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of the Company’s offices and employees, including those located in the United States.

 As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of the Company’s work-from-home policy that was implemented to protect its global workforce has contributed to delays in certain operational processes, including its routine quarterly financial statement close process for the first quarter of fiscal 2020. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfilment and service sites.

 The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2020 remain dynamic, and the broader implications for its business and results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of March 29, 2020, the Company's principal sources of liquidity consisted of cash and cash equivalents and restricted cash of $19.0 million, including $15.0 million drawn down from its revolving line of credit, or Revolving Facility with Heritage Bank of Commerce, or Heritage Bank. On November 6, 2019 the Company entered into a First Amendment to the Revolving Facility with Heritage Bank to extend the maturity date for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%). On May 6, 2020 we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act enacted on March 27, 2020. See Note 18 to the Unaudited Consolidated Financial Statements for the details.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

Reverse Stock Split

Effective on December 23, 2019, the Company enacted a 1-for-14 reverse stock split of its outstanding common stock, in which, every 14 issued and outstanding shares of common stock of the Company were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share, equity awards, and per share amounts contained in this Form 10-Q and the accompanying Condensed Consolidated Financial Statements have been adjusted to reflect the reverse stock split for all prior periods presented. Warrants issued in connection with the May 2018 stock issuance were also adjusted to reflect the reverse stock split for all periods presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Uses of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of long-lived assets including mask sets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

Note 2 — Significant Accounting Policies

During the three-month period ended March 29, 2020, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 29, 2019, except for the new accounting standards adopted during the three months ended March 29, 2020. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020. For a discussion of the new accounting standards adopted during the three months of 2020, see “New Accounting Pronouncements” below.

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

Leases

The Company applies Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) and related ASUs, which provide supplementary guidance and clarifications to account operating and finance leases. Under Topic 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at the commencement date. A ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. As of March 29, 2020, the Company’s right-of-use assets was approximately $2.4 million and lease liability was approximately $2.4 million as presented on the Company’s Consolidated Balance Sheet. See Note 8 to the Unaudited Consolidated Financial Statements for more details.

Business Combinations

The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred

Goodwill and Intangible Assets

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized, but are annually tested for impairment and more often if there is an indicator of impairment. Company recognized goodwill of $185,000 due to tax benefits that arose from intangible assets acquired in the SensiML acquisition.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU, No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. The Company adopted this standard prospectively effective December 30, 2019 with no impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementations Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under the new standard, implementations costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortizations expenses. The effective date for public companies is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is fiscal years beginning after December 15, 2021. The Company adopted this standard prospectively effective December 30, 2019 with no impact on the Consolidated Financial Statements.

In June 2016, FASB issued ASU No. 2016-13, or ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted ASU 2016-13 using the modified retrospective approach on December 30, 2019 with no impact on the Condensed Consolidated Financial Statements.

New accounting pronouncements not yet adopted:

In December 2019, the FASB issued ASU No. 2019-2, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification, or ASC 740, in order to reduce the cost and complexity of its application. These changes include elimination to the exceptions for (1) Intra-period tax allocation, (2) Deferred tax liabilities related to outside basis differences, and (3) Year-to-date losses in interim periods. This standard is effective from the fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

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

For the three months ended March 29, 2020 and March 31, 2019, 699,000 and 597,000 shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386,100 shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the three months ended March 29, 2020 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

All shares, equity awards, and per share amounts have been adjusted to reflect the 1-for-14 reverse stock split of the Company’s outstanding common stock for all periods presented.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of March 29, 2020, and December 29, 2019 (in thousands):

	March 29, 2020	December 29, 2019
Inventories:
Raw materials	$222	$222
Work-in-process	2,137	2,370
Finished goods	726	668
	$3,085	$3,260
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$1,072	$1,296
Other	213	269
	$1,285	$1,565
Property and equipment:
Equipment	$10,676	$10,694
Software	1,789	1,789
Furniture and fixtures	36	36
Leasehold improvements	509	474
	13,010	12,993
Less: Accumulated depreciation and amortization	(12,297)	(12,163)
	$713	$830
Capitalized internal-use software:
Capitalized during the period	$618	$365
Accumulated Amortization	(57)	(32)
	$561	$333
Accrued liabilities:
Employee related accruals	$851	$713
Other	372	420
	$1,223	$1,133

Note 5— Business Acquisition

On January 3, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SensiML for the purchase of all of its issued and outstanding common stock in exchange for the Company’s common stock.

SensiML has a software toolkit enabling IoT developers to quickly and easily create smart devices, transforming rich sensors into actionable event detectors.

The consolidated results of operations for the Company for the three months ended March 29, 2020 and March 31, 2019 include operating activities of SensiML.

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML as of March 29, 2020 (in thousands):

	March 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(120)	$839
Customer relationships	81	(50)	31
Trade names and trademarks	116	(15)	101
Total acquired identifiable intangible assets	$1,156	$(185)	$971

The following table provides the details of expected future annual amortization of intangible assets, based upon the current useful lives as of March 29, 2020 (in thousands):

Amount
Annual Fiscal Years
2020 (remaining period)	$112
2021	107
2022	107
2023	107
2024	107
Thereafter	431
Total	$971

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

As of March 29, 2020 and December 29, 2019, the Company had $15.0 million of revolving debt outstanding with an interest rates of 5.5% per annum. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

The Bank has a first priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

Note 8 — Leases

The Company entered into operating leases for office space for its headquarter, domestic and foreign subsidiaries and sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. As of March 29, 2020, the Company recognized right-of-use assets of approximately $2.4 million and lease liability of approximately $2.4 million relating to the operating and finance leases signed for the premises of its headquarters in San Jose, its San Diego office, and its subsidiaries SensiML in Oregon and India. Total rent expense for the quarter ended March 29, 2020 and March 31, 2019 was approximately $147,000 and $170,000 respectively.

The following table provides the activity related to operating and finance leases (in thousands):

	Three Months Ended
	Mach 29, 2020	March 31, 2019
Operating lease costs:
Fixed	$141	$152
Variable	-	-
Short term	6	18
Total	$147	170
Finance lease costs:
Amortization of ROU asset	$49	90
Interest	7	6
Total	$56	$96

The following table provides the details of supplemental cash flow information. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three months ended March 29, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$123	$177
Operating cash flows used for finance leases	7	4
Financing cash flows used for financing leases	60	74
Total	$190	$255
Right-of-use assets obtained in exchange for obligations:
Operating leases	$-	$542
Finance leases	773	433
Total	$773	$975

The following table provides the details of right-of-use assets and lease liabilities as of March 29, 2020 and December 29, 2019 (in thousands):

	March 29, 2020	December 29, 2019
Right-of-use assets:
Operating leases	$1,618	$2,200
Finance leases	826	170
Total	$2,444	$2,370
Lease liabilities:
Operating leases	1,642	1,816
Finance leases	772	471
Total	$2,414	$2,287

The following table provided the details of future lease payments for operating and finance leases as of March 29, 2020 (in thousands):

Annual Fiscal Years	Operating	Finance
2020 (Remaining period)	$512	$270
2021	473	281
2022	388	281
2023	388	—
2024	97	—
Total lease payments	1,858	832
Less: Interest	(216)	(60)
Present value of lease liabilities	$1,642	$772

The following table provides the details of lease terms and discount rates as of March 29, 2020 and December 29, 2019:

	March 29, 2020	December 29, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	3.63	3.81
Finance leases	4.44	2.65
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	5.66%	5.81%

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

The Company’s cash and cash equivalents include money market account balance of $18.4 million and $20.9 million as of March 29, 2020 and December 29, 2019, respectively. Fair value of the Company’s money market account balance with Heritage Bank equals to book value.

Note 10 — Stockholders' Equity

Common and preferred Stock

As of March 29, 2020, the Company was authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

 As of March 29, 2020, warrants exercisable for 386,100 shares of common stock at a price of $19.32 per share remain outstanding.

Note 11 — Employee Stock Plans

2009 Stock Plan

On April 24, 2019, the 2009 Stock Plan was replaced by the 2019 Stock Plan with an extended term of ten years through March 15, 2028. The remaining balance of available shares under the 2009 Plan of 299,070 were cancelled as of April 24, 2019.

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 Plan. Under the 2019 Plan, 357,143 shares of common stock are available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder. As of March 29, 2020, approximately 51,493 shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

The 2019 Plan was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things, reserved an additional 550,000 shares of common stock for issuance under 2019 Plan.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or the 2009 ESPP, was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 71,429 and 107,143 shares of common stock, respectively, for issuance under the 2009 ESPP. As of March 29, 2020, approximately 62,335 shares of the Company’s common stock were reserved for issuance under the 2009 ESPP.

The 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020, and approved by the Company’s stockholders on April 22, 2020 to, among other things, extended the term of the plan until March 5, 2029.

Further, 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things reserved an additional 300,000 shares of common stock for issuance under 2019 ESPP.

Note 12 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended March 29, 2020 and March 31, 2019 was as follows (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Cost of revenue	$12	$26
Research and development	(464)	655
Selling, general and administrative	54	270
Total costs and expenses	$(398)	$951

During the quarter ended March 29, 2020, the Company reversed certain stock-based compensation previously recorded due to the cancellation of certain performance based RSUs as established goals required for vesting were not achieved and due to the cancellation of RSUs due to restructuring related terminations.

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three-month periods ended March 29, 2020 and March 31, 2019.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended March 29, 2020 (in thousands):

Shares Available for Grants
2019 Plan
Balance at December 29, 2019	272
RSUs granted	(256)
PRSU's granted	(129)
RSUs forfeited or expired	123
PRSUs forfeited or expired	42
Balance at March 29, 2020	52

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the three months ended March 29, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2019	186	$32.09
Forfeited or expired	*	42.09
Exercised	-	-
Balance outstanding at March 29, 2020	186	$32.08	3.06	$—
Exercisable at March 29, 2020	179	$32.80	2.93	$—
Vested and expected to vest at March 29, 2020	186	$32.11	3.05	$—

* Shares expired were not material

There was no intrinsic value for the stock options based on the Company’s closing stock price of $3.04 per share as of March 29, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the three months ended March 29, 2020 and March 31, 2019 was $0. Total cash received from employees as a result of employee stock option exercises during the three months ended March 29, 2020 and March 31, 2019 was $0 and $3,600, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

Total stock-based compensation related to stock options was approximately $14,000 and $25,000 for the three months ended March 29, 2020 and March 31, 2019, respectively. As of March 29, 2020, the fair value of unvested stock options, net of forfeitures, was approximately $24,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 0.45 year.

Restricted Stock Units

The Company grants restricted stock units or RSUs, to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was approximately $(418,000) and $877,000 for the three months ended March 29, 2020 and March 31, 2019, respectively. Due to the cancellation of certain performance based RSUs and cancellations relating to restructuring, which was implemented in January 2020, the Company reversed stock-based compensation previously recorded resulting in a credit to the stock based compensation during the quarter ended March 29, 2020. As of March 29, 2020 and March 31, 2019, there was approximately $2.4 million and $3.2 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.24 years.

A summary of activity for the Company's RSUs for the three months ended March 29, 2020 is as follows:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 29, 2019	377	$12.55
Granted	385	4.52
Vested	(84)	11.40
Forfeited	(165)	—
Nonvested at March 29, 2020	513	$8.13

Employee Stock Purchase Plan

As of March 29, 2020, 62,335 shares remained available for issuance under the 2009 ESPP. For the three months ended March 29, 2020 and March 31, 2019, the Company recorded stock-based compensation expense related to the 2009 ESPP of approximately $0 and $49,000, respectively. The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the first quarter ended March 29, 2020 and March 31, 2019, was $0 and $.0.31, respectively, per right, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended
	March 29, 2020	March 31, 2019
Expected term (months)	—	6.00
Risk-free interest rate	—	2.37%
Volatility	—	53.77%
Dividend yield	—	—

As of March 29, 2020, there was no unrecognized stock-based compensation expense relating to the Company's 2009 ESPP. ESPP grants were suspended until the extension of the term of 2009 ESPP was ratified by the shareholders in the annual general meeting on April 22, 2020.

Note 13 — Income Taxes

The Company recorded a net income tax expense of approximately $18,000 and benefit of $268,000 for the three months ended March 29, 2020 and March 31, 2019, respectively. A majority of the income tax expense for the first quarter of 2020 relates to the Company's foreign subsidiaries, which are cost-plus entities. A majority of the income tax benefit for the quarter ended March 31, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries, which are cost-plus entities.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of March 29, 2020. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of March 29, 2020 and December 31, 2019, which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enacted date. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analysing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available. The Company will continue to make and refine the calculations as additional analysis is completed.

Note 14 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue by product line (1):
New products	$486	$687
Mature products	1,672	2,507
Total revenue	$2,158	$3,194

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue by geography:
Asia Pacific (1)	$406	$1,431
North America (2)	952	1,163
Europe	800	600
Total revenue	$2,158	$3,194

(1)	Asia Pacific includes revenue from Japan of $394,000, or 18% of total revenue and $434,000 or 14% of total revenue for the quarter ended March 29, 2020, and March 31, 2019, respectively.
(2)

North America includes revenue from the United States of $942,000, or 44% of total revenue, and $1.1 million, or 36% of total revenue, for the three months ended March 29, 2020 and March 31, 2019, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 29, 2020	March 31, 2019
Distributor "A"	38%	37%
Distributor "C"	25%	16%
Distributor "E"	13%	*
Distributor "G"	*	27%
Customer "B"	14%	*
Customer "E"	14%	*
Customer "F"	13%	*
Customer "I"	*	27%
Customer "K"	*	14%
Customer "L"	11%	*
Customer "M"	11%	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 29, 2020	December 29, 2019
Distributor "A"	31%	20%
Distributor "C"	33%	23%
Distributor "E"	12%	12%
Distributor "J"	19%	31%

_______________

*	Represents less than 10% of revenue and accounts receivable as of the date presented.

As of March 29, 2020, 7% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 15 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of March 29, 2020, and December 29,

2019, the Company had $51,000 and $57,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of March 29, 2020, total outstanding purchase obligations for other goods and services were $795,000 of which $783,000 were due within the next twelve months.

Note 16 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of March 29, 2020, the Company was not involved in any litigation.

Note 17 — Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $479,000 of restructuring charges in the quarter ended March 29, 2020, consisting primarily of employee severance related costs. The unpaid restructuring liabilities of $93,000 was included in the "Accrued Liabilities" in the consolidated balance sheet, which is expected to be paid in the second quarter of fiscal 2020. The activities affecting the restructuring liabilities for the quarter ended March 29, 2020 are summarized as follows:

Restructuring Liabilities
Balance at December 30, 2019	$-
Accruals	479
Payments and adjustments relating to non-cash items	(386)
Balance at March 29, 2020	$93

Note 18 — Subsequent Event

On May 6, the Company entered into a loan agreement with Heritage Bank (the “Loan”) for a loan of $1,191,687.77 pursuant to the PPP under the CARES Act, as implemented by the U.S. Small Business Administration.

The Loan is evidenced by a promissory note (the “Note”) dated May 6, 2020, and matures two years from the disbursement date. The Note bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the Note.

The principal and interest of the Loan are repayable in 18 monthly equal installments of $67,065.21 each. Interest accrued in the first six months is included in the monthly installments. Installments must be paid by the fifth calendar day.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2019, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2019. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We develop low power, multi-core semiconductor platforms and intellectual property, or IP, for artificial intelligence, or AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from wholly owned subsidiary, SensiML Corporation, or SensiML, completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT applications.

Our solutions are created from our new silicon platforms including our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through our wholly owned subsidiary SensiML, we now have an AI software platform that includes Software-as-a-Service, or SaaS, subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new product revenue category.

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

During the first quarter of 2020, we generated total revenue of $2.2 million, which represents a decrease of 25% compared to the fourth quarter of 2019 and 32% compared to the first quarter of 2019. Our new product revenue in the first quarter was $486,000, which represents a decrease of 32% from the prior quarter and 29% from the first quarter of 2019. Our mature product revenue was $1.7 million in the first quarter of 2020, which represents a decrease of 23% from the prior quarter and 33% compared to the first quarter of 2019. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $3.2 million for the first quarter of 2020, a decrease of 9% compared with the first quarter of 2019 and an increase of 3% compared with the fourth quarter of 2019.

COVID-19 Response

Our top priority during the ongoing COVID-19 pandemic remains the health and safety of our employees and their families. As global governments institute restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for operations.

Our Employees

We are in the midst of what is a historic deployment of remote work and digital access to services. Most of our personnel continue to work from home except few personnel, who are required for minimum operations. We only allow employees in our facilities who are essential to the facilities’ operations under best practices guidelines on maintaining physical distancing, utilizing enhanced cleaning protocols and usage of personal protective equipment.

Our Customers

We are committed to our customers to enable the support they need to continue providing vital services and tools. Our global offices remain operational to meet customer needs during the pandemic in compliance with the orders and restrictions imposed by local authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. While the pandemic has created delays on the inbound supply chain at our partners and our own facilities and both inbound and outbound logistical challenges, we have been able to identify alternative solutions such that none of the issues have had a material impact on our ability to fulfil demand.

Liquidity

In anticipation of further COVID-19 related disruptions to our business, we have undertaken a comprehensive review of our spending plans and expect to reduce discretionary spending in future periods while maintaining an ongoing focus on key initiatives. Our balance sheet is well positioned and had $19.0 million of cash and cash equivalents as of March 29, 2020, including the draw-down of $15.0 million from revolving credit facility maturing in September 2021. On May 6, 2020 we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27 (the “CARES Act”). We are in discussions with our lenders to ensure continued availability of funds in future quarters in the event of a further economic downturn.

The extent of the impact of COVID-19 on our operational and financial performance, including our ability to meet the sales targets will depend on future developments, including the duration and spread of the pandemic, restrictions on travel, transportation and other containment measures, our compliance with these measures and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted.

The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2020 remain dynamic, and the broader implications for its business and results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

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

Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended March 29, 2020, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020, except for the new accounting standards adopted in the first quarter of 2020 as described in Note 2 to the condensed consolidated financial statements as of and for the three months ended March 29, 2020. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 29, 2020 for the details of the newly adopted accounting standards.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue	100%	100%
Cost of revenue	48%	38%
Gross profit	52%	62%
Operating expenses:
Research and development	85%	102%
Selling, general and administrative	87%	76%
Restructuring	22%	—
Loss from operations	(142)%	(116)%

Interest expense	(4)%	(3)%
Interest income and other (expense), net (1)	—	2%
Loss before income taxes	(146)%	(117)%
Provision for income taxes	1%	(8)%
Net loss	(147)%	(109)%

(1)	Insignificant percentages are rounded to zero percentage (-%) for disclosure.

Three Months Ended March 29, 2020 Compared to Three Months Ended March 31, 2019

Revenue

The table below sets forth the changes in revenue for the three months ended March 29, 2020, as compared to the three months ended March 31, 2019 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2020		March 31, 2019		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue by product line (1):
New products	$486	23%	$687	22%	$(201)	(29)%
Mature products	1,672	77%	2,507	78%	(835)	(33)%
Total revenue	$2,158	100%	$3,194	100%	$(1,036)	(32)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The net decrease of $201,000 in the revenue of new products was primarily due to a decrease in display bridge solutions, which were not fully offset by other new products. The $835,000 decrease in the revenue of mature products was primarily due to lower shipments to our aerospace and avionics customers.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2020		March 31, 2019		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
Revenue	$2,158	100%	$3,194	100%	$(1,036)	(32)%
Cost of revenue	1,043	48%	1,215	38%	(172)	(14)%
Gross profit	$1,115	52%	$1,979	62%	$(864)	(44)%

In the first quarter of 2020, gross profit margin percentage was lower by 10% as compared to the same quarter in the prior year. This was primarily due to a decrease of higher gross margin mature products shipments. The sale of previously reserved inventory was $17,000 and $32,000 in the first quarters of 2020 and 2019, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 29, 2020, as compared to the three months ended March 31, 2019 (in thousands, except percentage data):

	Three Months Ended
	March 29, 2020		March 31, 2019		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
R&D expense	$1,819	84%	$3,242	102%	$(1,423)	(44)%
SG&A expense	1,879	87%	2,446	77%	(567)	(23)%
Restructuring Expense	479	22%	-	0%	479	100%
Total operating expenses	$4,177	193%	$5,688	179%	$(1,511)	(27)%

Research and Development

Our Research and Development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $1.4 million decrease in R&D expenses in the first quarter of 2020, as compared to the first quarter of 2019, was primarily attributable to the decrease of stock based compensation due to cancellation of performance based restricted stock units and the restructuring plan implemented in January 2020.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $567,000 decrease in SG&A expenses in the first quarter of 2020, as compared to the first quarter of 2019 was primarily attributable to lower compensation costs, including stock-based compensation, due to the restructuring plan implemented in January 2020 and lower outside services costs.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $479,000 of restructuring charges in the first quarter of fiscal year 2020, consisting primarily of employee severance related costs. The restructuring liabilities are included in the "Accrued Liabilities" line item in the consolidated balance sheet. See Note 17 to the Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other (Expense), Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29, 2020	March 31, 2019	Amount	Percentage
Interest expense	$(80)	$(83)	$3	(4)%
Interest income and other (expense), net	(5)	48	(53)	(110)%
	$(85)	$(35)	$(50)	143%

Interest expense relates primarily to the Company's line of credit facility. Interest income and other (expenses) relates to the interest earned on our money market accounts and exchange (gain) or losses.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended March 29, 2020 as compared to the three months ended March 31, 2019 (in thousands, except percentage data):

	Three Months Ended		Change
	March 29, 2020	March 31, 2019	Amount	Percentage
Provision for income taxes	$18	$(268)	$286	(107)%

The majority of the income tax expense for the quarter ended March 29, 2020 relates to the Company's foreign subsidiaries, which are cost-plus entities. A majority of the income tax benefit for the quarter ended March 31, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries, which are cost-plus entities

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, finance leases, a revolving line of credit and cash flows from operations. As of March 29, 2020, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $19.0 million, including $15.0 million line of credit with Heritage Bank.

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

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires us to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. As of March 29, 2020, we had $15.0 million of outstanding revolving line of credit with an interest rate of 5.5%.

On November 6, 2019, the Company entered into a First Amendment to the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date of the Revolving Facility for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%). We were in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

In May 2018, we issued an aggregate of 965,251 shares of common stock and warrants to purchase up to an aggregate of 386,100 shares of common stock in an underwritten public offering at a combined price of $16.10 per unit of common stock and warrant. We received total net proceeds of $13.9 million from the offering. On June 21, 2019, we completed an underwritten public offering of 1.3 million shares of common stock, at a price of $7.00 per share, which included 171,429 shares issued pursuant to the underwriters’ full exercise of their over-allotment option. We received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for the details.

On May 6, 2020 we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act enacted on March 27, 2020. We are in discussions with our lenders to ensure continued availability of funds in future quarters given the prospect of further economic downturn. The PPP loan helps to fund payroll related expenses, utilities and rent for two months during Covid-19 pandemic.

We believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund our operations and capital expenditure and provide adequate working capital for the next twelve months. The PPP loan obtained in May 2020 can help us to remain in compliance with our debt covenants. See Note 18 to the Unaudited Condensed Consolidated Financial Statements for details.

Over the longer term, we anticipate that the generation of sales from our new and mature product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. Our Revolving Facility with Heritage Bank matures in September 2021, which we plan to renew or find an alternative lender prior to the maturity date. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. We believe that we will be able to either renew the Revolving Facility or obtain alternative financing on the acceptable terms. However, we cannot provide any assurance that PPP loan will be forgiven or we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. Our inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of March 29, 2020, most of our cash and cash equivalents were invested in the money market account of Heritage Bank. As of March 29, 2020, our interest-bearing debt consisted of $772,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 7 and 8 to the Unaudited Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $381,000 and $548,000 as of March 29, 2020 and December 29, 2019, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Net cash used in operating activities	$(2,175)	$(2,916)
Net cash used in investing activities	(290)	(91)
Net cash used in financing activities	(85)	(237)

Net cash used in operating activities

For the three months ended March 29, 2020, net cash used in operating activities was $2.2 million, which was primarily due to the net loss of $3.2 million, adjusted for negative non-cash charges of $112,000. Non-cash charges consisted primarily of $398,000 net gain from reversal of stock-based compensation and depreciation and amortization expenses of $265,000. The net gain from the reversal of stock-based compensation was a result of the cancellation of certain performance based RSUs, as established goals required for vesting were not achieved and cancellation of RSUs due to restructuring related terminations. Cash inflows from changes in operating assets and liabilities were $1.1 million, primarily due to decrease of accounts receivable, decrease of inventory and decrease of prepaid assets.

For the three months ended March 31, 2019, net cash used in operating activities was $2.9 million, which was primarily due to the net loss of $3.5 million, adjusted for non-cash charges of $1.3 million and cash outflows from changes in operating assets and liabilities of $481,000. Non-cash charges consisted primarily of stock-based compensation expense of $951,000, which includes $514,000 related to new employees as a result of the acquisition of SensiML, depreciation and amortization of $292,000 and inventory write-down of $80,000. Cash outflows from changes in operating assets and liabilities were $993,000, which were offset by cash inflows of $512,000. During the first quarter of 2019, we received a tax benefit of $282,000 arising from the intangible assets due to the acquisition of SensiML.

Net cash used in investing activities

For the three months ended March 29, 2020 cash used in investing activities was $290,000, which was primarily attributable to the capitalized internal-use software and capital expenditure relating to leasehold improvements and computer equipment.

For the three months ended March 31, 2019 cash used in investing activities was $91,000, which was primarily due to cash used to pay for computer and test equipment associated with software development of $111,000, which was partially offset by cash received as a result of the SensiML acquisition of $20,000.

Net cash used in financing activities

For the three months ended March 29, 2020 cash used in financing activities was $85,000, which was primarily derived from the proceeds of $12.0 million from the Revolving Facility with the Heritage Bank, which was offset by repayments of $12.0 million, scheduled repayments of $60,000 for finance lease obligations and tax payments related to net settlement of stock awards of $25,000.

For the three months ended March 31, 2019, cash used in financing activities was $237,000, which was primarily derived from the proceeds of $12.0 million from the Revolving Facility with the Heritage Bank, which was offset by repayments of $12.0 million, scheduled repayments of $74,000 for finance lease obligations and tax payments related to net settlement of stock awards of $167,000.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of March 29, 2020 including the PPP Loan received in May 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Contractual obligations:
Operating Leases	$1,858	$512	$861	$485
Finance and software lease obligations	832	270	562	—
Wafer purchases (1)	51	51	—	—
Other purchase commitments	795	783	12	—
Total contractual cash obligations	$3,536	$1,616	$1,435	$485
Other commercial commitments:
Revolving line of credit	15,000	15,000	—	—
PPP Loan	1,192	402	790	—
Total commercial commitments	16,192	15,402	790	—
Total contractual cash obligations	$19,728	$17,018	$2,225	$485

________________________

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt. We do not use derivative financial instruments to manage our interest rate risk. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default, market risk and reinvestment risk. Our investment portfolio is generally comprised of investments that meet high credit quality standards and have active secondary and resale markets. Since these securities are subject to interest rate risk, they could decline in value if interest rates fluctuate or if the liquidity of the investment portfolio were to change. Due to the short duration and conservative nature of our investment portfolio, we do not anticipate any material loss with respect to our investment portfolio. A 10% move in interest rates as of the end of the first quarter of 2020 would have had an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 24% and 24% of total operating expenses for the first three months of 2020 and 2019, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $101,000 in the first three months of 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 29, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None. See Note 16 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our 2019 Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on March 13, 2020, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

The COVID-19 pandemic could have a material adverse effect on our business, cash flows and results of operations.

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of the Company’s offices and employees, including those located in the United States.

As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of the Company’s work-from-home policy that was implemented to protect its global workforce has contributed to delays in certain operational processes, including its routine quarterly financial statement close process for the first quarter of fiscal 2020. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites. The Company expects these existing conditions to have an adverse impact on its revenue and results of operations for the second quarter of fiscal 2020 and, possibly, in future quarters during the current fiscal year.

The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2020 remain dynamic, and the broader implications for its business and results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

The risks in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business and results from operations.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description	Form	Exhibit	Filing Date

10.1	Promissory note between QuickLogic and Heritage bank dated May 6, 2020.	8-K	10.1	5-11-2020
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	May 22,2020	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)