Form 10-Q/A
period 2020-03-29
QUICKLOGIC Corp
filed 2020-06-05
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of QuickLogic Corporation (the “Company”) for the quarter ended March 29, 2020, that was filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 22, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Original Form 10-Q.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2020, in accordance with an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), the Company relied on the relief provided by the Order to briefly delay the filing of its Original Form 10-Q due to circumstances related to the current coronavirus (“COVID-19”) pandemic. Specifically, the Company disclosed that it had experienced delays in its routine quarterly financial statement close process due to circumstances related to COVID-19, including disruptions to the Company’s operations and business and the impact of the Company’s work-from-home policy implemented to protect its global workforce, thus resulting in more restricted access to facilities and books and records. The Company disclosed it expected to file the Form 10-Q on or about May 22, 2020, but no later than June 22, 2020, which is 45 days after the original filing deadline of the Form 10-Q. The Company filed the Original Form 10-Q on May 22, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. This Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-Q.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	June 5, 2020	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)