Form 10-Q
period 2020-09-27
QUICKLOGIC Corp
filed 2020-11-06
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2020

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

Yes  ☐    No  ☒

As of October 30, 2020, there were 11,068,479 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 27, 2020

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 27,	December 29,
	2020	2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$24,685	$21,548
Accounts receivable, net of allowances for doubtful accounts of $0	1,115	1,991
Inventories	3,138	3,260
Other current assets	1,167	1,565
Total current assets	30,105	28,364
Property and equipment, net	563	830
Capitalized internal-use software, net	844	333
Right of use assets	1,995	2,370
Intangible assets	897	1,008
Goodwill	185	185
Other assets	279	314
TOTAL ASSETS	$34,868	$33,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,010	1,003
Accrued liabilities	1,368	1,133
Paycheck protection program loan	660	—
Deferred revenue	45	158
Lease liabilities-current	709	704
Total current liabilities	18,792	17,998
Long-term liabilities:
Paycheck protection program loan, less current portion	532	—
Lease liabilities-non-current	1,297	1,583
Total liabilities	20,621	19,581
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 11,068 and 8,331 shares issued and outstanding as of September 27, 2020 and Balance at December 29, 2019, respectively	11	8
Additional paid-in capital	305,703	297,073
Accumulated deficit	(291,467)	(283,258)
Total stockholders' equity	14,247	13,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,868	$33,404

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue	$1,780	$2,158	$6,134	$7,439
Cost of revenue	857	1,117	3,092	3,397
Gross profit	923	1,041	3,042	4,042
Operating expenses:
Research and development	1,380	3,139	5,399	9,596
Selling, general and administrative	1,478	2,095	5,022	6,881
Restructuring costs	111	—	624	—
Total operating expenses	2,969	5,234	11,045	16,477
Loss from operations	(2,046)	(4,193)	(8,003)	(12,435)
Interest expense	(36)	(63)	(299)	(270)
Interest income and other expense, net	27	55	94	153
Loss before income taxes	(2,055)	(4,201)	(8,208)	(12,552)
Provision for (benefit from) income taxes	10	70	1	(171)
Net loss	$(2,065)	$(4,271)	$(8,209)	$(12,381)
Net loss per share:
Basic and diluted (1)	$(0.19)	$(0.51)	$(0.88)	$(1.66)
Weighted average shares outstanding:
Basic and diluted (1)	11,023	8,313	9,315	7,441

Note: Net loss equals to comprehensive loss for all periods presented.

(1) Net loss per share, and weighted average shares outstanding basic and diluted for the three and nine months ended September 29, 2019 are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27,	September 29,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,209)	$(12,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	644	900
Stock-based compensation	601	2,490
Write-down of inventories	55	80
Write-off of equipment	41	2
Tax benefit from acquisition	—	(282)
Changes in operating assets and liabilities:
Accounts receivable	876	950
Inventories	67	378
Other assets	433	304
Trade payables	225	(492)
Accrued liabilities	235	(702)
Deferred revenue	(113)	19
Other long-term liabilities	—	(16)
Net cash used in operating activities	(5,145)	(8,750)
Cash flows from investing activities:
Capital expenditures for property and equipment	(155)	(599)
Capitalized internal-use software	(607)	—
Cash received from business acquisition	—	20
Net cash used in investing activities	(762)	(579)
Cash flows from financing activities:
Payment of finance lease obligations	(179)	(283)
Proceeds from paycheck protection program loan	1,191	—
Proceeds from line of credit	42,000	32,000
Repayment of line of credit	(42,000)	(32,000)
Proceeds from issuance of common stock, net of issuance costs	8,099	8,258
Taxes paid related to net settlement of equity awards	(67)	(287)
Net cash provided by financing activities	9,044	7,688
Net increase in cash, cash equivalents and restricted cash	3,137	(1,641)
Cash, cash equivalents and restricted cash at beginning of period	21,548	26,463
Cash, cash equivalents and restricted cash at end of period	$24,685	$24,822

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2019	8,331	$8	$297,073	$(283,258)	$13,823
Common stock issued under stock plans and employee stock purchase plan	52	—	(25)	—	(25)
Stock-based compensation	—	—	(398)	—	(398)
Net loss	—	—	—	(3,165)	(3,165)
Balance at March 29, 2020	8,383	8	296,650	(286,423)	10,235
Common stock issued under stock plans and employee stock purchase plan	29	—	(31)	—	(31)
Common stock offering, net of issuance costs of $1,100	2,500	3	7,653	—	7,656
Stock-based compensation	—	—	741	—	741
Net loss	—	—	—	(2,979)	(2,979)
Balance at June 28, 2020	10,912	11	305,013	(289,402)	15,622
Common stock issued under stock plans and employee stock purchase plan	14	—	(13)	—	(13)
Common stock offering, net of issuance costs of $52	142	—	445	—	445
Stock-based compensation	—	—	258	—	258
Net loss	—	—	—	(2,065)	(2,065)
Balance at September 27, 2020	11,068	$11	$305,703	$(291,467)	$14,247

			Additional		Total
	Common Stock (1)		Paid-In (1)	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 30, 2018	6,823	$7	$285,062	$(267,814)	$17,255
Common stock issued under stock plans and employee stock purchase plan	35	—	(163)	—	(163)
Common stock issued for SensiML acquisition	84	—	903	—	903
Stock-based compensation	—	—	951	—	951
Net loss	—	—	—	(3,476)	(3,476)
Balance at March 31, 2019	6,942	7	286,753	(271,290)	15,470
Common stock issued under stock plans and employee stock purchase plan	38	—	210	—	210
Common stock offering, net of issuance costs of $1,200	1,314	1	8,024	—	8,025
Stock-based compensation	—	—	791	—	791
Net loss	—	—	—	(4,634)	(4,634)
Balance at June 30, 2019	8,294	8	295,778	(275,924)	19,862
Common stock issued under stock plans and employee stock purchase plan	31	—	(94)	—	(94)
Stock issuance costs	—	—	(6)	—	(6)
Stock-based compensation	—	—	747	—	747
Net loss	—	—	—	(4,271)	(4,271)
Balance at September 29, 2019	8,325	$8	$296,425	$(280,195)	$16,238

1)

Common stock shares and additional paid-in capital amounts as of December 31, 2018, and in the three-months ended March 31, 2019, June 30, 2019 and September 29, 2019 are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. Operating results for the three and nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2020 and for 2019 ended on September 27, 2020 and September 29, 2019, respectively.

COVID-19 - Impact on Business

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since this declaration. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of the Company’s offices and employees, including those located in the United States. As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites.

As such, while COVID-19 has had an impact on the Company's financial results on the three and nine months ended September 27, 2020,  the COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2020 remain dynamic, and the broader implications for its business and future results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations. It is difficult to accurately predict the full impact that COVID-19 will have on the Company's future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. The Company will continue to closely monitor the pandemic's associated effects on all aspects of the business.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses and strategically align resources around the Company's open source, AI SaaS and IP Leasing businesses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $624,000 of restructuring charges during the nine-month period ended September 27, 2020, consisting primarily of employee severance related costs and facility costs. During the third quarter, the Company incurred additional restructuring expenses of $111,000 relating to the closure of the San Diego and India facilities.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of September 27, 2020, the Company's principal sources of liquidity consisted of cash and cash equivalents and restricted cash of  $24.7 million, including $15.0 million drawn down from its revolving line of credit (“Revolving Facility”) with Heritage Bank of Commerce (“Heritage Bank”), and $1.2  million loan proceeds received under Paycheck Protection Program (“PPP”). On November 6, 2019 the Company entered into a First Amendment to the Revolving Facility with Heritage Bank to extend the maturity date for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

On May 6, 2020, the Company entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the PPP under the CARES Act enacted on March 27, 2020. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for the details.

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share. The Company received total gross proceeds from the offering of approximately $9.3 million, including $0.5 million received from the overallotment under the terms of the Underwriting Agreement to purchase up to an additional 375,000 shares. Underwriters partially exercised the option to purchase 141,733 additional shares of Common Stock. The Company incurred approximately $1.2 million of stock issuance costs for this offering. Total net proceeds received from this offering was $8.1 million after deducting underwriting discounts and other stock issuance costs. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for the details.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software tools; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

Reverse Stock Split

Effective on December 23, 2019, the Company enacted a 1-for-14 reverse stock split of its outstanding common stock, in which, every 14 issued and outstanding shares of common stock of the Company were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share, equity awards, and per share amounts contained in this Form 10-Q and the accompanying Unaudited Condensed Consolidated Financial Statements have been adjusted to reflect the reverse stock split for all prior periods presented. Warrants issued in connection with the May 2018 stock issuance were also adjusted to reflect the reverse stock split for all periods presented.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for information regarding concentrations associated with accounts receivable.

Note 2 — Significant Accounting Policies

During the nine-month period ended September 27, 2020, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 29, 2019, except for the new accounting standards adopted during the nine months ended September 27, 2020. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020. For a discussion of the new accounting standards adopted during the first nine months of 2020, see “New Accounting Pronouncements” below.

Fair Value Measurements

The Company’s cash, cash equivalents and restricted cash include money market account balance of $24.1 million and $20.9 million as of September 27, 2020 and December 29, 2019, respectively. Fair value of the Company’s money market account balance with Heritage Bank equals to book value.

Restricted cash

Cash, cash equivalent and restricted cash includes an amount of $100,000 pledged as cash security related to the use of credit cards as of September 27, 2020 and December 29, 2019.

New Accounting Pronouncements

Recently adopted accounting pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU"), No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. The Company adopted this standard prospectively effective December 30, 2019 with no impact on the Consolidated Financial Statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission ("SEC") filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

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

For the three and nine months ended September 27, 2020 and September 29, 2019, 979,363 and 559,587 shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386,100 shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation of the three and nine months ended September 27, 2020 and September 29, 2019 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

All shares, equity awards, and per share amounts have been adjusted to reflect the 1-for-14 reverse stock split of the Company’s outstanding common stock for all periods presented.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of September 27, 2020, and December 29, 2019 (in thousands):

	September 27,	December 29,
	2020	2019
Inventories:
Raw materials	$191	$222
Work-in-process	2,229	2,370
Finished goods	718	668
	$3,138	$3,260
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$906	$1,296
Other	261	269
	$1,167	$1,565
Property and equipment, net:
Equipment	$10,426	$10,694
Software	1,786	1,789
Furniture and fixtures	33	36
Leasehold improvements	466	474
	12,711	12,993
Less: Accumulated depreciation and amortization	(12,148)	(12,163)
	$563	$830
Capitalized internal-use software, net:
Capitalized internal-use software	$972	$365
Less: Accumulated amortization	(128)	(32)
	$844	$333
Accrued liabilities:
Employee related accruals	$1,011	$713
Other	357	420
	$1,368	$1,133

Note 5 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML as of September 27, 2020 (in thousands):

	September 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(168)	$791
Customer relationships	81	(70)	11
Trade names and trademarks	116	(21)	95
Total acquired identifiable intangible assets	$1,156	$(259)	$897

The following table provides the details of expected future annual amortization of intangible assets, based upon the current useful lives as of September 27, 2020 (in thousands):

Annual Fiscal Years
2020 (remaining period)	$38
2021	107
2022	107
2023	107
2024	107
Thereafter	431
Total	$897

Note 6 — Debt Obligations

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

As of September 27, 2020 and December 29, 2019, the Company had $15.0 million of revolving debt outstanding with an interest rates of 5.5% per annum. The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Amended and Restated Loan Agreement. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. On September 28, 2020, the Company repaid the $15.0 million loan.

Payroll Protection Program Loan

On May 6, 2020, the Company entered into a loan agreement with Heritage Bank (“PPP Loan”) for a loan of $1.2 million pursuant to the PPP under the CARES Act, as implemented by the U.S. Small Business Administration.

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

The principal and interest of the Loan are repayable in 18 monthly equal installments of $67,000 each starting in December 2020. Interest accrued in the first six months is included in the monthly installments. Installments must be paid by the fifth calendar day of each month.

On June 5, 2020, the Paycheck Protection Flexibility Act (“PPPFA”) was signed into law. Among other changes, the PPPFA (i) reduced the amount of the loan required to be spent on payroll from 75% to 60%, (ii) extended the covered period to 24 weeks from 8 weeks, and (iii) extended the repayment term of PPP loan from 2 years to 5 years. For the loans disbursed before June 5, 2020, the PPPFA provides the option to opt for 24 weeks for spending the loan instead of 8 weeks. The Company has opted for 24 weeks to spend the PPP Loan. As of September 27, 2020, the Company fully utilized the loan proceeds in compliance with the PPPFA guidelines. The Company expects to apply for the full loan forgiveness in the fourth quarter of 2020. Forgiveness of this loan will only be recognized if/when legal release is received.

Note 7 — Leases

The Company entered into operating leases for office space for its headquarter, domestic and foreign subsidiaries and sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. As of September 27, 2020, the balance of right-of-use assets was approximately $2.0 million and lease liability was approximately $2.0 million relating to the operating and finance leases signed for the premises of its headquarters in San Jose and its subsidiaries SensiML in Oregon and India. Lease term of San Diego facility expired in July, 2020. The Company did not renew the lease agreement as San Diego office was closed. On July 10, 2020, Indian subsidiary leased a smaller office premises of approximately 1100 square feet for a period of eleven months to accommodate the reduced headcount. Effective July 2020, the rental expense of the old office is expensed to restructuring charges. Total rent expense for the three months ended September 27, 2020 and September 29, 2019 was approximately $150,000 and $192,000, respectively. Total rent expense for the nine months ended September 27, 2020 and September 29, 2019 was approximately $455,000 and $629,000, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease costs:
Fixed	$146	$186	$440	$596
Short term	4	6	15	33
Total	$150	$192	$455	$629
Finance lease costs:
Amortization of ROU asset	$91	$91	$224	$273
Interest	9	3	29	14
Total	$100	$94	$253	$287

The following table provides the details of supplemental cash flow information. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the nine months ended September 27, 2020 and September 29, 2019 (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$427	$633
Operating cash flows used for finance leases	29	20
Financing cash flows used for financing leases	179	283
Total	$635	$936
Right-of-use assets obtained in exchange for obligations:
Operating leases	$—	$1,920
Finance leases	773	250
Total	$773	$2,170

The following table provides the details of right-of-use assets and lease liabilities as of September 27, 2020 and December 29, 2019 (in thousands):

	September 27, 2020	December 29, 2019
Right-of-use assets:
Operating leases	$1,344	$2,200
Finance leases	651	170
Total right of use assets	$1,995	$2,370
Lease liabilities:
Operating leases	$1,386	$1,816
Finance leases	620	471
Total lease liabilities	$2,006	$2,287

The following table provided the details of future lease payments for operating and finance leases as of September 27, 2020 (in thousands):

Annual Fiscal Years	Operating Leases	Finance Leases
2020 (Remaining period)	$110	$103
2021	488	281
2022	409	278
2023	422	—
2024	106	—
Total lease payments	1,535	662
Less: Interest	(149)	(42)
Present value of lease liabilities	$1,386	$620

The following table provides the details of lease terms and discount rates as of September 27, 2020 and December 29, 2019:

	September 27, 2020	December 29, 2019
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	3.26	3.81
Finance leases	2.25	2.65
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	5.50%	5.81%

Note 8 — Stockholders' Equity

Common and Preferred Stock

As of September 27, 2020, the Company was authorized to issue 200 million shares of common stock and had 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share. The Company received gross proceeds from the offering of approximately $8.8 million and incurred stock issuance costs of approximately $1.1 million. Under the terms of the underwriting agreement, the Company granted the underwriter a 30-day option to purchase up to an additional 375,000 shares of common stock to cover overallotments. On July 21, 2020, the underwriter’s partially exercised the option to purchase 141,733 additional shares of common stock in connection with the offering, resulting in additional gross proceeds to the Company of approximately $0.5 million and incurred additional stock issuance costs of approximately $52,000. Total gross proceeds received from this offering was approximately $9.3 million and incurred total stock issuance costs of approximately $1.2 million. Net proceeds received from this offering after deducting stock issuance costs was approximately $8.1 million.

 As of September 27, 2020, warrants exercisable for 386,100 shares of common stock at an exercise price of $19.32 per share remain outstanding.

Note 9 — Employee Stock Plans

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

The 2019 Plan was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things, reserved an additional 550,000 shares of common stock for issuance under the 2019 Plan. As of September 27, 2020, approximately 286,628 shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“2009 ESPP”) was adopted in March 2009. The 2009 ESPP was amended by the Board of Directors in January 2015 and in February 2017, and was approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 71,429 and 107,143 shares of common stock, respectively, for issuance under the 2009 ESPP.

The 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020, and approved by the Company’s stockholders on April 22, 2020 to, among other things, extend the term of the plan until March 5, 2029.

Further, the 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things reserved an additional 300,000 shares of common stock for issuance under the 2009 ESPP. As of September 27, 2020, approximately 362,335 shares of the Company’s common stock were reserved for issuance under the 2009 ESPP.

Note 10 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended September 27, 2020 and September 29, 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Cost of revenue	$37	$15	$80	$59
Research and development	51	521	73	1,708
Selling, general and administrative	170	212	448	723
Total	$258	$748	$601	$2,490

During the nine months ended September 27, 2020, the Company reversed stock-based compensation expense related to the cancellation of certain unvested performance based RSUs and restructuring-related terminations. During the second quarter of 2020, the Company issued fully vested RSUs in lieu of cash for variable compensation to certain employees.

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and nine months ended September 27, 2020 and September 29, 2019.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended September 27, 2020 (in thousands):

Shares Available for Grants
2020 Plan
Balance at December 29, 2019	272
Authorized shares	550
RSUs granted	(356)
PRSU's granted	(440)
Options cancelled	50
RSUs forfeited or expired	168
PRSUs forfeited or expired	43
Balance at September 27, 2020	287

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the nine months ended September 27, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2019	186	$32.09	3.32	—
Forfeited or expired	(50)	—
Exercised	—	—
Balance outstanding at September 27, 2020	136	$29.37	3.60	$—
Exercisable at September 27, 2020	136	$29.37	3.60	$—
Vested and expected to vest at September 27, 2020	136	$29.37	3.60	$—

There was no intrinsic value for the stock options based on the Company’s closing stock price of $3.12 per share as of September 27, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock options exercises for the three and nine months ended September 27, 2020. The total intrinsic value of options exercised during the three and nine months ended September 27, 2020 was $0. Total cash received from employees as a result of employee stock option exercises during the nine months ended September 29, 2019 was $3,600. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

Total stock-based compensation related to stock options was approximately $11,000 and $24,000 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $39,000 and $73,000 for the nine months ended September 27, 2020 and September 29, 2019, respectively. As of September 27, 2020, the fair value of unvested stock options, net of forfeitures, was $0.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation related to RSUs was approximately $231,000 and $724,000 for the three months ended September 27, 2020 and September 29, 2019 and $538,000 and $2.4 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. As of September 27, 2020 and September 29, 2019, there was approximately $1.2 million and $2.7 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 0.59 year.

A summary of activity for the Company's RSUs for the nine months ended September 27, 2020 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 29, 2019	377	$12.55
Granted	796	$3.99
Vested	(137)	$10.59
Forfeited	(210)	$—
Nonvested at September 27, 2020	826	$6.24

2009 Employee Stock Purchase Plan

As of September 27, 2020, 362,335 shares remained available for issuance under the 2009 ESPP. For the three months ended September 27, 2020 and September 29, 2019, the Company recorded stock-based compensation expense related to the 2009 ESPP of approximately $16,000 and $0, respectively. For the nine months ended September 27, 2020 and September 29, 2019, the Company recorded stock-based compensation expense related to the 2009 ESPP of $24,000 and $60,000, respectively. The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company's 2009 ESPP during the quarter ended September 27, 2020 and September 29, 2019, was $1.83 and $0, respectively, per right, respectively.

The fair value of rights issued pursuant to the Company's 2009 ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Expected term (months)	—	—	6.08	6.00
Risk-free interest rate	—	—	0.15%	2.40%
Volatility	—	—	88.35%	53.77%
Dividend yield	—	—	—	—

As of September 27, 2020, there was $9,000 an unrecognized stock-based compensation expense relating to the Company's 2009 ESPP, which is expected to be recognized over a period of 1.7 months.

Note 11 — Income Taxes

The Company recorded a net income tax expense of approximately $10,000 and $70,000 for the three months ended September 27, 2020 and September 29, 2019, respectively. For the nine months ended September 27, 2020 and September 29, 2019 the Company recorded net income tax expense of $1,000 and benefit of $171,000 respectively. A majority of the income tax expense for the third quarter of 2020 and 2019 relates to the Company's foreign subsidiaries, which are cost-plus entities. A majority of the income tax expense for the nine months ended September 27, 2020 relates to foreign subsidiaries and benefit for the nine months ended September 29, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML, which was offset by the income taxes from the Company's foreign subsidiaries, which are cost-plus entities.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. As of September 27, 2020, the Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of September 27, 2020 and December 31, 2019, which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act (“CARES ACT”) was signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enacted date. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available. The Company will continue to make and refine the calculations as additional analysis is completed.

On June 29, 2020, California's Legislature passed Assembly Bill 85 ("A.B.85"), which includes a three-year suspension of the use of net operating losses for medium and large business and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B.85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for tax payers with taxable income of $1 million or more and applies to any taxable year beginning on or after January 1, 2020, and before January 1, 2023. Both sections of A.B.85 will not have a material impact to the company in 2020 as per the annual forecast.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenue by product line (1):
New products	$639	$1,015	$1,945	$2,413
Mature products	1,141	1,143	4,189	5,026
Total revenue	$1,780	$2,158	$6,134	$7,439

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and SensiML AI software as a service (“SaaS”) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenue by geography:
Asia Pacific (1)	$320	$528	$1,505	$2,496
North America (2)	1,087	1,518	3,321	3,747
Europe	373	112	1,308	1,196
Total revenue	$1,780	$2,158	$6,134	$7,439

(1)

Asia Pacific includes revenue from Japan of $271,000, or 15% of total revenue and $510,000 or 24% of total revenue for the quarters ended September 27, 2020 and September 29, 2019, respectively. For the nine months ended September 27, 2020 and September 29, 2019, revenue from Japan was $1.4 million, or 23% of total revenue, and $1.3 million, or 17% of total revenue, respectively.

(2)

North America includes revenue from the United States of $1.1 million, or 61% of total revenue, and $1.4 million, or 67% of total revenue, for the three months ended September 27, 2020 and September 29, 2019, respectively. For the nine months ended September 27, 2020 and September 29, 2019 revenue from the United States was $3.3 million, or 54% of total revenue, and $3.6 million, or 49% of total revenue, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Distributor "A"	22%	55%	29%	43%
Distributor "C"	20%	*	18%	10%
Distributor "E"	13%	11%	19%	*
Distributor "G"	*	*	*	12%
Customer "B"	10%	17%	12%	14%
Customer "F"	13%	11%	19%	*
Customer "I"	*	*	*	11%
Customer "J"	*	10%	*	*
Customer "K"	12%	*	*	*
Customer "N"	16%	14%	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 27,	December 29,
	2020	2019
Distributor "A"	12%	20%
Distributor "C"	20%	23%
Distributor "E"	10%	12%
Distributor "J"	27%	31%

*	Represents less than 10% of revenue and accounts receivable as of the date presented.

As of September 27, 2020, 6% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 13 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of forecasted wafer volume. As of September 27, 2020, and December 29, 2019, the Company had $141,000 and $57,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of September 27, 2020, total outstanding purchase obligations for other goods and services were $469,000, which are due within the next twelve months.

Note 14 — Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of September 27, 2020, the Company was not involved in any litigation.

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

During the third quarter of 2020, we generated total revenue of $1.8 million, which represents a decrease of 19% compared to the second quarter of 2020 and 18% compared to the third quarter of 2019. Our new product revenue in the third quarter was $639,000, which represents a decrease of 22% from the prior quarter and 37% from the third quarter of 2019. Our mature product revenue was $1.1 million in the third quarter of 2020, which represents a decrease of 17% from the prior quarter and flat compared to the third quarter of 2019. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $2.1 million for the third quarter of 2020, a decrease of 31% compared with the prior quarter and a decrease of 52% compared with the third quarter of 2019.

COVID-19 Response

 The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2020 and beyond remain uncertain. It is expected that there will be further restrictions by the governmental authorities as a result of an impending surge in COVID-19 cases during the winter of 2020. These restrictions and other impacts from COVID-19 could cause further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. This might cause delays in production or delivery of components or raw materials that are part of the Company’s global supply chain. If COVID-19 cases surge and the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations.

Our Employees and customers

Our top priority during the ongoing COVID-19 pandemic remains the health and safety of our employees and their families, as well as our customers. As global governments institute restrictions    on commercial operations, we are working to ensure our compliance while also maintaining business continuity for operations.

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

Liquidity

In anticipation of further COVID-19 related disruptions to our business, we have undertaken a comprehensive review of our spending plans and expect to reduce discretionary spending in future periods while maintaining an ongoing focus on key initiatives. Our balance sheet is well positioned and had $24.7 million of cash, cash equivalents and restricted cash as of September 27, 2020, including the draw-down of $15.0 million from revolving credit facility maturing in September 2021 and net proceeds of $8.1 million received from the equity offering, after deducting the commissions and other stock issuance expenses.

On May 6, 2020, we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (“CARES Act”). On June 5, 2020, the President of the United States of America signed into law the Paycheck Protection Flexibility Act (“PPPFA”) to address many concerns expressed by the small business community around the Paycheck Protection Program. PPPFA among other changes (i) reduced the amount of the loan required to be spent on payroll from 75% to 60%, thus increasing the amount of funds available for other expenses from 25% to 40%, (ii) extended the period to spend the loans to 24 weeks from 8 weeks, (iii) amended the June 30 deadline to rehire workers to December 31, 2020, (iv) eased rehire requirements, and (v) extended the repayment term of the PPP Loan from 2 years to 5 years. For the loans disbursed before June 5, 2020, PPPFA provides the option to opt for 24 weeks for spending the loan instead of 8 weeks. The Company has opted for 24 weeks to spend the PPP Loan. As of September 27, 2020, the Company fully utilized the loan proceeds in compliance with PPPFA guidelines. The Company expects to apply for the full loan forgiveness in the fourth quarter of 2020. However, Forgiveness of this loan will be recognized if/when legal release is received.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, restrictions on travel, transportation and other containment measures, our compliance with these measures and the impact on our employees, customers, contractors and supply chain, all of which are uncertain and cannot be predicted.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended September 27, 2020, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020, except for the new accounting standards adopted in the first quarter of 2020 as described in Note 2 to the condensed consolidated financial statements as of and for the three and nine months ended September 27, 2020. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020. See also Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 27, 2020 for the details of the newly adopted accounting standards.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	48%	52%	50%	46%
Gross profit	52%	48%	50%	54%
Operating expenses:
Research and development	78%	146%	88%	129%
Selling, general and administrative	83%	97%	82%	92%
Restructuring (1)	6%	—%	10%	—%
Loss from operations	(115)%	(195)%	(130)%	(167)%

Interest expense	(2)%	(3)%	(5)%	(4)%
Interest income and other (expense), net	2%	3%	2%	2%
Loss before income taxes	(115)%	(195)%	(133)%	(169)%
Provision for (benefit from) income taxes (1)	1%	3%	—%	(2)%
Net loss	(116)%	(198)%	(133)%	(167)%

_________________

(1) Insignificant percentages are rounded to zero percentage (-%) for disclosure

Three Months Ended September 27, 2020 Compared to Three Months Ended September 29, 2019

Revenue

The table below sets forth the changes in revenue for the three months ended September 27, 2020, as compared to the three months ended September 29, 2019 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue by product line (1):
New products	$639	36%	$1,015	47%	$(376)	(37)%
Mature products	1,141	64%	1,143	53%	(2)	(0)%
Total revenue	$1,780	100%	$2,158	100%	$(378)	(18)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI SaaS revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The net decrease of $376,000 in the revenue of new products was primarily due to a decrease of connectivity product revenue, which was partially offset by increase in other new product revenue. Mature product revenue was flat compared to the third quarter of 2019.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$1,780	100%	$2,158	100%	$(378)	(18)%
Cost of revenue	857	48%	1,117	52%	(260)	(23)%
Gross profit	$923	52%	$1,041	48%	$(118)	(11)%

In the third quarter of 2020, gross profit was lower by $118,000 or 11% as compared to the same quarter in the prior year. This was primarily due to the product mix shipped during the quarter. The sale of previously reserved inventory was $26,000 and $31,000 in the third quarters of 2020 and 2019, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 27, 2020, as compared to the three months ended September 29, 2019 (in thousands, except percentage data):

	Three Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,380	78%	$3,139	146%	$(1,759)	(56)%
SG&A expense	1,478	83%	2,095	97%	(617)	(29)%
Restructuring expense	111	6%	—	0%	111	100%
Total operating expenses	$2,969	167%	$5,234	243%	$(2,265)	(43)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $1.8 million decrease in R&D expenses in the third quarter of 2020, as compared to the third quarter of 2019, was primarily attributable to the lower compensation costs, including lower stock based compensation due to the restructuring plan implemented in January 2020. Lower outside services costs and lower travel expenses due to COVID-19 also contributed to the decrease of R&D expenses.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $617,000 decrease in SG&A expenses in the third quarter of 2020, as compared to the third quarter of 2019 was primarily attributable to lower compensation costs, including stock-based compensation, due to the restructuring plan implemented in January 2020. Further, lower outside services costs and lower facilities costs due to cost reduction measures and lower travel costs due to COVID-19 also contributed to the decrease of SG&A expenses.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $624,000 of restructuring charges during the nine months of fiscal year 2020, including $111,000 in the third quarter, consisting primarily of employee severance related costs and facilities costs. See Note 1 to the Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27,	September 29,
	2020	2019	Amount	Percentage
Interest expense	$(36)	$(63)	$27	(43)%
Interest income and other expense, net	27	55	(28)	(51)%
	$(9)	$(8)	$(1)	13%

Interest expense relates primarily to the Company's line of credit facility and the PPP Loan. Interest income and other expenses, net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended September 27, 2020 as compared to the three months ended September 29, 2019 (in thousands, except percentage data):

	Three Months Ended		Change
	September 27,	September 29,
	2020	2019	Amount	Percentage
Provision for income taxes	$10	$70	$(60)	(86)%

The majority of the income tax expense for the quarter ended September 27, 2020 and September 29, 2019 relates to the Company's foreign subsidiaries, which are cost-plus entities.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Nine Months Ended September 27, 2020 and September 29, 2019

Revenue

The table below sets forth the changes in revenue for the nine months ended September 27, 2020, as compared to the nine months ended September 29, 2019 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue by product line (1):
New products	$1,945	32%	$2,413	32%	$(468)	(19)%
Mature products	4,189	68%	5,026	68%	(837)	(17)%
Total revenue	$6,134	100%	$7,439	100%	$(1,305)	(18)%

(1)

For all periods presented: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI SaaS revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometers.

The $468,000 decrease in the revenue of new products was primarily due to decreased shipment of connectivity and display products, which was partially offset by the increase in EOS S3 revenue recognized in the first nine months of 2020. The $837,000 decrease in the revenue of mature products was primarily due to decreased orders from our customers in the aerospace, military and industrial sectors.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 27, 2020, as compared to the nine months ended September 29, 2019 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$6,134	100%	$7,439	100%	$(1,305)	(18)%
Cost of revenue	3,092	50%	3,397	46%	(305)	(9)%
Gross profit	$3,042	50%	$4,042	54%	$(1,000)	(25)%

The $1.0 million or 25% decrease in gross profit was primarily due to product mix changes, lower shipments of high margin mature products and additional test costs to support the higher volume of products shipped to our primary smartphone customer in the first nine months of 2020 compared to the first nine months of 2019. The sale of previously reserved inventory was $59,000 and $95,000 in the first nine months of 2020 and 2019, respectively.

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 27, 2020, as compared to the nine months ended September 29, 2019 (in thousands, except percentage data):

	Nine Months Ended
	September 27, 2020		September 29, 2019		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$5,399	88%	$9,596	129%	$(4,197)	(44)%
SG&A expense	5,022	82%	6,881	93%	(1,859)	(27)%
Restructuring expenses	624	10%	—	0%	624	100%
Total operating expenses	$11,045	180%	$16,477	222%	$(5,432)	(33)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with, sensor processing and algorithm development, programmable logic design, SoC software and eFPGA development. The $4.2 million decrease in R&D expenses in the first nine months of 2020, as compared to the first nine months of 2019 was primarily attributable to the restructuring plan implemented in January 2020, which resulted in lower compensation related costs, lower consulting and outside services expenses. Cancellation of performance based restricted stock units contributed to lower stock based compensation. Decrease in travel expenses also contributed to lower R&D expenses.

Selling, General and Administrative

Our SG&A expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $1.9 million decrease in SG&A expenses in the first nine months of 2020, as compared to the first nine months of 2019, was primarily due to a decrease of compensation-related costs, including stock-based compensation expenses, lower outside services expenses and facility costs due to restructuring plan implemented in January 2020. Decrease in travel expenses also contributed to lower SG&A expenses.

Interest Expense and Interest Income and Other Expense, Net

The table below sets forth the changes in interest expense and interest income and other (expense), net for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27,	September 29,
	2020	2019	Amount	Percentage
Interest expense	$(299)	$(270)	$(29)	11%
Interest income and other expense, net	94	153	(59)	(39)%
	$(205)	$(117)	$(88)	75%

Interest expense relates primarily to the Company's line of credit facility and the PPP Loan. Interest income relates to the interest earned on our money market account and foreign exchange gains or losses recorded.

Provision for Income Taxes

The table below sets forth the changes in the income tax provisions for the nine months ended September 27, 2020 as compared to the nine months ended September 29, 2019 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 27,	September 29,
	2020	2019	Amount	Percentage
Provision for (benefit from) income taxes	$1	$(171)	$(172)	101%

Income tax expense for the nine months ended September 27, 2020 relates to the relates to the Company's foreign subsidiaries, which are cost-plus entities. A majority of the income tax benefit for the nine months ended September 29, 2019 relates to the deferred tax benefit arising from Intangible assets acquired from the acquisition of SensiML.

As of September 27, 2020, our ability to utilize our income tax loss carryforwards in future periods is uncertain, and accordingly, we recorded a full valuation allowance against the related U.S. tax provision. We will continue to assess the realizability of deferred tax assets in future periods.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, finance leases, a revolving line of credit and cash flows from operations. As of September 27, 2020, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $24.7 million, including $15.0 million line of credit with Heritage Bank. We repaid the $15.0 million outstanding under our Revolving Facility on September 28, 2020.

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share. The Company received a total gross proceeds from the offering of approximately $9.3 million, including $0.5 million received from the overallotment under the terms of the underwriting agreement. Under the terms of the underwriting agreement, the Company granted the underwriter a 30-day option to purchase up to an additional 375,000 shares of common stock to cover overallotments. On July 21, 2020, the underwriter’s partially exercised the option to purchase 141,733 additional shares of common stock in connection with the offering, resulting in additional net proceeds to the Company of approximately $0.5. The Company incurred a total of approximately $1.2 million for underwriting discounts and other stock issuance costs. Total net proceeds received from this offering was $8.1 million after deducting underwriting discounts and other stock issuance costs. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for the details.

On June 5, 2020, the President of the United States of America signed into law the PPPFA, to address many concerns expressed by the small business community around the Paycheck Protection Program. See Note 6 to the Unaudited Condensed Consolidated Financial Statements and COVID-19 Response above for more details. For the loans disbursed before June 5, 2020, PPPFA provides the option to opt for 24 weeks for spending the loan instead of 8 weeks. The Company has opted for 24 weeks to spend the PPP Loan.

On May 6, 2020, we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program under the CARES Act enacted on March 27, 2020. The principal and interest of the PPP Loan are repayable in 18 monthly equal installments of $67,065.21 each starting in December 2020. Interest accrued in the first six months is included in the monthly installments. Installments must be paid by the fifth calendar day of each month. The loan amount can be fully or partially forgiven if the funds are used as per revised guidelines under the PPPFA. As of September 27, 2020, the Company fully utilized the loan funds complying PPPFA guidelines. The Company expects to apply for the loan forgiveness in the fourth quarter of 2020. Forgiveness of this loan will be recognized if/when legal release is received.

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

On June 21, 2019, we completed an underwritten public offering of 1.3 million shares of common stock, at a price of $7.00 per share, which included 171,429 shares issued pursuant to the underwriters’ full exercise of their over-allotment option. We received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for the details.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement (“Amended and Restated Loan Agreement”) with Heritage Bank to replace in its entirety the Loan and Security Agreement entered into with Heritage Bank on September 28, 2018. The Amended and Restated Loan Agreement increased the Revolving Facility from $9,000,000 to $15,000,000. The Amended and Restated Loan Agreement requires us to maintain at least $3,000,000 in unrestricted cash at Heritage Bank. As of September 27, 2020, we had $15.0 million of outstanding revolving line of credit with an interest rate of 5.5%.

We believe that our existing cash, cash equivalents and restricted cash, together with available financial resources from the revolving facility with Heritage Bank, and the funds raised from our equity offering that closed in June and July 2020 will be sufficient to fund our operations and capital expenditure and provide adequate working capital for the next twelve months. The PPP Loan obtained in May 2020, and the proceeds from our equity offering in June and July 2020 helped us to remain in compliance with our debt covenants. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for details.

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

As of September 27, 2020, most of our cash, cash equivalents and restricted cash were invested in the money market account at Heritage Bank. As of September 27, 2020, our interest-bearing debt consisted of $620,000 outstanding under finance leases, $1.2 million of PPP loan and $15.0 million outstanding under our Revolving Facility. We repaid the $15.0 million outstanding under our Revolving Facility on September 28, 2020. See Note 1 and 6 to the Unaudited Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $330,000 and $548,000 as of September 27, 2020 and December 29, 2019, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2020	2019
Net cash used in operating activities	$(5,145)	$(8,750)
Net cash used in investing activities	(762)	(579)
Net cash provided by financing activities	9,044	7,688

Net cash used in operating activities

For the nine months ended September 27, 2020, net cash used in operating activities was $5.1 million, which was primarily due to the net loss of $8.2 million, adjusted for non-cash charges of $1.3 million. Non-cash charges consisted primarily of $601,000 of stock-based compensation and depreciation and amortization expenses of $644,000. Cash inflows from changes in operating assets and liabilities were $1.7 million, primarily due to decrease of accounts receivable due to lower sales and better collections, decrease of inventory due to shipping existing inventory, decrease of prepaid assets due to amortizations and VAT receipts and increase of trade payable due to timing of payments.

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

Net cash used in investing activities

For the nine months ended September 27, 2020, cash used in investing activities was $762,000, which was primarily attributable to the capitalized internal-use software and capital expenditure relating to leasehold improvements and computer equipment.

For the nine months ended September 29, 2019, cash used in investing activities was $579,000, which was primarily attributable to capital expenditure relating to leasehold improvements and computer equipment at the new office premises.

Net cash provided by financing activities

For the nine months ended September 27, 2020, cash provided by financing activities was $9.0 million, which was primarily derived from the net proceeds of $8.1 million from the stock issuance of 2.5 million shares of common stock in June 2020 and overallotment of 141,733 shares to underwriters in July 2020, proceeds from the PPP Loan of $1.2 million, partially offset by scheduled repayments of $179,000 for finance lease obligations.

For the nine months ended September 29, 2019,cash provided by financing activities was $7.7 million, primarily attributable to the net proceeds of $8.0 million from the issuance of 18.4 million shares of common stock issued in June 2019, and net proceeds from the issuance of common stock under our equity plans. These inflows were partially offset by scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of September 27, 2020 including the PPP Loan received in May 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years
Contractual obligations:
Operating leases	$1,535	$498	$825	$212
Finance and software lease obligations	619	282	337	—
Wafer purchases (1)	141	141	—	—
Other purchase commitments	469	469	—	—
Total contractual obligations	$2,764	$1,390	$1,162	$212
Other commercial commitments:
Revolving line of credit	15,000	15,000	—	—
PPP loan	1,192	660	532	—
Total commercial commitments	16,192	15,660	532	—
Total contractual and commercial obligations	$18,956	$17,050	$1,694	$212

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.

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

Foreign Currency Exchange Rate Risk

All of our sales and costs of manufacturing are transacted in U.S. dollars. We conduct a portion of our research and development activities in India and have sales and marketing offices in several locations outside of the United States. We use the U.S. dollar as our functional currency. Most of the costs incurred at these international locations are in local currency. If these local currencies strengthen against the U.S. dollar, our payroll and other local expenses will be higher than we currently anticipate. Since our sales are transacted in U.S. dollars, this negative impact on expenses would not be offset by any positive effect on revenue. Operating expenses denominated in foreign currencies were approximately 18% and 19% of total operating expenses for the nine months of 2020 and 2019, respectively. A currency exchange rate fluctuation of 10% would have caused our operating expenses to change by approximately $203,000 in the nine months of 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 27, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None. See Note 14 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

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

As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of the Company’s work-from-home policy that was implemented to protect its global workforce has contributed to delays in certain operational processes, including its routine quarterly financial statement close process for the first quarter of fiscal 2020. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites. The Company expects these existing conditions to have an adverse impact on its revenue and results of operations for the fourth quarter of fiscal 2020 and, possibly, in future quarters during the current and next fiscal year.

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

Rising concern of international tariffs, including tariffs applied to goods traded between the United States and China, as well as potential export restrictions, could materially and adversely affect our business and results of operations.

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may materially limit our ability to make sales to customers in China, which may harm our results of operations and financial condition. Since the beginning of 2018, there have been several rounds of U.S. tariffs on Chinese goods taking effect in 2018 and 2019, some of which prompted retaliatory Chinese tariffs on U.S. goods. Approximately $1.8 million, or 15%, of our total revenue for the year ended December 30, 2018, and approximately $1.1 million, or 11%, of our total revenue for the year ended December 29, 2019 and $56,000 or 1% for the nine months ended September 27, 2020, consisted of sales of our EOS S3 and FPGA products to both OEMs and ODMs in China.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have a negative impact on us as we derived and expect to continue to derive a significant amount of revenue from China. Further escalations of trade conflicts between the United States and China, or other countries where we have operations, may have a material adverse effect on our gross margin.

In addition to recent trade tariffs, if U.S. export controls expand to place new restrictions on the exportation of our products or a subset of our products, such controls could have a material adverse effect on our operating results. Moreover, concerns that U.S. companies may not be reliable suppliers may in the future cause some of our customers to replace our products in favor of products from other suppliers.

Imposition of tariffs or sustained export restrictions could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and operating results. Further, changes in United States trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce, or discourage purchases of our products by foreign customers, leading to increased costs of products that contain our components, increased costs of manufacturing our products, and higher prices of our products in foreign markets. Changes in, and responses to, United States trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description	Form	Exhibit	Filing Date
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suping (Sue) Cheung, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended September 27, 2020, has been formatted in Inline XBRL.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Suping (Sue) Cheung
Date:	November 6, 2020	Suping (Sue) Cheung
Chief Financial Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)