Form 10-K
period 2021-01-03
QUICKLOGIC Corp
filed 2021-03-23
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 3, 2021

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2020, the registrant’s most recently completed second fiscal quarter, was $33,481,698 based upon the last closing price reported for such date on the Nasdaq Capital Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 15, 2021, the registrant had 11,270,290 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 1 of Part 1 of this Form 10-K, Item 5 of Part II of this Form 10-K and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on or about May 12, 2021, the "Proxy Statement". Except with respect to the information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

QUICKLOGIC CORPORATION

FORWARD-LOOKING STATEMENT

This Annual Report on Form 10-K, including the information contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding our business, financial condition, results of operations and prospectus. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” "future," "potential," "target," "seek," "continue," "if" or other similar words.

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

PART I

ITEM 1. BUSINESS

General

QuickLogic Corporation, or the Company, was founded in 1988 and reincorporated in Delaware in 1999. Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative silicon and software platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we are a fabless semiconductor company that develops a full stack platform for artificial intelligence or AI, voice and sensor processing. The platform is based on our embedded FPGA, or eFPGA, intellectual property or IP, low power, multi-core semiconductor system-on-chips or SoCs, and AI software.  Our customers can use our eFPGA IP for hardware acceleration and pre-processing, our SoCs to build their hardware around. The Analytics Toolkit from SensiML Corporation, or SensiML, our wholly-owned subsidiary, provides an end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across mobile, wearable, hearable, consumer, industrial, edge and endpoint IoT, aerospace and defense.

Our new products include our EOS™, QuickAI™, SensiML Analytics Toolkit, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an AI software platform that includes Software-as-a-Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new product revenue category.

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

We also work with mobile processor manufacturers, sensor manufacturers, and voice recognition, sensor fusion and context awareness algorithm developers, and embedded systems companies in the development of reference designs. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the available market for their respective products. Furthermore, should a solution developed for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers or ODMs, we can amortize our Research and Development, or R&D, investment over that set of OEMs or ODMs. There may also be cases when platform providers that intend to use always-on voice recognition will dictate certain performance requirements for the combined software/hardware solution before the platform provider certifies and/or qualifies our product for use by end customers.

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in high volume, mass customization products. Our EOS S3, EOS S3AI, QuickAI and ArcticLink III silicon platforms combine mixed signal physical functions and hard-wired logic alongside programmable logic. Our EOS S3, EOS S3AI and ArcticLink III solution platforms are manufactured on an advanced process node where we can benefit from smaller die sizes. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost-effective and energy efficient. We use small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs for our customer’s printed circuit board space and routing. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore we do not incur programming cost, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies that make us cost and power consumption effective for high-volume, markets and applications.

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

Our eFPGA IP are currently developed on 250nm, 130nm, 130nm, 65nm, 40nm, 28nm and 22nm process nodes. The licensable IP is generated by a compiler tool that enables licensees to create an eFPGA block that they can integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to is the IP being licensed to an SoC company.

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

COVID-19 - Impact on Business

On January 30, 2020, the World Health Organization, or WHO, declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since this declaration. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of the Company’s offices and employees, including those located in the United States. As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites.

As such, while COVID-19 has had an impact on the Company's financial results for the 12 months ended January 3, 2021,  -the COVID-19 pandemic and its potential effects on the Company’s business remains dynamic, and the broader implications for its business and future results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations. It is difficult to accurately predict the full impact that COVID-19 has and will have on the Company's future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. The Company will continue to closely monitor the pandemic's associated effects on all aspects of the business.

Available Information

Our corporate headquarters are located at 2220 Lundy Avenue, San Jose, California 95131. We can be reached at (408) 990-4000, and our website address is www.quicklogic.com. The information on our website is not incorporated herein by reference and is not a part of this Form 10-K. Our common stock trades on the Nasdaq under the symbol “QUIK.” Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website home page as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Copies of the materials filed by the Company with the SEC are also available on the SEC’s website at www.sec.gov. A copy of our Code of Conduct and Ethics is posted on your website at http://www.quicklogic/corprate/about-us/management. Any changes to or waiver from, this Code of Conduct and Ethics will be posted on that website.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to fiscal years 2020, 2019 and 2018 refer to the fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.

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

Marketing, Sales and Customers

We monetize our technology through silicon sales, eFPGA IP licensing and SensiML Analytics Toolkit subscriptions and per unit royalties. We specialize in enhancing the user experience in leading edge mobile devices and products. For our customers, we enable hardware and sensor algorithmic differentiation quickly, cost-effectively and at low power. For our partners, we expand their reach into new segments and new use cases thereby expanding the served available market for their existing devices.

Our vision is to transform the way people and devices interact with each other and their surroundings. Our mission is to provide innovative platforms to successfully enable our customers to develop products that fundamentally change the end-user experience. Specifically, we develop low power SoCs, FPGAs, embedded FPGA intellectual property and the SensiML Analytics Toolkit for AI Software. QuickLogic’s products enable smartphone, wearable, hearable, tablet, Consumer Electronics, and Consumer/Industrial IoT device OEMs to deliver highly differentiated, immersive user experiences and long battery life for their customers.

Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2, EOS 3, EOS S3 LV, and EOS S3AI accomplish this result with general purpose and targeted cores, which provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric and environmental) sensor processing independently of the cloud. Our embedded FPGA technology gives SoC developers targeting IoT endpoint applications the flexibility to make design changes post-production while keeping power consumption low.  Our SensiML Analytics Toolkit is cutting-edge software that enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. The Toolkit also provides an end-to-end development platform spanning data collection, labeling, algorithm and firmware auto generation, and testing.

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

Our business model is targeted on ensuring our products are easy-to-use for the broad electronics market, particularly ones that are focused on enabling their products with AI solutions. This go-to-market strategy focuses on a broader sales and marketing approach. The IoT market for AI solutions is made up of hundreds, if not thousands, of individual customers. We have identified reference designs, evaluation systems and evaluation software kits that we can enable our channel sales partners to sell to these customers. We believe our solutions are resonating with our target customers who value the differentiated user experience, lower power consumption, platform design capability, rapid time-to-market, longer time-in-market and low total cost of ownership available through the use of our solutions.

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

Our customers typically order our products through our distributors. Currently, we have two distributors in North America and a network of sixteen distributors and sales representative throughout Europe and Asia to support our international business.

We also have a military, industrial and mobile product customer base that purchases our mature silicon products. We expect to continue to offer silicon devices to these customers.

Three customers represented approximately 19%, 16% and 10% of our total revenue for the year ended January 3, 2021 and two customers represented 13% and 10% for the year ended December 29, 2019, respectively. In addition, a significant portion of our revenue comes from sales to customers located outside of the United States. See Note 14 to the Consolidated Financial Statements for information on our revenue by geography, market segment and key customers.

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

Competition

A number of companies offer products that compete with one or more of our semiconductor products and solutions. Our semiconductor competitors include: (i) suppliers of ASSPs such as DSP Group; (ii) suppliers of mobile and/or application processors; (iii) suppliers of ASICs; (iv) suppliers of mobile-oriented FPGAs such as Lattice; and (v) suppliers of low power microcontrollers such as ST Microelectronics and NXP. Our existing competitors for conventional FPGAs include suppliers of low power CPLDs and FPGAs such as Lattice, Xilinx, Intel and MicroSemi (a subsidiary of Microchip Technology).

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

Research and Development

We are focused on developing our solutions and platforms. Our solutions combine our silicon platforms with our IPs, software drivers, and other system software, and may include SensiML software for AI applications. Our future success will depend largely on our ability to rapidly develop, enhance and introduce our platform solutions that meet emerging industry standards and satisfy changing customer requirements. We have made and expect to continue to make substantial investments in research and development. Our research and development expenses for the years ended January 3, 2021, December 29, 2019 and December 30, 2018 were $7.5 million (87% of revenue), $12.4 million (120% of revenue), and $9.9 million (79% of revenue), respectively. Our research and development expenses for the year ended January 3, 2021 and December 29, 2019 included the expenses of our recently acquired SensiML Corporation.

As of January 3, 2021, our research and development staff consist of 18 employees located in California, India, and Oregon.

•	Our system software group creates the drivers and other system code required to connect our silicon devices to Application Processors, drivers and microcode to support our sensor hubs.

•

Our platform engineering group develops low power programmable devices and system IP that can be used in standalone solution platforms such as PolarPro 3E, or combined in solution platforms such as EOS S3.

•

Our EDA software group collaborates with the open source software community to ensure the design libraries, interface routines and place and route software that allow our customer to take their own designs and target them to programmable devices, and develops the design tools that support algorithm development for our sensor hubs.

•

Our hardware group develops and verifies IP Blocks that can be programmed into our programmable logic and develops primarily open source hardware reference designs to showcase and verify our solutions.

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

Employees and Human Capital

As of January 3, 2021, we had 48 employees worldwide. We believe our future success depends in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable. We recognize that in order to drive innovation and operational excellence, we must attract, develop, motivate and retain highly qualified talent. The well-being of employees is a key priority and includes a dynamic and welcoming workplace that promotes inclusive diversity, fosters collaboration and encourages employees to bring their best ideas to work every day, and promotes work-life balance. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Intellectual Property

We believe that it is important to maintain a large patent portfolio to protect our innovations. We currently hold nineteen active U.S. patents and have two pending applications for additional U.S. patents. Our patents contain claims covering various aspects of programmable integrated circuits, programmable interconnect structures and programmable metal devices. In Europe and Asia, we have been granted nine patents and have four pending applications. Our issued patents expire between 2021 and 2037.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 15, 2021:

Name	Age	Position
Brian C. Faith	46	President and Chief Executive Officer; Director
Anthony Contos *	57	Interim Chief Accounting Officer and Principal Financial Officer
Rajiv Jain	60	Vice President, Worldwide Operations
Timothy Saxe	65	Senior Vice President Engineering and Chief Technology Officer
Michael R. Farese	74	Chairman of the Board
Andrew J. Pease	70	Director
Arturo Krueger	81	Director
Daniel A. Rabinovitsj	56	Director
Christine Russell	70	Director
Gary H. Tauss	66	Director

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

Anthony Contos joined QuickLogic in January 2021, first serving as the Company’s Corporate Controller. He was appointed QuickLogic’s Interim Chief Accounting Officer effective January 28, 2021, subsequent to the notice of resignation received by Dr. Sue Cheung on January 28, 2021, effective February 17, 2021. Mr. Contos brings more than 30 years of Accounting and Financial management experience with many publicly traded companies. Prior to joining QuickLogic, Mr. Contos served as the Interim Corporate Controller for Natera, Inc., a bio-pharmaceutical company based in San Carlos, CA. Previously, Mr. Contos served as the Vice President, Corporate Controller for DASAN Zhone Solutions, Interim Director of External Reporting and Reporting for Extreme Networks, and Chief Financial Officer for Optoma Technology, and has served other senior level positions, including Chief Financial Officer of Asante Technologies, Inc. Mr Contos holds a B.S degree in Mathematical Science - Operations Research and a B.A. in Business Economics with a focus in Accounting from the University of California, Santa Barbara.

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

On January 28, 2021, Dr. Sue Cheung resigned her position as Chief Financial Officer with the Company effective February 17, 2021.

Information regarding the backgrounds of our directors is incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

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

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financially condition, results of operations and cash flows, but are not limited to, the following:

Risks Related to Our Business, Industry and Global and Economic Conditions

●

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next two to three years, we may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity to continue to operate as a going concern.

●	The COVID-19 pandemic could have a material adverse effect on our business, cash flows and results of operations.

●	We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock.

●	Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline.

●	We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our acquisition of SensiML Corporation.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Risk Related to Our Products

●

If we fail to successfully develop, introduce and sell new products, eFPGA IP Product, SensiML Software subscriptions/licenses, and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

●

Two of our products target new unproven markets, and if these markets do not develop, or if our products do not meet their needs, the loss of or reduction in orders could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

●

If our AI products are not low touch, the cost of addressing the fragmented AI market will be high which will delay market penetration, result in reduced revenues or require increased expenses, any of which could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

●	Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

●	If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

Risk Related to Our Customers and Partners

●

We currently depend on a limited number of significant customers, for a significant portion of our revenue and the loss of or reduction in orders from such significant customers could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

●	We depend upon partnering with other companies to offer voice, motion, and other solutions into our platform.

●	We depend on our relationships with third parties to manufacture our new products.

●

We depend upon third parties for silicon IP, detailed registered-transfer level, or RTL, design, physical design, verification and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely affect our time to market and revenue.

●	We depend upon partnering with other companies to develop IP, reference platforms, algorithm and system software.

●

We depend upon third parties to fabricate, assemble, test and program our products, and to provide logistics services. Any problems at these third parties could adversely affect our business, results of operations and financial condition.

●	We entered into informal partnerships with certain third parties for the development of solutions. Our business could be adversely affected if such informal partnerships fail to grow as we expected.

Risks Related to Our Business, Industry and Global and Economic Conditions

We have incurred losses in the past years since 2011 and anticipate that we will incur continued losses through at least the next two to three years, we may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity to continue to operate as a going concern.

We have experienced net losses in the past years and expect losses to continue through at least fiscal year 2021, as we continue to develop new products, applications and technologies. Our new products and products currently under development have been generating lower gross margin as a percentage of revenue than our mature products due to the markets that we have targeted and the larger order quantities associated with these applications. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received in June 2019 and June 2020 from the sale of our equity securities, proceeds from the Paycheck Protection Program Loan, or PPP Loan, received in May 2020, and the credit line we may be able to draw down from Heritage Bank of Commerce, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

On January 30, 2020, the World Health Organization, or WHO, declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of the Company’s offices and employees, including those located in the United States.

As a result, the Company has temporarily closed or substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of the Company’s work-from-home policy that was implemented to protect its global workforce has contributed to delays in certain operational processes, including its routine quarterly financial statement close process. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites. The Company believes these conditions had an adverse impact on its revenue and results of operations for the twelve months of fiscal 2020 and, expects these conditions to continue to have an adverse impact in future quarters during the next fiscal year.

The COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2021 remain dynamic, and the broader implications for its business and results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations.

We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock.

Due to our relatively long product delivery cycle and the inability of our customers in the rapidly evolving end markets to confirm product requirements on a timely basis, we may have low visibility to product demand or estimated revenue in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver product to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, or if our available capacity is less than needed to meet customer demand, we may not be able to accurately estimate our quarterly revenue, which may have a material adverse effect on our results of operations and financial condition, and our stock price could be materially fluctuate as a result.

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

In particular, since we derived in 2020 and expect to continue to derive a significant portion of our revenue from China, our business development plans, results of operations and financial condition may be materially adversely affected by significant political, social and economic developments in China. A slowdown in economic growth in China, such as due to the outbreak of the COVID-19 virus could adversely impact our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of the operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur or persist in the future, that they will not be protracted or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Effective May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020. Additional security legislation and regulations are constantly being considered and any such laws enacted may have an adverse impact on our business if we are not able to comply or if compliance requires time and resources for implementation.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the companies’ internal control over financial reporting in their annual reports on Form 10-K, including an assessment by management of the effectiveness of the filing company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of the Company's internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations

Risk Related to Our Products

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

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may materially limit our ability to make sales to customers in China, which may harm our results of operations and financial condition. Since the beginning of 2018, there have been several rounds of U.S. tariffs on Chinese goods taking effect in 2018 and 2019, some of which prompted retaliatory Chinese tariffs on U.S. goods. Approximately $56,000, or 1%, of our total revenue for the year ended January 3, 2021, and approximately $1.1 million, or 11%, of our total revenue for the year ended December 29, 2019, consisted of sales of our EOS S3 and FPGA products to both OEMs and ODMs in China.

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

Risk Related to Our Customers and Partners

We currently depend on a limited number of significant customers, for a significant portion of our revenue and the loss of or reduction in orders from such significant customers could adversely affect our revenue and harm our business financial condition, operating results and cash flows.

A small number of end-customers represented a significant portion our total revenue in our fiscal year ended January 3, 2021. During our fiscal year ended January 3, 2021, three customers accounted for 19%, 16% and 10%, respectively, of our total revenue. We expect to maintain this high level of customer concentration as we continue to market our solutions to leading manufacturers of high-volume mobile applications. As in the past, future demand from these customers may fluctuate significantly from quarter to quarter. These customers typically order products with short requested delivery lead times, and do not provide a commitment to purchase product past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations and financial condition.

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

In October 2018, the Company leased a facility for Research and Development in San Diego, California, the lease of which expired in July 2020. The Company did not renew the lease agreement and closed the San Diego office. On February 28, 2019, SensiML Corporation, our newly acquired subsidiary, entered into an agreement to lease approximately 925 square feet of facility space in Beaverton, Oregon, which expires in March 2021. The Company is currently considering several options including negotiating with the landlord of its Oregon location for an extension. Additionally, we lease a 9,400 square foot facility in Bangalore, India for the purpose of software development, which is leased through June 2021. On July 10, 2020, the Company's Indian subsidiary leased a smaller office premises of 1,100 square feet for a period of 11 months to accommodate the reduced headcount resulting from our restructuring in 2020. Subsequently, we deemed the 9,400 square foot location to be abandoned and we recognized the rent expense of that facility in restructuring charges in December 2020. We also lease office space in Shanghai, China; in London, England; in Taipei, Taiwan; and in Seongnam City, South Korea. We believe that our existing facilities are adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol QUIK. From October 15, 1999, the date of our initial public offering to July 21, 2019, our common stock was traded on the Nasdaq Global Market under the same symbol.

The closing price of our common stock on the Nasdaq was $8.41 per share on March 15, 2021. As of March 15, 2021, there were 11,270,290 shares of common stock outstanding that were held of record by 120 stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from January 3, 2016 to January 3, 2021 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on January 3, 2016 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through January 3, 2021

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that QuickLogic specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

	1/1/2017	12/31/2017	12/30/2018	12/29/2019	1/3/2021
QuickLogic Corporation	123.01	153.98	67.33	28.95	23.96
S&P 500	111.96	136.40	130.42	171.49	203.04
S&P Semiconductor	127.95	174.43	163.29	239.64	344.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years
	2020	2019	2018	2017	2016
	(in thousands, except per share amount)
Statements of Operations:
Revenue	$8,634	$10,310	$12,629	$12,149	$11,421
Cost of revenue	4,386	4,405	6,295	6,627	7,648
Gross profit	4,248	5,905	6,334	5,522	3,773
Operating expenses:
Research and development	7,544	12,350	9,948	9,572	12,265
Selling, general and administrative	6,820	8,918	9,982	9,900	10,310
Restructuring costs(1)	753	—	—	—	—
Loss from operations	(10,869)	(15,363)	(13,596)	(13,950)	(18,802)
Interest expense	(328)	(350)	(108)	(115)	(175)
Interest income and other expense, net	97	189	77	21	(106)
Loss before income taxes	(11,100)	(15,524)	(13,627)	(14,044)	(19,083)
Provision for (benefit from) income taxes	51	(80)	152	87	65
Net loss	$(11,151)	$(15,444)	$(13,779)	$(14,131)	$(19,148)
Net loss per share:
Basic and diluted	$(1.14)	$(2.02)	$(2.16)	$(2.56)	$(4.10)
Weighted average shares: (2)
Basic and diluted	9,781	7,663	6,365	5,521	4,670

	January 3,	December 29,	December 30,	December 31,	January 1,
	2021	2019	2018	2017	2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,748	$21,548	$26,463	$16,527	$14,870
Working capital	$10,178	$10,366	$15,576	$12,619	$9,042
Total assets	$32,888	$33,404	$36,086	$24,636	$21,844
Long-term obligations, excluding current portion	$2,389	$1,583	$124	$369	$49
Total stockholders' equity	$12,487	$13,823	$17,255	$14,878	$11,988

____________________

(1)	We incurred restructuring costs of $753,000 in 2020. In 2020, we implemented a restructuring plan to lower annual operating expenses.
(2)	Net loss per share and weighted average shares, basic and diluted are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. We are expecting revenue growth from EOS S3, SensiML AI SaaS, and eFPGA IP licensing in fiscal year 2021.

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

During 2020 we generated total revenue of $8.6 million, which represents a 16% decrease from $10.3 million in fiscal 2019. Our new product revenue during fiscal 2020 was $2.8 million, which represents an 11% decrease from fiscal 2019, while our mature product revenue during 2020 was $5.9 million, which represents a 19% decrease from 2019. We shipped our new products into four of our targeted mobile market segments: Smartphones, Wearables, Mobile Enterprise, Tablets, and SaaS revenue from the new Artificial Intelligence or AI market beginning in 2019. Overall, with the improvements in reduced operating expenses achieved by our restructuring activities, offset partially by the impact of the COVID-19 pandemic beginning in early fiscal 2020, we reported a net loss of $11.2 million for 2020 compared to a net loss of $15.4 million for 2019

We have experienced net losses in the recent years and expect losses to continue through at least fiscal year 2021, as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

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

COVID-19 Response

 The COVID-19 pandemic and its effects on the Company’s business in its fiscal 2020, and potential effects on fiscal 2021 and beyond remain uncertain. There have been further restrictions by the governmental authorities as a result of a surge in COVID-19 cases during the winter of 2020 and continuing into fiscal 2021. These restrictions and other impacts from COVID-19 could cause further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. This might cause delays in production or delivery of components or raw materials that are part of the Company’s global supply chain. If COVID-19 cases surge and the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, restrictions on travel, transportation and other containment measures, the success and availability of the recent vaccine, our compliance with these measures and the impact on our employees, customers, contractors and supply chain, all of which are uncertain and cannot be predicted.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $753,000 of restructuring charges during the twelve months of fiscal year 2020, consisting primarily of employee severance related costs and facilities costs. See Note 1 to the Condensed Consolidated Financial Statements for details.

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

We are committed to our customers to enable the support they need to continue providing vital services and tools. Our global offices remain operational to meet customer needs during the pandemic in compliance with the orders and restrictions imposed by local authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. While the pandemic has created delays on the inbound supply chain at our partners and our own facilities and both inbound and outbound logistical challenges, we have been able to identify alternative solutions such that none of the issues have had a material impact on our ability to fulfill demand.

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

We recognize revenue in accordance with ASC Topic No. 606 and related ASUs, which provide supplementary guidance, and clarifications. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information for the prior years have not been restated and continue to be reported under the accounting standards and policies in effect for those periods. Under the new standard revenue is recognized as follows:

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

We determine revenue recognition through the following steps:

● Identification of the contract, or contracts, with a customer,
● Identification of the performance obligations in the contract,
● Determination of the transaction price,
● Allocation of the transaction price to the performance obligations in the contract, and
● Recognition of revenue when, or as, we satisfy a performance obligation.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC, 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at January 3, 2021.

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

We record allowance for sales returns. Amounts recorded for sales returns for the year ended January 3, 2021 and December 29, 2019 were $30,000 and $60,000, respectively.

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

Leases

We account for operating and finance leases in accordance with ASU, No. 2016-02, Leases (Topic 842), or ASC 842, Leases. Under Topic 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and lease liabilities are recognized at the commencement date. A ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

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

Upon adoption of the ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of March 31, 2019, with no material impact to its Consolidated Statements of Operations.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets, liabilities and any valuation allowance recorded against our net deferred tax assets. Our deferred tax assets net of deferred tax liabilities relating to an ROU asset of $0.5 million, consisted primarily of net operating loss carryforwards, depreciation and amortization, amounted to approximately $61.0 million, tax effected, as of the end of 2020. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, uncertainty of projecting future taxable income and results of recent operations. As of January 3, 2021, we had federal and state income tax net operating loss, or NOL, carryforwards of approximately $181.1 million and $80.9 million, respectively, which will expire at various dates from 2020 through 2038. Federal net operating losses generated in 2018 and forward of $39.2 million can be carried forward indefinitely. We had research credit carryforwards of approximately $4.1 million for federal and $4.6 million for state income tax purposes as of January 3, 2021. If not utilized, the federal carryforwards will expire at various dates from 2021. The California credit can be carried forward indefinitely. We believe that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized. In recognition of this risk, we have recorded a valuation allowance of $60.5 million, tax-effected, as of the end of 2020, due to uncertainties related to our ability to utilize our U.S. deferred tax assets before they expire.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2020	2019	2018
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	51%	43%	50%
Gross profit	49%	57%	50%
Operating expenses:
Research and development	87%	120%	79%
Selling, general and administrative	79%	86%	79%
Restructuring costs	9%	—%	—%
Loss from operations	(126)%	(149)%	(108)%
Interest expense	(4)%	(3)%	(1)%
Interest income and other expense, net	1%	2%	1%
Loss before income taxes	(129)%	(150)%	(108)%
Provision for (benefit from) income taxes	(1)%	1%	1%
Net loss	(128)%	(151)%	(109)%

Impact of inflation and product price changes on our revenue and on income was immaterial in 2020, 2019 and 2018.

Comparison of Fiscal Years 2020 and 2019

Revenue. The table below sets forth the changes in revenue for fiscal year ended January 3, 2021, as compared to fiscal year ended December 29, 2019 (in thousands, except percentage data):

	Fiscal Years
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue by product family (1):
New products	$2,782	32%	$3,123	30%	$(341)	(11)%
Mature products	5,852	68%	7,187	70%	(1,335)	(19)%
Total revenue	$8,634	100%	$10,310	100%	$(1,676)	(16)%

(1)

New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The 11% decrease in new product revenue in 2020 was primarily due to lower sales from Display Bridge Solution, eFPGA license and connectivity products, which was partially offset by an increase in AI SaaS revenue. In 2020, mature product revenue was 68% of total revenue compared to 70% in the prior year. Mature product revenue decreased by 19% compared to 2019. The decrease in mature product revenue was due primarily to decreases in most mature product categories, offset by QuickPCI product orders.

Gross Profit. The table below sets forth the changes in gross profit for fiscal year ended January 3, 2021, as compared to fiscal year ended December 29, 2019 (in thousands, except percentage data):

	Fiscal Years
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenue	$8,634	100%	$10,310	100%	$(1,676)	(16)%
Cost of revenue	4,386	51%	4,405	43%	(19)	(0)%
Gross profit	$4,248	49%	$5,905	57%	$(1,657)	(28)%

The decrease in gross profit and gross profit percentage was primarily due to (i) product and customer mix, (ii) increased inventory write downs on older product, and (ii) lower volume of revenue partially due to the effects and uncertainties caused by the global Covid-19 Pandemic in  2020. The sale of inventories that were previously written-off was $65,000 and $121,000 in 2020 and 2019, respectively. Inventory written-down in 2020 was approximately $199,000 compared to $94,000 in 2019.

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

Operating Expenses. The table below sets forth the changes in operating expenses for fiscal year ended January 3, 2021, as compared to fiscal year ended December 29, 2019 (in thousands, except percentage data):

	Fiscal Years
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
R&D expenses	$7,544	87%	$12,350	120%	$(4,806)	(39)%
SG&A expenses	$6,820	79%	$8,918	86%	$(2,098)	(24)%
Restructuring costs	753	9%	—	—%	$753	100%
Total operating expenses	$15,117	(175)%	$21,268	(206)%	$(6,151)	(29)%

Research and Development Expenses. Our research and development, or R&D, expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses were $7.5 million and $12.4 million in 2020 and 2019, respectively, which represented 87% and 120%, respectively, of revenue for those periods. The $4.8 million decrease in R&D expenses in 2020 as compared to 2019 was primarily attributable to lower compensation costs, including stock-based compensation due to the restructuring plan implemented in January 2020.  Lower outside service costs and lower travel expenses due to COVID-19 also contributed to the decrease of R&D expenses. In 2020, the Company capitalized costs of $801,000 associated with internal-use software.

Selling, General and Administrative Expenses. Our selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses were $6.8 million and $8.9 million in 2020 and 2019, respectively, which represented 79% and 86% of revenue for those periods. The $2.1 million decrease in SG&A expenses in 2020 as compared to 2019 was primarily attributable to lower compensation costs, including stock-based compensation, due to the restructuring plan implemented in January 2020. Lower outside services costs and lower facilities costs due to cost reduction measures and lower travel costs due to COVID-19 also contributed to the decrease of SG&A expenses.

Restructuring. In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $753,000 of restructuring charges during fiscal year 2020, consisting primarily of employee severance related costs and facilities costs. See Note 1 to the Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other Expense, net. The table below sets forth the changes in interest expense and interest income and other expense, net, for the fiscal year ended January 3, 2021, as compared to fiscal year ended December 29, 2019 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2020	2019	Amount	Percentage
Interest expense	$(328)	$(350)	$22	(6)%
Interest income and other expense, net	97	189	(92)	(49)%
	$(231)	$(161)	$(70)	43%

Interest expense relates primarily to our line of credit facility and our PPP Loan. Interest income and other expenses, net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in the fiscal year ended January 3, 2021, as compared to the fiscal year ended December 29, 2019 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2020	2019	Amount	Percentage
(Benefit from)/ income tax provision	$51	$(80)	$131	(164)%

Income tax benefit for 2020 relates primarily to foreign income tax provision on our foreign entities, primarily India and the UK. The income tax expense for 2019 primarily relates to the deferred tax liability arising from intangible assets acquired from the acquisition of SensiML which offsets and released a portion of the Company's valuation allowance outside of acquisition accounting.

As of the end of 2020, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2019 and 2018

For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our fiscal 2019 Form 10-K, which was originally filed with the SEC on March 13, 2020.

Liquidity and Capital Resources

We have financed our operating losses and capital investments through sales of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of January 3, 2021, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $22.7 million, including $15.0 million drawn down from its revolving line of credit, or Revolving Facility, with Heritage Bank of Commerce, or Heritage Bank.

Credit Agreement

On September 28, 2018, we entered into a Loan and Security Agreement, or Loan Agreement, with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility, with aggregate commitments of $9.0 million.

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated Loan Agreement, with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9.0 million to $15.0 million. The Amended and Restated Loan Agreement requires the Company to maintaining at least $3.0 million in unrestricted cash at Heritage Bank.

On November 6, 2019, we Company entered into a First Amendment to the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date of the Revolving Facility for one year through September 28, 2021. Under this amendment, the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the prime rate, or (ii) five and one half of one percentage points (5.50%).

On December 11, 2020, we entered into a Second Amendment, or Second Amendment, to the Amended and Restated Loan Agreement with Heritage Bank. The Second Amendment extended the loan maturity date for one year through September 28, 2022 and amended the interest rate to a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

As of January 3, 2021 and December 29, 2019, we had $15.0 million of revolving debt outstanding with an interest rates of 3.75% and 5.50% per annum, respectively.

We were in compliance with all loan covenants under the Amended and Restated Loan Agreement, as amended as of the end of the current reporting period.

Common Stock Offerings

On June 21, 2019, we closed an underwritten public offering of 1.3 million shares of common stock, $0.001 par value per share at a price of $7.00 per share, which included 171,429 of common stock shares issued pursuant to the underwriters’ full exercise of their over-allotment option. The Company received net proceeds from the offering of approximately $8.0 million, net of underwriter’s commission and other offering expenses. See Note 11 to the Consolidated Financial Statements for details.

On June 22, 2020, we closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share, which included 141,733 additional shares pursuant to the underwriters' exercise of their over-allotment option. We received net proceeds from the offering of approximately $8.1 million, net of underwriter's commission and other offering expenses. See Note 11 to the Consolidated Financial Statements for details.

Paycheck Protection Program

On May 6, 2020, we entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the Paycheck Protection Program, or PPP Loan under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020, or CARES Act. On June 5, 2020, the President of the United States of America signed into law the Paycheck Protection Flexibility Act (“PPPFA”) to address many concerns expressed by the small business community around the Paycheck Protection. As of September 27, 2020, we fully utilized the loan proceeds in compliance with PPPFA guidelines. We applied for the full loan forgiveness in the fourth quarter of 2020. On January 26, 2021, subsequent to our fiscal year end, we received a notice from Heritage Bank that amounts under the PPP Loan had been forgiven. See Note 16 to the Consolidated Financial Statements for details.

Cash Flows

As of January 3, 2021, most of our cash and cash equivalents were invested in a Heritage Bank Money Market account. As of January 3, 2021, our interest-bearing debt consisted of $670,000 outstanding under finance leases, $1.2 million related to the PPP Loan which was subsequently forgiven on January 26, 2021, and $15.0 million outstanding under our Revolving Facility. See Note 7 to the Consolidated Financial Statements for details.

Cash balances held at our foreign subsidiaries were approximately $342,000 and $548,000 at January 3, 2021 and December 29, 2019, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Net cash (used in) operating activities	$(6,744)	$(11,594)	$(12,638)
Net cash (used in) investing activities	(1,054)	(921)	(288)
Net cash provided by financing activities	8,998	7,600	22,862

Net Cash from Operating Activities

In 2020, net cash used in operating activities was $6.7 million, which was primarily due to a net loss of $11.2 million, adjusted for non-cash charges of $2.8 million. Non-cash charges consisted primarily stock-based compensation expense of $1.7 million and depreciation and amortization of long-lived assets and certain definite-lived intangible assets of $0.8 million. In addition, changes in working capital accounts provided cash of $1.6 million as a result of decreases in accounts receivable $0.3 million, inventory of $0.4 million and other assets of $0.5 million, and increases in accounts payable of $0.3 million and accrued liabilities of $0.2 million, partially offset by cash inflow from a decrease in deferred revenue of $0.1 million.

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

Net Cash from Investing Activities

Net cash used for investing activities in 2020 was approximately $1.1 million, which was primarily attributable to the capitalization of internal use software of $801,000 and capital expenditures primarily related to computer equipment of $253,000.

Net cash used for investing activities in 2019 was $921,000, which was primarily attributable to the leasehold improvements and computer equipment at the new office premises of $576,000 and capitalization of internal use software of $365,000.

Net Cash from Financing Activities

In 2020, net cash provided by financing activities was $9.0 million, primarily attributable to the net proceeds of $8.1 million from the issuance of 2.5 million shares of common stock in June 2020 and over allotment of 141,733 share to underwriters in July 2020, and proceeds from the PPP Loan of $1.2 million, partially offset by $0.3 million for scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

In 2019, net cash provided by financing activities was $7.6 million, primarily attributable to the net proceeds from the issuance of 1.3 million shares of common stock in June 2019. These inflows were partially offset by scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards.

We require substantial cash to fund our business. However, we believe that our existing cash and cash equivalents, together with available financial resources from the Revolving Facility will be sufficient to satisfy our operations and capital expenditures over the next twelve months. Our Revolving Facility will expire in September 2022. Further, any violations of debt covenants may restrict our access to any additional cash draws from the revolving line of credit, and may require our immediate repayment of the outstanding debt amounts. After the next twelve months, our cash requirements will depend on many factors, including our level of revenue and gross profit, the market acceptance of our existing and new products, the levels at which we maintain inventories and accounts receivable, costs of securing access to adequate manufacturing capacity, new product development efforts, capital expenditures and the level of our operating expenses. In order to satisfy our longer term liquidity requirements, we may be required to raise additional equity or debt financing. There can be no assurance that financing will be available at commercially acceptable terms or at all.

Contractual Obligations and Commercial Commitments

The following table summarizes our non-cancelable contractual obligations and commercial commitments as of the end of 2020 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Contractual cash obligations:
Operating leases	$1,339	$402	$831	$106	$—
Finance software lease obligations	671	347	324	—	—
Wafer purchases (1)	60	60	—	—	—
Other purchase commitments	692	692	—	—	—
Total contractual cash obligations	2,762	1,501	1,155	106	—
Other commercial commitments
Revolving line of credit (2)	15,000	15,000	—	—	—
Total commercial commitments	15,000	15,000	—	—	—
Total contractual obligations and commercial commitments (3) (4)	$17,762	$16,501	$1,155	$106	$—

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume.
(2)	The current maturity date on our Revolving line of credit is September 2022. See Note 7 of the Consolidated Financial Statements.
(3)	Does not include unrecognized tax benefits of $2.2 million as of the end of 2020. See Note 10 of the Consolidated Financial Statements.
(4)	Our PPP Loan amounting to approximately $1.2 million, was excluded from the above table as it has been forgiven as of due to the confirmation through Heritage that it had been forgiven as of January 26, 2021.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

QuickLogic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuickLogic Corporation (the “Company”) as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2021 and December 29, 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s inventories balance was $2.7 million as of January 3, 2021 The Company values its inventories at lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. As disclosed by management, if the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of revenues.

The valuation of inventories requires management to make significant assumptions and complex judgments about the future salability of the inventory and the value of obsolete and unmarketable inventory. These assumptions include the assessment of market conditions and trends, sales forecasts, historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors.

We identified the evaluation of inventory excess and obsolescence as a critical audit matter due to the significant estimates and assumptions management makes to quantify and to record the reserve, including the determination of expected demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions including expected demand.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management’s approach for developing the provisions for excess and obsolete inventories by:

●	Evaluating the methodology, including management’s identification of the significant assumptions, utilized to calculate the adjustment

●	Testing the mathematical accuracy and the appropriateness of the formulaic calculation

●	Evaluating the reasonableness of the significant assumptions used by management including those related to future demand by:

●	Evaluating management’s ability to accurately forecast sales by comparing prior period sales forecasts to actual results

●

Performing inquiries with appropriate nonfinancial personnel, including sales and production employees, regarding obsolete or discontinued inventory items and other factors to corroborate management’s assertions regarding qualitative judgments about excess and obsolete inventories

●	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate and calculations related to the application of the methodology to specific inventory categories.

/s/ Moss Adams LLP

San Francisco, California

March 23, 2021

We have served as the Company’s auditor since 2016.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	January 3,	December 29,
	2021	2019
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$22,748	$21,548
Accounts receivable, net of allowances for doubtful accounts of $0	1,688	1,991
Inventories	2,688	3,260
Other current assets	1,066	1,565
Total current assets	28,190	28,364
Property and equipment, net	548	830
Capitalized internal-use software, net	986	333
Right of use assets, net	1,839	2,370
Intangible assets, net	860	1,008
Goodwill	185	185
Other assets	280	314
TOTAL ASSETS	$32,888	$33,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	935	1,003
Accrued liabilities	1,340	1,133
Deferred revenue	52	158
Lease liabilities, current	685	704
Total current liabilities	18,012	17,998
Long-term liabilities:
Lease liabilities, non-current	1,197	1,583
Paycheck Protection Program loan	1,192	—
Total liabilities	20,401	19,581
Commitments (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 11,094 and 8,331 shares issued and outstanding as of January 3, 2021 and December 29, 2019, respectively	11	8
Additional paid-in capital	306,885	297,073
Accumulated deficit	(294,409)	(283,258)
Total stockholders' equity	12,487	13,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,888	$33,404

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2020	2019	2018
Statements of Operations:
Revenue	$8,634	$10,310	$12,629
Cost of revenue	4,386	4,405	6,295
Gross profit	4,248	5,905	6,334
Operating expenses:
Research and development	7,544	12,350	9,948
Selling, general and administrative	6,820	8,918	9,982
Restructuring costs	753	—	—
Loss from operations	(10,869)	(15,363)	(13,596)
Interest expense	(328)	(350)	(108)
Interest income and other expense, net	97	189	77
Loss before income taxes	(11,100)	(15,524)	(13,627)
Provision for (benefit from) income taxes	51	(80)	152
Net loss	$(11,151)	$(15,444)	$(13,779)
Net loss per share: (1)
Basic and diluted	$(1.14)	$(2.02)	$(2.16)
Weighted average shares: (1)
Basic and diluted	9,781	7,663	6,365

Note: Net loss equals to comprehensive loss for all years presented.

(1) Net loss per share and weighted average shares, basic and diluted are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(11,151)	$(15,444)	$(13,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	1,201	1,276
Stock-based compensation	1,739	3,144	1,901
Write-down of inventories	199	94	386
Write-off of equipment	44	4	5
Tax benefit from acquisition	—	(185)	—
Gain on disposal of assets	—	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	303	218	(1,284)
Inventories	373	483	(662)
Other assets	533	229	(879)
Trade payables	298	(456)	223
Accrued liabilities	207	(1,024)	235
Deferred income	(106)	158	—
Other long-term liabilities	—	(16)	2
Net cash used in operating activities	(6,744)	(11,594)	(12,638)
Cash flows from investing activities:
Capital expenditures for property and equipment	(253)	(576)	(351)
Capitalized internal-use software	(801)	(365)	—
Cash received from business acquisition	—	20	—
Proceeds from sale of assets	—	—	63
Net cash used in investing activities	(1,054)	(921)	(288)
Cash flows from financing activities:
Payment of finance lease obligations	(270)	(365)	(407)
Proceeds from Paycheck Protection Program loan	1,191	—	—
Proceeds from line of credit	57,000	46,000	36,000
Repayment of line of credit	(57,000)	(46,000)	(27,000)
Proceeds from issuance of common stock	9,296	9,437	16,215
Stock issuance costs	(1,147)	(1,181)	(1,638)
Taxes paid related to net settlement of equity awards	(72)	(291)	(308)
Net cash provided by financing activities	8,998	7,600	22,862
Net (decrease) increase in cash, cash equivalents and restricted cash	1,200	(4,915)	9,936
Cash, cash equivalents and restricted cash at the beginning of the period	21,548	26,463	16,527
Cash, cash equivalents, and restricted cash at the end of the period	$22,748	$21,548	$26,463
Supplemental disclosures of cash flow information:
Interest paid	$277	$300	$89
Income taxes paid	$24	$126	$171
Supplemental schedule of non-cash investing and financing activities:
Fair value of common stock issued as consideration for business acquisition	$—	$903	$—
Finance lease obligation to finance capital expenditures	$670	$471	$424
Purchase of equipment included in accounts payable	$—	$—	$5

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Par Value (1)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	5,753	$6	$268,907	$(254,035)	$14,878
Common stock issued under stock plans and employee stock purchase plans	105	—	353	—	353
Common stock offering, net of issuance costs	965	1	13,901	—	13,902
Stock-based compensation	—	—	1,901	—	1,901
Net loss	—	—	—	(13,779)	(13,779)
Balance at December 30, 2018	6,823	7	285,062	(267,814)	17,255
Common stock issued under stock plans and employee stock purchase plans	110	—	(37)	—	(37)
Common stock offering, net of issuance costs	1,314	1	8,001	—	8,002
Common stock issued for SensiML acquisition	84	—	903	—	903
Stock-based compensation	—	—	3,144	—	3,144
Net loss	—	—	—	(15,444)	(15,444)
Balance at December 29, 2019	8,331	8	297,073	(283,258)	13,823
Common stock issued under stock plans and employee stock purchase plans	121	—	(24)	—	(24)
Common stock offering, net of issuance costs	2,642	3	8,097	—	8,100
Stock-based compensation	—	—	1,739	—	1,739
Net loss	—	—	—	(11,151)	(11,151)
Balance at January 3, 2021	11,094	11	306,885	(294,409)	12,487

(1)	Common stock, par value and additional paid-in capital amounts are adjusted to reflect 1-for-14 reverse stock split effected on December 23, 2019.

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1-THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation, ("QuickLogic" or, the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers or OEMs, to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things or IoT devices. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing, and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays, or FPGAs. The Company’s wholly owned subsidiary, SensiML Corporation, or SensiML, provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property, or IP plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

QuickLogic’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2020, 2019 and 2018 ended on January 3, 2021,  December 29, 2019 and December 30, 2018, respectively.

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

As such, while COVID-19 has had an impact on the Company's financial results on the 12 months ended January 3, 2021,  the COVID-19 pandemic and its potential effects on the Company’s business remains dynamic, and the broader implications for its business and future results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations. It is difficult to accurately predict the full impact that COVID-19 has and will have on the Company's future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. The Company will continue to closely monitor the pandemic's associated effects on all aspects of the business.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $753,000 of restructuring charges during the twelve months of fiscal year 2020, consisting primarily of employee severance related costs and facilities costs.

Liquidity

The Company has financed its operations and capital investments through sale of common stock, capital and operating leases, a revolving line of credit and cash flows from operations. As of January 3, 2021, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $22.6 million including $15.0 million drawn down from its line of credit, or Revolving Facility with Heritage Bank of Commerce, ("Heritage Bank").

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), with Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility (the “Revolving Facility”) with aggregate commitments of $9.0 million.

On December 21, 2018, the Company entered into the Amended and Restated Loan Agreement with Heritage Bank to replace in its entirety the Loan Agreement (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement with Heritage Bank increased the Revolving Facility from $9.0 million to $15.0 million. The Amended and Restated Loan Agreement requires the Company to maintain at least $3.0 million in unrestricted cash at Heritage Bank.

On November 6, 2019, the Company entered into a First Amendment to the Amended and Restated Loan Agreement to extend the maturity date for one year through September 28, 2021. Under this amendment the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the prime rate, or (ii) five and one half of one percentage points (5.50%).

On December 11, 2020, the "Company entered into a Second Amendment (the “Second Amendment”) to the “Amended and Restated Loan Agreement with Heritage Bank. The Second Amendment extended the loan maturity date for one year through September 28, 2022 and amended the interest to a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

The Company was in compliance with all loan covenants as of the end of the current reporting period. As of January 3, 2021, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 3.75%.

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

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share, which included 141,733 additional shares pursuant to the underwriters' exercise of their over-allotment option. The Company received net proceeds from the offering of approximately $8.1 million, net of underwriter's commission and other offering expenses. See Note 11 to the Consolidated Financial Statements for details.

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

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in September 2022, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Foreign Currency Transactions

All of the Company’s sales and cost of manufacturing are transacted in U.S. dollars. The Company conducts a portion of its research and development activities in India and has sales and marketing activities in various countries outside of the United States. Most of these international expenses are incurred in local currency. Foreign currency transaction gains and losses, which are not significant, are included in interest income and other expense, net, as they occur. Operating expenses denominated in foreign currencies were approximately 18%, 19% and 27% of total operating expenses in 2020, 2019 and 2018 respectively. The Company incurred a majority of these foreign currency expenses in India, the United Kingdom, China, Japan, Taiwan and Korea in 2020, 2019 and 2018. The Company has not used derivative financial instruments to hedge its exposure to fluctuations in foreign currency and, therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of its inventories in light of current market conditions and market trends and records reserves for quantities in excess of demand and product obsolescence. The evaluation, which inherently involves judgments as to assumptions about expected future demand and the impact of market conditions on these assumptions, takes into consideration historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. Market conditions are subject to change. Actual consumption of inventories could differ from forecast demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from inventories previously written down. The Company also regularly reviews the cost of inventories against estimated net realizable value and records a lower of cost or net realizable value write downs for inventories that have a cost in excess of estimated net realizable value, which could have a material impact on the Company’s gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Capitalized Internal-Use Software

The Company capitalizes costs related to development of hosted services that the Company provides to its customers and internal use of enterprise-level business and finance software in support of the Company’s operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally five years. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. During 2020, 2019 and 2018 the Company wrote-off equipment with a net book value of $44,000, $4,000 and $5,000, respectively. Approximately $35,000 of the equipment written-off was included in Restructuring costs on the Company's Statements of Operations for year ended  January 3, 2021

Licensed Intellectual Property

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic No. 606 and related ASUs, which provide supplementary guidance, and clarifications. Revenue is recognized as follows:

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

Some of the IP and Software Licensing contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, type of the customer, customer tier, type of the technology used, customer demographics, geographic locations, and other factors.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at January 3, 2021.

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

The Company records allowance for sales returns. Amounts recorded for sales returns for the year ended January 3, 2021 and December 29, 2019 were $30,000 and $60,000 respectively.

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

ROU assets represent the Company’s right to use an underlying asset during the reasonably certain lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company primarily uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

In accordance with ASU No. 2016-02, the Company recognized right-of-use assets of approximately $975,000 and lease liabilities of approximately $939,000 on the Company’s Consolidated Balance Sheet as of March 31, 2019, with no material impact to its Consolidated Statements of Operations. In 2020, pursuant its restructuring activities, the Company impaired the remaining right-of-use asset associated with its prior India location amounting to approximately $93,000, which is included with Restructuring costs on the Company's Consolidated Statements of Operations. As of January 3, 2021, the Company’s right-of-use assets was approximately $1.8 million and lease liability was approximately $1.9 million as presented on the Company’s Consolidated Balance Sheet. See Note 8 to the Consolidated Financial Statements for more details.

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

Goodwill and Intangible Assets

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. The carrying value of goodwill and indefinite lived intangible assets are not amortized but are annually tested for impairment and more often if there is an indicator of impairment. The Company recognized total Goodwill of $185,000 in fiscal 2019 due to tax benefits that arose from intangible assets acquired in the SensiML acquisition including measurement period adjustments, occurring within 12 months from the date of acquisition, and therefore, accounted for under acquisition accounting.

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

Advertising

Costs related to advertising and promotion expenditures are charged to “Selling, general and administrative” expense in the consolidated statements of operations as incurred. Costs related to advertising and promotion expenditures were $76,000 in 2020, $146,000 in 2019, and $93,000 in 2018.

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

Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company’s deferred tax assets, consisting primarily of net operating loss carryforwards, amounted to $61 million tax effected as of the end of 2020. The Company has also recorded a valuation allowance of $60 million, tax effected, as of the end of 2020 due to uncertainties related to the Company’s ability to utilize its U.S. deferred tax assets before they expire. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, ability to project future taxable income, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce its provision for income taxes.

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

Recently Adopted New Accounting Pronouncements:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard was effective for the Company beginning January 1, 2020. The Company adopted this standard prospectively effective December 30, 2019 with no impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementations Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. Under the new standard, implementations costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs. The new standard also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortizations expenses. The effective date for public companies was for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this standard prospectively effective December 30, 2019 with no impact on the Consolidated Financial Statements.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, in order to reduce the cost and complexity of its application. These changes include elimination to the exceptions for (1) Intra-period tax allocation, (2) Deferred tax liabilities related to outside basis differences, and (3) Year-to-date losses in interim periods. This standard is effective for the fiscal years beginning after December 15, 2020. The Company adopted ASU 2019-12, as of January 4, 2021, and does not expect significant impact on its Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission ("SEC") filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2020-06 to have a significant impact on its Consolidated Financial Statements.

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

For 2020, 2019 and 2018, 921,000 shares, 563,000 shares, and 435,000 shares, respectively, associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced during those years. Warrants to purchase up to 386,000 shares were issued in connection with May 29, 2018 stock offering were also not included in the diluted loss per share calculation for the year ended January 3, 2021 and December 29, 2019 as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

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

NOTE 4-BALANCE SHEET COMPONENTS

	January 3,	December 29,
	2021	2019
	(in thousands)
Inventories:
Raw material	$191	$222
Work-in-process	1,842	2,370
Finished goods	655	668
	$2,688	$3,260
Other current assets:
Prepaid expenses	$884	$1,296
Other	182	269
	$1,066	$1,565
Property and equipment:
Equipment	$10,471	$10,694
Software	1,783	1,789
Furniture and fixtures	33	36
Leasehold improvements	466	474
	12,753	12,993
Accumulated depreciation and amortization	(12,205)	(12,163)
	$548	$830
Capitalized internal-use software:
Capitalized software held for internal use	$1,166	$365
Accumulated amortization	(180)	(32)
	$986	$333
Accrued liabilities:
Employee compensation related accruals	762	713
Other	578	420
	$1,340	$1,133

The Company recorded depreciation and amortization expense of $817,000, $1.2 million and $1.3 million for the fiscal years 2020, 2019 and 2018, respectively. No interest was capitalized for any period presented. Fiscal year, 2020 and 2019 depreciation and amortization of $817,000 and $1.2 million, respectively, includes approximately $148,000 and $32,000, respectively, of amortization of capitalized internal-use software.

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

The results of operations for the Company for the fiscal year ended January 3, 2021 include operating activity for SensiML since its acquisition date of January 3, 2019. For the fiscal years ended January 3, 2021 and December 29, 2019 revenues attributable to SensiML included in the condensed consolidated statement of operations were $175,000 and $126,000, respectively. For the years ended January 3, 2021 and  December 29, 2019 charges of $148,000 and $148,000, respectively were attributable to the amortization of purchased intangible assets, were included in the statements of operations for respective periods Costs related to the acquisition were $104,000 in fiscal 2019.

Purchase Price Allocation

Under the purchase accounting method, the total purchase price was allocated to SensiML’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identified intangible assets was recorded as goodwill. During the measurement period, which can be no more than one year from the date of acquisition, the Company obtained information to determine the final fair value of the net assets acquired at the acquisition date. Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The Company recorded goodwill related to the acquisition of $185,000  in fiscal 2019.

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

NOTE 6-INTANGIBLE ASSETS

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML as of January 3, 2021 (in thousands):

	January 3, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$959	$(192)	$767
Customer relationships	2	81	(81)	—
Trade names and trade marks	10	116	(23)	93
Total acquired identifiable intangible assets		$1,156	$(296)	$860

The following table provides the details of the carrying value of intangible assets recorded from the acquisition of SensiML as of December 29, 2019 (in thousands):

	December 29, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$959	$(96)	$863
Customer relationships	2	81	(40)	41
Trade names and trade marks	10	116	(12)	104
Total acquired identifiable intangible assets		$1,156	$(148)	$1,008

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives as of January 3, 2021 (in thousands):

Amount
Annual Fiscal Years
2021	107
2022	107
2023	107
2024	107
2025	107
Thereafter	325
Total	$860

NOTE 7-DEBT OBLIGATIONS

Revolving Line of Credit

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), with Heritage Bank. The Loan Agreement provided for, among other things, the Revolving Facility with aggregate commitments of $9.0 million.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended and Restated Loan Agreement") with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9.0 million to $15.0 million (the "Revolving Facility"). The Amended and Restated Loan Agreement requires the Company to maintain at least $3.0 million in unrestricted cash at Heritage Bank. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period.

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

On December 11, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to their Amended and Restated Loan Agreement with Heritage Bank of Commerce. The Second Amendment amends the Amended and Restated Loan Agreement to, among other things, i) extend the loan maturity date for one year through September 28, 2022 and ii) loan advances will bear interest, on the outstanding daily balances thereof, at a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

As of January 3, 2021 and December 29, 2019, the Company had $15.0 million of revolving debt outstanding with an interest rates of 3.75% and 5.50% per annum, respectively.

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

The PPP Loan is evidenced by a promissory note (“Note”) dated May 6, 2020, and matures two years from the disbursement date. The Note bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the Note.  The Company applied for loan forgiveness in the fourth quarter of fiscal 2020, in accordance with the terms under the CARES Act.  On January 26, 2021, subsequent to its fiscal year end, the Company received a notice from Heritage Bank that it had amounts under that Note had been forgiven.  Refer to Note 16, Subsequent Events.

NOTE 8-LEASES

The Company entered into operating leases for office space for its headquarters, domestic and foreign subsidiaries and sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of 1 year to 5 years. Finance leases are generally 2 years to 3 years. For the year ended January 3, 2021 the Company recognized right-of-use assets and lease liability of approximately 1.8 million and $1.9 million, respectively, related to the operating and finance leases signed for the premises of its headquarters in San Jose and its subsidiary SensiML in Oregon. For the year ended  December 29, 2019 the Company recognized right-of-use assets and lease liability of approximately $2.4 million and $2.3 million, respectively, relating to the operating and finance leases signed for the premises of its headquarters in San Jose, and its subsidiary SensiML in Oregon.

In October 2018, the Company leased a facility for research and development in San Diego, California, the lease of which expired in July 2020. The Company did not renew the lease agreement in San Diego and the office was closed.

On February 13, 2019, the Company entered into an agreement to lease approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, CA 95131 for a period of five years, effective April 15, 2019 to relocate its headquarters.

In April 2019, the Company leased a facility for its SensiML subsidiary in Beaverton, Oregon, the lease of which expires in March 2021. The Company is currently considering several options including negotiating with the Landlord of its Oregon location for an extension.

The Company leases a 9,400 square foot facility in Bangalore, India for the purpose of software development, which is leased through June 2021. On July 10, 2020, the Company's Indian subsidiary leased a smaller office premises of 1,100 square feet for a period of 11 months to accommodate the reduced headcount resulting from our restructuring in 2020. Subsequently, the Company deemed the 9,400 square foot location to be abandoned and the Company recognized the rent expense of that facility in restructuring charges in December 2020. The remaining lease liability related to the prior office is classified within other accrued liabilities as of  January 3, 2021

In addition, the Company rents sales offices in Europe and Asia. Total rent expense during 2020, 2019 and 2018 was approximately $493,000, $798,000 and $881,000 respectively.

The following table provides the activity related to operating and finance leases (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 3, 2021	December 29, 2019
Operating lease costs:
Fixed	$473	$757
Variable	—	—
Short term	20	40
Total	493	797
Finance lease costs:
Amortization of ROU asset	315	388
Interest	38	18
Total	$353	$406

The following table provides the details of supplemental cash flow information (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$497	$791
Operating cash flows used for finance leases	38	24
Financing cash flows used for financing leases	270	365
Total	$805	$1,180
Right-of-use assets obtained in exchange for obligations:
Operating leases	$—	$2,200
Finance leases	914	170
Total	$914	$2,370

The following table provides the details of right-of-use assets and lease liabilities as of January 3, 2021 (in thousands):

	January 3, 2021	December 29, 2019
Right-of-use assets:
Operating leases	$1,134	$2,200
Finance leases	705	170
Total	$1,839	$2,370
Lease liabilities:
Operating leases	1,212	1,816
Finance leases	670	471
Total	$1,882	$2,287

The following table provides the details of future lease payments for operating and finance leases as of January 3, 2021 and (in thousands):

Annual Fiscal Years	Operating	Finance
2021	$402	$375
2022	409	335
2023	422	—
2024	106	—
Total lease payments	1,339	710
Less: Interest	(127)	(40)
Present value of lease liabilities	$1,212	$670

The following table provides the details of lease terms and discount rates as of January 3, 2021:

January 3, 2021
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	3.24
Finance leases	2.21
Weighted-average discount rates:
Operating leases	6.00%
Finance leases	5.50%

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

Our cash and cash equivalents include money market account balances of $22.0 million and $20.9 million as of January 3, 2021 and December 29, 2019, respectively. Investment in money market funds was classified within level 1 of the fair value hierarchy because they were valued using quoted market prices for identical assets. Fair value of the money market account balance with Heritage Bank equals to book value.

NOTE 10-INCOME TAXES

The following table presents the U.S. and foreign components of consolidated loss before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2020	2019	2018
Loss before income taxes:
U.S.	$(11,170)	$(15,813)	$(13,982)
Foreign	70	289	355
Loss before income taxes	$(11,100)	$(15,524)	$(13,627)
Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$(19)
State	3	3	2
Foreign	39	108	169
Subtotal	42	111	152
Deferred:
Federal	—	(141)	—
State	—	(44)	—
Foreign	9	(6)	—
Subtotal	9	(191)	—
Provision for (benefit from) income taxes	$51	$(80)	$152

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations:

	Fiscal Years
	2020	2019	2018
Income tax (benefit) at statutory rate	$(2,331)	$(3,260)	$(2,862)
State taxes	3	(42)	2
Stock compensation and other permanent differences	99	187	252
Foreign taxes	34	42	95
Future benefit of deferred tax assets not recognized	2,246	3,133	2,684
Other	—	(140)	(19)
Provision for (benefit from) income taxes	$51	$(80)	$152

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at January 3, 2021. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets. Deferred tax balances are comprised of the following (in thousands):

	January 3,	December 29,
	2021	2019
Deferred tax assets:
Net operating losses	$43,703	$40,717
Accruals and reserves	1,239	1,345
Credits carryforward	5,860	5,765
Depreciation and amortization	9,240	9,760
Stock-based compensation	485	637
Operating lease liability	469	529
Gross deferred tax assets	60,996	58,753
Deferred tax liabilities:
Right-of-use asset	(458)	(552)
Gross deferred tax assets	(458)	(552)
Net deferred tax assets	60,538	58,201
Valuation allowance	(60,486)	(58,140)
Total deferred tax asset	$52	$61

As of January 3, 2021, the Company had net operating loss carryforwards of approximately $181.1 million for federal and $81.0 million for state income tax purposes. If not utilized, the federal net operating loss for years beginning before January 1, 2018 of $141.6 million will expire beginning in 2021 through 2038, and federal net operating losses beginning after January 1, 2018 of $39.2 million will be carried forward indefinitely (subject to certain limitations). If not utilized, the state net operating losses will expire beginning in 2021 through 2040.

The Company has research credit carryforwards of approximately $4.1 million for federal and $4.6 million for state income tax purposes as of January 3, 2021. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California credit can be carried forward indefinitely.

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, the TCJA-related income tax effects that the Company initially reported as provisional estimates were refined as additional analysis was performed. There was no material impact to the balance sheet and income statement recorded when the analysis was completed in the 2018 fourth quarter. The TCJA also includes a provision to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on the undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2020. The Company intends to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries. The foreign withholding taxes would not have a material impact on the Company’s financial position and results of operation.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 3,	December 29,	December 30,
	2021	2019	2018
Beginning balance of unrecognized tax benefits	$2,117	$2,161	$2,107
Additions (subtractions) for tax positions related to the prior year	38	(46)	(2)
Additions for tax positions related to the current year	114	88	125
Lapse of statutes of limitations	(93)	(86)	(69)
Ending balance of unrecognized tax benefits	$2,176	$2,117	$2,161

Out of $2.2 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions was not significant for January 3, 2021, December 29, 2019 and December 30, 2018.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on our income tax positions.

The Company is not currently under tax examination in the U.S. and the Company’s historical net operating loss and credit carryforwards may be adjusted by the Internal Revenue Service, and other tax authorities until the statute closes on the year in which such tax attributes are utilized. The Company estimates that its unrecognized tax benefits will not change significantly within the next twelve months.

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

NOTE 11-STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of January 3, 2021, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

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

Issuance of Common Stock

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share. The Company received gross proceeds from the offering of approximately $8.8 million and incurred stock issuance costs of approximately $1.1 million. Under the terms of the underwriting agreement, the Company granted the underwriter a 30-day option to purchase up to an additional 375,000 shares of common stock to cover overallotments. On July 21, 2020 the underwriter's partially exercised the option to purchase 141,733 additional shares of common stock in connection with the offering, resulting in additional gross proceeds to the Company of approximately $496,000 and incurred additional stock issuance costs of approximately $52,000. Total gross proceeds received from this offering was approximately $9.3 million and incurred total stock issuance costs of approximately $1.2 million. Net proceeds received from this offering after deducting stock issuance costs was approximately $8.1 million.

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

As of January 3, 2021, warrants exercisable for 386,100 shares of common stock at an exercise price of $19.32 per share remain outstanding.

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

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan, or 2019 Plan, to replace the 2009 stock Plan, or the 2009 Plan. Under the 2019 Plan, 357,143 shares of common stock are available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder. As of January 3, 2021, approximately 319,341 shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

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

As of January 3, 2021, 341,948 shares were reserved for issuance under the 2009 ESPP. The 2009 ESPP provides for six month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 1,429 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period. The Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

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

Stock-based compensation expense is recognized in the Company’s consolidated statements of operations and includes compensation expense for the stock-based compensation awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the amended authoritative guidance. The impact on the Company’s results of operations of recording stock-based compensation expense for fiscal years 2020, 2019, and 2018 was as follows (in thousands):

	Fiscal Years
	2020	2019	2018
Cost of revenue	$162	$78	$129
Research and development	670	2,242	760
Selling, general and administrative	907	824	1,012
Total costs and expenses	$1,739	$3,144	$1,901

  No stock-based compensation was capitalized or included in inventories at the end of 2020, 2019 and 2018.

Stock-Based Compensation Award Activity

The following table summarizes the shares available for grant under the 2019 Plan (in thousands):

Shares Available for Grant
Balance at December 29, 2019	272
Authorized	550
Options granted	—
Options forfeited or expired	65
RSUs granted	(816)
RSUs forfeited	249
Balance at January 3, 2021	320

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2019 Plan, and the related weighted average exercise price, for 2020, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2017	254	$29.26	4.34
Granted	—	—
Forfeited or expired	(10)	25.20
Exercised	(15)	12.60
Balance outstanding at December 30, 2018	229	30.52	3.70
Granted	—	—
Forfeited or expired	(42)	24.14
Exercised	(1)	10.92
Balance outstanding at December 29, 2019	186	32.09	3.32
Granted	—	—
Forfeited or expired	(65)	38.83
Exercised	—	—
Balance outstanding at January 3, 2021	121	$28.46	3.75	$—
Exercisable and Vested and expected to vest at January 3, 2021	121	$28.46	3.75	$—

There was no intrinsic value for the stock options, based on the Company’s closing stock price of $3.79 per share as of the end of the Company’s current reporting period, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during 2020, 2019 and 2018 was not significant. Total cash received from employees as a result of employee stock option exercises during 2020, 2019 and 2018 was approximately $0, $3,600, and $195,000, respectively. The Company settles employee stock option exercises with newly issued common shares. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current net loss position.

Total stock-based compensation expense recognized related to stock options was $39,000, $117,000, and $131,000 for 2020, 2019, and 2018, respectively. No stock options were granted during the fiscal year 2020, 2019 and 2018. As of the end of 2020, the fair value of unvested stock options, net of expected forfeitures, was approximately $38,000. This unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 0.00 year.

Significant exercise price ranges of options outstanding, related weighted average exercise prices and contractual life information at the end of 2020 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$12.05	52	5.68	$12.05	52	$12.05
$18.48 - $31.50	14	2.82	26.71	14	26.71
$32.20	3	2.34	32.2	3	32.20
$38.92	14	0.85	38.92	14	38.92
$39.48 - $44.94	9	2.76	42.94	9	42.91
$46.62	3	3.34	46.62	3	46.62
$47.46	14	2.94	47.46	14	47.46
$48.72	8	1.35	48.72	8	48.72
$53.48	4	3.38	53.48	4	53.48
$12.05- $53.48	121	3.75	$28.46	121	$28.46

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

No stock options were granted during the years 2020, 2019 and 2018.

Restricted Stock Units

The Company grants restricted stock units, or RSUs, to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the vesting date as it vests. The Company withholds shares in settlement of employee tax withholding obligations upon the vesting of restricted stock units. Stock-based compensation related to grants of vested RSUs and PSUs was $1.7 million, $3.0, million and $1.6 million in 2020, 2019 and 2018, respectively.

The following table summarizes RSU’s activity under the 2019 Plan and the related weighted average grant date fair value, for 2020, 2019 and 2018:

	RSUs & PRSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2017	168	$21.56
Granted	110	11.90
Vested	(77)	19.18
Forfeited	(18)	—
Nonvested at December 30, 2018	183	17.22
Granted	353	10.77
Vested	(118)	14.48
Forfeited	(41)	—
Nonvested at December 29, 2019	377	$12.55
Granted	816	3.97
Vested	(144)	10.41
Forfeited	(249)	7.93
Nonvested at January 3, 2021	800	$4.99

 Employee Stock Purchase Plan

The weighted average estimated fair value, as defined by the amended authoritative guidance, of rights issued pursuant to the Company’s ESPP during 2020, 2019 and 2018 was $1.09, $4.28 and $5.18, respectively. Sales under the ESPP were 20,409 shares of common stock at an average price per share of $2.47 for 2020, 24,131 shares of common stock at an average price per share of $9.76 for 2019, and 31,306 shares of common stock at an average price per share of $15.40 for 2018.

  As of January 3, 2021, 341,926 shares under the 2009 ESPP remained available for issuance. The Company recorded compensation expenses related to the ESPP of $39,000, $60,000 and $205,000 in 2020, 2019 and 2018, respectively.

The fair value of rights issued pursuant to the Company’s ESPP was estimated on the commencement date of each offering period using the following weighted average assumptions:

	Fiscal Years
	2020	2019	2018
Expected life (months)	6.0	6.0	6.0
Risk-free interest rate	0.12%	2.37%	2.26%
Volatility	82%	54%	50%
Dividend yield	—	—	—

The methodologies for determining the above values were as follows:

•	Expected term: The expected term represents the length of the purchase period contained in the ESPP.

•	Risk-free interest rate: The risk-free interest rate assumption is based upon the risk-free rate of a Treasury Constant Maturity bond with a maturity appropriate for the term of the purchase period.

•	Volatility: The Company determines expected volatility based on historical volatility of the Company’s common stock for the term of the purchase period.

•	Dividend Yield: The expected dividend assumption is based on the Company’s intent not to issue a dividend under its dividend policy.

NOTE 14-INFORMATION CONCERNING PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2020	2019	2018
Revenue by product line (1) :
New products	$2,782	$3,123	$5,735
Mature products	5,852	7,187	6,894
Total revenue	$8,634	$10,310	$12,629

(1)

New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Fiscal Years
	2020	2019	2018
Revenue by geography:
Asia Pacific (1)	$2,096	$3,049	$4,905
Europe	1,501	2,459	1,280
North America (2)	5,037	4,802	6,444
Total revenue	$8,634	$10,310	$12,629

(1)

Asia Pacific includes revenue from Japan of $2.0 million or 23% of total revenue in 2020 In 2019 revenue from Chinas was $1.1 million or 11% and Japan $1.8 million or 17%, respectively. In 2018, revenue from China was $1.8 million or 15% and Japan $1.6 million or 12%, respectively.

(2)	North America includes revenue from the United States of $5.0 million or 58% of total revenue in 2020, $4.7 million or 46% of total revenue in 2019 and $6.4 million or 50% of total revenue in 2018.

The following distributors and customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Fiscal Years
	2020	2019	2018
Distributor "A"	24%	40%	34%
Distributor "C"	15%	13%	*
Distributor "E"	19%	*	*
Customer "B"	10%	13%	12%
Customer "E"	*	10%	*
Customer "F"	19%	*	*
Customer "G"	*	*	10%
Customer "J"	*	*	10%
Customer "M"	16%	*	*

Note: the amounts related to Distributor in the above table represent sales-in only to those distributors, and Customer information relates to sales out information. As such, sales to a Distributor, may also include information of a related Customer.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	January 3,	December 29,
	2021	2019
Distributor "A"	*	20%
Distributor "C"	*	23%
Distributor "E"	*	12%
Distributor "J"	*	31%
Customer "P"	67%	*
Customer "Q"	10%	*

As of January 3, 2021 and December 29, 2019, approximately 4% and 7%, respectively, of the Company’s long-lived assets, including property and equipment and other assets were located outside the United States.

NOTE 15-COMMITMENTS AND CONTINGENCIES

Commitments

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and pay for a portion of forecasted wafer volume. As of the end of 2020 and 2019, the Company had $60,000 and $57,000 respectively, of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of goods and services entered into in the ordinary course of business. As of January 3, 2021, total outstanding purchase obligations were $692,000 all of which is due within next twelve months.

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

NOTE 16-SUBSEQUENT EVENTS

Payroll Protection Program Loan

On May 6, 2020, the Company entered into a loan agreement with Heritage Bank (“PPP Loan”, or the "Note") for a loan of $1.2 million pursuant to the PPP under the CARES Act, as implemented by the U.S. Small Business Administration.

The Company applied for loan forgiveness in the fourth quarter of fiscal 2020, in accordance with the terms under the CARES Act.  On January 26, 2021, subsequent to its fiscal year end, the Company received a notice from Heritage Bank that amounts under the Note had been forgiven.  The amount forgiven of approximately $1.2 million, will be reported within Other income on the Company's Consolidated Statement of Operations for the first fiscal quarter ended April 4, 2021.

India Transfer Pricing notice

On January 27, 2021, the Company received an order from the Income Tax Department of the Ministry of Finance in India disputing the transfer pricing rate the company used for Assessment Years 2017-18, the result of which may affect later years. It is the intention of the Company to appeal such order as the rate requested by the government of India is not representative of the results of operations of the company, as well as other factors. In addition, The Company is in the process of evaluating the effect such order may have on its foreign tax provision. Such effect if any would be to the tax provision and amounts owed under taxes to foreign jurisdictions only.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Principal, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of January 3, 2021 our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Principal Financial Officer) has concluded that, as of January 3, 2021 our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Security and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the background of our officers is contained herein under Item 1, "Executive Officers and Directors."

Information regarding the background of our directors hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

There are no family relationships between any of our directors, executive officers, or persons nominated or chosen to be a director or officer, and no such persons have been involved during the last ten years, in any legal proceedings material to their abilities or integrity.

We have adopted a Code of Conduct and Ethics, including provisions enumerated in Item 406 of Regulation S-K. A copy is posted on our website at http://www.quicklogic/corprate/about-us/management. Any changes to or waiver from, this Code of Conduct and Ethics will be posted on that website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the fiscal year covered by this Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Report.

2.  Financial Statement Schedules

QuickLogic Corporation

Valuation and Qualifying Accounts

(in thousands)

Allowance for Deferred Tax Assets:
Fiscal Year 2020	$58,140	$2,398	$—	$60,538
Fiscal Year 2019	$54,913	$3,227	$—	$58,140
Fiscal Year 2018	$55,931	$—	$(1,018)	$54,913

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes hereto.

3.    Exhibits

The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this Report:

Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of QuickLogic Corporation.	8-K	3.1	4/28/2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of QuickLogic Corporation.	8-K	3.2	12/24/2019

3.3	Amended and Restated Bylaws of QuickLogic Corporation.	8-K	3.2	05/02/2005

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	8-K	3.1	11/26/2013

4.1	Specimen Common Stock certificate of QuickLogic Corporation.	S-1/A	4.1	10/12/1999

4.2	Form of Common Stock Warrant.	8-K	4.1	05/29/2018

4.3**	Description of Securities.

10.1	Form of Indemnification Agreement for directors and executive officers.	10-Q	10.24	11/13/2002

10.2**	Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated February 13, 2019.

10.3	Patent Cross License Agreement dated August 25, 1998, between QuickLogic Corporation and Actel Corporation.	S-1/A	10.18	08/10/1999

10.4	Form of Change of Control Severance Agreement.	10-K	10.13	03/11/2008

10.5	Form of Change of Control Severance Agreement for Chief Executive Officer.	10-K	10.14	03/11/2008

10.6	2005 Executive Bonus Plan, as restated.	8-K	10.1	04/28/2008

10.7	QuickLogic Corporation 2019 Stock Plan.	10-Q	10.1	05/09/2019

10.8***	QuickLogic Corporation 2009 ESPP Plan, as amended	8-K	10.1	04/22/2020

10.9*	QuickLogic Corporation 2019 Stock Plan, as amended.	K	10.2	04/22/2020

10.10*	QuickLogic Corporation 2009 Employee Stock Purchase Plan.	10-Q	10.2	05/11/2017

10.11*	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan.	8-K	10-26	08/04/2009

10.12*	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan.	8-K	10-27	08/04/2009

10.13*,**	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan.	8-K	10-28	08/04/2009

10.14*.**	Form of Notice of Grant and Stock Option Agreement under the 2019 Stock Plan.

10.15*,**	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2019 Stock Plan.

10.16*,**	Form of Notice of Grant of Stock Rights and Restricted Stock Purchase Agreement Under the 2019 Stock Plan.

10.17	Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 21, 2018.	8-K	10.1	12/28/2018

10.18	First Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of November 6, 2019.	10-Q	10.1	11/08/2019

10.19	Second Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 11, 2020.	8-K	10.1	12/11/2020

10.20	Promissory Note between QuickLogic Corporation and Heritage Bank dated May 6, 2020.	8-K	10.1	05/06/2020

10.21	Underwriting Agreement, dated June 18, 2020 between QuickLogic Corporation and Oppenheimer & Co. Inc.	8-K	1.1	06/17/2020

21**	Subsidiaries of QuickLogic Corporation.

23.1**	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K).

31.1**	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	CEO and CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's quarterly report on Form 10-K for the year ended January 3, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.

_______________

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 23, 2021.

QUICKLOGIC CORPORATION

By:	/s/ Brian C. Faith
Brian C. Faith President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian C. Faith and Anthony Contos and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and the thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Brian C. Faith Brian C. Faith	President and Chief Executive Officer; Director (Principal Executive Officer)	March 23, 2021

/S/ Anthony Contos Anthony Contos	Interim Chief Accounting Officer (Principal Accounting Officer)	March 23, 2021

/S/ Michael R. Farese Michael R. Farese	Chairman of the Board	March 23, 2021

/s/ Andrew J. Pease Andrew J. Pease	Director	March 23, 2021

/S/ Arturo Krueger Arturo Krueger	Director	March 23, 2021

/s/ Daniel A. Rabinovitsj Daniel A. Rabinovitsj	Director	March 23, 2021

/S/ Christine Russell Christine Russell	Director	March 23, 2021

/S/ Gary H. Tauss Gary H. Tauss	Director	March 23, 2021