Form 10-Q
period 2021-04-04
QUICKLOGIC Corp
filed 2021-05-19
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2021

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

As of May 14, 2021, there were 11,450,285 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

April 4, 2021

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	April 4,	January 3,
	2021	2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$20,935	$22,748
Accounts receivable, net of allowances for doubtful accounts of $0	1,302	1,688
Inventories	2,490	2,688
Other current assets	1,367	1,066
Total current assets	26,094	28,190
Property and equipment, net	631	548
Capitalized internal-use software, net	1,066	986
Right of use assets	1,661	1,839
Intangible assets	833	860
Goodwill	185	185
Other assets	283	280
TOTAL ASSETS	$30,753	$32,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,375	935
Accrued liabilities	1,546	1,340
Deferred revenue	166	52
Lease liabilities, current	711	685
Total current liabilities	18,798	18,012
Long-term liabilities:
Notes payable, non-current	—	1,192
Lease liabilities, non-current	1,043	1,197
Other long-term liabilities	230	—
Total liabilities	20,071	20,401
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 11,448 and 11,094 shares issued and outstanding as of April 4, 2021 and January 3, 2021, respectively	11	11
Additional paid-in capital	306,769	306,885
Accumulated deficit	(296,098)	(294,409)
Total stockholders' equity	10,682	12,487
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,753	$32,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 4,	March 29,
	2021	2020
Revenue	$2,240	$2,158
Cost of revenue	1,096	1,043
Gross profit	1,144	1,115
Operating expenses:
Research and development	1,887	1,819
Selling, general and administrative	1,947	1,879
Restructuring costs	—	479
Total operating expenses	3,834	4,177
Loss from operations	(2,690)	(3,062)
Interest expense	(32)	(80)
Gain on forgiveness of debt	1,192	—
Interest income and other income (expense), net	(7)	(5)
Loss before income taxes	(1,537)	(3,147)
Provision for income taxes	152	18
Net loss	$(1,689)	$(3,165)
Net loss per share:
Basic and diluted	$(0.15)	$(0.38)
Weighted average shares outstanding:
Basic and diluted	11,264	8,362

Note: Net loss equals comprehensive loss for all periods presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 4,	March 29,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,689)	$(3,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	265
Stock-based compensation	368	(398)
Write-down of inventories	15	17
Write-off of equipment	—	4
Gain on forgiveness of debt	(1,192)	—
Changes in operating assets and liabilities:
Accounts receivable	386	615
Inventories	183	158
Other assets	(304)	301
Trade payables	518	1
Accrued liabilities	206	27
Deferred revenue	114	—
Other long-term liabilities	230	—
Net cash (used in) operating activities	(1,003)	(2,175)
Cash flows from investing activities:
Capital expenditures for property and equipment	(144)	(37)
Capitalized internal-use software	(139)	(253)
Net cash (used in) investing activities	(283)	(290)
Cash flows from financing activities:
Payment of finance lease obligations	(43)	(60)
Proceeds from line of credit	15,000	12,000
Repayment of line of credit	(15,000)	(12,000)
Proceeds from issuance of common stock, net of issuance costs	—	357
Taxes paid related to settlement of equity awards	(484)	(382)
Net cash (used in) financing activities	(527)	(85)
Net decrease in cash, cash equivalents and restricted cash	(1,813)	(2,550)
Cash, cash equivalents and restricted cash at beginning of period	22,748	21,548
Cash, cash equivalents and restricted cash at end of period	$20,935	$18,998

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 3, 2021	11,094	$11	$306,885	$(294,409)	$12,487
Common stock issued under stock plans and employee stock purchase plan	354	—	(484)	—	(484)
Stock-based compensation	—	—	368	—	368
Net loss	—	—	—	(1,689)	(1,689)
Balance at April 4, 2021	11,448	$11	$306,769	$(296,098)	$10,682

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2019	8,331	$8	$297,073	$(283,258)	$13,823
Common stock issued under stock plans and employee stock purchase plan	52	—	(25)	—	(25)
Common stock issued for SensiML acquisition	—	—	—	—	—
Stock-based compensation	—	—	(398)	—	(398)
Net loss	—	—	—	(3,165)	(3,165)
Balance at March 29, 2020	8,383	$8	$296,650	$(286,423)	$10,235

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim Unaudited Condensed Consolidated Financial Statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. Operating results for the three months ended April 4, 2021 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarters for 2021 and 2020 ended on April 4, 2021 and March 29, 2020, respectively.

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

As such, while COVID-19 has had an impact on the Company's financial results on the three months ended April 4, 2021, the COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2021 remain dynamic, and the broader implications for its business and future results of operations remain uncertain. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations. It is difficult to accurately predict the full impact that COVID-19 will have on the Company's future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. The Company will continue to closely monitor the pandemic's associated effects on all aspects of the business.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $479,000 restructuring costs during the first quarter of 2020, consisting primarily of employee severance related costs and facilities costs. There were no restructuring charges incurred in the quarter ended April 4, 2021.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of April 4, 2021, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $20.9 million, including $15.0 million drawn down from its revolving line of credit with Heritage Bank of Commerce (“Heritage Bank”) and $1.2  million loan received under the Paycheck Protection Program (“PPP”) which was subsequently forgiven.

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), with Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility (the “Revolving Facility”) with aggregate commitments of $9.0 million.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9.0 million to $15.0 million. The Amended and Restated Loan Agreement requires the Company to maintain at least $3.0 million in unrestricted cash at Heritage Bank.

On November 6, 2019, the Company entered into a First Amendment to the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date for one year through September 28, 2021 (the "First Amendment"). Under this First Amendment, the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

On December 11, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement with Heritage Bank. The Second Amendment extended the loan maturity date for one year through September 28, 2022 and amended the interest to a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

The Company was in compliance with all loan covenants as of April 4, 2021. As of April 4, 2021, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 3.75%.

On May 6, 2020, the Company entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020, or CARES Act. On January 26, 2021, the Company received notice from Heritage Bank that amounts under the loan agreement had been forgiven. See Note 5 to these Unaudited Condensed Consolidated Financial Statements for the details.

On June 22, 2020, the Company closed an underwritten public offering of 2.5 million shares of common stock, $0.001 par value per share at a price of $3.50 per share. The Company received total gross proceeds from the offering of approximately $8.8 million, including and incurred stock issuance costs of approximately $1.1 million. Under the terms of the Underwriting Agreement, the Company the underwriter a 30-day option to purchase up to an additional 375,000 shares of common stock to cover overallotments. On July 21, 2020, the underwriter's exercised the option to purchase 141,733 additional shares of common stock in connection with the offering, resulting in additional gross proceeds to the Company of approximately $0.5 million and incurred additional stock issuance costs of approximately $52,000 Total gross proceeds received from this offering was approximately $9.3 million and incurred total stock issuance costs of approximately $1.2 million. Net proceeds received from this offering after deducting stock issuance costs was approximately $8.1 million.

The Company currently uses its cash to fund its working capital to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, the market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software tools, the fluctuations in revenue as a result of product end-of-life, the fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, the costs of securing access to and availability of adequate manufacturing capacity, the levels of inventories and wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes and product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of equity in the Company, the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings and existing cash and cash equivalents, with financial resources from its Revolving Facility with the Heritage Bank and its ability to raise additional capital in the public capital markets, will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other income (expense), net in the unaudited condensed consolidated statements of operations.

Uses of Estimates

The preparation of these Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of long-lived assets including mask sets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities.

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

Concentration of Risk

The Company's accounts receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for information regarding concentrations associated with accounts receivable.

Note 2 — Significant Accounting Policies

During the three-month period ended April 4, 2021, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 3, 2021, except for the new accounting standards adopted during the three months ended April 4, 2021. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021. For a discussion of the new accounting standards adopted during the first three months of 2021, see “New Accounting Pronouncements” below.

Fair Value Measurements

The Company’s cash, cash equivalents and restricted cash include money market account balance of $20.9 million and $22.7 million as of April 4, 2021 and January 3, 2021, respectively. Fair value of the Company’s money market account balance with Heritage Bank equals to book value.

Restricted cash

Cash, cash equivalent and restricted cash includes an amount of $100,000 pledged as cash security related to the use of credit cards as of April 4, 2021 and January 3, 2021.

New Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, in order to reduce the cost and complexity of its application. These changes include elimination to the exceptions for (1) Intra-period tax allocation, (2) Deferred tax liabilities related to outside basis differences, and (3) Year-to-date losses in interim periods.  The Company adopted this standard prospectively effective January 4, 2021 with an insignificant impact to the Unaudited Condensed Consolidated Financial Statements.

New accounting pronouncements not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission ("SEC") filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the potential impact on its Unaudited Condensed Consolidated Financial Statements.

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

For the three months ended April 4, 2021 and March 29, 2020, 304,000 and 699,000 shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386,000 shares were issued in connection with May 29, 2018 stock offering were not included in the diluted loss per share calculation of the three months ended April 4, 2021 and March 29, 2020, as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of April 4, 2021, and January 3, 2021 (in thousands):

	April 4,	January 3,
	2021	2021
Inventories:
Raw materials	$156	$191
Work-in-process	1,569	1,842
Finished goods	765	655
	$2,490	$2,688
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$913	$884
Other	454	182
	$1,367	$1,066
Property and equipment, net:
Equipment	$10,508	$10,471
Software	1,891	1,783
Furniture and fixtures	33	33
Leasehold improvements	466	466
	12,898	12,753
Less: Accumulated depreciation and amortization	(12,267)	(12,205)
	$631	$548
Capitalized internal-use software, net:
Capitalized internal-use software	$1,305	$1,166
Less: Accumulated amortization	(239)	(180)
	$1,066	$986
Accrued liabilities:
Employee related accruals	$883	$762
Other	663	578
	$1,546	$1,340

Note 5 — Debt Obligations

Revolving Line of credit

As of April 4, 2021 and January 3, 2021, the Company had $15.0 million of revolving debt outstanding with an interest rates of 3.75% per annum. The Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Amended and Restated Loan Agreement. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. Interest expense recognized were $32,000 and $80,000 for the quarters ended April 4, 2021 and March 29, 2020, respectively.

Payroll Protection Program Loan

On May 6, 2020, the Company entered into a $1.2 million PPP loan agreement with Heritage Bank (“PPP Loan”) under the CARES Act as implemented by the U.S. Small Business Administration. The PPP Loan was evidenced by a promissory note (“PPP Note”) dated May 6, 2020, and matured two years from the disbursement date. The PPP Note bore interest of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing six months after the disbursement date. The Company applied for loan forgiveness in the fourth quarter of fiscal 2020 in accordance with the terms of the CARES Act.  On January 26, 2021, the Company received notice from Heritage Bank that amounts under the PPP Note had been forgiven. The gain related to the loan forgiveness of approximately $1.2 million is reported in other income as gain on forgiveness of debt on the Company’s Unaudited Condensed Statements of Operations for the quarter ended April 4, 2021.

Note 6 — Leases

The Company entered into operating leases for office space for its headquarters, for its domestic and foreign subsidiaries and for its sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of one to five years. Finance leases are generally two to three years. As of April 4, 2021, the balance of right-of-use assets was approximately $1.7 million and the lease liability was approximately $1.8 million for operating and finance leases for the headquarters in San Jose and for the operating subsidiaries SensiML in Oregon and SensiML in India. The lease term of the San Diego facility expired in July 2020 and the office was closed. On July 10, 2020, the Indian subsidiary leased a smaller office premises of approximately 1,100 square feet for a period of eleven months to accommodate the reduced headcount. Effective July 2020, the rental expense of the unused office in India is expensed to restructuring charges. Total rent expense for the three months ended  April 4, 2021 and March 29, 2020 was approximately $107,000 and $147,000, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
Operating lease costs:
Fixed	$103	$141
Short term	4	6
Total	$107	$147
Finance lease costs:
Amortization of ROU asset	$98	$49
Interest	7	7
Total	$105	$56

The following table provides the details of supplemental cash flow information. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three months ended April 4, 2021 and March 29, 2020 (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$102	$123
Operating cash flows used for finance leases	8	7
Financing cash flows used for financing leases	43	60
Total	$153	$190

Right-of-use assets obtained in exchange for finance lease obligations	$—	$773

The following table provides the details of right-of-use assets and lease liabilities as of April 4, 2021 and January 3, 2021 (in thousands):

	April 4,	January 3,
	2021	2021
Right-of-use assets:
Operating leases	$1,054	$1,134
Finance leases	607	705
Total right-of-use assets	$1,661	$1,839
Lease liabilities:
Operating leases	$1,128	$1,212
Finance leases	626	670
Total lease liabilities	$1,754	$1,882

The following table provided the details of future lease payments for operating and finance leases as of April 4, 2021 (in thousands):

	Operating Leases	Finance Leases
2021 (Remaining period)	$300	$327
2022	409	334
2023	421	—
2024	107	—
Total lease payments	1,237	661
Less: Interest	(109)	(35)
Present value of lease liabilities	$1,128	$626

The following table provides the details of lease terms and discount rates as of April 4, 2021 and January 3, 2021:

	April 4,	January 3,
	2021	2021
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	3.00	3.24
Finance leases	2.06	2.21
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	5.50%	5.50%

Note 7 — Employee Stock Plans

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan (“2019 Plan”) to replace the 2009 Stock Plan. Under the 2019 Plan, 357,143 shares of common stock were made available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Stock Plan that expire, including the 299,070 shares then available, or which are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder.

The 2019 Plan was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things, reserve an additional 550,000 shares of common stock for issuance under the 2019 Plan. As of April 4, 2021, approximately 538,000 shares of the Company’s common stock were reserved for issuance under the 2019 Plan.

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“2009 ESPP”) was adopted in March 2009 and amended by the Board of Directors in January 2015 and in February 2017, and approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 71,429 and 107,143 shares of common stock, respectively, for issuance under the 2009 ESPP.

The 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020.  The amendment, among other things, extend the term of the plan until March 5, 2029 and reserved an additional 300,000 shares of common stock for issuance under the 2009 ESPP. As of April 4, 2021, approximately 341,926 shares of the Company’s common stock were reserved for issuance under the 2009 ESPP.

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 4, 2021 and March 29, 2020 was as follows (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
Cost of revenue	$36	$12
Research and development	157	(464)
Selling, general and administrative	175	54
Total	$368	$(398)

During the three months ended March 29, 2020, the Company reversed stock-based compensation expense related to the cancellation of certain unvested performance-based RSUs and restructuring-related terminations.

No stock-based compensation was capitalized during any period presented above.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended April 4, 2021 (in thousands):

Shares Available for Grants
Balance at January 3, 2021	320
RSUs granted	(28)
RSUs forfeited or expired	8
PRSUs forfeited or expired	238
Balance at April 4, 2021	538

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the three months ended April 4, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2021	121	$28.46	3.75	—
Forfeited or expired	—	—
Exercised	—	—
Balance outstanding at April 4, 2021	121	$28.46	3.12	$—
Exercisable at April 4, 2021	121	$28.46	3.12	$—
Vested and expected to vest at April 4, 2021	121	$28.46	3.12	$—

There was no stock option activities for the quarters three months ended April 4, 2021 and March 29, 2020.

Total stock-based compensation related to stock options was approximately $0 and $14,000 for the three months ended April 4, 2021 and March 29, 2020, respectively. As of April 4, 2021, the fair value of unvested stock options, net of forfeitures, was $0.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $338,000 for the three months ended April 4, 2021 and a reversal of stock-based compensation expense of $418,000 for the three months ended  March 29, 2020. During the three months ended March 29, 2020, the Company reversed stock-based compensation expense related to the cancellation of certain unvested performance-based RSUs and restructuring-related terminations.

As of April 4, 2021 and March 29, 2020, there was approximately $373,000 million and $2.4 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense is expected to be recorded over a weighted average period of 1.65 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended April 4, 2021 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 3, 2021	800	$4.99
Granted	28	5.03
Vested	(453)	4.88
Forfeited	(247)	5.08
Nonvested at April 4, 2021	128	$5.20

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's ESPP was approximately $30,000 and $0 for the three months ended April 4, 2021 and March 29, 2020, respectively.

Note 9 — Income Taxes

The Company recorded a net income tax expense of $152,000 and $18,000 for the three months ended April 4, 2021 and March 29, 2020, respectively. A majority of the income tax expense for the first quarter of 2021 relates to the Company's foreign subsidiaries, which are cost-plus entities. A tax expense resulting from the assessment and statutory closing of prior years’ foreign tax returns relates to the Company's foreign subsidiaries, which are cost-plus entities.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of April 4, 2021. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of April 4, 2021 and January 3, 2021 which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as a result of the Coronavirus pandemic. The Act includes provisions relating to loan programs for small businesses ("Paycheck Protection Program" or "PPP"), refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications of the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company applied for and received $1.2M of the PPP loan in Q2 2020 and the amount was utilized on qualified business expenses under the guidance of PPP. On December 27, 2020, the President signed the Consolidated Appropriations Act 2021 (the "Bill") into law. The Bill confirms the business expenses paid out of PPP loans maybe deducted for federal income tax purposes and the borrower's tax basis and other attributes of the borrower's assets will not be reduced as a result of the loan forgiveness. The Company applied for the loan forgiveness and the application was approved by the lender on January 26, 2021. The loan was reclassified to cancellation of debt income in Q1 2021 for GAAP and is not taxable for federal purposes according to the CARES Act.

California has issued specific guidance regarding its conformity to the CARES Act. No provisions are expected to have a material impact on the Company, except for the business expenses paid out of the PPP loan is not deductible for California tax purposes. The Company will continue to monitor the guidance released by California and evaluate its impact.

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 ("AB 85") into law, which temporarily suspends net operating loss deductions for most businesses and limits certain general business credits. These provisions will be applied retroactively to tax years beginning on or after January 1, 2020 through December 31, 2022. However, the law provides for a small business exemption for taxpayers with income subject to tax under $1 million. The Company has evaluated the current legislation and does not anticipate AB 85 to have a material impact on its financial statements.

On December 18, 2019, the FASB issued new guidance ASU 2019-12 that simplifies the accounting for income taxes to reduce complexity in accounting standards which the Company adopted on January 4, 2021. The majority of the key provisions of the ASU 2019-12 does not have a material impact on the Company's consolidated financial statements.

Note 10 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
New products	$1,075	$486
Mature products	1,165	1,672
Total revenue	$2,240	$2,158

Note: New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and SensiML AI software as a service (“SaaS”) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer and includes related royalty revenue.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
Asia Pacific (1)	$753	$406
North America (2)	1,259	952
Europe	228	800
Total revenue	$2,240	$2,158

(1)	Asia Pacific includes revenue from Japan of $724,000, or 32% of total revenue, and $394,000 or 18% of total revenue, for the three months ended April 4, 2021 and March 29, 2020, respectively.
(2)

North America includes revenue from the United States of $1.2 million, or 56% of total revenue, and $942,000, or 44% of total revenue, for the three months ended April 4, 2021 and March 29, 2020, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 4,	March 29,
	2021	2020
Distributor "A"	12%	38%
Distributor "C"	23%	25%
Distributor "E"	29%	13%
Customer "B"	*	14%
Customer "E"	*	14%
Customer "F"	29%	13%
Customer "L"	*	11%
Customer "M"	*	11%
Customer "N"	13%	*
Customer "O"	13%	*

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 4,	January 3,
	2021	2021
Distributor "A"	14%	*
Distributor "C"	38%	*
Distributor "P"	*	67%
Distributor "Q"	*	10%
Customer "N"	24%	*

* Represents less than 10% of accounts receivable as of the dates presented.

As of  April 4, 2021, 3.6% of the Company's long-lived assets, including property and equipment and other assets, were located outside the United States.

Note 11 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of this forecasted wafer volume. As of April 4, 2021, and January 3, 2021, the Company had $262,000 and $60,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of April 4, 2021, total outstanding purchase obligations for other goods and services were $810,000, all of which are due within the next twelve months.

Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of April 4, 2021, the Company was not involved in any litigation.

India Transfer Pricing notice

On January 27, 2021, the Company received an order from the Income Tax Department of the Ministry of Finance in India (the "DRP, or "the Department") disputing the transfer pricing rate the company used for Assessment Years 2017-18, the result of which may affect later years. It is the intention of the Company to appeal such order as the rate requested by the government of India is not representative of the results of operations of the company, as well as other factors. In addition, on April 30, 2021, the Company filed an appeal with the DRP, citing various issues with the Department's calculations and choice of comparable entities used to arrive at its initial assessment. The Company does not expect a response to such appeal for six to nine months, or more due in part to the complete closure related to India's COVID-19 pandemic.  The Company is in the process of evaluating the effect such order may have on its foreign tax provision. Such effect if any would be to the tax provision and amounts owed under taxes to foreign jurisdictions only.

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

The following discussion should be read in conjunction with the attached Unaudited Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2021, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

During the first quarter of 2021, we generated total revenue of $2.2 million, which represents a decrease of 10% compared to the prior quarter and an increase of 4% compared to the same quarter last year. Our new product revenue in the first quarter was $1.1 million, which represents an increase of 28% from the prior quarter and increase of 121% from the first quarter of 2020. Our mature product revenue was $1.2 million in the first quarter of 2021, which was a decrease of 30% compared to the prior quarter and a decrease of $507,000 compared to the first quarter of 2020. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $1.7 million for the first quarter of 2021, a decrease of 43% compared with the prior quarter and a decrease of 47%  compared with the first quarter of 2020.

We have experienced net losses in the recent years and expect losses to continue through at least fiscal year 2021 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

COVID-19 Response

The COVID-19 pandemic and its effects on the Company’s business in its fiscal 2020, the first quarter of fiscal 2021, and potential effects on the remainder of fiscal 2021 and beyond remain uncertain. There have been further restrictions by the governmental authorities as a result of a surge in COVID-19 cases during the winter of 2020 and continuing into fiscal 2021. These restrictions and other impacts from COVID-19 could cause further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. This might cause delays in production or delivery of components or raw materials that are part of the Company’s global supply chain. If COVID-19 cases surge and the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations.

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

Restructuring

In January 2020, we implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by our Board of Directors on January 24, 2020. Pursuant to the restructuring plan, we recorded $479,000 restructuring charges during the first quarter of fiscal year 2020, consisting primarily of employee severance related costs and facilities costs. There were no restructuring charges incurred in the quarter ended April 4, 2021.

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

Critical Accounting Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Unaudited Condensed Consolidated Financial Statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 4, 2021, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021, except for the new accounting standards adopted in the first quarter of 2021 as described in Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three months ended April 4, 2021 filed herewith. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 4,	March 29,
	2021	2020
Revenue	100%	100%
Cost of revenue	49%	48%
Gross profit	51%	52%
Operating expenses:
Research and development	84%	84%
Selling, general and administrative	87%	87%
Restructuring costs	0%	22%
Loss from operations	(120)%	(142)%

Interest expense	(1)%	(4)%
Gain on forgiveness of debt	53%	0%
Interest income and other income (expense), net	(0)%	(0)%
Loss before income taxes	(69)%	(146)%
Provision for income taxes	7%	1%
Net loss	(75)%	(147)%

Note: Insignificant percentages are rounded to zero percentage (0%) for disclosure

Three Months Ended April 4, 2021 Compared to Three Months Ended March 29, 2020

Revenue

The table below sets forth the changes in revenue for the three months ended April 4, 2021, as compared to the three months ended March 29, 2020 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2021		March 29, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$1,075	48%	$486	23%	$589	121%
Mature products	1,165	52%	1,672	77%	(507)	(30)%
Total revenue	$2,240	100%	$2,158	100%	$82	4%

Note: For all periods presented - New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, QuickAI and SensiML AI SaaS revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer and includes related royalty revenue.

Product revenue for the first quarter of 2021 compared to the first quarter of 2020 was relatively unchanged. The net increase of $589,000 in the revenue of new products was primarily due to increases of connectivity and sensor product revenue. The net decrease of $507,000 in mature product revenue compared to the first quarter of 2020 was due primarily to decreases in PASIC 3, QuickRAM, ECLP and QECL products, partially offset by an increase in other products and an increase in royalty revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2021		March 29, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$2,240	100%	$2,158	100%	$82	4%
Cost of revenue	1,096	49%	1,043	48%	53	5%
Gross profit	$1,144	51%	$1,115	52%	$29	3%

In the first quarter of 2021, gross profit was higher by $29,000 or 3% as compared to the same quarter in the prior year. This was primarily due to an increase in revenue of 4% this quarter as compared to last year. The sale of previously reserved inventory was $12,000 and $17,000 in the first quarters of 2021 and 2020, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 4, 2021, as compared to the three months ended March 29, 2020 (in thousands, except percentage data):

	Three Months Ended
	April 4, 2021		March 29, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,887	84%	$1,819	84%	$68	4%
SG&A expense	1,947	87%	1,879	87%	68	4%
Restructuring costs	—	0%	479	22%	(479)	(100)%
Total operating expenses	$3,834	171%	$4,177	194%	$(343)	(8)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $68,000 increase in R&D expenses in the first quarter of 2021, as compared to the first quarter of 2020, was primarily attributable to a mix of offsetting increases and decreases. The increase in Research and Development costs was related primarily to stock based compensation, allocable expenses and other, offset by reduced salary and related expenses, outside services, facility and depreciation expenses related primarily to our restructuring activities in the first quarter of fiscal 2020, due to reduced spending related to our restructuring plan implemented in January 2020 and to reduced spending related to the COVID-19 pandemic.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The $68,000 increase in SG&A expenses in the first quarter of 2021, as compared to the first quarter of 2020 was primarily attributable to outside legal and consulting costs, offset by a decrease in stock-based compensation and reduced travel and entertainment related to the company’s restructuring in the first quarter of 2020 and reductions in spending related to COVID-19 restrictions.

Restructuring

In January 2020, we implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by our Board of Directors on January 24, 2020. Pursuant to the restructuring plan, we recorded restructuring costs of $0 in the first quarter of 2021 as compared to $479,000 in the first quarter of 2020. Restructuring costs consists primarily of employee severance-related costs and facilities costs. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 (in thousands, except percentage data):

	Three Months Ended		Change
	April 4,	March 29,
	2021	2020	Amount	Percentage
Interest expense	$(32)	$(80)	$48	(60)%
Gain on forgiveness of debt	1,192	-	1,192	*
Interest income and other income (expense), net	(7)	(5)	(2)	*
Total interest income and other income (expense), net	$(39)	$(85)	$46	*

* Percentage change was omitted as the result was not meaningful.

Interest expense relates primarily to our line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Interest rates for the first quarter of this year as compared to the prior year were significantly lower, accounting for most of the decrease. Gain on forgiveness of debt relates to the gain related to the forgiveness of the PPP loan of $1.2 million for the three months ended April 4, 2021 . Other interest income and other income (expense), net for this period was approximately $8,000, approximately flat compared with the three months ended March 29, 2020.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended April 4, 2021 as compared to the three months ended March 29, 2020 (in thousands, except percentage data):

	Three Months Ended		Change
	April 4,	March 29,
	2021	2020	Amount	Percentage
Provision for income taxes	$152	$18	$134	744%

The majority of the income tax expense for the quarter ended April 4, 2021 and March 29, 2020 relates to our foreign subsidiaries, which are cost-plus entities. Included in the provision for the quarter ended April 4, 2021, was a $125,000 deferred tax provision  related to a one time repatriation of funds from our India entity.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Liquidity and Capital Resources

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of April 4, 2021, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $20.9 million, including $15.0 million drawn down from its revolving line of credit with Heritage Bank of Commerce (“Heritage Bank”) and $1.2 million loan received under the Paycheck Protection Program (“PPP”) which was subsequently forgiven.

On September 28, 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), with Heritage Bank. The Loan Agreement provided for, among other things, a revolving line of credit facility (the “Revolving Facility”) with aggregate commitments of $9.0 million.

On December 21, 2018, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Heritage Bank to replace in its entirety the Loan Agreement. The Amended and Restated Loan Agreement increased the Revolving Facility from $9.0 million to $15.0 million. The Amended and Restated Loan Agreement requires the Company to maintain at least $3.0 million in unrestricted cash at Heritage Bank.

On November 6, 2019, the Company entered into a First Amendment to the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date for one year through September 28, 2021 (the “First Amendment”). Under this First Amendment, the Revolving Facility advances shall bear interest, on the outstanding daily balance thereof, at a rate per annum equal to the greater of (i) one half of one percentage point (0.50%) above the Prime Rate, or (ii) five and one half of one percentage points (5.50%).

On December 11, 2020, the Company entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement with Heritage Bank. The Second Amendment extended the loan maturity date for one year through September 28, 2022 and amended the interest to a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

The Company was in compliance with all loan covenants as of April 4, 2021. As of April 4, 2021, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 3.75%.

On May 6, 2020, the Company entered into a loan agreement with Heritage Bank for a loan of $1.2 million pursuant to the PPP under the CARES Act enacted on March 27, 2020. On January 26, 2021, the Company received notice from Heritage Bank that amounts under the loan agreement had been forgiven. See Note 5 to these Unaudited Condensed Consolidated Financial Statements for the details.

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

The Company currently uses its cash to fund its working capital to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the Revolving Facility with Heritage Bank, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, the market acceptance of existing and new products including solutions based on its ArcticLink®, PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software tools, the fluctuations in revenue as a result of product end-of-life, the fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, the costs of securing access to and availability of adequate manufacturing capacity, the levels of inventories and wafer purchase commitments, customer credit terms, the amount and timing of research and development expenditures, the timing of new product introductions, production volumes and product quality, sales and marketing efforts, the value and liquidity of its investment portfolio, changes in operating assets and liabilities, the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities, the ability to raise funds from the sale of equity in the Company, the ability to capitalize on synergies with our newly acquired subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings and existing cash and cash equivalents, with financial resources from its Revolving Facility with the Heritage Bank and its ability to raise additional capital in the public capital markets, will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants

As of April 4, 2021, most of our cash, cash equivalents and restricted cash were invested in the money market account at Heritage Bank. As of April 4, 2021, our interest-bearing debt consisted of $626,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 6 and Note 5 to the Unaudited Condensed Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $756,000 and $342,000 as of April 4, 2021 and January 3, 2021, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	April 4,	March 29,
	2021	2020
Net cash (used in) operating activities	$(1,003)	$(2,175)
Net cash (used in) investing activities	(283)	(290)
Net cash (used in) financing activities	(527)	(85)

Net cash (used in) operating activities

For the three months ended April 4, 2021, net cash used in operating activities was $1.0 million, which was primarily due to the net loss of $1.7 million, adjusted for non-cash charges of $647,000 including the gain recognized from the forgiveness of the PPP loan of $1.2 million. Other non-cash charges consisted primarily of $368,000 of stock-based compensation and depreciation and amortization expenses of $162,000. Cash inflows from changes in operating assets and liabilities were $1.3 million, primarily due to a decrease in trade receivables from our collection efforts and an increase in accrued liabilities subject to the variability of the timing of payments, partially offset by an increase in other assets.

For the three months ended March 29, 2020, net cash used in operating activities was $2.2 million, which was primarily due to the net loss of $3.2 million, adjusted for non-cash charges of $112,000. Non-cash charges consisted primarily of $398,000 net gain from reversal of stock-based compensation expense of $265,000. The net gain from the reversal of stock-based compensation was a result of the cancellation of certain performance based RSUs, as established goals required for vesting were not achieved and cancellation of RSUs due to restructuring related terminations. Cash inflows from changes in operating assets and liabilities were $1.1 million, primarily due to a decrease in inventory and a decrease in trade receivables.

Net cash (used in) investing activities

For the three months ended April 4, 2021, cash used in investing activities was $283,000, which was primarily attributable to the capitalized internal-use software and capital expenditure relating to leasehold improvements and computer equipment.

For the three months ended March 29, 2020, cash used in investing activities was $290,000, which was primarily attributable to capital expenditure relating to leasehold improvements and computer equipment at the new office premises.

Net cash (used in) financing activities

Cash flows from financing activities includes the draw-downs and repayments of our line of credit.  For the first quarter of 2021 and 2020, these draw-downs and repayments netted to zero.

For the three months ended April 4, 2021, cash used in financing activities was $527,000, which was primarily attributable to taxes paid relating to stock-based compensation equity awards.  We continue to use and repay our revolving line of credit as our cash needs require.

For the three months ended March 29, 2020 cash used in financing activities was $85,000, primarily attributable to the scheduled repayments of finance lease obligations and tax payments related to net settlement of stock awards, partially offset by net proceeds from the issuance of common stock under our equity plans.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of April 4, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years
Contractual obligations:
Operating leases	$1,237	$400	$837	$—
Finance and software lease obligations	627	370	257	—
Wafer purchases (1)	262	262	—	—
Other purchase commitments	810	810	—	—
Total contractual obligations	$2,936	$1,842	$1,094	$—
Other commercial commitments:
Revolving line of credit	$15,000	$15,000	$—	$—
Total commercial commitments	15,000	15,000	—	—
Total contractual and commercial obligations	$17,936	$16,842	$1,094	$—

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.

As of April 4, 2021, we have no contractual obligations or commercial commitments beyond three years.

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

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 4, 2021, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Interim Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None. See Note 11 of the Unaudited Condensed Consolidated Financial Statements for a description of legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in our 2020 Annual Report on Form 10-K for the year ended January 3, 2021, filed with the SEC on March 23, 2021, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description	Form	Exhibit	Filing Date
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anthony Contos, Interim Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony Contos, Interim Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended April 4, 2021, has been formatted in Inline XBRL.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Anthony Contos
Date:	May 19, 2021	Anthony Contos
Interim Chief Accounting Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)