Form 10-Q
period 2021-10-03
QUICKLOGIC Corp
filed 2021-11-17
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2021

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

As of November 11,2021, there were 11,795,647 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

October 3, 2021

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	October 3,	January 3,
	2021	2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$19,581	$22,748
Accounts receivable, net of allowances for doubtful accounts of $62 and $0, respectively	2,012	1,688
Inventories	2,182	2,688
Other current assets	1,157	1,066
Total current assets	24,932	28,190
Property and equipment, net	542	548
Capitalized internal-use software, net	1,191	986
Right of use assets	1,722	1,839
Intangible assets	779	860
Goodwill	185	185
Other assets	279	280
TOTAL ASSETS	$29,630	$32,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,376	935
Accrued liabilities	1,591	1,340
Deferred revenue	94	52
Lease liabilities, current	803	685
Total current liabilities	18,864	18,012
Long-term liabilities:
Notes payable, non-current	—	1,192
Lease liabilities, non-current	993	1,197
Other liabilities, non-current	167	—
Total liabilities	20,024	20,401
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 11,790 and 11,094 shares issued and outstanding as of October 3, 2021 and January 3, 2021, respectively	12	11
Additional paid-in capital	309,036	306,885
Accumulated deficit	(299,442)	(294,409)
Total stockholders' equity	9,606	12,487
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,630	$32,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Revenue	$3,858	$1,780	$8,980	$6,134
Cost of revenue	1,126	857	3,638	3,092
Gross profit	2,732	923	5,342	3,042
Operating expenses:
Research and development	1,807	1,380	5,346	5,399
Selling, general and administrative	2,186	1,478	5,927	5,022
Restructuring costs	—	111	—	624
Total operating expenses	3,993	2,969	11,273	11,045
Loss from operations	(1,261)	(2,046)	(5,931)	(8,003)
Interest expense	(35)	(36)	(99)	(299)
Gain on forgiveness of debt	—	—	1,192	—
Interest income and other income (expense), net	(7)	27	(59)	94
Loss before income taxes	(1,303)	(2,055)	(4,897)	(8,208)
Provision for (benefit from) income taxes	(21)	10	136	1
Net loss	$(1,282)	$(2,065)	$(5,033)	$(8,209)
Net loss per share:
Basic and diluted	$(0.11)	$(0.19)	$(0.44)	$(0.88)
Weighted average shares outstanding:
Basic and diluted	11,573	11,023	11,441	9,315

Note: Net loss equals comprehensive loss for all periods presented.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 3,	September 27,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,033)	$(8,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471	644
Stock-based compensation	1,455	601
Write-down of inventories	225	55
Write-off of equipment	(5)	41
Gain on forgiveness of debt	(1,192)	—
Allowance for bad debt	62	—
Changes in operating assets and liabilities:
Accounts receivable	(386)	876
Inventories	281	67
Other assets	(90)	433
Trade payables	699	225
Accrued liabilities and deferred revenue	293	122
Other long-term liabilities	167	—
Net cash used in operating activities	(3,053)	(5,145)
Cash flows from investing activities:
Capital expenditures for property and equipment	(178)	(155)
Capitalized internal-use software	(402)	(607)
Net cash used in investing activities	(580)	(762)
Cash flows from financing activities:
Payment of finance lease obligations	(231)	(179)
Proceeds from paycheck protection program loan	—	1,191
Proceeds from line of credit	45,000	42,000
Repayment of line of credit	(45,000)	(42,000)
Proceeds from issuance of common stock	148	—
Proceeds from equity funding, net of issuance costs	1,034	8,099
Taxes paid related to settlement of equity awards	(485)	(67)
Net cash provided by financing activities	466	9,044
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,167)	3,137
Cash, cash equivalents and restricted cash at beginning of period	22,748	21,548
Cash, cash equivalents and restricted cash at end of period	$19,581	$24,685

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 3, 2021	11,094	$11	$306,885	$(294,409)	$12,487
Common stock issued under stock plans and employee stock purchase plan	354	—	(484)	—	(484)
Stock-based compensation	—	—	368	—	368
Net loss	—	—	—	(1,689)	(1,689)
Balance at April 4, 2021	11,448	11	306,769	(296,098)	10,682
Common stock issued under stock plans and employee stock purchase plan	64	1	146	—	147
Stock-based compensation	—	—	202	—	202
Net loss	—	—	—	(2,062)	(2,062)
Balance at July 4, 2021	11,512	$12	$307,117	$(298,160)	$8,969
Common stock issued under stock plans and employee stock purchase plan	79	—		—	—
Common stock offering, net of issuance costs of $45	199	—	1,034	—	1,034
Stock-based compensation	—	—	885	—	885
Net loss	—	—	—	(1,282)	(1,282)
Balance at October 3, 2021	11,790	$12	$309,036	$(299,442)	$9,606

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2019	8,331	$8	$297,073	$(283,258)	$13,823
Common stock issued under stock plans and employee stock purchase plan	52	—	(25)	—	(25)
Stock-based compensation	—	—	(398)	—	(398)
Net loss	—	—	—	(3,165)	(3,165)
Balance at March 29, 2020	8,383	8	296,650	(286,423)	10,235
Common stock issued under stock plans and employee stock purchase plan	29	—	(31)	—	(31)
Common stock offering, net of issuance costs of $1.1 million	2,500	3	7,653	—	7,656
Stock-based compensation	—	—	741	—	741
Net loss	—	—	—	(2,979)	(2,979)
Balance at June 28, 2020	10,912	$11	$305,013	$(289,402)	$15,622
Common stock issued under stock plans and employee stock purchase plan	14	—	(13)	—	(13)
Stock issuance costs	142	—	445	—	445
Stock-based compensation	—	—	258	—	258
Net loss	—	—	—	(2,065)	(2,065)
Balance at September 27, 2020	11,068	$11	$305,703	$(291,467)	$14,247

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or “Company”) was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers (“OEMs”) to maximize battery life for highly differentiated, immersive user experiences with smartphone, wearable, hearable, tablet and internet-of-Things (“IoT devices”). QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip (“SoC”) semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing and enhanced visual experiences. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, ultra-low power Field Programmable Gate Arrays (“FPGAs”), and embedded FPGA (eFPGA) intellectual property (IP). The Company’s wholly owned subsidiary, SensiML Corporation (“SensiML”) provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property (“IP”) plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim Unaudited Condensed Consolidated Financial Statements be read in conjunction with the Company's Form 10-K for the year ended January 3, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. Operating results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the full year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarters for 2021 and 2020 ended on October 3, 2021 and September 27, 2020, respectively.

COVID-19 - Impact on Business

On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The social and economic impact of the COVID-19 outbreak has continued to increase exponentially since this declaration. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19 and countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19 amid increasing, yet uneven progress toward vaccination. Restrictions on travel, business operations and the movement of people in many regions of the world in which the Company operates, and the imposition of further shelter-in-place or similarly restrictive work-from-home orders would impact many of the Company’s offices and employees, including those located in the United States. As a result, the Company has substantially limited the presence of personnel in its offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The Company has also experienced some disruption and delays in its supply chain, customer deployment plans, and logistics challenges, including certain limitations on its ability to access customer fulfillment and service sites.

As such, while COVID-19 has had an impact on the Company's financial results on the three and nine months ended October 3, 2021, the COVID-19 pandemic and its potential effects on the Company’s business in its fiscal 2021 remain dynamic, and the broader implications for its business and future results of operations remain uncertain and cannot be predicted. These implications could include further disruptions or restrictions on the Company’s ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of the Company’s global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit its ability to obtain the supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where the Company, its customers or suppliers conduct business, or the Company experiences more pronounced disruptions in its operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for the Company's products could have a material adverse effect on the Company’s business, cash flows or results of operations. It is difficult to accurately predict the full impact that COVID-19 will have on the Company's future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and related containment measures. The Company will continue to closely monitor the pandemic's associated effects on all aspects of the business.

Restructuring

In January 2020, the Company implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by the Company’s Board of Directors on January 24, 2020. Pursuant to the restructuring plan, the Company recorded $624,000 restructuring costs during the nine months ended September 27, 2020, consisting primarily of employee severance related costs and facilities costs. There were no restructuring charges incurred for the nine months ended October 3,2021.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of October 3, 2021, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $19.6 million, including $15.0 million drawn down from its revolving line of credit with Heritage Bank of Commerce (“Heritage Bank”), $1.2 million loan received under the Paycheck Protection Program (“PPP”) which was forgiven in January of 2021, and net proceeds of $1.0 million from the Company's sale of common stock in September 2021.

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

On August 16, 2021, the Company entered into a Third Amendment to the Amended and Restated Loan Agreement with Heritage Bank (the "Third Amendment"). The Third Amendment (a) amended the Company’s non-compliance with the minimum cash covenant which obligated the Company to maintain at least $3.0 million of unrestricted cash at all times and (b) amended this obligation such that the Company shall now be required to maintain unrestricted cash in its accounts at the Bank in an amount of at least $3.0 million measured i) immediately prior to the funding of any credit extension, and ii) at all times that any advance is outstanding.

The Company was in compliance with all loan covenants as of October 3, 2021. As of October 3, 2021, the Company had $15.0 million of outstanding revolving line of credit with an interest rate of 3.75%.

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

On September 22, 2021, the Company entered into a Share Subscription Agreement for the sale of 125,000 shares of our common stock (the “Private Placement”). On September 30, 2021, the Company entered into a Common Stock Purchase Agreement for the sale of 73,664 shares of our common stock, in a registered direct offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-230352) (the “Registered Direct Offering,” and together with the Private Placement, the “Share Placements”). The net proceeds to the Company from the Share Placements in aggregate, after deducting equity issuance costs of approximately $45,000, was approximately $1.0 million.

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

Over the longer term, the Company anticipates that sales generated from its new product offerings and existing cash and cash equivalents, with financial resources from its Revolving Facility with the Heritage Bank and its ability to raise additional capital in the public capital markets, will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants. On November 16, 2021, we entered into a Fourth Amendment to extend the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date to December 31, 2023.  See  Note 12.

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

Note 2 — Significant Accounting Policies

During the nine months period ended October 3, 2021, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 3, 2021, except for the new accounting standards adopted during the nine months ended October 3, 2021. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021. For a discussion of the new accounting standards adopted during the nine months of 2021, see “New Accounting Pronouncements” below.

Included in the results for the third quarter of fiscal 2021, was IP Licensing revenue of approximately $1.0 million related to an agreement the Company signed in August 2021.  The Company allocated the total transaction price to each separate performance obligation on a relative stand alone selling price basis. The Company expects the remaining performance obligations to be delivered by December 2021.

Fair Value Measurements

The Company’s cash, cash equivalents and restricted cash include money market account balance of $19.6 million and $22.7 million as of October 3, 2021, and January 3, 2021, respectively. Fair value of the Company’s money market account balance with Heritage Bank equals to book value. The Company's money market account primarily consists of cash.

Restricted Cash

Cash, cash equivalent and restricted cash includes an amount of $100,000 pledged as cash security related to the use of credit cards as of October 3, 2021, and January 3, 2021.

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

For the three and nine months ended October 3, 2021 and September 27, 2020, 690,719 and 979,363 shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386,100 shares were issued in connection with May 29, 2018, stock offering were not included in the diluted loss per share calculation of the three and nine months ended October 3, 2021 and September 27, 2020, as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of October 3, 2021, and January 3, 2021 (in thousands):

	October 3,	January 3,
	2021	2021
Inventories:
Raw materials	$—	$191
Work-in-process	1,428	1,842
Finished goods	754	655
	$2,182	$2,688
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$871	$884
Other	286	182
	$1,157	$1,066
Property and equipment, net:
Equipment	$10,336	$10,471
Software	1,880	1,783
Furniture and fixtures	31	33
Leasehold improvements	466	466
	12,713	12,753
Less: Accumulated depreciation and amortization	(12,171)	(12,205)
	$542	$548
Capitalized internal-use software, net:
Capitalized internal-use software	$1,568	$1,166
Less: Accumulated amortization	(377)	(180)
	$1,191	$986
Accrued liabilities:
Employee related accruals	$955	$762
Other	636	578
	$1,591	$1,340

Note 5 — Debt Obligations

Revolving Line of Credit

As of October 3, 2021 and January 3, 2021, the Company had $15.0 million of revolving debt outstanding with an interest rate of 3.75% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the Amended and Restated Loan Agreement. The Company was in compliance with all loan covenants under the Amended and Restated Loan Agreement as of the end of the current reporting period. Interest expense recognized were $21,941 and $28,146 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $68,109 and $270,521 for the nine months ended October 3, 2021 and September 27, 2020, respectively.

Payroll Protection Program Loan

On May 6, 2020, the Company entered into a $1.2 million Payroll Protection Program loan agreement with Heritage Bank (“PPP Loan”) under the CARES Act as implemented by the U.S. Small Business Administration. The PPP Loan was evidenced by a promissory note (“PPP Note”) dated May 6, 2020 and matured two years from the disbursement date. The PPP Note bore interest of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing six months after the disbursement date. The Company applied for loan forgiveness in the fourth quarter of fiscal 2020 in accordance with the terms of the CARES Act.  On January 26, 2021, the Company received notice from Heritage Bank that amounts under the PPP Note had been forgiven. The gain related to the loan forgiveness of approximately $1.2 million is reported in other income as gain on forgiveness of debt on the Company’s Unaudited Condensed Statements of Operations for the nine months ended October 3, 2021.

Note 6 — Leases

The Company entered into operating leases for office space for its headquarters, for its domestic and foreign subsidiaries and for its sales offices. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of one to five years. Finance leases are generally two to three years. As of October 3, 2021, the balance of right-of-use assets was approximately $1.7 million and the lease liability was approximately $1.8 million for operating and finance leases for the headquarters in San Jose and for the operating subsidiaries of SensiML in Oregon and the Company's subsidiary in India. The lease term of the San Diego facility expired in July 2020 and the office was closed. On July 10, 2020, the Indian subsidiary leased a smaller office premises of approximately 1,100 square feet for a period of eleven months to accommodate the reduced headcount. Effective July 2020, the rental expense of the prior office lease in India was expensed to restructuring charges in the amount of approximately $39,000. The lease term of the Indian facility expired in July 2021. Total rent expense for the three months ended  October 3, 2021 and September 27, 2020 was approximately $105,000 and $150,000, respectively. Total rent expense for the nine months ended October 3, 2021 and September 27, 2020, as approximately $319,000 and $455,000, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operating lease costs:
Fixed	$101	$146	$306	$440
Short term	4	4	13	15
Total	$105	$150	$319	$455
Finance lease costs:
Amortization of ROU asset	$87	$91	$591	$224
Interest	6	9	57	29
Total	$93	$100	$648	$253

The following table provides the details of supplemental cash flow information. The right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the nine months ended October 3, 2021 and September 27, 2020 (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$100	$427
Operating cash flows used for finance leases	9	29
Financing cash flows used for financing leases	231	179
Total	$340	$635

Right-of-use assets obtained in exchange for finance lease obligations	$397	$773

The following table provides the details of right-of-use assets and lease liabilities as of October 3, 2021 and January 3, 2021 (in thousands):

	October 3,	January 3,
	2021	2021
Right-of-use assets:
Operating leases	$893	$1,134
Finance leases	829	705
Total right-of-use assets	$1,722	$1,839
Lease liabilities:
Operating leases	$960	$1,212
Finance leases	836	670
Total lease liabilities	$1,796	$1,882

The following table provided the details of future lease payments for operating and finance leases as of October 3, 2021 (in thousands):

	Operating Leases	Finance Leases
2021 (Remaining period)	$100	$159
2022	409	475
2023	421	141
2024	107	106
Total lease payments	1,037	881
Less: Interest	(77)	(45)
Present value of lease liabilities	$960	$836

The following table provides the details of lease terms and discount rates as of October 3, 2021 and January 3, 2021:

	October 3,	January 3,
	2021	2021
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	2.50	3.24
Finance leases	2.19	2.21
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	5.50%	5.50%

Note 7 — Employee Stock Plans

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the 2019 Stock Plan (“2019 Plan”) to replace the 2009 Stock Plan. Under the 2019 Plan, 357,143 shares of common stock were made available for grants, plus any shares subject to any outstanding options or other awards granted under the Company’s 2009 Stock Plan that expire, including the 241,203 shares then available, or which are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash or otherwise terminated without payment being made thereunder.

The 2019 Plan was amended and restated by the Board of Directors on March 5,2020 and approved by the Company’s stockholders on April 22, 2020 to, among other things, reserve an additional 550,000 shares of common stock for issuance under the 2019 Plan. The 2019 Plan was amended and restated by the Board of Directors on March 3, 2021 and approved by the Company’s stockholders on May 12, 2021 to, among other things, reserve an additional 600,000 shares of common stock for issuance under the 2019 Plan. As of October 3, 2021, approximately 642,899 shares of the Company’s common stock were available for issuance under the 2019 Plan.

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (“2009 ESPP”) was adopted in March 2009 and amended by the Board of Directors in January 2015 and in February 2017, and approved by the Company's stockholders on April 23, 2015 and April 26, 2017, to reserve an additional 71,429 and 107,143 shares of common stock, respectively, for issuance under the 2009 ESPP.

The 2009 ESPP was amended and restated by the Board of Directors on March 5, 2020 and approved by the Company’s stockholders on April 22, 2020.  The amendment, among other things, extend the term of the plan until March 5, 2029 and reserved an additional 300,000 shares of common stock for issuance under the 2009 ESPP. As of October 3, 2021, approximately 281,859 shares of the Company’s common stock were reserved for issuance under the 2009 ESPP.

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended October 3, 2021 and September 27, 2020 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Cost of revenue	$78	$37	$132	$80
Research and development	282	51	521	73
Selling, general and administrative	525	170	802	448
Total	$885	$258	$1,455	$601

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

No stock options were granted during the three and nine months ended October 3, 2021 and September 27, 2020.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended October 3, 2021 (in thousands):

Shares Available for Grants
Balance at January 3, 2021	320
Authorized shares	600
RSUs granted	(377)
PRSU's granted	(175)
Options cancelled	13
RSUs forfeited or expired	23
PRSUs forfeited or expired	239
Balance at October 3, 2021	643

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the nine months ended October 3, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2021	121	$28.46	3.75	—
Forfeited or expired	(13)	$23.84
Balance outstanding at October 3, 2021	108	$29.04	2.99	$—
Exercisable at October 3, 2021	108	$29.04	2.99	$—
Vested and expected to vest at October 3, 2021	108	$29.04	2.99	$—

No stock options were granted during the three and nine months ended October 3, 2021 and September 27, 2020.

Total stock-based compensation related to stock options was approximately $0 and $11,000 for the three months ended October 3, 2021 and September 27, 2020 respectively, and $0 and $39,000 for the nine months ended October 3, 2021 and September 27, 2020, respectively. As of October 3, 2021, the fair value of unvested stock options, net of forfeitures, was $0.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $854,000 and $231,000 for the three months ended  October 3, 2021 and September 27, 2020 respectively, and $1.4 million and $538,000 for the nine months ended October 3, 2021 and September 27, 2020 respectively. Due to the cancellation of certain performance based RSUs and cancellations relating to restructuring, which was implemented in January 2020, the Company reversed stock-based compensation previously recorded resulting in a credit to the stock-based compensation during the six months ended June 28, 2020.

As of October 3, 2021 and September 27, 2020, there was approximately $2.1 million and $1.2 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of October 3, 2021 is expected to be recorded over a weighted average period of 1.39 years.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended October 3, 2021 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 3, 2021	800	$4.99
Granted	552	5.82
Vested	(537)	5.00
Forfeited	(262)	4.99
Nonvested at October 3, 2021	553	$5.81

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's ESPP was approximately $31,000 and $16,000 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $97,000 and $24,000 for the nine months ended October 3, 2021 and September 27, 2020, respectively.

Note 9 — Income Taxes

The Company recorded a net income tax (benefit) expense of ($21,000) and $10,000 for the three months ended  October 3, 2021 and September 27, 2020 , respectively; and $136,000 and $1,000 for the nine months ended October 3, 2021 and September 27, 2020, respectively. A majority of the income tax expense for the first quarter of 2021 relates to the Company's foreign subsidiaries, which are cost-plus entities and withholding tax of $125,000 related to one-time distribution resulting from restructuring in India. A tax expense resulting from the assessment and statutory closing of prior years’ foreign tax returns relates to the Company's foreign subsidiaries, which are cost-plus entities.

The Company believes it is more likely than not that federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of U.S. and certain foreign net deferred tax assets as of October 3, 2021. The Company continues to maintain a full valuation allowance against net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of the Company’s deferred tax assets.

The Company had no unrecognized tax benefits as of October 3, 2021 and January 3, 2021 which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

The following is a breakdown of revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
New products	$2,758	$639	$5,095	$1,945
Mature products	1,100	1,141	3,885	4,189
Total revenue	$3,858	$1,780	$8,980	$6,134

Note: New products include products and related revenues for all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, Quick AI and SensiML AI software as a service (“SaaS”) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer and includes related royalty revenue.

The following is a breakdown of revenue by type (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020

Device sales	$2,858	$1,766	$7,830	$6,002
IP license and other services	1,000	14	1,150	132
Total revenue	$3,858	$1,780	$8,980	$6,134

Note: Device revenue includes new product revenues and mature product revenues, except for IP License and other services.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Asia Pacific (1) (4)	$763	$320	$2,440	$1,505
North America (2)	2,605	1,087	4,429	3,321
Europe (3)	490	373	2,111	1,308
Total revenue	$3,858	$1,780	$8,980	$6,134

(1)

Asia Pacific includes revenue from Japan of $739,000, or 19% of total revenue and $271,000 or 15% of total revenue for the three months ended  October 3, 2021 and September 27, 2020, respectively. For the nine months ended October 3, 2021 and September 27, 2020, revenue from Japan was $2.4 million, or 26% of total revenue, and $1.4 million, or 23% of total revenue, respectively.

(2)

North America includes revenue from the United States of $2.6 million or 67% of total revenue, and $1.1 million, or 61% of total revenue, for the three months ended October 3, 2021 and September 27, 2020, respectively. For the nine months ended October 3, 2021 and September 27, 2020 revenue from the United States was $4.4 million, or 49% of total revenue, and $3.3 million, or 54% of total revenue, respectively.

(3)

Europe includes revenue from United Kingdom of $273,000, or 7% of total revenue and $211,000 or 12% of total revenue for the three months ended  October 3, 2021 and September 27, 2020 , respectively. For the nine months ended October 3, 2021 and September 27, 2020, revenue from United Kingdom of $1,379,000, or 15% of total revenue, and $586,000 or 10% of total revenue, respectively.

(4)	Certain prior period amounts have been reclassified to conform to current period presentation.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Distributor "A"	12%	22%	13%	29%
Distributor "C"	*	20%	12%	18%
Distributor "E"	17%	13%	24%	19%
Customer "B"	*	10%	*	12%
Customer "E"	*	*	14%	*
Customer "F"	17%	13%	24%	19%
Customer "K"	*	12%	*	*
Customer "N"	25%	16%	15%	*
Customer "O"	25%	*	11%	*

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 3,	January 3,
	2021	2021
Distributor "A"	12%	*
Distributor "E"	18%	*
Distributor "J"	41%	*
Customer "O"	21%	*
Customer "P"	*	67%
Customer "Q"	*	10%

* Represents less than 10% of accounts receivable as of the dates presented.

Note 11 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of this forecasted wafer volume. As of October 3, 2021, and January 3, 2021, the Company had $632,000 and $60,000, respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of October 3, 2021, total outstanding purchase obligations for other goods and services were $1.0 million due within the next twelve months.

Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of October 3, 2021, the Company was not involved in any litigation.

India Transfer Pricing Notice

On January 27, 2021, the Company received an order from the Income Tax Department of the Ministry of Finance in India (the "DRP, or "the Department") disputing the transfer pricing rate the Company used for Assessment Years 2017-18, the result of which may affect later years. It is the intention of the Company to appeal such order as the rate requested by the government of India is not representative of the results of operations of the company, as well as other factors. In addition, on April 30, 2021, the Company filed an appeal with the DRP, citing various issues with the Department's calculations and choice of comparable entities used to arrive at its initial assessment. A hearing before the DRP was held on October 7, 2021, subsequent to the end of the Company's third quarter of fiscal 2021. Based on the facts presented, the Panel is expected to adjudicate the case.  The due date for closure of these appeals is December 31, 2021 and it is expected that the Panel will pass its orders before this date. The Company is in the process of evaluating the effect such order may have on its foreign tax provision. Such effect, if any, would be to the tax provision and amounts owed under taxes to foreign jurisdictions only.

Note 12 — Subsequent Events

On November 16, 2021, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Loan Agreement with Heritage Bank originally entered into on December 21, 2018 (the "Amended and Restated Loan Agreement"). The Fourth Amendment extended the loan maturity date through December 31, 2023.

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

During the third quarter of 2021, we generated total revenue of $3.9 million, which represents an increase of 34% compared to the prior quarter and an increase of 117% compared to the same quarter last year. Our new product revenue in the third quarter was $2.8 million, which represents an increase of 119% from the prior quarter and an increase of 332% from the third quarter of 2020, primarily driven by our IP license revenue amounting to $1.0 million the current quarter. Our mature product revenue was $1.1 million in the third quarter of 2021, which was  a decrease of 32% compared to the prior quarter and a decrease of 4% compared to the third quarter of 2020. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $1.3 million for the third quarter of 2021, a decrease of 38% compared with the prior quarter and a decrease of 38% compared with the third quarter of 2020.

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

COVID-19 Response

The COVID-19 pandemic and its effects on our business in fiscal 2020, the three quarters of fiscal 2021, and potential effects on the remainder of fiscal 2021 and beyond remain uncertain. There have been further restrictions by the governmental authorities as a result of a surge in COVID-19 cases during the winter of 2020 and continuing into fiscal 2021, as a result of variant strains of COVID-19 amid uneven progress toward vaccination. These restrictions and other impacts from COVID-19 could cause further disruptions or restrictions on our ability to source, manufacture or distribute its products, including temporary disruptions to the facilities of its contract manufacturers in China, Taiwan, Philippines and Singapore, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. This might cause delays in production or delivery of components or raw materials that are part of our global supply chain. If COVID-19 cases surge and we experience more pronounced disruptions in our operations, the Company may experience constrained supply or curtailed demand that may materially adversely impact its business and results of operations.

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

Restructuring

In January 2020, we implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by our Board of Directors on January 24, 2020. Pursuant to the restructuring plan, we recorded $624,000 restructuring costs during the nine months ended September 27, 2020, consisting primarily of employee severance related costs and facilities costs. There were no restructuring charges incurred for nine months ended October 3, 2021.

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

Critical Accounting Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our Unaudited Condensed Consolidated Financial Statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, valuation of inventories, including identification of excess quantities and product obsolescence, valuation of investments, valuation of long-lived assets, valuation of goodwill, capitalized internal-use software and related amortizable lives and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, measurement of stock-based compensation and estimation of accrued liabilities. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended October 3, 2021, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021, except for the new accounting standards adopted in the first quarter of 2021 as described in Note 2 to the Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended October 3, 2021 filed herewith. For a discussion of critical accounting policies and estimates, please see Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 23, 2021.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	29%	48%	41%	50%
Gross profit	71%	52%	59%	50%
Operating expenses:
Research and development	47%	78%	60%	88%
Selling, general and administrative	57%	83%	66%	82%
Restructuring costs	—%	6%	—%	10%
Loss from operations	(33)%	(115)%	(66)%	(130)%

Interest expense	(1)%	(2)%	(1)%	(5)%
Gain on forgiveness of debt	—%	—%	13%	—%
Interest income and other income (expense), net	(0)%	2%	(1)%	2%
Loss before income taxes	(34)%	(115)%	(55)%	(133)%
Provision for (benefit from) income taxes	(1)%	1%	2%	—%
Net loss	(33)%	(116)%	(56)%	(133)%

Note: Insignificant percentages are rounded to zero percentage (—%) for disclosure

Three Months Ended October 3, 2021 Compared to Three Months Ended September 27, 2020

Revenue

The table below sets forth the changes in revenue for the three months ended October 3, 2021, as compared to the three months ended September 27, 2020 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$2,758	71%	$639	36%	$2,119	332%
Mature products	1,100	29%	1,141	64%	(41)	(4)%
Total revenue	$3,858	100%	$1,780	100%	$2,078	117%

Note: For all periods presented - New products include all products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and related revenue, QuickAI and SensiML AI SaaS revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer and includes related royalty revenue.

Product revenue for the third quarter of 2021 compared to the third quarter of 2020 increased by $2.1 million. The net increase of $2.1 million in the revenue of new products was primarily due to an increase of $1.0 million related to eFPGA IP license revenue as well as increases of connectivity and sensor product revenue. The net decrease of 4% in mature product revenue compared to the third quarter of 2020 was due primarily to decrease in QuickRAM and other products, partially offset by an increase in Eclipse and Eclipse Plus products.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$3,858	100%	$1,780	100%	$2,078	117%
Cost of revenue	1,126	29%	857	48%	269	31%
Gross profit	$2,732	71%	$923	52%	$1,809	196%

In the third quarter of 2021, gross profit increased $1.8 million or 196% as compared to the same quarter in the prior year. This was primarily due to the increase in revenue of 117% including $1.0 million related to IP License revenue with minimal associated cost and product mix in the third quarter as compared to last year, and an increase of 31% in cost of revenue as compared to last year.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 3, 2021, as compared to the three months ended September 27, 2020 (in thousands, except percentage data):

	Three Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,807	47%	$1,380	78%	$427	31%
SG&A expense	2,186	57%	1,478	83%	708	48%
Restructuring costs	—	—%	111	6%	(111)	(100)%
Total operating expenses	$3,993	104%	$2,969	167%	$1,024	34%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $427,000 increase in R&D expenses in the third quarter of 2021, as compared to the third quarter of 2020, was primarily attributable to an increase in stock-based compensation, salary and related expenses, allocable expenses, partially offset by lower outside services and depreciation expenses due primarily to our restructuring in 2020 and to reductions in spending caused by the COVID -19 pandemic.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management.  The $708,000 increase in SG&A expenses in the third quarter of 2021, as compared to the third quarter of 2020 was primarily attributable to outside legal and consulting costs, stock-based compensation expenses, and occupancy costs, partially offset by a decrease in salary and related costs.

Restructuring

In January 2020, we implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by our Board of Directors on January 24, 2020. Pursuant to the restructuring plan, we recorded restructuring costs of $0 in the third quarter of 2021 as compared to $111,000 in the third quarter of 2020. Restructuring costs consists primarily of employee severance-related costs. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020 (in thousands, except percentage data):

	Three Months Ended		Change
	October 3,	September 27,
	2021	2020	Amount	Percentage
Interest expense	$(35)	$(36)	$1	(3)%
Interest income and other income (expense), net	(7)	27	(34)	(126)%
Total interest income and other income (expense), net	$(42)	$(9)	$(33)	367%

Interest expense relates primarily to our line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Interest expense for the third quarter of this year as compared to the same period in the prior year remained fairly flat. For the three months ended October 3, 2021 interest income and other income (expense), net for this period was approximately ($7,000) as compared to $27,000 for the three months ended September 27, 2020

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended October 3, 2021 as compared to the three months ended September 27, 2020 (in thousands, except percentage data):

	Three Months Ended		Change
	October 3,	September 27,
	2021	2020	Amount	Percentage
Provision for (benefit from) income taxes	$(21)	$10	$(31)	(310)%

The majority of the income tax expense for the quarter ended October 3, 2021 and September 27, 2020 relates to our foreign subsidiaries, which are cost-plus entities.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Nine Months Ended October 3, 2021 Compared to Nine Months Ended September 27, 2020

Revenue

The table below sets forth the changes in revenue for the nine months ended October 3, 2021, as compared to the nine months ended September 27, 2020 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$5,095	57%	$1,945	32%	$3,150	162%
Mature products	3,885	43%	4,189	68%	(304)	(7)%
Total revenue	$8,980	100%	$6,134	100%	$2,846	46%

Note: For all periods presented - New products include all products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and related revenues, QuickAI and SensiML AI SaaS revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer and includes related royalty revenue.

Product revenue for the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020 increased by $2.8 million. The net increase of $3.2 million in the revenue of new products was primarily due to an increase in eFPGA IP License revenue of approximately $1.1 million, and increases in connectivity and sensor product revenue. The net decrease of $304,000 in mature product revenue compared to the nine months ended September 27, 2020 was due primarily to decreases in PASIC 3, QuickRAM, and other products, partially offset by increases in Eclipse and Eclipse Plus products.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$8,980	100%	$6,134	100%	$2,846	46%
Cost of revenue	3,638	41%	3,092	50%	546	18%
Gross profit	$5,342	59%	$3,042	50%	$2,300	76%

In the nine months ended October 3, 2021, gross profit was higher by $2.3 million or 76% as compared to the nine months ended September 27, 2020. This was primarily due to the increase revenue of $2.8 million or 46%, including the increase of IP License related revenue of $1.1 million with minimal associated costs, and product mix in the nine months of 2021, as compared to same period last year, partially offset by cost variances and write-downs of excess and obsolete inventories.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 3, 2021, as compared to the nine months ended September 27, 2020 (in thousands, except percentage data):

	Nine Months Ended
	October 3, 2021		September 27, 2020		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$5,346	60%	$5,399	88%	$(53)	(1)%
SG&A expense	5,927	66%	5,022	82%	905	18%
Restructuring expenses	—	—%	624	10%	(624)	100%
Total operating expenses	$11,273	126%	$11,045	180%	$228	2%

Research and Development

Our research and development (R&D) expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses decreased slightly for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020. The $53,000  decrease in R&D expenses in the nine months ended October 3, 2021 as compared to nine months ended September 27, 2020, was primarily attributable to decreases in salary and related expenses, outside services, occupancy costs and lower depreciation due primarily to restructuring in 2020 and to reductions in spending caused by the COVID-19 pandemic, partially offset primarily by an increase in stock-based compensation and allocable expenses.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $905,000 million increase in SG&A expenses in the nine months ended October 3, 2021, as compared to the nine months ended September 27, 2020 was primarily attributable to outside legal and consulting costs, stock-based compensation, offset by decreases in salary and related expenses, travel and entertainment expenses and allocable expenses.

Restructuring

In January 2020, we implemented a restructuring plan to lower annual operating expenses. The restructuring plan was approved by our Board of Directors on January 24, 2020. Pursuant to the restructuring plan, we recorded restructuring costs of $0 in the third quarter of 2021 as compared to $624,000 in the third quarter of 2020. Restructuring costs consists primarily of employee severance-related costs and facilities costs. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for details.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 3,	September 27,
	2021	2020	Amount	Percentage
Interest expense	$(99)	$(299)	$200	(67)%
Gain on forgiveness of debt	1,192	—	1,192	100%
Interest income and other expense, net	(59)	94	(153)	(163)%
	$1,034	$(205)	$1,239	(604)%

Interest expense relates primarily to our line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Gain on forgiveness of debt for the nine months ended October 3, 2021, relates to the gain related to the forgiveness of the PPP loan of $1.2 million recorded in the first quarter of fiscal 2021. Interest rates for this year as compared to the prior year were significantly lower, accounting for most of the decrease relating to interest income. Interest income and other income (expense), net for this period was approximately ($59,000) as compared to the nine months ended September 27, 2020 of $94,000.

Provision for (Benefit from) Income Taxes

The table below sets forth the changes in the provisions for income tax for the nine months ended October 3, 2021 as compared to the nine months ended September 27, 2020 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 3,	September 27,
	2021	2020	Amount	Percentage
Provision for (benefit from) income taxes	$136	$1	$(135)	(13500)%

The majority of the income tax expense for the quarter ended October 3, 2021 and September 27, 2020 relates to our foreign subsidiaries, which are cost-plus entities. Included in the provision for the quarter ended October 3, 2021, was a $125,000 deferred tax provision related to a one-time repatriation of funds from our India entity.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows from operations. As of October 3, 2021, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $19.6 million, including $15.0 million drawn down from our revolving line of credit with Heritage Bank of Commerce (“Heritage Bank”) and $1.2 million loan received under the Paycheck Protection Program (“PPP”) which was forgiven in January 2021.

On December 11, 2020, we entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Loan Agreement with Heritage Bank. The Second Amendment extended the loan maturity date for one year through September 28, 2022 and amended the interest to a rate per annum equal to one half of one percentage point (0.50%) above the prime rate.

On August 16, 2021, the Company entered into a Third Amendment to the Amended and Restated Loan Agreement with Heritage Bank (the "Third Amendment"). The Third Amendment (a) waived the Company’s non-compliance with the minimum cash covenant which obligated the Company to maintain at least $3.0 million of unrestricted cash at all times and (b) amended this obligation such that the Company shall now be required to maintain unrestricted cash in its accounts at the Bank in an amount of at least $3.0 million measured i) immediately prior to the funding of any credit extension, and ii) at all times that any advance is outstanding.

We were in compliance with all loan covenants as of October 3, 2021. As of October 3, 2021, we had $15.0 million of outstanding revolving line of credit with an interest rate of 3.75%.

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

On September 22, 2021, we entered into a Share Subscription Agreement for the sale of 125,000 shares of our common stock (the “Private Placement”). On September 30, 2021, the Company entered into a Common Stock Purchase Agreement for the sale of 73,664 shares of our common stock, in a registered direct offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-230352) (the “Registered Direct Offering,” and together with the Private Placement, the “Share Placements”). The net proceeds to us from the Share Placements, after deducting equity issuance costs of approximately $45,000, were approximately $1.0 million.

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

Over the longer term, we anticipate that sales generated from our new product offerings and existing cash and cash equivalents, with financial resources from our Revolving Facility with Heritage Bank and our ability to raise additional capital in the public capital markets, will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability of us to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants. On November 16, 2021, we entered into a Fourth Amendment to extend the Amended and Restated Loan Agreement with Heritage Bank to extend the maturity date to December 31, 2023  See  Note 12.

As of October 3, 2021, most of our cash, cash equivalents and restricted cash were invested in the money market account at Heritage Bank. As of October 3, 2021, our interest-bearing debt consisted of $836,000 outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5 and Note 6 to the Unaudited Condensed Consolidated Financial Statements for more details.

Cash balances held at our foreign subsidiaries were approximately $379,000 and $342,000 as of October 3, 2021 and January 3, 2021, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2021	2020
Net cash used in operating activities	$(3,053)	$(5,145)
Net cash used in investing activities	(580)	(762)
Net cash provided by financing activities	466	9,044

Net cash used in operating activities

For the nine months ended October 3, 2021, net cash used in operating activities was $3.1 million, which was primarily due to the net loss of $5.0 million, adjusted for net non-cash charges of $1.0 million including $1.5 million of stock-based compensation, depreciation and amortization expenses of $471,000, and inventory write-downs of $225,000 partially offset by the gain recognized from the forgiveness of debt of $1.2 million related to the PPP loan which was forgiven in the first quarter of fiscal 2021. Cash inflows from changes in operating assets and liabilities were approximately $1.0 million, primarily due to a decrease in inventory, and increases in accounts payable and accrued liabilities subject to the variability of the timing of payments, partially offset by an increase in trade receivables due to the increase in revenue during the third quarter.

For the nine months ended September 27, 2020, net cash used in operating activities was $5.1 million, which was primarily due to the net loss of $8.2 million, adjusted for non-cash charges of $1.3 million. Non-cash charges consisted primarily of $601,000 net gain from reversal of stock-based compensation expense of and depreciation and amortization expense of $644,000. The net gain from the reversal of stock-based compensation was a result of the cancellation of certain performance based RSUs, as established goals required for vesting were not achieved and cancellation of RSUs due to restructuring related terminations. Cash inflows from changes in operating assets and liabilities were approximately $1.7 million, primarily due to a decrease in inventory and a decrease in trade receivables.

Net cash used in investing activities

For the nine months ended October 3, 2021, cash used in investing activities was $580,000, which was primarily attributable to the capitalized internal-use software and capital expenditures relating to licensed software and computer equipment.

For the nine months ended September 27, 2020, cash used in investing activities was $762,000, which was primarily attributable to the capitalized internal-use software.

Net cash provided by financing activities

Cash flows from financing activities includes the draw-downs and repayments of our line of credit.  For the quarter ended of 2021 and 2020, these draw-downs and repayments netted to zero.

For the nine months ended October 3, 2021, cash provided by financing activities was $466,000, which was primarily derived from the net proceeds of $1.0 million from the stock issuance of 199,000 shares, partially offset by taxes paid relating to stock-based compensation equity awards.  We continue to use and repay our revolving line of credit as our cash needs require.

For the nine months ended September 27, 2020 cash provided by financing activities was $9.0 million, primarily derived from the net proceeds of $8.1 million from the stock issuance of 2.5 million shares of common stock in June 2020 and overallotment of 141,733 shares to underwriters in July 2020, proceeds from the PPP loan of $1.2 million, partially offset by scheduled repayments of $179,000 for finance lease obligations.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 3, 2021 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future fiscal periods. There are neither contractual obligations nor commercial commitments over three years (in thousands):

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years
Contractual obligations:
Operating leases	$1,036	$406	$630
Finance and software lease obligations	836	445	391
Wafer purchases (1)	632	632
Other purchase commitments	1,169	1,047	122
Total contractual obligations	$3,673	$2,530	$1,143
Other commercial commitments:
Revolving line of credit	$15,000	$15,000	$—
Total commercial commitments	15,000	15,000	—
Total contractual and commercial obligations	$18,673	$17,530	$1,143

(1)	Certain of our wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to accept the delivery of and pay for a portion of forecasted wafer volume.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of October 3, 2021, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2021, QuickLogic Corporation (the “Company”) entered into a Share Subscription Agreement with an investor for the sale of 125,000 shares of common stock, par value $0.001 (the “Common Stock”) at market price of $5.43 per share. This share placement resulted in gross proceeds of approximately $678,000.

The Company currently intends to use the net proceeds from the Financing for working capital, the development of next generation eFPGA-based products, including AI and open source hardware or software, and general corporate purposes. We may also use a portion of the net proceeds to acquire and/or license technologies and acquire and/or invest in businesses when the opportunity arises; however, we currently have no commitments or agreements and are not involved in any negotiations with respect to any such transactions. Please refer to Form 8-K filed with SEC on September 30,2021.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description	Form	Exhibit	Filing Date
10.1	Form of Common Stock Purchase Agreement, dated September 30, 2021, between QuickLogic Corporation and the investor named therein	8-K	10.1	September 30,2021
10.2	Form of Share Subscription Agreement, dated September 22, 2021, between QuickLogic Corporation and the purchaser named therein	8-K	10.2	September 30, 2021
10.3	Fourth Amendment to Amended and Restated Loan and Security Agreement entered into as of November 16, 2021
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anthony Contos, Interim Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony Contos, Interim Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended October 3, 2021, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Anthony Contos
Date:	November 17, 2021	Anthony Contos
Interim Chief Accounting Officer (as Principal Accounting and Financial Officer and on behalf of the Registrant)