Form 10-Q
period 2022-04-03
QUICKLOGIC Corp
filed 2022-05-18
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2022

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

As of May 13, 2022, there were 12,395,629 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

April 3, 2022

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	April 3,	January 2,
	2022	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$20,140	$19,605
Accounts receivable, net of allowances for doubtful accounts of $62	1,581	1,294
Inventories	2,292	2,078
Other current assets	1,119	1,181
Total current assets	25,132	24,158
Property and equipment, net	499	499
Capitalized internal-use software, net	1,291	1,241
Right of use assets	1,336	1,529
Intangible assets	725	752
Goodwill	185	185
Investment in privately-held non-affiliate	300	300
Other assets	306	309
TOTAL ASSETS	$29,774	$28,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,332	934
Accrued liabilities	1,963	1,665
Deferred revenue	67	455
Lease liabilities, current	762	819
Total current liabilities	19,124	18,873
Long-term liabilities:
Lease liabilities, non-current	615	744
Other liabilities, non-current	125	147
Total liabilities	19,864	19,764
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 12,362 and 11,863 shares issued and outstanding as of April 3, 2022 and January 2, 2022, respectively	12	12
Additional paid-in capital	312,087	310,222
Accumulated deficit	(302,189)	(301,025)
Total stockholders' equity	9,910	9,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,774	$28,973

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 3,	April 4,
	2022	2021
Revenue	$4,096	$2,240
Cost of revenue	1,635	1,096
Gross profit	2,461	1,144
Operating expenses:
Research and development	1,333	1,887
Selling, general and administrative	2,137	1,947
Total operating expenses	3,470	3,834
Loss from operations	(1,009)	(2,690)
Interest expense	(33)	(32)
Gain on forgiveness of debt	—	1,192
Interest income and other income (expense), net	(123)	(7)
Loss before income taxes	(1,165)	(1,537)
(Benefit from) provision for income taxes	(1)	152
Net loss	$(1,164)	$(1,689)
Net loss per share:
Basic and diluted	$(0.10)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	12,126	11,264

________________________

Note: Net loss equals comprehensive loss for all periods presented.

See accompany notes to unaudited condensed consolidated financial statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 3,	April 4,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,164)	$(1,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	162
Stock-based compensation	383	368
Write-down of inventories and reclassifications	(26)	15
Gain on forgiveness of debt	—	(1,192)
Changes in operating assets and liabilities:
Accounts receivable	(287)	386
Inventories	(188)	183
Other assets	65	(304)
Trade payables	467	518
Accrued liabilities	298	206
Deferred revenue	(388)	114
Other long-term liabilities	(22)	230
Net cash used in operating activities	(700)	(1,003)
Cash flows from investing activities:
Capital expenditures for property and equipment	(10)	(144)
Capitalized internal-use software	(139)	(139)
Net cash used in investing activities	(149)	(283)
Cash flows from financing activities:
Payment of finance lease obligations	(98)	(43)
Proceeds from line of credit	15,000	15,000
Repayment of line of credit	(15,000)	(15,000)
Proceeds from issuance of common stock	1,482	—
Taxes paid related to settlement of equity awards	—	(484)
Net cash provided by (used in) financing activities	1,384	(527)
Net (decrease) increase in cash, cash equivalents and restricted cash	535	(1,813)
Cash, cash equivalents and restricted cash at beginning of period	19,605	22,748
Cash, cash equivalents and restricted cash at end of period	$20,140	$20,935

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Issuance of common stock under Public Stock Offering, net of stock issuance costs	310	—	1,482	—	1,482
Common stock issued under stock plans and employee stock purchase plans	189	—	—	—	—
Stock-based compensation	—	—	383	—	383
Net loss	—	—	—	(1,164)	(1,164)
Balance at April 3, 2022	12,362	$12	$312,087	$(302,189)	$9,910

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 3, 2021	11,094	$11	$306,885	$(294,409)	$12,487
Common stock issued under stock plans and employee stock purchase plans	354	—	(484)	—	(484)
Stock-based compensation	—	—	368	—	368
Net loss	—	—	—	(1,689)	(1,689)
Balance at April 4, 2021	11,448	$11	$306,769	$(296,098)	$10,682

See accompanying notes to unaudited condensed consolidated financial statements

Notes to unaudited condensed consolidated financial statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation (“QuickLogic” or “Company”) was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers (“OEMs”) to maximize battery life for highly differentiated, immersive user experiences with smartphone, wearable, hearable, tablet and internet-of-Things (“IoT devices”), military, aerospace and defense products. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip (“SoC”) semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays (“FPGAs”). The Company’s wholly owned subsidiary, SensiML Corporation (“SensiML”) provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property (“IP”) plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 2, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022. Operating results for the three months ended April 3, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarter for 2022 and 2021 ended on April 3, 2022 and April 4, 2021, respectively.

COVID-19 - Impact on Business

There have been no material changes due to the impact of the Covid-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K for the year ended January 2, 2022 as filed with the SEC on March 22, 2022 provides additional information about our business and operations.

Liquidity

The Company has financed its operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows used in operations. In addition to the Company's $20.1 million of cash, cash equivalents and restricted cash as of April 3, 2022, other sources of liquidity included a $15.0 million drawn down from the Revolving Facility and $1.5 million in net proceeds from the Company's sale of common stock in February 2022.

The Company was in compliance with all loan covenants as of April 3, 2022. As of April 3, 2022, the Company had $15.0 million in an outstanding revolving line of credit with an interest rate of 4.00%.

On February 9, 2022, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 310,000 shares of common stock, par value $0.001, in a registered direct offering. These share placements resulted in net cash proceeds of approximately $1.5 million. Issuance costs related to this offering were negligible. The purchase price for each share of common stock in this placement was $4.78. The Company currently intends to use the net proceeds from the financing for working capital, the development of next generation eFPGA-based products, including AI and open-source hardware or software, and general corporate purposes.

The Company currently uses its cash to fund its working capital to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with available financial resources from the Revolving Facility, will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, market acceptance of existing and new products including solutions based on its eFPGA IP, ArcticLink®, and PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research; development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings and existing cash and cash equivalents, together with financial resources from its Revolving Facility, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the Revolving Facility in December 2023, and its ability to raise additional capital in the public capital markets, will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

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

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates, particularly in relation to revenue recognition, the allowance for doubtful accounts, sales returns, valuation of long-lived assets including mask sets, valuation of goodwill, capitalized internal-use software and related amortizable lives, fair value measurements, and intangibles related to the acquisition of SensiML, including the estimated useful lives of acquired intangible assets, valuation of inventories including identification of excess quantities, market value and obsolescence, measurement of stock-based compensation awards, accounting for income taxes and estimating accrued liabilities. For additional information, please refer to the Company's most recent annual report which was filed with the SEC on March 22, 2022.

Concentration of Risk

The Company's accounts receivable is denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 9, Information Concerning Product Lines, Geographic Information and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

Note 2 — Significant Accounting Policies

During the three month period ended April 3, 2022, there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 2, 2022. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC on March 22, 2022.

Recent Accounting Standards Adopted

In May 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 3, 2022 and did not have a material impact on the Company's consolidated financial statements.

Note 3 — Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net loss per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

For the three months ended April 3, 2022 and April 4, 2021, 578 thousand and 304 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386 thousand shares were issued in connection with May 29, 2018, stock offering were not included in the diluted loss per share calculation of the three months ended April 3, 2022 and April 4, 2021, as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of April 3, 2022, and January 2, 2022 (in thousands):

	April 3,	January 2,
	2022	2022
Inventories:
Work-in-process	$1,698	$1,397
Finished goods	594	681
	$2,292	$2,078
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$916	$921
Other	203	260
	$1,119	$1,181
Property and equipment, net:
Equipment	$10,383	$10,341
Software	1,878	1,878
Furniture and fixtures	32	32
Leasehold improvements	466	466
	12,759	12,717
Less: Accumulated depreciation and amortization	(12,260)	(12,218)
	$499	$499
Capitalized internal-use software, net:
Capitalized internal-use software	$1,837	$1,699
Less: Accumulated amortization	(546)	(458)
	$1,291	$1,241
Accrued liabilities:
Employee related accruals	$1,069	$953
Other	894	712
	$1,963	$1,665

Note 5 — Debt Obligations

Revolving Line of Credit

As of April 3, 2022 and January 2, 2022, the Company had $15.0 million of revolving debt outstanding with an interest rate of 4.00% and 3.75% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Interest expense recognized were $24 thousand and $32 thousand for the three months ended April 3, 2022 and April 4, 2021, respectively.

On April 4, 2022, the Company entered into a Fifth Amendment (the "Amendment") to the December 21, 2018 Amended and Restated Loan and Security Agreement (as amended, the "Agreement") with Heritage Bank. The purpose of the Fifth Amendment was primarily to clarify certain terms of the Agreement as follows: (i) added a definition of "Remaining Months Liquidity" to be defined as the Borrower's unrestricted cash maintained at Bank (including cash in the Pledged Account) minus the outstanding principal amount of the Advances, divided by the absolute value of the average trailing three (3) month EBITDA; (ii) as well as revise the minimum cash and remaining months liquidity financial covenants. The minimum cash covenant was revised such that the balance of unrestricted cash in the pledged account shall at all times exceed the principal amount of all advances owed that are outstanding at any time. The remaining months liquidity covenant specified that it should not be less than nine months. The Company does not believe that the clarifications of the terms in the Amendment will have a material impact on the Company's liquidity or utilization of the revolving loan under the Agreement.

Note 6 — Leases

The Company entered into operating leases for office space for its headquarters. The Company has elected the practical expedient to apply to recognition requirements to short-term leases for its domestic and foreign subsidiaries and for its sales offices and recognized rent payments on short-term leases on a straight-line basis over the lease term. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of one to five years. Finance leases are generally two to three years. As of April 3, 2022 and January 2, 2022 the balance of right-of-use assets was approximately $1.3 million and $1.5 million, respectively, and the lease liability was approximately $1.4 million and $1.6 million, respectively, for operating and finance leases for the headquarters in San Jose and for the operating subsidiaries of SensiML in Oregon and the Company's subsidiary in India. Total rent expense was $0.1 million for the three months ended  April 3, 2022 and April 4, 2021.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating lease costs:
Fixed	$100	$103
Short term	6	4
Total	$106	$107
Finance lease costs:
Amortization of ROU asset	$109	$98
Interest	7	7
Total	$116	$105

The following table provides the details of supplemental cash flow information. Right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three months ended April 3, 2022 and April 4, 2021 were $0.

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$100	$102
Operating cash flows used for finance leases	7	8
Financing cash flows used for financing leases	98	43
Total	$205	$153

The following table provides the details of right-of-use assets and lease liabilities as of April 3, 2022 and January 2, 2022 (in thousands):

	April 3, 2022	January 2, 2022
Right-of-use assets:
Operating leases	$725	$809
Finance leases	611	720
Total right-of-use assets	$1,336	$1,529
Lease liabilities:
Operating leases	$786	$873
Finance leases	591	690
Total lease liabilities	$1,377	$1,563

The following table provided the details of future lease payments for operating and finance leases as of April 3, 2022 (in thousands):

	Operating Leases	Finance Leases
2022 (remaining period)	$309	$370
2023	422	141
2024	106	105
Total lease payments	837	616
Less: Interest	(51)	(25)
Present value of lease liabilities	$786	$591

The following table provides the details of lease terms and discount rates as of April 3, 2022 and January 2, 2022:

	April 3, 2022	January 2, 2022
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	2.00	2.25
Finance leases	1.98	2.15
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	4.51%	4.57%

Note 7 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 3, 2022 and April 4, 2021 was as follows (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Cost of revenue	$56	$36
Research and development	85	157
Selling, general and administrative	242	175
Total	$383	$368

During the three months ended April 3, 2022, there was no stock-based compensation expense reversal related to the cancellation of certain unvested performance-based RSUs. During the three months ended  April 4, 2021, the Company reversed stock-based compensation expense related to the cancellation of certain unvested performance-based RSUs.

No stock-based compensation was capitalized during any period presented above.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended April 3, 2022 (in thousands):

Shares Available for Grants
Balance at January 2, 2022	594
RSUs granted	(61)
RSUs forfeited or expired	10
Balance at April 3, 2022	543

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price, for the three months ended April 3, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2022	93	$27.49	3.19	$—
Balance outstanding at April 3, 2022	93	$27.49	2.93	$—
Exercisable at April 3, 2022	93	$27.49	2.93	$—
Vested and expected to vest at April 3, 2022	93	$27.49	2.93	$—

No stock options were granted, exercised, forfeited or expired during the three months ended April 3, 2022 and April 4, 2021.

Total stock-based compensation related to stock options was approximately $0 for the three months ended April 3, 2022 and April 4, 2021. As of April 3, 2022, the fair value of unvested stock options, net of forfeitures, was $0.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $0.4 million and $0.3 million for the three months ended  April 3, 2022 and April 4, 2021, respectively.

As of April 3, 2022 and April 4, 2021, there was approximately $1.3 million and $0.4 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of April 3, 2022 is expected to be recorded over a weighted average period of 1.66 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended April 3, 2022 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 2, 2022	568	$5.86
Granted	61	5.30
Vested	(189)	6.04
Forfeited	(10)	5.85
Nonvested at April 3, 2022	430	$5.71

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's ESPP was approximately $23 thousand and $30 thousand for the three months ended  April 3, 2022 and April 4, 2021, respectively.

Note 8 — Income Taxes

The Company recorded a net income tax benefit of $1 thousand and an income tax expense of $0.2 million for the three months ended  April 3, 2022 and April 4, 2021, respectively. The income tax benefit for the first quarter of 2022 relates to tax benefits from foreign income tax returns related to the Company's foreign subsidiaries, which are cost-plus entities, partially offset by state minimum income taxes. The difference between the estimated annual effective income tax benefit rate of 4.3% and the 21% U.S. federal statutory expense rate reflects state income taxes, foreign income taxes, the effect of certain permanent differences, and a full valuation allowance against net deferred tax assets.

The valuation allowance primarily resulted from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of certain deferred tax assets. Based on the estimated reversal patterns of the Company’s deferred tax assets and liabilities, it is more likely than not that the Company will not realize the federal, state and certain foreign deferred tax assets generated as there is insufficient projected income from reversals of deferred tax liabilities. Accordingly, the Company continues to maintain a full valuation allowance against all of U.S. and certain foreign net deferred tax assets as of April 3, 2022.

The Company had no unrecognized tax benefits as of April 3, 2022 and January 2, 2022 which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

Note 9 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
New products	$3,450	$1,075
Mature products	646	1,165
Total revenue	$4,096	$2,240

New products include all products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, professional services, Quick AI and SensiML AI software as a service (“SaaS”) revenue. New product revenues included professional engineering services revenue related to eFPGA IP of $1.6 million and $0, SaaS revenue of  $34 thousand and $0.1 million for the three months ended  April 3, 2022 and April 4, 2021, respectively. Contract assets related to professional services revenue of $0.1 million and $0.3 million were included in accounts receivable on the consolidated balance sheets as of  April 3, 2022 and  January 2, 2022, respectively. Contract liabilities, related to professional services revenue of $0 and $0.3 million and were included in deferred revenue on the consolidated balance sheets as of  April 3, 2022 and  January 2, 2022, respectively.  Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Asia Pacific (1)	$1,491	$753
North America (2)	2,433	1,259
Europe	172	228
Total revenue	$4,096	$2,240

(1)	Asia Pacific includes revenue from Japan of $1.4 million, or 33% of total revenue and $0.7 million, or 32% of total revenue for the three months ended April 3, 2022 and April 4, 2021, respectively.
(2)

North America includes revenue from the United States of $2.4 million or 59% of total revenue, and $1.2 million, or 56% of total revenue for the three months ended April 3, 2022 and April 4, 2021, respectively.

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 3,	April 4,
	2022	2021
Distributor "A"	11%	12%
Distributor "C"	10%	23%
Distributor "E"	30%	29%
Customer "F"	*	29%
Customer "N"	17%	13%
Customer "O"	27%	13%
Customer "P"	23%	*

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 3, 2022	January 2, 2022
Distributor "A"	24%	42%
Distributor "C"	21%	17%
Distributor "E"	25%	22%
Distributor "J"	27%	*
Customer "O"	*	10%

* Represents less than 10% of accounts receivable as of the dates presented.

Note 10 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of this forecasted wafer volume. As of April 3, 2022, and January 2, 2022, the Company had $0.8 million and $0.9 million respectively, of outstanding commitments for the purchase of wafer and finished goods inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of April 3, 2022, total outstanding purchase obligations for other goods and services were $0.9 million due within the next twelve months.

Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s financial position, results of operations or cash flows; or without requiring royalty or other payments which may adversely impact gross profit. As of April 3, 2022, the Company was not involved in any litigation.

Note 11 — Subsequent Events

On April 4, 2022, the Company entered into a Fifth Amendment to the December 21, 2018 Amended and Restated Loan and Security Agreement (the "Agreement") with Heritage Bank. See Note 5, Debt Obligations, for additional information.

On May 10, 2022 (the "Date") at the Company's Annual Meeting, a majority of shareowners approved the proposed Amendment to increase  the number of shares available for future awards under the 2019 Plan by 900,000 shares of common stock.  The approval of an additional 900,000 shares of common stock on the Date, increases the total number of available shares under the 2019 Plan to 1,422,027. The number of  shares available for future awards as of the date of the Annual Meeting are the sum of (1) 900,000, (2) the number of shares available for future awards under the plan immediately before such approval which were 522,027 shares and (3) any shares subject to outstanding awards under the 2019 Plan or the 2009 Plan, that are terminated, canceled, surrendered, or forfeited which was zero at the Date.

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

The forward-looking statements contained in the Quarterly Report include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our solutions and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the break-even revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends, (9) our manufacturing and product development strategies and (10) our competitive position.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2022, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We develop low power, multi-core semiconductor platforms and IP for AI, voice and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our wholly owned subsidiary, SensiML completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice and sensor processing across Consumer/Industrial IoT, Consumer Electronics, Military, Aerospace and Defense applications.

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category.  Inclusive of one pending, patent application disclosed in our fiscal 2021 annual report, at the end of  the first quarter of fiscal 2022 we had a total of five patent applications pending.

Our semiconductor solutions typically fall into one of three categories: Sensor Processing, Display and Smart Connectivity. Our solutions include a unique combination of our silicon platforms, IP cores, software drivers, and in some cases, firmware and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IP that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, ("VEE"), technology, and Display Power Optimizer, ("DPO"), technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, ("LVDS"), Mobile Industry Processor Interface, ("MIPI"), and Secure Digital Input Output, ("SDIO").

Through the acquisition of SensiML, our core IP also includes the SensiML AI Toolkit that enables OEMs to develop AI software for a broad array of resource-constrained time-series sensor endpoint applications. These include a wide range of consumer and industrial sensing applications.

We also work with processor manufacturers, sensor manufacturers, and voice recognition, sensor fusion and context awareness algorithm developers in the development of reference designs. Through reference designs that incorporate our solutions, we believe mobile processor manufacturers, sensor manufacturers, and sensor and voice algorithm companies can expand the available market for their respective products. Furthermore, should a solution developed for a processor manufacturer or sensor and/or sensor algorithm company be applicable to a set of common OEMs or Original Design Manufacturers, ("ODMs"), we can amortize our Research and Development, ("R&D"), investment over that set of OEMs or ODMs. There may also be cases when platform providers that intend to use always-on voice recognition will dictate certain performance requirements for the combined software/hardware solution before the platform provider certifies and/or qualifies our product for use by end customers.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP and software. We are expecting revenue growth from EOS S3, SensiML AI SaaS, and eFPGA IP licensing in fiscal year 2022.

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

During the first quarter of 2022, we generated total revenue of $4.1 million, which represents an increase of 11% compared to the prior quarter and an increase of 83% compared to the same quarter last year. Our new product revenue in the first quarter of 2022 was $3.5 million, an increase of 29% from the prior quarter and an increase of 221% from the first quarter of 2021. Our mature product revenue was $0.6 million in the first quarter of 2022, which was a decrease of 38% compared to the prior quarter and a decrease of 45% compared to the first quarter of 2021. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $1.2 million for the first quarter of 2022, a decrease of 26% compared with the prior quarter and a decrease of 31% compared with the first quarter of 2021.

We have experienced net losses in the recent years and expect losses to continue through at least fiscal year 2022 as we continue to develop new products, applications and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

There have been no material changes due to the impact of the Covid-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K for the year ended January 2, 2022 as filed with the SEC on March 22, 2022 provides additional information about our business and operations.

Critical Accounting Policies and Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our unaudited condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, and determination of the Stand-Alone Selling Price ("SSP") for certain distinct performance obligations (such as for IP licensing and professional services contracts), goodwill and intangible assets, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of long-lived assets, leases, measurement of stock-based compensation, and accounting for income taxes. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 3, 2022, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC on March 22, 2022.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue	100%	100%
Cost of revenue	40%	49%
Gross profit	60%	51%
Operating expenses:
Research and development	33%	84%
Selling, general and administrative	52%	87%
Loss from operations	(25)%	(120)%

Interest expense	—%	(2)%
Gain on forgiveness of debt	—%	53%
Interest income and other income (expense), net	(3)%	—%
Loss before income taxes	(28)%	(69)%
(Benefit from) provision for income taxes	—%	6%
Net loss	(28)%	(75)%

Three Months Ended April 3, 2022 Compared to Three Months Ended April 4, 2021

Revenue

The table below sets forth the changes in revenue for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2022		April 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,450	84%	$1,075	48%	$2,375	221%
Mature products	646	16%	1,165	52%	(519)	(45)%
Total revenue	$4,096	100%	$2,240	100%	$1,856	83%

Note: For all periods presented, New products include all products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the first quarter of 2022 compared to the first quarter of 2021 increased by $1.9 million. New product revenue increased $2.4 million primarily due to $1.6 millionincrease in professional engineering services revenue related to eFPGA IP and a $0.8 million increase in smart connectivity and display product revenue. Mature product revenue decreased 45% compared to the first quarter of 2021. The decrease in mature product revenue was primarilydue toa reduction in QPCID, other products, and royalty revenue, partially offset by a increases in PASIC 3 and QuickRAM.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2022		April 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,096	100%	$2,240	100%	$1,856	83%
Cost of revenue	1,635	40%	1,096	49%	539	49%
Gross profit	$2,461	60%	$1,144	51%	$1,317	115%

In the first quarter of 2022, gross profit increased $1.3 million or 115% as compared to the same quarter in the prior year. This was primarily due to an increase in revenue of 83%, which was comprised of $2.4 million in new product revenue, of which $1.6 million was related to higher margin eFPGA IP professional engineering services, and $0.8 million related to smart connectivity and display product revenue. The increase in gross profit from new product revenue was partially offset by a $0.5 million decrease in mature product revenue.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	April 3, 2022		April 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,333	33%	$1,887	84%	$(554)	(29)%
SG&A expense	2,137	52%	1,947	87%	190	10%
Total operating expenses	$3,470	85%	$3,834	171%	$(364)	(9)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.6 million decrease in R&D expenses in the first quarter of 2022, as compared to the first quarter of 2021, was primarily attributable to a decrease in allocable expense, consulting costs, and stock-based compensation, partially offset by increases in salary and related expenses.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $0.2 million increase in SG&A expenses in the first quarter of 2022, as compared to the first quarter of 2021 was primarily due to an increase in stock-based compensation, accounting costs, and other outside service expenses, partially offset by a reduction in consulting costs.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3,	April 4,
	2022	2021	Amount	Percentage
Interest expense	$(33)	$(32)	$(1)	3%
Gain on forgiveness of debt	—	1,192	(1,192)	(100)%
Interest income and other income (expense), net	(123)	(7)	(116)	1657%
Total interest income and other income (expense), net	$(156)	$1,153	$(1,309)	(114)%

Interest expense relates primarily to our revolving line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Interest expense for the first quarter of this year as compared to the same period in the prior year remained fairly flat. The gain on forgiveness of debt relates to the gain related to the forgiveness of the PPP loan of $1.2 million for the three months ended April 4, 2021. For the three months ended April 3, 2022 interest income and other income (expense), net, was an expense of approximately $0.1 million as compared to $7 thousand for the three months ended April 4, 2021 and, reflecting an increase in net foreign exchange losses and other expenses.

(Benefit from) provision for Income Taxes

The table below sets forth the changes in the provisions for income tax for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021 (in thousands, except percentage data):

	Three Months Ended		Change
	April 3,	April 4,
	2022	2021	Amount	Percentage
(Benefit from) provision for income taxes	$(1)	$152	$(153)	(101)%

The income tax benefit for the first quarter ended April 3, 2022 relates primarily to tax benefits from foreign income tax returns related to the Company's foreign subsidiaries, which are cost-plus entities, partially offset by state minimum income taxes. The majority of income tax expense for the quarter ended April 4, 2021 relates to taxes from our foreign subsidiaries.

We are subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which we operate. The U.S. tax years from 1999 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Liquidity and Capital Resources

We have financed our operations and capital investments through sales of common stock, finance and operating leases, a revolving line of credit and cash flows used in operations. In addition to the Company's cash, cash equivalents and restricted cash of $20.1 million as of April 3, 2022, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $1.5 million in net proceeds from the Company's sale of common stock in February 2022.

On February 9, 2022, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 310,000 shares of common stock, par value $0.001 in a registered direct offering. These share placements resulted in net cash proceeds of approximately $1.5 million. Issuance costs related to this offering were negligible. The purchase price for each share of common stock in this placement was $4.78. The Company currently intends to use the net proceeds from the financing for working capital, the development of next generation eFPGA-based products, including AI and open-source hardware or software, and general corporate purposes

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of April 3, 2022. As of April 3, 2022, we had $15.0 million of outstanding Revolving Facility with an interest rate of 4.00%.

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

As of April 3, 2022, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of April 3, 2022, our interest-bearing debt consisted of $0.6 million outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries was approximately $0.4 million as of April 3, 2022 and January 2, 2022. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	April 3,	April 4,
	2022	2021
Net cash used in operating activities	$(700)	$(1,003)
Net cash used in investing activities	(149)	(283)
Net cash provided by (used in) financing activities	1,384	(527)

Net cash used in operating activities

For the three months ended April 3, 2022, net cash used in operating activities was $0.7 million, which was primarily comprised of the net loss of $1.2 million, adjusted for net non-cash charges of $0.5 million comprised of $0.4 million of stock-based compensation, $0.2 million of depreciation and amortization expenses, partially offset by non-cash inventory reclassifications of $26 thousand and outflows from changes in operating assets and liabilities. The outflows from changes in operating assets and liabilities were approximately $0.1 million due increases in accounts receivable related to higher revenue, partially offset by an increase in accrued liabilities and trade payables, and a decrease in deferred revenue.

For the three months ended April 4, 2021, net cash used in operating activities was $1.0 million, which was primarily due to the net loss of $1.7 million, adjusted for non-cash charges of $0.6 million including the gain recognized from the forgiveness of the PPP loan of $1.2 million. Other non-cash charges consisted primarily of $0.4 million of stock-based compensation and depreciation and amortization expenses of $0.2 million. Cash inflows from changes in operating assets and liabilities were $1.3 million, primarily due to a decrease in trade receivables from our collection efforts and an increase in accrued liabilities subject to the variability of the timing of payments, partially offset by an increase in other assets.

Net cash used in investing activities

Cash used in investing activities was $0.1 million and 0.3 million for the three months ended April 3, 2022 and April 4, 2021, respectively. Cash used in investing activities was primarily attributable to the capitalized internal-use software and capital expenditure relating to computer equipment.

Net cash provided by (used in) financing activities

For the three months ended April 3, 2022, cash provided by financing activities was $1.4 million, which was primarily derived from the proceeds from the sale of common stock, offset by payments of finance lease obligations.

For the three months ended April 4, 2021 cash used in financing activities was $0.5 million, which was primarily attributable to taxes paid relating to stock-based compensation equity awards.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 3, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our 2021 Annual Report on Form 10-K for the year ended January 2, 2022, filed with the SEC on March 22, 2022, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits

The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 4, 2022, between the Company and Heritage Bank.
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nader, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended April 3, 2022, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	May 18, 2022	Elias Nader
Chief Financial Officer and Senior Vice-President, Finance (as Principal Financial Officer and on behalf of the Registrant)