Form 10-Q
period 2022-07-03
QUICKLOGIC Corp
filed 2022-08-17
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2022

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

As of August 12, 2022, there were 12,591,225 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

July 3, 2022

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	July 3,	January 2,
	2022	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$18,546	$19,605
Accounts receivable, net of allowances for doubtful accounts of $62	3,560	1,294
Inventories	2,212	2,078
Other current assets	1,201	1,181
Total current assets	25,519	24,158
Property and equipment, net	607	499
Capitalized internal-use software, net	1,343	1,241
Right of use assets	1,141	1,529
Intangible assets	699	752
Goodwill	185	185
Investment in privately-held non-affiliate	300	300
Other assets	195	309
TOTAL ASSETS	$29,989	$28,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	1,898	934
Accrued liabilities	1,652	1,665
Deferred revenue	142	455
Lease liabilities, current	705	819
Total current liabilities	19,397	18,873
Long-term liabilities:
Lease liabilities, non-current	482	744
Other liabilities, non-current	125	147
Total liabilities	20,004	19,764
Commitments and contingencies (see Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 12,428 and 11,863 shares issued and outstanding as of July 3, 2022 and January 2, 2022, respectively	12	12
Additional paid-in capital	312,686	310,222
Accumulated deficit	(302,713)	(301,025)
Total stockholders' equity	9,985	9,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,989	$28,973

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
Revenue	$4,541	$2,882	$8,637	$5,122
Cost of revenue	1,997	1,416	3,632	2,512
Gross profit	2,544	1,466	5,005	2,610
Operating expenses:
Research and development	1,190	1,652	2,523	3,539
Selling, general and administrative	1,981	1,794	4,118	3,741
Total operating expenses	3,171	3,446	6,641	7,280
Loss from operations	(627)	(1,980)	(1,636)	(4,670)
Interest expense	(22)	(32)	(55)	(64)
Gain on forgiveness of debt	—	—	—	1,192
Interest income and other income (expense), net	142	(45)	19	(52)
Loss before income taxes	(507)	(2,057)	(1,672)	(3,594)
Provision for income taxes	17	5	16	157
Net loss	$(524)	$(2,062)	$(1,688)	$(3,751)
Net loss per share:
Basic and diluted	$(0.04)	$(0.18)	$(0.14)	$(0.33)
Weighted average shares outstanding:
Basic and diluted	12,412	11,485	12,269	11,374

Note: Net loss equals comprehensive loss for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 3,	July 4,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,688)	$(3,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	323
Stock-based compensation	860	570
Write-down of inventories and reclassifications	54	229
Gain on disposal of equipment	(76)	—
Gain on forgiveness of debt	—	(1,192)
Bad debt expense	—	32
Changes in operating assets and liabilities:
Accounts receivable	(2,266)	(407)
Inventories	(188)	254
Other assets	(6)	82
Trade payables	1,161	569
Accrued liabilities	87	266
Deferred revenue	(313)	24
Other long-term liabilities	(22)	189
Net cash used in operating activities	(2,063)	(2,812)
Cash flows from investing activities:
Capital expenditures for property and equipment	(117)	(174)
Capitalized internal-use software	(285)	(273)
Net cash used in investing activities	(402)	(447)
Cash flows from financing activities:
Payment of finance lease obligations	(198)	(156)
Proceeds from line of credit	30,000	30,000
Repayment of line of credit	(30,000)	(30,000)
Proceeds from issuance of common stock	1,604	148
Taxes paid related to settlement of equity awards	—	(485)
Net cash provided by (used in) financing activities	1,406	(493)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,059)	(3,752)
Cash, cash equivalents and restricted cash at beginning of period	19,605	22,748
Cash, cash equivalents and restricted cash at end of period	$18,546	$18,996

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Issuance of common stock under public stock offering, net of stock issuance cost	310	—	1,482	—	1,482
Common stock issued under stock plans and employee stock purchase plans	189	—	—	—	—
Stock-based compensation	—	—	383	—	383
Net loss	—	—	—	(1,164)	(1,164)
Balance at April 3, 2022	12,362	12	312,087	(302,189)	9,910
Common stock issued under stock plans and employee stock purchase plan	66	—	122	—	122
Stock-based compensation	—	—	477	—	477
Net loss	—	—	—	(524)	(524)
Balance at July 3, 2022	12,428	$12	$312,686	$(302,713)	$9,985

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 3, 2021	11,094	$11	$306,885	$(294,409)	$12,487
Common stock issued under stock plans and employee stock purchase plans	354	—	(484)	—	(484)
Stock-based compensation	—	—	368	—	368
Net loss	—	—	—	(1,689)	(1,689)
Balance at April 4, 2021	11,448	11	306,769	(296,098)	10,682
Common stock issued under stock plans and employee stock purchase plan	64	1	146	—	147
Stock-based compensation	—	—	202	—	202
Net loss	—	—	—	(2,062)	(2,062)
Balance at July 4, 2021	11,512	$12	$307,117	$(298,160)	$8,969

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 2, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022. Operating results for the three and six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarter for 2022 and 2021 ended on July 3, 2022 and July 4, 2021, respectively.

COVID-19 - Impact on Business

There have been no material changes due to the impact of the Covid-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K for the year ended  January 2, 2022 as filed with the SEC on  March 22, 2022 provides additional information about our business and operations.

Liquidity

The Company has financed its operations and capital investments through public and private offerings of our common stock, finance and operating leases, and borrowing under a revolving line of credit with Heritage Bank (the "Revolving Facility"), partially offset by cash used in operations. In addition to the Company's $18.5 million of cash, cash equivalents and restricted cash, as of  July 3, 2022 other sources of liquidity included a $15.0 million drawn down from the Revolving Facility and $1.6 million in net proceeds from the Company's sale of common stock in six months ended July 3, 2022.

The Company was in compliance with all the Heritage Bank Revolving Facility loan covenants as of  July 3, 2022. As of July 3, 2022, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 5.25%.

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

Various factors can affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry, the conversion of design opportunities into revenue, market acceptance of existing and new products including solutions based on its eFPGA IP, ArcticLink®, and PolarPro® platforms, eFPGA, EOS S3 SoC, Quick AI solution, and SensiML software fluctuations in revenue as a result of product end-of-life, fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products, costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan and other factors related to the uncertainties of the industry and global economics.

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

Note 2 — Significant Accounting Policies

During the three and six months ended July 3, 2022 there were no changes in the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 2, 2022. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended  January 2, 2022, filed with the SEC on  March 22, 2022.

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

New Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify the measurement of the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and requires disclosures related to these types of equity securities. This ASU 2022-03 becomes effective for the Company on January 2, 2023 and is not expected to have an impact on the Company's consolidated financial statements or disclosures.

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

For the three and six months ended July 3, 2022 and  July 4, 2021, 536 thousand and 255 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386 thousand shares were issued in connection with May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of July 3, 2022, and January 2, 2022 (in thousands):

	July 3,	January 2,
	2022	2022
Accounts receivable:
Trade account receivables	$3,295	$1,113
Less: Allowance for doubtful accounts	(62)	(62)
Trade account receivables, net	3,233	1,051
Unbilled account receivables	12	—
Contract assets	315	243
	$3,560	$1,294
Inventories:
Work-in-process	$1,512	$1,397
Finished goods	700	681
	$2,212	$2,078
Other current assets:
Prepaid taxes, royalties and other prepaid expenses	$893	$921
Other	308	260
	$1,201	$1,181
Property and equipment, net:
Equipment	$10,348	$10,341
Software	1,803	1,878
Furniture and fixtures	21	32
Leasehold improvements	466	466
	12,638	12,717
Less: Accumulated depreciation and amortization	(12,031)	(12,218)
	$607	$499
Capitalized internal-use software, net:
Capitalized internal-use software	$1,984	$1,699
Less: Accumulated amortization	(641)	(458)
	$1,343	$1,241
Accrued liabilities:
Accrued compensation	$914	$740
Accrued employee benefits	37	111
Accrued payroll tax	97	102
Other(1)	604	712
	$1,652	$1,665
(1) Accrued liabilities-Other is partially comprised of a $100 non-cash lease adjustment offsetting Other Assets in the six months ended July 3, 2022.

Note 5 — Debt Obligations

Revolving Line of Credit

As of July 3, 2022 and January 2, 2022, the Company had $15.0 million of revolving debt outstanding with an interest rate of 5.25% and 3.75% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Interest expense recognized were $14 thousand and $39 thousand for the three and six months ended July 3, 2022, respectively, and $22 thousand and $46 thousand for the three and six months ended July 4, 2021, respectively.

On  April 4, 2022, the Company entered into a Fifth Amendment (the "Amendment") to the  December 21, 2018 Amended and Restated Loan and Security Agreement (as amended, the "Agreement") with Heritage Bank. The purpose of the Fifth Amendment was primarily to clarify certain terms of the Agreement as follows: (i) added a definition of "Remaining Months Liquidity" to be defined as the Borrower's unrestricted cash maintained at Bank (including cash in the Pledged Account) minus the outstanding principal amount of the Advances, divided by the absolute value of the average trailing three (3) month EBITDA; and (ii) revised the minimum cash and remaining months liquidity financial covenants. The minimum cash covenant was revised such that the balance of unrestricted cash in the pledged account shall at all times exceed the principal amount of all advances owed that are outstanding at any time. The remaining months liquidity covenant specified that it should not be less than nine months. The Company does not believe that the clarifications of the terms in the Amendment will have a material impact on the Company's liquidity or utilization of the revolving loan under the Agreement.

Note 6 — Leases

The Company entered into operating leases for office space for its headquarters. The Company has elected the practical expedient to apply to recognition requirements to short-term leases for its domestic and foreign subsidiaries and for its sales offices and recognized rent payments on short-term leases on a straight-line basis over the lease term. Finance leases are primarily for engineering design software. Operating leases generally have lease terms of one to five years. Finance leases are generally two to three years. As of  July 3, 2022 and  January 2, 2022, the balance of right-of-use assets was approximately $1.1 million and $1.5 million, respectively, and the lease liability was approximately $1.2 million and $1.6 million, respectively, for operating and finance leases for the headquarters in San Jose and for the operating subsidiaries of SensiML in Oregon and the Company's subsidiary in India. Total rent expense was $0.1 million and $0.2 million for the three and six months ended July 3, 2022 and July 4, 2021, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating lease costs:
Fixed	$100	$101	$199	$204
Short term	6	5	13	9
Total	$106	$106	$212	$213
Finance lease costs:
Amortization of ROU asset	$109	$98	$219	$513
Interest	6	6	13	52
Total	$115	$104	$232	$565

The following table provides the details of supplemental cash flow information. Right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the six months ended July 3, 2022 and the six months ended July 4, 2021 were $0 (in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$203	$202
Operating cash flows used for finance leases	13	5
Financing cash flows used for financing leases	198	156
Total	$414	$363

The following table provides the details of right-of-use assets and lease liabilities as of July 3, 2022 and January 2, 2022 (in thousands):

	July 3, 2022	January 2, 2022
Right-of-use assets:
Operating leases	$640	$809
Finance leases	501	720
Total right-of-use assets	$1,141	$1,529
Lease liabilities:
Operating leases	$695	$873
Finance leases	492	690
Total lease liabilities	$1,187	$1,563

The following table provided the details of future lease payments for operating and finance leases as of July 3, 2022 (in thousands):

	Operating Leases	Finance Leases
2022 (remaining period)	$206	$264
2023	422	141
2024	106	106
Total lease payments	734	511
Less: Interest	(39)	(19)
Present value of lease liabilities	$695	$492

The following table provides the details of lease terms and discount rates as of July 3, 2022 and January 2, 2022:

	July 3, 2022	January 2, 2022
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	1.75	2.25
Finance leases	1.84	2.15
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	4.42%	4.57%

Note 7 — Employee Stock Plans

2019 Stock Plan

On May 10, 2022 at the Company's Annual Meeting, Company stockholders approved increasing the reservation of the additional shares under the 2019 Stock Plan, as amended on May 10, 2022. The approval of an additional 900 thousand shares of common stock increased the total number of available shares to 1.4 million under the 2019 Stock Plan, as amended. The number of shares available for future awards as of the date of the Annual Meeting are the sum of (1) 900 thousand, (2) the number of shares available for future awards under the plan immediately before such approval which were 522 thousand shares and (3) any shares subject to outstanding awards under the 2019 Plan or the 2009 Plan, that are terminated, canceled, surrendered, or forfeited which was zero at the Date. On May 19, 2022, the Company filed a Registration Statement on Form S-8 with the SEC to register an additional 900 thousand shares of its common stock that may be issued under the Company’s 2019 Stock Plan, as amended.

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended July 3, 2022 and July 4, 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of revenue	$117	$18	$173	$54
Research and development	91	82	176	239
Selling, general and administrative	269	102	511	277
Total	$477	$202	$860	$570

There was no stock-based compensation expense reversal related to the cancellation of certain unvested performance-based RSUs for the three and six months ended July 3, 2022 and  July 4, 2021.

No stock-based compensation was capitalized during any period presented above.

No stock options were granted during the three and six months ended July 3, 2022 and  July 4, 2021.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the six months ended July 3, 2022 (in thousands):

Shares Available for Grants
Balance at January 2, 2022	594
Authorized	908
RSUs granted	(99)
RSUs forfeited or expired	18
Balance at July 3, 2022	1,421

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the six months ended July 3, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 2, 2022	93	$27.49
Expired	(9)	$48.03
Balance outstanding at July 3, 2022	84	$25.42	2.94	$—
Exercisable at July 3, 2022	84	$25.42	2.94	$—
Vested and expected to vest at July 3, 2022	84	$25.42	2.94	$—

No stock options were granted, exercised, forfeited or expired during the six months ended July 3, 2022 and July 4, 2021.

Total stock-based compensation related to stock options was $0 during the six months ended July 3, 2022 and July 4, 2021.

As of July 3, 2022, the fair value of unvested stock options, net of forfeitures, was $0.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs was approximately $0.5 million and $0.9 million for the three and six months ended July 3, 2022, respectively, and approximately $0.2 million and $0.6 million for the three and six months ended July 4, 2021, respectively.

As of  July 3, 2022 and July 4, 2021, there was approximately $1.1 million and $0.2 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of July 3, 2022 is expected to be recorded over a weighted average period of 1.47 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended July 3, 2022 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 2, 2022	568	$5.86
Granted	99	5.51
Vested	(229)	5.95
Forfeited	(22)	5.09
Nonvested at July 3, 2022	416	$5.78

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $11 thousand and $34 thousand for the three and six months ended July 3, 2022, respectively, and $36 thousand and $66 thousand for the three and six months ended July 4, 2021, respectively.

Note 8 — Income Taxes

The Company recorded a net income tax expense of $17 thousand and $16 thousand for the three and six months ended July 3, 2022, respectively, and $5 thousand and $0.2 million for the three and six months ended July 4, 2021, respectively. A majority of the income tax expense for the three months ended  July 3, 2022 was related to the Company's foreign subsidiaries, which are cost-plus entities, and state minimum income taxes. A majority of the income tax expense for the six months ended July 3, 2022 was related to income tax expense of the Company's foreign subsidiaries and state minimum income taxes, partially offset by tax benefits from foreign income tax returns related to the Company's foreign subsidiaries. The difference between the estimated annual effective income tax benefit rate of 2.1% and the 21% U.S. federal statutory expense rate reflects state income taxes, foreign income taxes, the effect of certain permanent differences, and a full valuation allowance against net deferred tax assets.

The valuation allowance primarily resulted from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of certain deferred tax assets. Based on the estimated reversal patterns of the Company’s deferred tax assets and liabilities, it is more likely than not that the Company will not realize the federal, state and certain foreign deferred tax assets generated as there is insufficient projected income from reversals of deferred tax liabilities. Accordingly, the Company continues to maintain a full valuation allowance against all of U.S. and certain foreign net deferred tax assets as of July 3, 2022.

The Company had no unrecognized tax benefits as of July 3, 2022 and January 2, 2022 which would affect the Company's effective tax rate. The Company does not anticipate any material changes to its unrecognized tax benefits during the next 12 months.

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

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
New products	$3,131	$1,262	$6,581	$2,337
Mature products	1,410	1,620	2,056	2,785
Total revenue	$4,541	$2,882	$8,637	$5,122

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA intellectual property licenses, professional services, and QuickAI and SensiML AI software as a service (“SaaS”) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Hardware products	$1,464	$1,069	$3,299	$2,074
eFPGA IP	1,617	150	3,188	150
SaaS	50	43	94	113
New products revenue	$3,131	$1,262	$6,581	$2,337

eFPGA IP revenue was $1.6 million and $3.2 million for the  three and six months ended July 3, 2022. eFPGA IP revenue, consisting of intellectual property license revenue and professional services revenue, was $1.5 million and $3.1 million for the three and six months ended July 3, 2022, respectively, and $23 thousand for the three and six months ended July 4, 2021, and IP revenue was $0.1 million for the three and six months ended July 3, 2022 and $125 thousand for the three and six months ended July 4, 2021. Contract liabilities related to professional services revenue of $0 and $0.3 million and were included in deferred revenue on the consolidated balance sheets as of July 3, 2022 and  January 2, 2022, respectively.

We derive revenue from sales to customers located in North America, Europe and Asia Pacific.

North America revenue from the United States was $3.0 million, or 67% of total revenue, and $5.5 million, or 63% of total revenue for the three and six months ended July 3, 2022, respectively. North America revenue from the United States was $0.6 million, or 19% of total revenue, and $1.8 million, or 35% of total revenue for the three and six months ended July 4, 2021, respectively.

The following is a breakdown of revenue by shipment destination (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Asia Pacific	$840	$1,075	$2,331	$1,828
North America	3,082	565	5,515	1,824
Europe	619	1,242	791	1,470
Total revenue	$4,541	$2,882	$8,637	$5,122

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021
Distributor "A"	15%	14%	13%	13%
Distributor "C"	*	*	*	16%
Distributor "E"	11%	29%	20%	29%
Customer "E"	11%	*	*	20%
Customer "F"	11%	29%	*	29%
Customer "N"	29%	*	23%	*
Customer "O"	16%	*	21%	*
Customer "P"	*	*	11%	*

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 3,	January 2,
	2022	2022
Distributor "A"	13%	42%
Distributor "C"	*	17%
Distributor "E"	*	22%
Distributor "J"	36%	*
Customer "O"	29%	10%

* Represents less than 10% of accounts receivable as of the dates presented.

Note 10 — Commitments and Contingencies

Commitments

The Company's manufacturing suppliers require the forecast of wafer starts several months in advance. The Company is required to take delivery of and pay for a portion of this forecasted wafer volume. As of July 3, 2022, the Company had $0.6 million of outstanding commitments for the purchase of wafer inventory.

The Company has purchase obligations with certain suppliers for the purchase of other goods and services entered into in the ordinary course of business. As of July 3, 2022, total outstanding purchase obligations for other goods and services were $1.2 million due within the next twelve months.

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

Note 11 — Subsequent Events

eFPGA Project Agreement

On August 8, 2022, we executed an Agreement (the “Agreement”) with a new customer to develop an eFPGA product in accordance with the customer’s specifications. Under the terms of the Agreement, we will be paid fees of $6.9 million for performing the work over an approximately 12-month period from the execution date of the Agreement. Upon successful performance, the Agreement allows for the customer to extend the scope of work to tens of millions of dollars over the span of multiple years.

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

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category. Inclusive of one pending, patent application disclosed in our fiscal 2021 annual report, at the end of the second quarter of fiscal 2022 we had a total of five patent applications pending.

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

During the second quarter of 2022, we generated total revenue of $4.5 million, an increase of 11% compared to the prior quarter, and an increase of 58% compared to the same quarter last year. Our new product revenue in the second quarter was $3.1 million, a decrease of 9% from the prior quarter and an increase of 148% from the second quarter of 2021. The increase in new product revenue was primarily driven by professional services revenue of $1.6 million in the current quarter. Our mature product revenue was $1.4 million in the second quarter of 2022, an increase of 118% compared to the prior quarter, and a decrease of 13% compared to the second quarter of 2021. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new sensor processing solutions using our EOSTM S3 platforms, derivative products based on software-driven features, development of additional new products and solution platforms, our new eFPGA IP licensing and QuickAI initiatives. Overall, we reported a net loss of $0.5 million for the second quarter of 2022, a decrease of 55% compared with the prior quarter, and a decrease of 75% compared with the second quarter of 2021.

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

Critical Accounting Policies and Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our unaudited condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, and determination of the Stand-Alone Selling Price ("SSP") for certain distinct performance obligations (such as for IP licensing and professional services contracts), goodwill and intangible assets, valuation of inventories including identification of excess quantities and product obsolescence, allowance for doubtful accounts, valuation of long-lived assets, leases, measurement of stock-based compensation, and accounting for income taxes. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended July 3, 2022, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC on March 22, 2022.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue	100%	100%	100%	100%
Cost of revenue	44%	49%	42%	49%
Gross profit	56%	51%	58%	51%
Operating expenses:
Research and development	26%	57%	29%	69%
Selling, general and administrative	44%	63%	48%	73%
Loss from operations	(14)%	(69)%	(19)%	(91)%

Interest expense	—%	(1)%	—%	(1)%
Gain on forgiveness of debt	—%	—%	—%	23%
Interest income and other income (expense), net	3%	(2)%	—%	(1)%
Loss before income taxes	(11)%	(71)%	(19)%	(70)%
Provision for income taxes	1%	—%	1%	3%
Net loss	(12)%	(71)%	(20)%	(73)%

Three Months Ended July 3, 2022 Compared to Three Months Ended July 4, 2021

Revenue

The table below sets forth the changes in revenue in the three months ended July 3, 2022 compared to the three months ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,131	69%	$1,262	44%	$1,869	148%
Mature products	1,410	31%	1,620	56%	(210)	(13)%
Total revenue	$4,541	100%	$2,882	100%	$1,659	58%

Note: For all periods presented, New products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2022 compared to the second quarter of 2021 increased $1.7 million. The $1.9 million increase in new products revenue was partially offset by a 13% net decrease in mature product revenue from a reduction in QECL and Eclipse Plus products, partially offset by an increase in PASIC4 products.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended July 3, 2022 compared to the three months ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$1,464	32%	$1,068	37%	$396	37%
eFPGA IP	1,617	36%	148	5%	1,469	993%
SaaS	50	1%	46	2%	4	9%
Total new product revenue	$3,131	69%	$1,262	44%	$1,869	148%

The $0.4 million increase in new hardware product revenue was primarily comprised of a $0.8 million increase smart connectivity products partially offset by a $0.4 million decrease in sensor revenue. eFPGA IP revenue increased $1.5 million, or 993%, as compared to the same quarter in the prior year. The increase in eFPGA IP revenue was primarily driven by an increase in professional services revenue of $1.5 million partially offset by a 2% decrease in IP revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 3, 2022 compared to the three month ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,541	100%	$2,882	100%	$1,659	58%
Cost of revenue	1,997	44%	1,416	49%	581	41%
Gross profit	$2,544	56%	$1,466	51%	$1,078	74%

In the second quarter of 2022, gross profit increased $1.1 million, or 74%, as compared to the same quarter in the prior year. The increase in gross profit reflects a 58% increased in revenue, primarily composed of an increase of $0.4 million in new product hardware revenue and an increase of $1.5 million in eFPGA IP revenue, partially offset by a $0.2 million decrease in mature product revenue. The net increase in revenue was partially offset by a $0.6 million increase in cost of revenues, primarily comprised of $0.8 million in costs related to eFPGA IP, and partially offset by a $0.2 million decrease in product cost standards. eFPGA IP revenue and costs related to eFPGA IP revenue were comprised eFPGA intellectual property license revenue and costs, respectively, and professional services revenue and costs, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 3, 2022, compared to the three months ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,190	26%	$1,652	57%	$(462)	(28)%
SG&A expense	1,981	44%	1,794	62%	187	10%
Total operating expenses	$3,171	70%	$3,446	120%	$(275)	(8)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.5 million decrease in R&D expenses in the second quarter of 2022, as compared to the second quarter of 2021, was primarily attributable to R&D costs allocable to cost of revenue related to eFPGA IP revenue, a reduction in amortization and depreciation, and in expensed software. These were partially offset by increases in salary and related expenses, higher recruiting expenses, increased printing expenses, consulting and other outside services. R&D costs allocable to cost of revenue related to eFPGA IP revenue included costs related to eFPGA intellectual property license revenue and professional services revenue.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. The $0.2 millionincrease in SG&A expenses in the second quarter of 2022, as compared to the second quarter of 2021 was primarily attributable to increases in salary and related expenses, stock-based compensation expenses, legal expenses and occupancy costs, and accounting and audit expenses, partially offset by a decrease in selling expenses and consulting costs.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended July 3, 2022, compared to the three months ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	Percentage
Interest expense	$(22)	$(32)	$10	(31)%
Interest income and other income (expense), net	142	(45)	187	(416)%
Total interest income and other income (expense), net	$120	$(77)	$197	(256)%

Interest expense relates primarily to our revolving line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Interest expense for the second quarter of this year as compared to the same period in the prior year decreased approximately $10 thousand, which reflected a reduction in interest expense from finance lease liabilities partially offset by an increase in interest rates on our revolving line of credit loan. Interest income and other income (expense), net, was a net income of approximately $0.1 million and a net expense of approximately $77 thousand for the three months ended July 3, 2022 and July 4, 2021, respectively. The increase in total interest income and other income (expense), net reflected an increase in net foreign exchange gains and in other income and a reduction in interest expense over the prior period presented.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended July 3, 2022, compared to the three months ended July 4, 2021 (in thousands, except percentage data):

	Three Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	Percentage
Provision for income taxes	$17	$5	$12	240%

The majority of the income tax expense for the three months ended July 3, 2022 and July 4, 2021 related to our foreign subsidiaries, which are cost-plus entities.

Six Months Ended July 3, 2022 Compared to Six Months Ended July 4, 2021

Revenue

The table below sets forth the changes in revenue for the six months ended July 3, 2022, compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$6,581	76%	$2,337	46%	$4,244	182%
Mature products	2,056	24%	2,785	54%	(729)	(26)%
Total revenue	$8,637	100%	$5,122	100%	$3,515	69%

Note: For all periods presented, New products include all products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021 increased $3.5 million. The increase in product revenue was comprised of a $4.2 million increase in new product revenue partially offset by a 26% decrease in mature product revenue.

New Product Revenue

The table below sets forth the changes in new product revenue in the six months ended July 3, 2022 compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$3,299	38%	$2,074	40%	$1,225	59%
eFPGA IP	3,188	37%	148	3%	3,040	2054%
SaaS	94	1%	115	2%	(21)	(18)%
Total new product revenue	$6,581	76%	$2,337	46%	$4,244	182%

The $1.2 million increase in new hardware product revenue was primarily comprised of $1.0 million in higher connectivity product revenue, $1.0 million in higher display product revenue, partially offset by decrease a $0.7 million decrease in sensor product revenue. eFPGA IP revenue increased $3.0 million, or 2054%, as compared to the same period in the prior year, primarily driven by an increase in professional services. eFPGA IP revenue was comprised of eFPGA intellectual property license revenue and professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 3, 2022, compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$8,637	100%	$5,122	100%	$3,515	69%
Cost of revenue	3,632	42%	2,512	49%	1,120	45%
Gross profit	$5,005	58%	$2,610	51%	$2,395	92%

Gross profit for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, increased $2.4 million, or 92%. The increase was primarily due to an increase revenue of $3.5 million or 69%. The increase in revenue was primarily composed of an increase of $1.2 million in new product revenue and an increase in eFPGA IP revenue of $3.1 million was partially offset a decrease of $0.7 million in mature product revenue. The increase in revenue was partially offset by an increase of $1.2 million in eFPGA IP cost of revenue, partially offset by a reduction in product cost of revenue due to the mix of products sold. eFPGA IP revenue and costs related to eFPGA IP revenue were comprised eFPGA intellectual property license revenue and costs, respectively, and professional services revenue and costs, respectively.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 3, 2022, compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended
	July 3, 2022		July 4, 2021		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$2,523	29%	$3,539	69%	$(1,016)	(29)%
SG&A expense	4,118	48%	3,741	73%	377	10%
Total operating expenses	$6,641	77%	$7,280	142%	$(639)	(9)%

Research and Development

Our research and development (R&D) expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses in the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, decreased $1 million. The decrease in R&D expenses was primarily attributable to R&D costs allocable to cost of revenue in support of eFPGA IP and decreases in stock-based compensation costs and consulting services, partially offset increases in salary and related expenses, and amortization expense.

R&D costs allocable to cost of revenues in support of eFGPA IP  included costs related to eFPGA intellectual property license revenue and professional services revenue.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources and general management. SG&A expenses in the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, increased $0.4 million. The increase was primarily attributable to higher stock-based compensation expenses, legal fees and accounting and audit expenses, outside services expenses, insurance costs, dues and subscriptions and director service fees, partially offset by reductions in consulting expenses.

Interest Expense and Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the six months ended July 3, 2022, compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	Percentage
Interest expense	$(55)	$(64)	$9	(14)%
Gain on forgiveness of debt	—	1,192	(1,192)	(100)%
Interest income and other expense, net	19	(52)	71	(137)%
	$(36)	$1,076	$(1,112)	(103)%

Interest expense relates primarily to our line of credit facility. Interest income and other income (expense), net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded. Changes in interest expense related for our revolving loan relate to the variability and timing of our outstanding loan balance. Interest expense for the six months ended July 3, 2022 compared to the same period in the previous year declined $9 thousand, which reflected a decrease in interest expense from finance lease liabilities partially offset by an increase in interest rates on our revolving line of credit loan. Interest income and other expense, net, for the six months ended July 3, 2022 compared to the same period in the previous year, increased $71 thousand, which primarily reflected an increase in net foreign exchange gains. Interest expense and interest income and other income (expense), net, for the six months ended July 4, 2021 was $1.1 million and which included a gain on forgiveness of debt relates to the gain related to the forgiveness of the PPP loan of $1.2 million.

Provision for Income Taxes

The table below sets forth the changes in provision for income taxes for the six months ended July 3, 2022, compared to the six months ended July 4, 2021 (in thousands, except percentage data):

	Six Months Ended		Change
	July 3,	July 4,
	2022	2021	Amount	Percentage
Provision for income taxes	$16	$157	$141	90%

The majority of the income tax expense for the six months ended July 3, 2022 and July 4, 2021 relates to our foreign subsidiaries, which are cost-plus entities. Included in the provision for the six months ended July 4, 2021 was a $125,000 deferred tax provision related to a one-time repatriation of funds from our India entity.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, finance and operating leases, and borrowing under a revolving line of credit and cash flows used in operations, partially offset by cash used in operations. In addition to the Company's cash, cash equivalents and restricted cash of $18.5 million, as of July 3, 2022 other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $1.6 million in net proceeds from the Company's sale of common stock, of which $1.5 million represented a registered direct offering in February 2022.

On February 9, 2022, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 310,000 shares of common stock, par value $0.001 in a registered direct offering. These share placements resulted in net cash proceeds of approximately $1.5 million. Issuance costs related to this offering were negligible. The purchase price for each share of common stock in this placement was $4.78. The Company currently intends to use the net proceeds from the financing for working capital, the development of next generation eFPGA-based products, including AI and open-source hardware or software, and general corporate purposes

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of July 3, 2022. As of July 3, 2022, we had $15.0 million of outstanding on the Revolving Facility with an interest rate of 5.25%.

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

As of July 3, 2022, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of July 3, 2022, our interest-bearing debt consisted of $0.5 million outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries was approximately $0.1 million and$0.4 million as of July 3, 2022 and January 2, 2022, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	July 3,	July 4,
	2022	2021
Net cash used in operating activities	$(2,063)	$(2,812)
Net cash used in investing activities	(402)	(447)
Net cash provided by (used in) financing activities	1,406	(493)

Net cash used in operating activities

For the six months ended July 3, 2022, net cash used in operating activities was $2.1 million, which was primarily due to the net loss of $1.7 million, adjusted for net non-cash charges of $1.2 million, which included $0.9 million of stock-based compensation, depreciation and amortization expenses of $0.3 million, an inventory write-downs of $54 thousand, partially offset by a gain on disposal of equipment of $76 thousand. Cash outflows from changes in operating assets and liabilities were approximately $1.5 million and were primarily due to an increases in accounts receivable, reflecting the increase in revenues during the period, a decrease in deferred revenue, and an increase in inventory. This was partially offset by an increase in trade payables, which are subject to variability of the timing of payments.

For the six months ended July 4, 2021, net cash used in operating activities was $2.8 million, which was primarily due to the net loss of $3.8 million, adjusted for net non-cash charges of $38 thousand including the gain recognized from the forgiveness of the PPP loan of $1.2 million. Other non-cash charges consisted primarily of $0.6 million of stock-based compensation, depreciation and amortization expenses of $0.3 million, and inventory write-downs of $0.2 million. Cash inflows from changes in operating assets and liabilities were approximately $1.0 million, primarily due to a decrease in inventory, and increases in accounts payable and accrued liabilities subject to the variability of the timing of payments, partially offset by an increase in trade receivables due to the increase in revenue during the second quarter.

Net cash used in investing activities

For the six months ended July 3, 2022, cash used in investing activities was $0.4 million, which was primarily attributable to the capitalized internal-use software and capital expenditures relating to licensed software and computer equipment.

For the six months ended July 4, 2021, cash used in investing activities was $0.4 million, which was primarily attributable to the capitalized internal-use software and capital expenditure relating to leasehold improvements and computer equipment.

.

Net cash provided by (used in) financing activities

Cash flows from financing activities includes the draw-downs and repayments of our line of credit. For the quarter ended of 2021 and 2020, these draw-downs and repayments netted to zero.

For the six months ended July 3, 2022, cash provided by financing activities was $1.4 million, which was primarily derived from the net proceeds of $1.6 million from the stock issuances. We continue to use and repay our revolving line of credit as our cash needs require.

For the six months ended July 4, 2021 cash used in financing activities was $0.5 million and was primarily attributable to taxes paid relating to stock-based compensation equity awards.

Part I. Financial Information (continued)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of July 3, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
10.1	QuickLogic Corporation 2019 Stock Plan, as amended May 10, 2022, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 5, 2022).
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended July 3, 2022, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	August 17, 2022	Elias Nader
Chief Financial Officer and Senior Vice-President, Finance (as Principal Financial Officer and on behalf of the Registrant)