Form 10-Q
period 2023-04-02
QUICKLOGIC Corp
filed 2023-05-17
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2023

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

As of May 12, 2023, there were 13,689,509 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

April 2, 2023

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	April 2,	January 1,
	2023	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$20,902	$19,201
Accounts receivable, net of allowance for doubtful accounts of $8 and $18, as of April 2, 2023 and January 1, 2023, respectively	2,090	2,689
Contract assets	2,328	1,987
Inventories	2,497	2,493
Prepaid expenses and other current assets	2,064	1,570
Total current assets	29,881	27,940
Property and equipment, net	442	465
Capitalized internal-use software, net	1,576	1,514
Right of use assets, net	1,592	1,397
Intangible assets, net	618	645
Non-marketable equity investment	300	300
Goodwill	185	185
Other assets	142	140
TOTAL ASSETS	$34,736	$32,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	2,265	2,391
Accrued liabilities	1,706	1,509
Deferred revenue	299	272
Lease liabilities, current	1,005	850
Total current liabilities	20,275	20,022
Long-term liabilities:
Lease liabilities, non-current	596	544
Other liabilities, non-current	190	125
Total liabilities	21,061	20,691
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 13,686 and 13,202 shares issued and outstanding as of April 2, 2023 and January 1, 2023, respectively	14	13
Additional paid-in capital	320,181	317,174
Accumulated deficit	(306,520)	(305,292)
Total stockholders' equity	13,675	11,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,736	$32,586

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	April 2,	April 3,
	2023	2022
Revenue	$4,133	$4,096
Cost of revenue	1,743	1,635
Gross profit	2,390	2,461
Operating expenses:
Research and development	1,629	1,333
Selling, general and administrative	1,861	2,137
Total operating expenses	3,490	3,470
Loss from operations	(1,100)	(1,009)
Interest expense	(58)	(33)
Interest income and other expense, net	(63)	(123)
Loss before income taxes	(1,221)	(1,165)
Provision for (benefit from) income tax	7	(1)
Net loss	$(1,228)	$(1,164)
Net loss per share:
Basic and diluted	$(0.09)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	13,215	12,126

Note: Net loss equals comprehensive loss for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 2,	April 3,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,228)	$(1,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	162
Stock-based compensation	715	383
Write-down of inventories and reclassifications	171	(26)
Bad debt recovery	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	609	(393)
Contract assets	(341)	106
Inventories	(175)	(188)
Other assets	(495)	65
Trade payables	7	467
Accrued liabilities	196	298
Deferred revenue	27	(388)
Other long-term liabilities	65	(22)
Net cash used in operating activities	(262)	(700)
Cash flows from investing activities:
Capital expenditures for property and equipment	(3)	(10)
Capitalized internal-use software	(185)	(139)
Net cash used in investing activities	(188)	(149)
Cash flows from financing activities:
Payment of finance lease obligations	(142)	(98)
Proceeds from line of credit	15,000	15,000
Repayment of line of credit	(15,000)	(15,000)
Proceeds from issuance of common stock	2,313	1,482
Stock issuance cost	(20)	—
Net cash provided by financing activities	2,151	1,384
Net increase in cash, cash equivalents and restricted cash	1,701	535
Cash, cash equivalents and restricted cash at beginning of period	19,201	19,605
Cash, cash equivalents and restricted cash at end of period	$20,902	$20,140

Supplemental disclosures of cash flow information:
Interest paid	$56	$24
Income taxes paid	$2	$10

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock under public stock offering, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	715	—	715
Net loss				(1,228)	(1,228)
Balance at April 2, 2023	13,686	$14	$320,181	$(306,520)	$13,675

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Issuance of common stock under public stock offering, net of stock issuance cost	310	—	1,482	—	1,482
Common stock issued under stock plans and employee stock purchase plans	189	—	383	—	383
Net loss	—	—	—	(1,164)	(1,164)
Balance at April 3, 2022	12,362	$12	$312,087	$(302,189)	$9,910

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to unaudited condensed consolidated financial statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or, the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers "(OEMs"), to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet and Internet-of-Things or IoT hardware products, Military, Aerospace and Defense products. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip or SoC semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays"(FPGAs"). Starting in late 2021, the Company increased its professional engineering services business related to its eFPGA products for both civilian and military applications. The Company’s wholly owned subsidiary, SensiML Corp.("SensiML"), provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property "(IP") plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Operating results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarter for 2023 and 2022 ended on April 2, 2023 and April 3, 2022, respectively.

2023 Cybersecurity Incident

                     On January 20, 2023, the Company detected a ransomware infection affecting a limited number of IT systems, including systems that contained personal information of our employees.  Upon detection of the incident, the Company promptly began an assessment of all Company IT system, notified law enforcement and engaged legal counsel and other incident response professionals. Through counsel, the Company retained a leading cybersecurity forensics firm to review and investigate the incident. The Company's investigation and assessment of the incident's impact is ongoing.

The Company continued its business operations during this incident and successfully restored all of its critical operational data. The Company has also taken steps to further secure its IT systems. Based on the ongoing investigation and information currently known at this time, the Company believes the incident has not had nor will have a material impact on its business operations, ability to serve its customers, or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, finance and operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of   April 2, 2023, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $20.9 million, inclusive of a $15.0 million advance from its Revolving Facility, and $2.3 million in net proceeds from the Company's sale of common stock in the three months ended April 2, 2023.

The Company was in compliance with all the Heritage Bank Revolving Facility loan covenants as of  April 2, 2023. As of April 2, 2023, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.5%.

On March 21, 2023, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the offering were negligible. The purchase price for each share of common stock was $5.14. See Note 7 for additional information.

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents as of April 2, 2023, together with its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its, ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, and ™, QuickAI™, SensiML Analytics Toolkit, Eclipse II products, eFPGA IP licenses and professional services ; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

Foreign Currency

The functional currency of the Company's non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. Income and expense elements are translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as interest income and other expense, net in the unaudited condensed consolidated statements of operations, and are insignificant for all periods presented.

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the period.

Although these estimates are based on the Company’s knowledge of current events and actions it  may undertake in the future, actual results  may ultimately materially differ from these estimates and assumptions in regard to revenue recognition; and the valuation of inventories including identification of excess quantities, market value and obsolescence.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition and determination of the standalone selling price for certain distinct performance obligations (such as for IP licensing and professional services contracts) and valuation of inventories. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates  may have a material impact on our financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K which was filed with the SEC on  March 28, 2023.

Concentration of Risk

The Company's accounts receivable is denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. See Note 10, Information Concerning Product Lines, Geographic Information and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

As of April 2, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding  with Heritage Bank; the revolving debt carried an interest rate of 8.5% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period.  The maturity date for advances under the revolving debt agreement is December 31, 2024. At April 2, 2023, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank.  The concentration of cash with one financial institution poses certain risks.

For instance, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely impact the stability of Heritage Bank, leading to additional financial risks for the Company.

Any material decline in available funding or our ability to access our cash, cash equivalents, and liquidity resources, inclusive of those at Heritage Bank,  could adversely impact our ability to meet our operating expenses, financial and contractual obligations, or result in breaches of our contractual obligations. Any of these impacts could have material adverse impacts on our operations and liquidity.

Note 2 — Significant Accounting Policies

During the three months ended April 2, 2023 there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 1, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended  January 1, 2023, filed with the SEC on  March 28, 2023.

Recent Accounting Standards Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. ASU No. 2020-06 becomes effective for the Company on January 1, 2024. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company early adopted ASU No. 2020-06 on January 2, 2023 and it had no material impact on the Company's consolidated financial statements or related disclosures.

Recent Accounting Standards Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify the measurement of the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and requires disclosures related to these types of equity securities. For public business entities, the amendments in this Update are effective for fiscal years beginning after  December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial statements or disclosures.

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

For the three months ended April 2, 2023 and  April 3, 2022, 740 thousand and 578 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386 thousand shares were issued in connection with May 29, 2018, stock offering was not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants are exercisable through May 29, 2023 at a price of $19.32 per share.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of April 2, 2023, and January 1, 2023 (in thousands):

	April 2,	January 1,
	2023	2023
Accounts receivable:
Trade account receivables	$2,098	$2,707
Less: Allowance for doubtful accounts	(8)	(18)
	2,090	2,689
Inventories:
Work-in-process	$1,858	$1,826
Finished goods	639	667
	$2,497	$2,493
Other current assets:
Prepaid taxes, royalties, and other prepaid expenses	$1,847	$1,305
Other	217	265
	$2,064	$1,570
Property and equipment, net:
Equipment	$10,161	$10,133
Software	1,802	1,803
Furniture and fixtures	65	65
Leasehold improvements	466	466
	12,494	12,467
Less: Accumulated depreciation and amortization	(12,052)	(12,002)
	$442	$465
Capitalized internal-use software, net:
Capitalized internal-use software	$2,555	$2,370
Less: Accumulated amortization	(979)	(856)
	$1,576	$1,514
Accrued liabilities:
Accrued compensation	$981	$865
Accrued employee benefits	114	40
Accrued payroll tax	54	57
Other	557	547
	$1,706	$1,509

Note 5 — Debt Obligations

Revolving Line of Credit

As of April 2, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding with an interest rate of 8.5% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Interest expenses recognized were $33 thousand and $24 thousand for the three months ended April 2, 2023 and April 3, 2022, respectively.

Note 6 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to five years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Finance leases are primarily for engineering design software and have leases terms of generally two to three years. Total rent expenses were $0.1 million  for each of the three months ended April 2, 2023 and April 3, 2022.

Right-of-use assets were approximately $1.6 million and $1.4 million as of April 2, 2023 and  January 1, 2023, respectively. Lease liabilities were approximately $1.6 million and $1.4 million as of  April 2, 2023 and  January 1, 2023, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Operating lease costs:
Fixed	$100	$100
Short term	4	6
Total	$104	$106
Finance lease costs:
Amortization of ROU asset	$160	$109
Interest	22	7
Total	$182	$116

Right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the three months ended April 2, 2023 and  April 3, 2022 was $445 thousand and $0, respectively.

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$103	$100
Operating cash flows used for finance leases	22	7
Financing cash flows used for finance leases	142	98
Total	$267	$205

Non-cash ROU assets included in the operating cash flows for the three months ended April 2, 2023 and April 3, 2022 were $155 thousand and $193 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of April 2, 2023 and January 1, 2023 (in thousands):

	April 2, 2023	January 1, 2023
Right-of-use assets:
Operating leases	$374	$464
Finance leases	1,218	933
Total right-of-use assets	$1,592	$1,397
Lease liabilities:
Operating leases	$411	$507
Finance leases	1,190	887
Total lease liabilities	$1,601	$1,394

The following table provided the details of future lease payments for operating and finance leases as of April 2, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining period)	$319	$494
2024	106	624
2025	—	169
Total lease payments	425	1,287
Less: Interest	(14)	(97)
Present value of lease liabilities	$411	$1,190

The following table provides the details of lease terms and discount rates as of April 2, 2023 and January 1, 2023:

	April 2, 2023	January 1, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases	1.00	1.25
Finance leases	2.29	1.91
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	6.67%	5.95%

Note 7 — Capital Stock

 Issuance of Common Stock

On March 21, 2023, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of common stock in registered direct offering direct offerings pursuant to our effective shelf registration statement on Form S-3 (File No. 333-266942), resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the registered direct offering were insignificant. The purchase price for each share of common stock was $5.14.

On August 17, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-266942) with the SEC, under which we may sell, from time-to-time common stock, preferred stock, depositary shares, warrants, debt securities, and units, individually or as units comprised of one or more of the other securities or a combination thereof. The Company's registration statement became effective on August 26, 2022.

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended April 2, 2023 and April 3, 2022 was as follows (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Cost of revenue	$78	$56
Research and development	184	85
Selling, general and administrative	453	242
Total	$715	$383

The Company capitalized stock-based compensation amounts were $18 thousand and $0 for the three months ended April 2, 2023 and April 3, 2022, respectively.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended April 2, 2023 (in thousands):

Shares Available for Grants
Balance at January 1, 2023	960
Authorized	—
RSUs granted	(17)
RSUs forfeited or expired	9
Balance at April 2, 2023	952

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the three months ended April 2, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2023	75	$24.50	2.80	$—
Balance outstanding, exercisable, and vested at April 2, 2023	75	$24.50	2.55	$—

No stock options were granted, exercised, forfeited, or expired during the three months ended April 2, 2023 and April 3, 2022.

Total stock-based compensation related to stock options was $0 during the three months ended April 2, 2023 and April 3, 2022.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $0.7 million and $0.4 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

As of  April 2, 2023 and April 3, 2022, there was approximately $2.2 million and $1.3 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of April 2, 2023 is expected to be recorded over a weighted average period of 1.38 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended April 2, 2023 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2023	630	$6.05
Granted	17	6.06
Vested and released	(34)	5.79
Forfeited	(9)	7.25
Nonvested at April 2, 2023	604	$6.05

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $30 thousand and $23 thousand for the three months ended April 2, 2023, and April 3, 2022, respectively.

Note 9 — Income Taxes

The Company recorded a net income tax expense of $7 thousand for the three months ended April 2, 2023 and a net income tax benefit of $1 thousand for the three months ended April 3, 2022. The effective tax rate was (0.6%) and 0.1% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates differ from the statutory tax rate of 21%, primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of April 2, 2023. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of April 2, 2023.

Note 10 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
New products	$3,055	$3,450
Mature products	1,078	646
Total revenue	$4,133	$4,096

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Hardware products	$162	$1,835
eFPGA IP and professional services	2,810	1,581
SaaS & Other	83	34
New products revenue	$3,055	$3,450

eFPGA IP revenue for the three months ended April 3, 2023 was $2.8 million which was comprised of approximately $2.6 professional services revenue and $0.2 million in eFPGA intellectual property license revenue. eFPGA IP revenue for the three months ended April 3, 2022 of $1.6 million was primarily professional service revenue.

Contract assets related to professional services revenue were $2.3 million and $0.1 million for the three months ended April 2, 2023 and April 3, 2022, respectively. Contract liabilities related to professional services revenue were $0.3 million and $0 for the three months ended April 2, 2023 and April 3, 2022, respectively.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $3.3 million, or 80% of total revenue, for the three months ended April 2, 2023, and $2.4 million, or 59% of total revenue for the three months ended April 3, 2022.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Asia Pacific	$713	$1,491
North America	3,318	2,433
Europe	102	172
Total revenue	$4,133	$4,096

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	April 2,	April 3,
	2023	2022
Distributor "A"	16%	11%
Distributor "C"	*	10%
Distributor "E"	*	30%
Customer "A"	54%	*
Customer "N"	*	17%
Customer "O"	*	27%
Customer "P"	*	23%

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	April 2,	January 1,
	2023	2023
Distributor "A"	18%	14%
Customer "C"	11%	22%
Customer "F"	56%	44%

Note 11 — Commitments and Contingencies

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and to pay for a portion of forecasted wafer volume. As of April 2, 2023, the Company had no significant outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things specify a minimum or a range of quantities, pricing and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets as well as amounts that are not recorded on the Company's consolidated balance sheets. As of April 2, 2023, total outstanding purchase obligations for other goods and services were $1.3 million due within the next twelve months.

Contingencies

Contingent commitments are not recorded on the Company’s consolidated balance sheets and represent significant contractual obligations on procurement contracts with determinable prices and quantities, but where the timing and probability of incurring the obligation is dependent on numerous variables which are not reasonably predictable. These obligations require our suppliers to build and deliver certain products in sufficient time to meet the Company’s planning horizon. The actual amounts we pay to our suppliers and the timing of payments for these future obligations could differ materially from our current estimates. As of April 2, 2023, contingent commitments were approximately $3.8 million due within the next twelve months and $8.7 million due within two to three years. These amounts represent the Company’s best estimates for contingent commitments which are expected to be delivered at some time in the future but for which delivery is currently undefined.

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

Note 12 — Subsequent Events

                     On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). If not prepaid prior to the Note maturity date of April 28, 2024, the principal and all accrued and unpaid interest will be due and payable to the Company. The Note will bear an interest rate of 3.0% compounded monthly. If an event of default occurs, the interest will increase to 10.0%.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2023, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise that may arise after the date of this Quarterly Report on Form 10-Q.

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

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies' SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category. We currently have a total of five patent applications pending.

Our semiconductor solutions typically fall into one of four categories: Sensor Processing, Hardware products consisting of Sensor Processing, Display Smart Connectivity, and eFPGA intellectual property and its associated tools. Our solutions include a unique combination of our silicon platforms, IP cores, software drivers, and in some cases, firmware, and application software. All of our silicon platforms are standard devices and must be programmed to be effective in a system. Our IP that enables always-on context-aware sensor applications includes our Flexible Fusion Engine, our Sensor Manager and Communications Manager technologies as well as IP that (i) improves multimedia content, such as our Visual Enhancement Engine, ("VEE"), technology, and Display Power Optimizer, ("DPO"), technology; and (ii) implements commonly used mobile system interfaces, such as Low Voltage Differential Signaling, ("LVDS"), Mobile Industry Processor Interface, ("MIPI"), and Secure Digital Input Output, ("SDIO").

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

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional IP, reference platforms and system software to provide application solutions, particularly in the area of hardware acceleration for AI-type applications. We also work with mobile processor and communications semiconductor device manufacturers and companies that supply sensors, algorithms, and applications. For our sensor processing solutions, we collaborate with sensor manufacturers to ensure interface compatibility. We also collaborate with sensor and voice/audio software companies, helping them optimize their software technology on our silicon platforms in terms of performance, power consumption and user experience.

Our eFPGA IP are currently developed on 250nm, 130nm, 90nm, 65nm, 40nm, 28nm and 22nm process nodes. The licensable IP is generated by an automated compiler tool, called AustralisTM, that enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP, and software. We are expecting revenue growth from EOS S3, SensiML AI SaaS, and eFPGA IP licensing in fiscal year 2023.

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

During the first quarter of 2023, we generated total revenue of $4.1 million, an increase of 1% compared to the prior quarter, and an increase of 1% compared to the same quarter last year. Our new product revenue in the first quarter was $3.1 million, an increase of 7% from the prior quarter and a decrease of 11% from the first quarter of 2022. The decrease in new product revenue was primarily driven by a $1.7 million reduction in hardware product revenue, partially offset by an increase of $1.2 million in eFPGA IP revenue. Our mature product revenue was $1.1 million in the first quarter of 2023, a decrease of 13% compared to the prior quarter, and an increase of 67% compared to the first quarter of 2022. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new eFPGA IP licensing and SensiML initiatives. Overall, we reported a net loss of $1.2 million for the first quarter of 2023, a decrease of 0% compared with the prior quarter, and an increase of 5% compared with the first quarter of 2022.

We have experienced net losses in recent years and expect losses to continue through at least fiscal year 2023 as we continue to develop new products, applications, and technologies. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds we received from our recent sale of our equity securities, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations, and such additional funding may not be available on commercially reasonable terms, or at all.

There have been no material changes due to the impact of the Covid-19 pandemic on our business from that disclosed in our most recently filed Annual Report. Our most recent Annual Report on Form 10-K for the year ended January 1, 2023 as filed with the SEC on March 28, 2023, provides additional information about our business and operations.

As of April 2, 2023, there have not been any material developments concerning the Cyber-Incident previously reported on our Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission ("SEC") on March 28, 2023. The Company's investigation and assessment of the incident's impact is ongoing.

Critical Accounting Policies and Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our unaudited condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, and determination of the Stand-Alone Selling Price ("SSP") for certain distinct performance obligations (such as for IP licensing and professional services contracts), and valuation of inventories including identification of excess quantities and product obsolescence. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended April 2, 2023, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC on March 28, 2023.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	April 2, 2023	April 3, 2022
Revenue	100%	100%
Cost of revenue	42%	40%
Gross profit	58%	60%
Operating expenses:
Research and development	39%	33%
Selling, general and administrative	46%	52%
Loss from operations	(27)%	(25)%

Interest expense	(1)%	—%
Interest income and other income (expense), net	(2)%	(3)%
Loss before income taxes	(30)%	(28)%
Provision for (benefit from) income tax	—%	—%
Net loss	(30)%	(28)%

Three Months Ended April 2, 2023 Compared to Three Months Ended April 3, 2022

Revenue

The table below sets forth the changes in revenue in the three months ended April 2, 2023 compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2023		April 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,055	74%	$3,450	84%	$(395)	(11)%
Mature products	1,078	26%	646	16%	432	67%
Total revenue	$4,133	100%	$4,096	100%	$37	1%

Note: For all periods presented, New products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the first quarter of 2023 compared to the first quarter of 2022 increased $37 thousand. The increase resulted primarily from increases in eFPGA professional services offset by decreases in revenue from devices.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended April 2, 2023 compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2023		April 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$162	4%	$1,835	45%	$(1,673)	(91)%
eFPGA IP and professional services	2,810	68%	1,581	39%	1,229	78%
SaaS & Other	83	2%	34	—%	49	144%
Total new product revenue	$3,055	74%	$3,450	84%	$(395)	(11)%

eFPGA revenue for the three months ended April 2, 2023 was $2.8 million which was comprised of approximately $2.6 professional services revenue and $0.2 million in eFPGA intellectual property license revenue. eFPGA revenue for the three months ended April 3, 2022 was $1.6 million which was primarily professional services revenue. Contract assets related to professional services were $2.3 million and $2.0 million at April 2, 2023 and April 3, 2022, respectively. Contract liabilities related to professional services revenue were $0.3 million for both the three months ended April 2, 2023 and April 3, 2022, respectively.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended April 2, 2023 compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2023		April 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,133	100%	$4,096	100%	$37	1%
Cost of revenue	1,743	42%	1,635	40%	108	7%
Gross profit	$2,390	58%	$2,461	60%	$(71)	(3)%

In the first quarter of 2023, gross profit, decreased $71 thousand, or 3%, as compared to the same quarter in the prior year. The decrease in gross profit reflects a 7% increase in cost of revenue. The $0.1 million increase in cost of revenues was due to the increase in eFPGA IP costs primarily attributable to higher tooling costs on revenue projects, and the decrease in hardware product costs reflected the reduction in volume of products sold, partially offset by higher outside cost and material price variances.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended April 2, 2023, compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	April 2, 2023		April 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,629	39%	$1,333	33%	$296	22%
SG&A expense	1,861	46%	2,137	52%	(276)	(13)%
Total operating expenses	$3,490	85%	$3,470	85%	$20	1%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.3 million increase in R&D expenses in the first quarter of 2023, as compared to the first quarter of 2022, was primarily attributable to decreased R&D costs allocated to Cost of Goods Sold related to eFPGA professional services revenue and increases in stock-based compensation and related salary expenses in addition to increased software costs, partially offset by a decrease in consulting and web services.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.3 milliondecrease in SG&A expenses in the first quarter of 2023, as compared to the first quarter of 2022 was primarily attributable to decreases in consulting costs, salary expenses, and in accounting and audit expenses. These were partially offset by increases in stock-based compensation, insurance costs, and sales commissions.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended April 2, 2023, compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	April 2,	April 3,
	2023	2022	Amount	Percentage
Interest expense	$(58)	$(33)	$25	76%
Interest income and other income (expense), net	(63)	(123)	(60)	(49)%
Total interest expense, interest income and other income (expense), net	$(121)	$(156)	$(35)	(22)%

Interest expense relates primarily to our revolving line of credit facility and finance leases liabilities. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense is related to our revolving loan's interest rate variability and the timing of our outstanding loan balance. Interest expense for the first quarter of this year as compared to the same period in the prior year increased approximately $25 thousand which was comprised of a $17 thousand increase related to software lease, and $8 thousand increase in  interest expense related to our revolving line of credit facility. The change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for (Benefit From) Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended April 2, 2023, compared to the three months ended April 3, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	April 2,	April 3,
	2023	2022	Amount	Percentage
Provision for (benefit from) income tax	$7	$(1)	$8	(800)%

The majority of the income tax expenses for the three months ended April 2, 2023 and April 3, 2022 are related to our foreign subsidiaries, which are cost-plus entities.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, finance and operating leases, and borrowings under a revolving line of credit and cash flows used in operations, partially offset by cash used in operations. In addition to the Company's cash, cash equivalents and restricted cash of $20.9 million, as of April 2, 2023, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $2.3 million in net proceeds from the Company's sale of common stock on March 21, 2023. Costs related to the offering were immaterial.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of April 2, 2023. As of April 2, 2023, we had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.5%.

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

As of April 2, 2023, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of April 2, 2023, our interest-bearing debt consisted of $1.2 million outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.2 million and$0.2 million as of April 2, 2023 and January 1, 2023, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	April 2,	April 3,
	2023	2022
Net cash used in operating activities	$(262)	$(700)
Net cash used in investing activities	(188)	(149)
Net cash provided by financing activities	2,151	1,384

Net cash used in operating activities

For the three months ended April 2, 2023, net cash used in operating activities was $0.3 million, which was primarily due to the net loss of $1.2 million, adjusted for net non-cash charges of $1.1 million, which included $0.7 million of stock-based compensation, and $0.2 depreciation and amortization expenses. Cash inflow from changes in operating assets and liabilities were approximately $65 thousand and were primarily due to a decrease in accounts receivable, increases in accrued liabilities and lease liabilities, partially offset by an increase in contract assets, increase in prepaid expenses and other current assets and decrease in trade payables.

Net cash used in investing activities

For the three months ended April 2, 2023, and April 3, 2022 cash used in investing activities was $0.2 million, which was primarily attributable to the capitalized internal-use software and capital expenditures relating to licensed software and computer equipment.

Net cash provided by financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarter ended 2023 and 2022, these draw-downs and repayments netted to zero.

For the three months ended April 2, 2023, cash provided by financing activities was $2.2 million, which was primarily derived from the net proceeds of $2.3 million from the stock issuances, partially offset by finance lease obligation payments. We continue to use and repay our revolving line of credit as our cash needs require.

For the three months ended April 3, 2022, cash provided by financing activities was $1.4 million and was primarily derived from the net proceeds of $1.5 million from the stock issuances, partially offset by finance lease obligation payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of April 2, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our 2022 Annual Report on Form 10-K for the year ended January 1, 2023, filed with the SEC on March 28, 2023, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended April 2, 2023, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	May 17, 2023	Elias Nader
Chief Financial Officer and Senior Vice-President, Finance (as Principal Financial Officer and on behalf of the Registrant)