Form 10-Q
period 2023-07-02
QUICKLOGIC Corp
filed 2023-08-16
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2023

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

As of August 11, 2023, there were 13,858,652 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

July 2, 2023

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	July 2,	January 1,
	2023	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$20,565	$19,201
Accounts receivable, net of allowance for doubtful accounts of $14 and $18, as of July 2, 2023 and January 1, 2023, respectively	937	2,689
Contract assets	1,013	1,987
Inventories	2,455	2,493
Prepaid expenses and other current assets	3,045	1,570
Total current assets	28,015	27,940
Property and equipment, net	2,183	465
Capitalized internal-use software, net	1,622	1,514
Right of use assets, net	1,338	1,397
Intangible assets, net	591	645
Non-marketable equity investment	300	300
Goodwill	185	185
Other assets	142	140
TOTAL ASSETS	$34,376	$32,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	3,406	2,391
Accrued liabilities	1,965	1,509
Deferred revenue	294	272
Lease liabilities, current	914	850
Total current liabilities	21,579	20,022
Long-term liabilities:
Lease liabilities, non-current	441	544
Other liabilities, non-current	181	125
Total liabilities	22,201	20,691
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 13,725 and 13,202 shares issued and outstanding as of July 2, 2023 and January 1, 2023, respectively	14	13
Additional paid-in capital	320,950	317,174
Accumulated deficit	(308,789)	(305,292)
Total stockholders' equity	12,175	11,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,376	$32,586

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
Revenue	$2,921	$4,541	$7,054	$8,637
Cost of revenue	1,718	1,997	3,461	3,632
Gross profit	1,203	2,544	3,593	5,005
Operating expenses:
Research and development	1,505	1,190	3,134	2,523
Selling, general and administrative	1,924	1,981	3,785	4,118
Total operating expenses	3,429	3,171	6,919	6,641
Loss from operations	(2,226)	(627)	(3,326)	(1,636)
Interest expense	(50)	(22)	(108)	(55)
Interest income and other expense, net	—	142	(63)	19
Loss before income taxes	(2,276)	(507)	(3,497)	(1,672)
Provision for (benefit from) income tax	(7)	17	—	16
Net loss	$(2,269)	$(524)	$(3,497)	$(1,688)
Net loss per share:
Basic and diluted	$(0.17)	$(0.04)	$(0.26)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	13,709	12,412	13,297	12,269

Note: Net loss equals comprehensive loss for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 2,	July 3,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,497)	$(1,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	334
Stock-based compensation	1,301	860
Write-down of inventories and reclassifications	212	54
Gain on disposal of equipment	—	(76)
Other	5	—
Changes in operating assets and liabilities:
Accounts receivable	1,747	(2,266)
Contract assets	974	—
Inventories	(174)	(188)
Other assets	(1,475)	(6)
Trade payables	(269)	1,161
Accrued liabilities	455	87
Deferred revenue	22	(313)
Other long-term liabilities	56	(22)
Net cash used in operating activities	(232)	(2,063)
Cash flows from investing activities:
Capital expenditures for property and equipment	(227)	(117)
Capitalized internal-use software	(303)	(285)
Net cash used in investing activities	(530)	(402)
Cash flows from financing activities:
Payment of finance lease obligations	(288)	(198)
Proceeds from line of credit	30,000	30,000
Repayment of line of credit	(30,000)	(30,000)
Proceeds from issuance of common stock	121	1,604
Proceeds from issuance of common stock to investors	2,313	—
Stock issuance cost	(20)	—
Net cash provided by financing activities	2,126	1,406
Net increase (decrease) in cash, cash equivalents and restricted cash	1,364	(1,059)
Cash, cash equivalents and restricted cash at beginning of period	19,201	19,605
Cash, cash equivalents and restricted cash at end of period	$20,565	$18,546

Supplemental disclosures of cash flow information:
Interest paid	$42	$13
Income taxes paid	$10	$12

Supplemental disclosures of non-cash financing and investing items
Purchases of fixed assets with financing lease	$445	$—
Stock-based compensation capitalized as internal-use software	$20	$—
Stock-based compensation capitalized as tooling and fixed assets	$41	$—
Purchases of property and equipment in accounts payable	$1,147	$13

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock under public stock offering, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	—	—	—
Stock-based compensation	—	—	715	—	715
Net loss				(1,228)	(1,228)
Balance at April 2, 2023	13,686	14	320,181	(306,520)	13,675
Common stock issued under stock plans and employee stock purchase plan	39	—	122	—	122
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(2,269)	(2,269)
Balance at July 2, 2023	13,725	$14	$320,950	$(308,789)	$12,175

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Issuance of common stock under public stock offering, net of stock issuance cost	310	—	1,482	—	1,482
Common stock issued under stock plans and employee stock purchase plans	189	—	383	—	383
Net loss	—	—	—	(1,164)	(1,164)
Balance at April 3, 2022	12,362	12	312,087	(302,189)	9,910
Common stock issued under stock plans and employee stock purchase plan	66	—	122	—	122
Stock-based compensation	—	—	477	—	477
Net loss	—	—	—	(524)	(524)
Balance at July 3, 2022	12,428	$12	$312,686	$(302,713)	$9,985

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to unaudited condensed consolidated financial statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or, the "Company"), was founded in 1988 and reincorporated in Delaware in 1999. The Company enables Original Equipment Manufacturers ("OEMs"), to maximize battery life for highly differentiated, immersive user experiences with Smartphone, Wearable, Hearable, Tablet, and Internet-of-Things or IoT hardware products, Military, Aerospace and Defense products. QuickLogic delivers these benefits through industry leading ultra-low power customer programmable System on Chip ("SoC") semiconductor solutions, embedded software, and algorithm solutions for always-on voice and sensor processing. The Company is a fabless semiconductor provider of comprehensive, flexible sensor processing solutions, ultra-low power display bridges, and ultra-low power Field Programmable Gate Arrays ("FPGAs"). Starting in late 2021, the Company increased its professional engineering services business related to its eFPGA products for both civilian and military applications. The Company’s wholly owned subsidiary, SensiML Corp. ("SensiML"), provides Analytics Toolkit, which is used in many of the applications where the Company’s ArcticPro™, eFPGA intellectual property ("IP") plays a critical role. SensiML Analytics toolkit is an end-to-end software suite that provides OEMs a straightforward process for developing pattern matching sensor algorithms using machine learning technology that are optimized for ultra-low power consumption.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Operating results for the three and six months ended July 2, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarter for 2023 and 2022 ended on July 2, 2023 and July 3, 2022, respectively.

2023 Cybersecurity Incident

                     On January 20, 2023, the Company detected a ransomware infection affecting a limited number of IT systems, including systems that contained personal information of our employees. Upon detection of the incident, the Company promptly began an assessment of all Company IT systems, notified law enforcement, and engaged legal counsel and other incident response professionals. Through counsel, the Company retained a leading cybersecurity forensics firm to review and investigate the incident. We have completed our forensic work and have found no impact on our financial systems. For potentially affected individuals or entities whose personally identifiable data may have been accessed, we are providing free credit monitoring services to them.

The Company is voluntarily taking steps to further secure its IT infrastructure, systems, and security. The Company believes the incident has not had nor will have a material impact on its business operations, ability to service its customers, or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, finance and operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of July 2, 2023, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $20.6 million, inclusive of a $15.0 million advance from its Revolving Facility, and $2.3 million in net proceeds from the Company's sale of common stock in the six months ended July 2, 2023. The Company's restricted cash balance as of July 2, 2023 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

The Company was in compliance with all the Revolving Facility loan covenants as of  July 2, 2023. As of July 2, 2023, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.75%.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). At the time, the Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the original note and entered into a revised promissory note with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the prior note. If not prepaid prior to the Note maturity date of June 28, 2024, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 10.0%. All other terms of the note remained the same.

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

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents as of July 2, 2023, together with its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Although these estimates are based on the Company’s knowledge of current events and actions it  may undertake in the future, actual results  may materially differ from these estimates and assumptions in regard to revenue recognition; and the valuation of inventories including identification of excess quantities, market value and obsolescence.

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

Concentration of Risk

The Company's accounts receivable is denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and does not require collateral. See Note 10, Information Concerning Product Lines, Geographic Information and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

As of July 2, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 8.75% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2024. At July 2, 2023, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

For instance, adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely impact the stability of Heritage Bank, leading to additional financial risks for the Company.

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

Note 2 — Significant Accounting Policies

During the three and six months ended July 2, 2023 there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 1, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended  January 1, 2023, filed with the SEC on  March 28, 2023.

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

For the three and six months ended July 2, 2023 and  July 3, 2022, 739 thousand and 536 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386 thousand shares were issued in connection with the May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants were exercisable through May 29, 2023 at a price of $19.32 per share. The warrants expired unexercised on May 29, 2023.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of July 2, 2023, and January 1, 2023 (in thousands):

	July 2,	January 1,
	2023	2023
Accounts receivable:
Trade account receivables	$951	$2,707
Less: Allowance for doubtful accounts	(14)	(18)
	937	2,689
Inventories:
Work-in-process	$1,871	$1,826
Finished goods	584	667
	$2,455	$2,493
Other current assets:
Prepaid taxes	$502	$510
Deferred charges	428	295
Other prepaid taxes, royalties, and other prepaid expenses	745	500
Note receivable (1)	1,172	—
Other	198	265
	$3,045	$1,570
Property and equipment, net:
Equipment	$10,287	$10,133
Tooling (2)	1,668	—
Software	1,803	1,803
Furniture and fixtures	65	65
Leasehold improvements	466	466
	14,289	12,467
Less: Accumulated depreciation and amortization	(12,106)	(12,002)
	$2,183	$465
Capitalized internal-use software, net:
Capitalized internal-use software	$2,734	$2,370
Less: Accumulated amortization	(1,112)	(856)
	$1,622	$1,514
Accrued liabilities:
Accrued compensation	$1,307	$865
Accrued employee benefits	38	40
Accrued payroll tax	68	57
Other	552	547
	$1,965	$1,509

(1) On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). At the time, the Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the original note and entered into a revised promissory note with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the prior note. If not prepaid prior to the Note maturity date of June 28, 2024, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 10.0%. All other terms of the note remained the same.

(2) In Q2 2023, the Company capitalized $1.67 million related to tooling to be utilized under its long-term professional services contracts. The tooling will be depreciated over an estimated useful life of seven years.

Note 5 — Debt Obligations

Revolving Line of Credit

As of July 2, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding with an interest rate of 8.75% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $29 thousand and $62 thousand for the three and six months ended July 2, 2023 and $14 thousand and $39 thousand for the three and six months ended July 3, 2022, respectively.

Note 6 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to five years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Finance leases are primarily for engineering design software and have leases terms of generally two to three years. Total rent expenses were $0.1 million and $0.2 million for the three and six months ended July 2, 2023 and $0.1 million and $0.2 million for the three and six months ended July 3, 2022, respectively.

Right-of-use assets were approximately $1.3 million and $1.4 million as of July 2, 2023 and  January 1, 2023, respectively. Lease liabilities were approximately $1.4 million and $1.4 million as of  July 2, 2023 and  January 1, 2023, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease costs:
Fixed	$100	$100	$200	$199
Short term	5	6	9	13
Total	$105	$106	$209	$212
Finance lease costs:
Amortization of ROU asset	$163	$109	$323	$219
Interest	20	6	42	13
Total	$183	$115	$365	$232

Right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the six months ended July 2, 2023 and  July 3, 2022 was $445 thousand and $0, respectively.

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$209	$203
Operating cash flows used for finance leases	42	13
Financing cash flows used for finance leases	288	198
Total	$539	$414

Non-cash ROU assets related to operating leases included in the operating cash flows for the three months ended July 2, 2023 and July 3, 2022 were $91 thousand and $86 thousand, respectively. Non-cash ROU assets related to finance leases included in the financing cash flows for the three months ended July 2, 2023 and July 3, 2022 were $163 thousand and $109 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of July 2, 2023 and January 1, 2023 (in thousands):

	July 2, 2023	January 1, 2023
Right-of-use assets:
Operating leases	$283	$464
Finance leases	1,055	933
Total right-of-use assets	$1,338	$1,397
Lease liabilities:
Operating leases	$310	$507
Finance leases	1,045	887
Total lease liabilities	$1,355	$1,394

The following table provided the details of future lease payments for operating and finance leases as of July 2, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining period)	$212	$330
2024	106	624
2025	—	168
Total lease payments	318	1,122
Less: Interest	(8)	(77)
Present value of lease liabilities	$310	$1,045

The following table provides the details of lease terms and discount rates as of July 2, 2023 and January 1, 2023:

	July 2, 2023	January 1, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases (1)	0.75	1.25
Finance leases	2.04	1.91
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	6.71%	5.95%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The Company fully intends to renew its lease upon its expiration in Q1'24 and continue at its current location.

Note 7 — Capital Stock

 Issuance of Common Stock

On March 21, 2023, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of common stock in registered direct offerings pursuant to our effective shelf registration statement on Form S-3 (File No. 333-266942), resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the registered direct offering were insignificant. The purchase price for each share of common stock was $5.14.

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

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended July 2, 2023 and July 3, 2022 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	$88	$117	$166	$173
Research and development	158	91	342	176
Selling, general and administrative	340	269	793	511
Total	$586	$477	$1,301	$860

The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $61 thousand and $0 for the six months ended July 2, 2023 and July 3, 2022, respectively.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the six months ended July 2, 2023 (in thousands):

Shares Available for Grants
Balance at January 1, 2023	960
Authorized	—
RSUs granted	(55)
RSUs forfeited or expired	9
Options expired	2
Balance at July 2, 2023	916

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the six months ended July 2, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2023	75	$24.50	2.80	$—
Forfeited or expired	(2)	$32.93
Balance outstanding, exercisable, and vested at July 2, 2023	73	$24.24	2.38	$—

No stock options were granted, exercised, or forfeited during the six months ended July 2, 2023. Stock options for approximately 2 thousand shares expired during the six months ended July 2, 2023. No stock options were granted, exercised, forfeited, or expired during the six months ended July 3, 2022.

Total stock-based compensation related to stock options was $0 during the six months ended July 2, 2023 and July 3, 2022.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $0.6 million and $1.2 million for the three and six months ended July 2, 2023 and approximately $0.5 million and $0.9 million for the three and six months ended July 3, 2022, respectively.

As of  July 2, 2023 and July 3, 2022, there was approximately $1.8 million and $1.1 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of July 2, 2023 is expected to be recorded over a weighted average period of 1.18 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended July 2, 2023 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2023	630	$6.05
Granted	55	6.11
Vested and released	(45)	5.80
Forfeited	(9)	7.25
Nonvested at July 2, 2023	631	$6.05

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $16 thousand and $75 thousand for the three and six months ended July 2, 2023, respectively, and $11 thousand and $34 thousand for the three and six months ended July 3, 2022, respectively.

Note 9 — Income Taxes

The Company recorded a net income tax benefit of $7 thousand and $0 for the three and six months ended July 2, 2023, respectively, and a net income tax expense of $17 thousand and $16 thousand for the three and six months ended July 3, 2022, respectively. The difference between the estimated annual effective income benefit of 3.04% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of July 2, 2023. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of July 2, 2023.

Note 10 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
New products	$2,233	$3,131	$5,288	$6,581
Mature products	688	1,410	1,766	2,056
Total revenue	$2,921	$4,541	$7,054	$8,637

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Hardware products	$366	$1,464	$528	$3,299
eFPGA IP and professional services	1,857	1,617	4,667	3,188
SaaS & Other	10	50	93	94
New products revenue	$2,233	$3,131	$5,288	$6,581

eFPGA IP revenue for the three months ended July 2, 2023 was $1.9 million, which was primarily professional services revenue. eFPGA IP revenue for the three months ended July 3, 2022 was $1.6 million, which was comprised of approximately $1.5 million in professional services revenue and $0.1 million in eFPGA intellectual property license revenue.

Contract assets related to professional services revenue were $1.0 million and $0.3 million as of July 2, 2023 and July 3, 2022, respectively. Contract liabilities related to professional services revenue were $294 thousand as of July 2, 2023 and $0 as of July 3, 2022.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $2.3 million, or 80% of total revenue, and $5.6 million, or 80% of total revenue for the three and six months ended July 2, 2023, respectively, and $3.0 million, or 67% of total revenue, and $5.5 million, or 63% of total revenue for the three and six months ended July 3, 2022, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Asia Pacific	$456	$840	$1,169	$2,331
North America	2,370	3,082	5,688	5,515
Europe	95	619	197	791
Total revenue	$2,921	$4,541	$7,054	$8,637

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022
Distributor "A"	18%	15%	17%	13%
Distributor "E"	*	11%	*	20%
Customer "A"	47%	*	51%	*
Customer "B"	12%	*	10%	*
Customer "C"	11%	29%	*	23%
Customer "D"	*	11%	*	*
Customer "F"	*	16%	*	21%
Customer "H"	*	11%	*	*
Customer "I"	*	*	*	11%

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	July 2,	January 1,
	2023	2023
Distributor "A"	34%	14%
Distributor "C"	16%	*
Customer "C"	35%	22%
Customer "F"	*	44%

Note 11 — Commitments and Contingencies

Commitments

The Company's principal contractual commitments include purchase obligations, re-payments of draw-downs from the revolving line of credit, and payments under operating and finance leases. Purchase obligations are largely comprised of open purchase order commitments to suppliers and to subcontractors under professional services agreements. Our risk associated with the purchase obligations under professional services agreements is limited to the termination liability provisions within those contracts, and as such, we do not believe they represent a material liquidity risk to us.

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of forecasted wafer volume. As of July 2, 2023, the Company had no significant outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of July 2, 2023, total outstanding purchase obligations for other goods and services were $2.7 million due within the next twelve months.

Contingencies

Contingent commitments are not recorded on the Company’s consolidated balance sheets and represent significant contractual obligations on procurement contracts with determinable prices and quantities, but where the timing and probability of incurring the obligation is dependent on numerous variables which are not predictable. These obligations require our suppliers to build and deliver certain products in sufficient time to meet the Company’s planning horizon. The actual amounts we pay to our suppliers and the timing of payments for these future obligations could differ materially from our current estimates. As of July 2, 2023, contingent commitments were approximately $1.4 million due within FY'23 and an additional $8.7 million due from FY'24 to FY'26. These amounts represent the Company’s best estimates for contingent commitments which are expected to be delivered at some time in the future but for which delivery is currently undefined.

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

Note 12 — Subsequent Events

                     On August 11, 2023, QuickLogic Corporation ("the Company") signed an extension to an existing eFPGA IP and Design Services contract for approximately $15 million. The Company's deliverables will extend into 2024.

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

Overview

We develop low power, multi-core semiconductor platforms and IP for AI, voice, and sensor processing. The solutions include an eFPGA for hardware acceleration and pre-processing, and heterogeneous multi-core SoCs that integrate eFPGA with other processors and peripherals. The SensiML Analytics Toolkit from our wholly owned subsidiary, SensiML completes the “full stack” end-to-end solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools and eFPGA IP enables the practical and efficient adoption of AI, voice, and sensor processing across Consumer/Industrial IoT, Consumer electronics, Military, Aerospace and Defense applications.

Our new products include our EOS™, QuickAI™, SensiML Analytics Studio, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products (which together comprise our new product category). Our mature products include primarily FPGA families named pASIC®3 and QuickRAM® as well as programming hardware and design software. In addition to delivering our own semiconductor solutions, we have an IP business that licenses our eFPGA technology for use in other semiconductor companies' SoCs. We began delivering our eFPGA IP product ArcticPro™ in 2017, which is included in the new product revenue category. Through the acquisition of SensiML, we now have an IoT AI software platform that includes SaaS subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services – all of which are also included in the new product revenue category. We currently have a total of six patent applications pending.

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

During the second quarter of 2023, we generated total revenue of $2.9 million, a decrease of 29% compared to the prior quarter, and a decrease of 36% compared to the same quarter last year. Our new product revenue in the second quarter was $2.2 million, a decrease of 27% from the prior quarter and a decrease of 29% from the second quarter of 2022. The decrease in new product revenue from the prior quarter was primarily driven by a $953 thousand reduction in eFPGA IP revenue, partially offset by an increase of $204 thousand in hardware product revenue. Our mature product revenue was $0.7 million in the second quarter of 2023, a decrease of 36% compared to the prior quarter, and a decrease of 51% compared to the second quarter of 2022. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new eFPGA IP licensing and SensiML initiatives. Overall, we reported a net loss of $2.3 million for the second quarter of 2023, an increase of 85% compared with the prior quarter, and an increase of 333% compared with the second quarter of 2022.

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

As of July 2, 2023, there have not been any material developments concerning the Cyber-Incident previously reported on our Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission ("SEC") on March 28, 2023. The Company's investigation is complete and there was no impact on the Company's financial systems. The Company believes the incident has not had nor will have a material impact on its business operations, ability to serve its customers, or financial results. See Note 1, The Company and Basis of Presentation.

As of July 2, 2023, the Company had one operating lease with a remaining lease term of 0.75 years. The operating lease relates to the Company's headquarters in San Jose, CA. The Company fully intends to renew its lease upon its expiration in Q1'24 and continue at its current location.

Critical Accounting Policies and Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our unaudited condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, and determination of the Stand-Alone Selling Price ("SSP") for certain distinct performance obligations (such as for IP licensing and professional services contracts), and valuation of inventories including identification of excess quantities and product obsolescence. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended July 2, 2023, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC on March 28, 2023.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	100%	100%	100%	100%
Cost of revenue	59%	44%	49%	42%
Gross profit	41%	56%	51%	58%
Operating expenses:
Research and development	52%	26%	44%	29%
Selling, general and administrative	65%	44%	54%	48%
Loss from operations	(76)%	(14)%	(47)%	(19)%
	%	%	%	%
Interest expense	(2)%	—%	(2)%	—%
Interest income and other income (expense), net	(0)%	3%	(1)%	—%
Loss before income taxes	(78)%	(11)%	(50)%	(19)%
Provision for (benefit from) income tax	—%	1%	—%	1%
Net loss	(78)%	(12)%	(50)%	(20)%

Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022

Revenue

The table below sets forth the changes in revenue in the three months ended July 2, 2023 compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$2,233	76%	$3,131	69%	$(898)	(29)%
Mature products	688	24%	1,410	31%	(722)	(51)%
Total revenue	$2,921	100%	$4,541	100%	$(1,620)	(36)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2023 compared to the second quarter of 2022 decreased $1.6 million. The decrease resulted primarily from decreases in revenue from devices, partially offset by an increase in professional services eFPGA revenues.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended July 2, 2023 compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$366	12%	$1,464	32%	$(1,098)	(75)%
eFPGA IP and professional services	1,857	64%	1,617	36%	240	15%
SaaS & Other	10	0%	50	1%	(40)	(80)%
Total new product revenue	$2,233	76%	$3,131	69%	$(898)	(29)%

eFPGA revenue for the three months ended July 2, 2023 was $1.9 million which was primarily comprised of professional services revenue. eFPGA revenue for the three months ended July 3, 2022 was $1.6 million which was also primarily comprised of professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended July 2, 2023 compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$2,921	100%	$4,541	100%	$(1,620)	(36)%
Cost of revenue	1,718	59%	1,997	44%	(279)	(14)%
Gross profit	$1,203	41%	$2,544	56%	$(1,341)	(53)%

In the second quarter of 2023, gross profitdecreased $1.3 million, or 53%, compared to the same quarter in the prior year. The decrease in gross profit reflects a 36% decrease in revenues offset by a 14% net decrease in cost of revenue. While there was a decrease in product costs resulting from lower devices volumes, it was slightly offset by an increase in eFPGA IP costs, which were primarily attributable to higher tooling and software costs on revenue projects.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended July 2, 2023, compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,505	52%	$1,190	26%	$315	26%
SG&A expense	1,924	65%	1,981	44%	(57)	(3)%
Total operating expenses	$3,429	117%	$3,171	70%	$258	8%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.3 million increase in R&D expenses in the second quarter of 2023, as compared to the second quarter of 2022, was primarily attributable to decreased R&D costs allocated to Cost of Goods Sold related to eFPGA professional services revenue and increases in compensation, inclusive of salary costs, partially offset by a decrease in subcontracting costs.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.1 milliondecrease in SG&A expenses in the second quarter of 2023, as compared to the second quarter of 2022 was primarily attributable to decreases in consulting costs and in accounting and audit expenses. These were partially offset by increases in compensation costs inclusive of salaries and contract work.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended July 2, 2023, compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	July 2,	July 3,
	2023	2022	Amount	Percentage
Interest expense	$(50)	$(22)	$28	127%
Interest income and other income (expense), net	—	142	(142)	(100)%
Total interest (expense), interest income and other income (expense), net	$(50)	$120	$(170)	(142)%

Interest expense relates primarily to our revolving line of credit facility and finance leases liabilities. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the second quarter of this year as compared to the same period in the prior year increased approximately $28 thousand which was comprised of a $11 thousand increase in interest expense related to software leases, a $15 thousand increase in interest expense related to our revolving line of credit facility, and a $2 thousand increase in interest expense related to IT hardware financing costs. The change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for (Benefit From) Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended July 2, 2023, compared to the three months ended July 3, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	July 2,	July 3,
	2023	2022	Amount	Percentage
Provision for (benefit from) income tax	$(7)	$17	$(24)	(141)%

The majority of the income tax expense (benefit) for the three months ended July 2, 2023 and July 3, 2022 are related to our foreign subsidiaries, which are cost-plus entities.

Six Months Ended July 2, 2023 Compared to Six Months Ended July 3, 2022

Revenue

The table below sets forth the changes in revenue in the six months ended July 2, 2023 compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$5,288	75%	$6,581	76%	$(1,293)	(20)%
Mature products	1,766	25%	2,056	24%	(290)	(14)%
Total revenue	$7,054	100%	$8,637	100%	$(1,583)	(18)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the six months ending July 2, 2023 compared to the six months ending July 3, 2022 decreased $1.6 million. The decrease resulted primarily from decreases in revenue from devices, partially offset by eFPGA revenues.

New Product Revenue

The table below sets forth the changes in new product revenue in the six months ended July 2, 2023 compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$528	7%	$3,299	38%	$(2,771)	(84)%
eFPGA IP and professional services	4,667	66%	3,188	37%	1,479	46%
SaaS & Other	93	2%	94	1%	(1)	(1)%
Total new product revenue	$5,288	75%	$6,581	76%	$(1,293)	(20)%

eFPGA revenue for the six months ended July 2, 2023 was $4.7 million which was comprised of approximately $4.5 million in professional services revenue and $0.2 million in eFPGA intellectual property license revenue. eFPGA revenue for the six months ended July 3, 2022 was $3.2 million, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended July 2, 2023 compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$7,054	100%	$8,637	100%	$(1,583)	(18)%
Cost of revenue	3,461	49%	3,632	42%	(171)	(5)%
Gross profit	$3,593	51%	$5,005	58%	$(1,412)	(28)%

In the six months ending July 2, 2023, gross profitdecreased $1.4 million, or 28%, as compared to the same period in the prior year. The decrease in gross profit reflects an 18% decrease in revenues. While there was a decrease in product costs resulting from lower devices volumes, it was slightly offset by an increase in eFPGA IP costs, which were primarily attributable to higher tooling and software costs on revenue projects.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended July 2, 2023, compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended
	July 2, 2023		July 3, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$3,134	44%	$2,523	29%	$611	24%
SG&A expense	3,785	54%	4,118	48%	(333)	(8)%
Total operating expenses	$6,919	98%	$6,641	77%	$278	4%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with SoC and software development, programmable logic design, AI and eFPGA development. The $0.6 million increase in R&D expenses in the six months ending July 2, 2023, as compared to the same period in the prior year, was primarily attributable to decreased R&D costs allocated to Cost of Goods Sold related to eFPGA professional services revenue, in addition to increases in compensation, inclusive of salary expenses, and software costs, partially offset by a decrease in contracting costs.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.3 milliondecrease in SG&A expenses in the six months ending July 2, 2023, as compared to the same period in the prior year, was primarily attributable to decreases in consulting costs and in accounting and audit expenses. These were partially offset by increases in compensation and insurance costs.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the six months ended July 2, 2023, compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended		Change
	July 2,	July 3,
	2023	2022	Amount	Percentage
Interest expense	$(108)	$(55)	$(53)	96%
Interest income and other expense, net	(63)	19	(82)	(432)%
Total interest (expense), interest income and other income (expense), net	$(171)	$(36)	$135	375%

Interest expense relates primarily to our revolving line of credit facility and finance lease liabilities. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the six months ending July 2, 2023, as compared to the same period in the prior year, increased approximately $53 thousand, which was comprised of a $26 thousand increase in interest expense related to software leases, a $26 thousand increase in interest expense related to our revolving line of credit facility, and a $5 thousand increase in interest expense related to IT hardware financing costs. This was partially offset by a $3 thousand decrease in the annual facility fee associated with the revolving line of credit. The change in interest income and other income (expense), net reflected increased foreign exchange losses over the prior period.

Provision for (Benefit From) Income Taxes

The table below sets forth the changes in the provisions for income taxes in the six months ended July 2, 2023, compared to the six months ended July 3, 2022 (in thousands, except percentage data):

	Six Months Ended		Change
	July 2,	July 3,
	2023	2022	Amount	Percentage
Provision for income taxes	$—	$16	$(16)	(100)%

The majority of the income tax expenses for the six months ended July 3, 2022 are related to our foreign subsidiaries, which are cost-plus entities.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, finance and operating leases, and borrowings under a revolving line of credit and cash flows used in operations, partially offset by cash used in operations. In addition to the Company's cash, cash equivalents and restricted cash of $20.6 million, as of July 2, 2023, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $2.3 million in net proceeds from the Company's sale of common stock on March 21, 2023. Costs related to the offering were immaterial. The Company's restricted cash balance as of July 2, 2023 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). At the time, the Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the original note and entered into a revised promissory note with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the prior note. If not prepaid prior to the Note maturity date of June 28, 2024, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 10.0%. All other terms of the note remained the same.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of July 2, 2023. As of July 2, 2023, we had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.75%.

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

As of July 2, 2023, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of July 2, 2023, our interest-bearing debt consisted of $1 million outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.15 million and$0.2 million as of July 2, 2023 and January 1, 2023, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	July 2,	July 3,
	2023	2022
Net cash used in operating activities	$(232)	$(2,063)
Net cash used in investing activities	(530)	(402)
Net cash provided by financing activities	2,126	1,406

Net cash used in operating activities

For the six months ended July 2, 2023, net cash used in operating activities was $0.2 million, which was primarily due to the net loss of $3.5 million, adjusted for net non-cash charges of $1.9 million, which included $1.3 million of stock-based compensation, and $0.4 million in depreciation and amortization expenses. Cash inflow from changes in operating assets and liabilities was approximately $1.3 million and was primarily due to a decrease in accounts receivable, increases in accrued liabilities and lease liabilities, and decreases in contract assets. This was partially offset by an increase in prepaid expenses and other current assets and a decrease in trade payables.

Net cash used in investing activities

For the six months ended July 2, 2023, and July 3, 2022 cash used in investing activities was $0.5 million, which was primarily attributable to the capitalized internal-use software and capital expenditures relating to licensed software and computer equipment.

Net cash provided by financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarter ended 2023 and 2022, these draw-downs and repayments netted to zero.

For the six months ended July 2, 2023, cash provided by financing activities was $2.1 million, which was primarily derived from the net proceeds of $2.3 million from the stock issuance, partially offset by finance lease obligation payments. We continue to use and repay our revolving line of credit as our cash needs require.

For the six months ended July 3, 2022, cash provided by financing activities was $1.4 million and was primarily derived from the net proceeds of $1.6 million from the stock issuances, partially offset by finance lease obligation payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of July 2, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2023, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	August 16, 2023	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance