Form 10-Q
period 2023-10-01
QUICKLOGIC Corp
filed 2023-11-15
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2023

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

As of November 10, 2023, there were 13,910,127 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

October 1, 2023

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	October 1,	January 1,
	2023	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$18,625	$19,201
Accounts receivable, net of allowance for doubtful accounts of $16 and $18, as of October 1, 2023 and January 1, 2023, respectively	481	2,689
Contract assets	4,015	1,987
Note receivable	1,186	—
Inventories	2,030	2,493
Prepaid expenses and other current assets	1,726	1,570
Total current assets	28,063	27,940
Property and equipment, net	4,547	465
Capitalized internal-use software, net	1,666	1,514
Right of use assets, net	1,082	1,397
Intangible assets, net	564	645
Non-marketable equity investment	300	300
Goodwill	185	185
Other assets	142	140
TOTAL ASSETS	$36,549	$32,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$15,000
Trade payables	3,851	2,391
Accrued liabilities	2,047	1,509
Deferred revenue	333	272
Lease liabilities, current	821	850
Total current liabilities	22,052	20,022
Long-term liabilities:
Lease liabilities, non-current	284	544
Other liabilities, non-current	173	125
Total liabilities	22,509	20,691
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 13,906 and 13,202 shares issued and outstanding as of October 1, 2023 and January 1, 2023, respectively	14	13
Additional paid-in capital	321,623	317,174
Accumulated deficit	(307,597)	(305,292)
Total stockholders' equity	14,040	11,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,549	$32,586

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
Revenue	$6,665	$3,459	$13,719	$12,096
Cost of revenue	1,537	1,781	4,998	5,413
Gross profit	5,128	1,678	8,721	6,683
Operating expenses:
Research and development	1,933	1,018	5,067	3,541
Selling, general and administrative	1,915	1,900	5,700	6,018
Total operating expenses	3,848	2,918	10,767	9,559
Operating income (loss)	1,280	(1,240)	(2,046)	(2,876)
Interest expense	(48)	(44)	(156)	(98)
Interest income and other (expense) income, net	(36)	(60)	(99)	(42)
Income (loss) before income taxes	1,196	(1,344)	(2,301)	(3,016)
Provision for income taxes	4	3	4	19
Net income (loss)	$1,192	$(1,347)	$(2,305)	$(3,035)
Net income (loss) per share:
Basic EPS	$0.09	$(0.11)	$(0.17)	$(0.24)
Diluted EPS	$0.08	$(0.11)	$(0.17)	$(0.24)
Weighted average shares outstanding:
Basic	13,859	12,664	13,377	12,401
Diluted	14,131	12,664	13,377	12,401

Note: Net income (loss) equals comprehensive income (loss) for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,305)	$(3,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	516
ROU asset amortization	760	585
Stock-based compensation	1,917	1,347
Write-down of inventories and reclassifications	605	72
Gain on disposal of equipment	—	(27)
Other	4	—
Changes in operating assets and liabilities:
Accounts receivable	2,205	(2,611)
Contract assets	(2,028)	—
Inventories	(142)	(195)
Other assets	(1,343)	(158)
Trade payables	(836)	668
Accrued liabilities	537	(52)
Deferred revenue	61	(239)
Lease Liabilities	(298)	(272)
Other long-term liabilities	48	(22)
Net cash used in operating activities	(118)	(3,423)
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,015)	(139)
Capitalized internal-use software	(422)	(495)
Net cash used in investing activities	(2,437)	(634)
Cash flows from financing activities:
Payment of finance lease obligations	(435)	(299)
Proceeds from line of credit	45,000	45,000
Repayment of line of credit	(45,000)	(45,000)
Proceeds from issuance of common stock	121	4,787
Proceeds from issuance of common stock to investors	2,313	—
Stock issuance cost	(20)	—
Net cash provided by financing activities	1,979	4,488
Net increase (decrease) in cash, cash equivalents and restricted cash	(576)	431
Cash, cash equivalents and restricted cash at beginning of period	19,201	19,605
Cash, cash equivalents and restricted cash at end of period	$18,625	$20,036

Supplemental disclosures of cash flow information:
Interest paid	$59	$18
Income taxes paid	$11	$14

Supplemental disclosures of noncash financing and investing items
Purchases of fixed assets with financing lease	$445	$—
Stock-based compensation capitalized as internal-use software	$119	$—
Purchases of property and equipment in accounts payable	$2,296	$—

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock under public stock offering, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	—	—	—
Stock-based compensation	—	—	715	—	715
Net loss	—	—	—	(1,228)	(1,228)
Balance at April 2, 2023	13,686	14	320,181	(306,520)	13,675
Common stock issued under stock plans and employee stock purchase plan	39	—	122	—	122
Stock-based compensation	—	—	647	—	647
Net loss	—	—	—	(2,269)	(2,269)
Balance at July 2, 2023	13,725	14	320,950	(308,789)	12,175
Common stock issued under stock plans and employee stock purchase plan	181	—	—	—	—
Common stock offering, net of issuance costs	—	—	—	—	—
Stock-based compensation	—	—	673	—	673
Net income	—	—	—	1,192	1,192
Balance at October 1, 2023	13,906	$14	$321,623	$(307,597)	$14,040

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Issuance of common stock under public stock offering, net of stock issuance cost	310	—	1,482	—	1,482
Common stock issued under stock plans and employee stock purchase plans	189	—	—	—	—
Stock-based compensation	—	—	383	—	383
Net loss	—	—	—	(1,164)	(1,164)
Balance at April 3, 2022	12,362	12	312,087	(302,189)	9,910
Common stock issued under stock plans and employee stock purchase plan	66	—	122	—	122
Stock-based compensation	—	—	477	—	477
Net loss	—	—	—	(524)	(524)
Balance at July 3, 2022	12,428	12	312,686	(302,713)	9,985
Common stock issued under stock plans and employee stock purchase plan	195	—	—	—	—
Common stock offering, net of issuance costs	487	1	3,182	—	3,183
Stock-based compensation	—	—	487	—	487
Net loss	—	—	—	(1,347)	(1,347)
Balance at October 2, 2022	13,110	$13	$316,355	$(304,060)	$12,308

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2023. Operating results for the three and nine months ended October 1, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarter for 2023 and 2022 ended on October 1, 2023 and October 2, 2022, respectively.

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

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, finance and operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of October 1, 2023, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $18.6 million, inclusive of a $15.0 million advance from its Revolving Facility, and $2.3 million in net proceeds from the Company's sale of common stock in the nine months ended October 1, 2023. The Company's restricted cash balance as of October 1, 2023 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

The Company was in compliance with all the Revolving Facility loan covenants as of  October 1, 2023. As of October 1, 2023, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

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

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents as of October 1, 2023, together with its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on its ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, SensiML Analytics Toolkit, Eclipse II products, and eFPGA IP licenses and professional services; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the ability to capitalize on synergies with our subsidiary SensiML; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting estimates include revenue recognition and determination of the standalone selling price for certain distinct performance obligations (such as for IP licensing and professional services contracts) and the assessment of excess, obsolete, and unsaleable inventories. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates  may have a material impact on our financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K which was filed with the SEC on  March 28, 2023.

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

As of October 1, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 9.00% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2024. At October 1, 2023, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

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

Note 2 — Significant Accounting Policies

During the three and nine months ended October 1, 2023 there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended January 1, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended  January 1, 2023, filed with the SEC on  March 28, 2023.

Reclassification

Certain amounts in the statement of cash flows for the nine months ended October 2, 2022 were reclassified to conform with the current period presentation. These reclassifications were within cash flows from operating activities with no impact to the net cash used in operating activities for the period.

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

Note 3 — Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted net income (loss) per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants. For periods in which the Company has reported a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders as dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.  For periods in which the Company has reported a net income, diluted net income per share attributable to common stockholders is different from basic net income per share attributable to common stockholders as dilutive common shares would increase the amount of shares outstanding reduced by the amounts of treasury shares repurchased from the proceeds at the average market price for the period.

For the three months ended October 1, 2023, 925 thousand shares of common stock associate with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. Of these, a 276 thousand share equivalent was determined to be dilutive and included in the computation of diluted net income per share for the period. Estimated proceeds for the dilutive shares were determined to be $147 thousand, which resulted in a reduction of dilutive shares by 4,672 using the treasury stock method at an average market price of $8.41.

For the nine months ended October 1, 2023 and the three and nine months ended October 2, 2022,  925 thousand and 398 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during these periods. Warrants to purchase up to 386 thousand shares were issued in connection with the May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants were exercisable through May 29, 2023 at a price of $19.32 per share. The warrants expired unexercised on May 29, 2023.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of October 1, 2023, and January 1, 2023 (in thousands):

	October 1,	January 1,
	2023	2023
Accounts receivable:
Trade account receivables	$497	$2,707
Less: Allowance for doubtful accounts	(16)	(18)
	$481	$2,689
Inventories:
Work-in-process	$1,898	$1,826
Finished goods	132	667
	$2,030	$2,493
Prepaid expenses and other current assets:
Prepaid taxes	$512	$510
Deferred charges	414	295
Other prepaid taxes, royalties, and other prepaid expenses	636	500
Other	164	265
	$1,726	$1,570
Property and equipment, net:
Equipment	$10,487	$10,133
Tooling(1)	$3,862
Software	1,803	1,803
Furniture and fixtures	65	65
Leasehold improvements	549	466
	16,766	12,467
Less: Accumulated depreciation and amortization	(12,219)	(12,002)
	$4,547	$465
Capitalized internal-use software, net:
Capitalized internal-use software	$2,921	$2,370
Less: Accumulated amortization	(1,255)	(856)
	$1,666	$1,514
Accrued liabilities:
Accrued compensation	$1,293	$865
Accrued employee benefits	117	40
Accrued payroll tax	81	57
Other	556	547
	$2,047	$1,509

(1) In the nine months ended October 1 2023, the Company capitalized $3.86 million related to tooling to be utilized under its long-term professional services contracts. The tooling will be depreciated over an estimated useful life of seven years.

Note 5 — Debt Obligations

Revolving Line of Credit

As of October 1, 2023 and January 1, 2023, the Company had $15.0 million of revolving debt outstanding with an interest rate of 9.00% and 8.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $30 thousand and $92 thousand for the three and nine months ended October 1, 2023 and $20 thousand and $59 thousand for the three and nine months ended October 2, 2022, respectively.

Note 6 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to five years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Finance leases are primarily for engineering design software and have leases terms of generally two to three years. Total rent expenses were $0.1 million and $0.3 million for the three and nine months ended October 1, 2023 and $0.1 million and $0.3 million for the three and nine months ended October 2, 2022, respectively.

Right-of-use assets were approximately $1.1 million and $1.4 million as of October 1, 2023 and  January 1, 2023, respectively. Lease liabilities were approximately $1.1 million and $1.4 million as of  October 1, 2023 and  January 1, 2023, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease costs:
Fixed	$100	$100	$301	$300
Short term	4	4	13	16
Total	$104	$104	$314	$316
Finance lease costs:
Amortization of ROU asset	$163	$109	$486	$328
Interest	18	5	59	18
Total	$181	$114	$545	$346

Right-of-use assets obtained in exchange for new finance and operating lease liabilities represent the new operating and finance leases entered into during the nine months ended October 1, 2023 and  October 2, 2022 was $445 thousand and $0, respectively.

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$315	$306
Operating cash flows used for finance leases	59	18
Financing cash flows used for finance leases	435	299
Total	$809	$623

Non-cash ROU assets related to operating leases included in the operating cash flows for the nine months ended October 1, 2023 and October 2, 2022 were $274 thousand and $257 thousand, respectively. Non-cash ROU assets related to finance leases included in the financing cash flows for the nine months ended October 1, 2023 and October 2, 2022 were $486 thousand and $328 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of October 1, 2023 and January 1, 2023 (in thousands):

	October 1, 2023	January 1, 2023
Right-of-use assets:
Operating leases	$190	$464
Finance leases	892	933
Total right-of-use assets	$1,082	$1,397
Lease liabilities:
Operating leases	$208	$507
Finance leases	897	887
Total lease liabilities	$1,105	$1,394

The following table provided the details of future lease payments for operating and finance leases as of October 1, 2023 (in thousands):

	Operating Leases	Finance Leases
2023 (remaining period)	$106	$165
2024	106	624
2025	—	168
Total lease payments	212	957
Less: Interest	(4)	(60)
Present value of lease liabilities	$208	$897

The following table provides the details of lease terms and discount rates as of October 1, 2023 and January 1, 2023:

	October 1, 2023	January 1, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	0.50	1.25
Finance leases	1.84	1.91
Weighted-average discount rates:
Operating leases	6.00%	6.00%
Finance leases	6.77%	5.95%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. On October 24, 2023, the Company renewed its lease at its current location for an additional three years. The amended lease term will expire on April 14, 2027 with no change in terms.

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

Note 8 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended October 1, 2023 and October 2, 2022 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	$73	$44	$239	$217
Research and development	171	149	513	325
Selling, general and administrative	372	294	1,165	805
Total	$616	$487	$1,917	$1,347

The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $119 thousand and $0 for the nine months ended October 1, 2023 and October 2, 2022, respectively.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended October 1, 2023 (in thousands):

Shares Available for Grants
Balance at January 1, 2023	960
Authorized	—
Restricted stock units (RSUs) granted	(393)
RSUs forfeited or expired	15
Options expired	2
Balance at October 1, 2023	584

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the nine months ended October 1, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 1, 2023	75	$24.50	2.80	$—
Forfeited or expired	(2)	$32.93
Balance outstanding, exercisable, and vested at October 1, 2023	73	$24.24	2.13	$—

No stock options were granted or exercised during the nine months ended October 1, 2023. No stock options were granted, exercised, forfeited, or expired during the nine months ended October 2, 2022.

Total stock-based compensation related to stock options was $0 during the nine months ended October 1, 2023 and October 2, 2022.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $0.6 million and $1.8 million for the three and nine months ended October 1, 2023 and approximately $0.5 million and $1.3 million for the three and nine months ended October 2, 2022, respectively.

As of  October 1, 2023 and October 2, 2022, there was approximately $3.7 million and $1.1 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of October 1, 2023 is expected to be recorded over a weighted average period of 1.52 years.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended October 1, 2023 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2023	630	$6.05
Granted	393	8.07
Vested and released	(224)	6.14
Forfeited	(15)	6.73
Nonvested at October 1, 2023	784	$7.02

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $25 thousand and $100 thousand for the three and nine months ended October 1, 2023, respectively, and $20 thousand and $54 thousand for the three and nine months ended October 2, 2022, respectively.

Note 9 — Income Taxes

The Company recorded a net income tax expense of $4 thousand and $4 thousand for the three and nine months ended October 1, 2023, respectively, and a net income tax expense of $3 thousand and $19 thousand for the three and nine months ended October 2, 2022, respectively. The difference between the estimated annual effective tax rate of 2.67% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of October 1, 2023. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of October 1, 2023.

Note 10 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
New products	$6,096	$2,252	$11,384	$8,833
Mature products	569	1,207	2,335	3,263
Total revenue	$6,665	$3,459	$13,719	$12,096

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Hardware products	$248	$308	$776	$3,607
eFPGA IP and professional services	5,838	1,700	10,505	4,911
SaaS & Other	10	244	103	315
New products revenue	$6,096	$2,252	$11,384	$8,833

eFPGA IP revenue for the three months ended October 1, 2023 and October 2, 2022 was $5.8 million and $1.7 million, respectively, which were primarily professional services revenue.

Contract assets related to professional services revenue were $4.0 million and $1.5 million as of October 1, 2023 and October 2, 2022, respectively. Contract liabilities related to professional services revenue were $304 thousand and $165 thousand as of October 1, 2023 and October 2, 2022, respectively.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $6.0 million, or 91% of total revenue, and $11.7 million, or 85% of total revenue for the three and nine months ended October 1, 2023, respectively, and $2.3 million, or 67% of total revenue, and $7.8 million, or 64% of total revenue for the three and nine months ended October 2, 2022, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Asia Pacific	$371	$783	$1,540	$3,114
North America	6,051	2,389	11,739	7,904
Europe	243	287	440	1,078
Total revenue	$6,665	$3,459	$13,719	$12,096

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2023	2022	2023	2022
Distributor "A"	*	20%	11%	15%
Distributor "B"	*	*	*	16%
Distributor "C"	*	10%	*	*
Customer "A"	84%	30%	67%	*
Customer "B"	*	13%	*	*
Customer "C"	*	12%	*	20%
Customer "F"	*	*	*	16%

* Represents less than 10% of revenue as of the dates presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	October 1,	January 1,
	2023	2023
Distributor "A"	*	14%
Customer "A"	89%	*
Customer "C"	*	22%
Customer "F"	*	44%

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of forecasted wafer volume. As of October 1, 2023, the Company had no significant outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of October 1, 2023, total outstanding purchase obligations for other goods and services were $6.1 million due within the next twelve months, not recorded on the Company's consolidated balance sheet.

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

Our eFPGA IP are currently developed on 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, and 250nm process nodes. The licensable IP is generated by an automated compiler tool, called AustralisTM, that enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

In order to grow our revenue from its current level, we depend upon increased revenue from our new products including existing new product platforms, eFPGA IP and platforms currently in development. We expect our business growth to be driven mainly by our silicon solutions, eFPGA IP and SensiML AI Software. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sales and marketing of our new solution platforms, IP, and software. We are expecting revenue growth primarily from eFPGA IP licensing and professional services in Q4 2023 and FY2024.

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

During the third quarter of 2023, we generated total revenue of $6.7 million, an increase of 128% compared to the prior quarter, and an increase of 93% compared to the same quarter last year. Our new product revenue in the third quarter was $6.1 million, an increase of 173% from the prior quarter and an increase of 171% from the third quarter of 2022. The increase in new product revenue from the prior quarter was primarily driven by a $3.97 million increase in eFPGA professional services revenue, partially offset by a decrease of $119 thousand in hardware product revenue. Our mature product revenue was $0.6 million in the third quarter of 2023, a decrease of 17% compared to the prior quarter, and a decrease of 53% compared to the third quarter of 2022. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales and marketing efforts to our new eFPGA IP licensing and professional services and SensiML initiatives. Overall, we reported net income of $1.2 million for the third quarter of 2023, as compared to a net loss of $2.3 million in the prior quarter and a net loss of $1.3 million for the third quarter of 2022.

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

As of October 1, 2023, there have not been any material developments concerning the Cyber-Incident previously reported on our Form 10-K for the year ended January 1, 2023, which was filed with the Securities and Exchange Commission ("SEC") on March 28, 2023. The Company's investigation is complete and there was no impact on the Company's financial systems. The Company believes the incident has not had nor will have a material impact on its business operations, ability to serve its customers, or financial results. See Note 1, The Company and Basis of Presentation.

As of October 1, 2023, the Company had one operating lease with a remaining lease term of 0.5 years. The operating lease relates to the Company's headquarters in San Jose, CA. On October 24, 2023, the Company renewed its lease at its current location for an additional three years. The amended lease term will expire on April 14, 2027 with no change in terms.

Critical Accounting Policies and Estimates

The methodologies, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our unaudited condensed consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies include revenue recognition, and determination of the Stand-Alone Selling Price ("SSP") for certain distinct performance obligations (such as for IP licensing and professional services contracts), and the assessment of excess, obsolete, and unsaleable inventories. We believe that we apply judgments and estimates in a consistent manner and that this consistent application results in our consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended October 1, 2023, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC on March 28, 2023.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	100%	100%	100%	100%
Cost of revenue	23%	51%	36%	45%
Gross profit	77%	49%	64%	55%
Operating expenses:
Research and development	29%	29%	37%	29%
Selling, general and administrative	29%	56%	42%	50%
Income (loss) from operations	19%	(36)%	(15)%	(24)%

Interest expense	(1)%	(1)%	(1)%	—%
Interest income and other income (expense), net	—%	(2)%	(1)%	(1)%
Income (loss) before income taxes	18%	(39)%	(17)%	(25)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	18%	(39)%	(17)%	(25)%

Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022

Revenue

The table below sets forth the changes in revenue in the three months ended October 1, 2023 compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$6,096	91%	$2,252	65%	$3,844	171%
Mature products	569	9%	1,207	35%	(638)	(53)%
Total revenue	$6,665	100%	$3,459	100%	$3,206	93%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the third quarter of 2023 compared to the third quarter of 2022 increased $3.2 million. The increase resulted primarily from increases in professional services eFPGA revenues, partially offset by a decrease in revenue from devices.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended October 1, 2023 compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$248	4%	$308	9%	$(60)	(19)%
eFPGA IP and professional services	5,838	88%	1,700	49%	4,138	243%
SaaS & Other	10	0%	244	7%	(234)	(96)%
Total new product revenue	$6,096	91%	$2,252	65%	$3,844	171%

eFPGA IP revenue for the three months ended October 1, 2023 and October 2, 2022 was $5.8 million and $1.7 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended October 1, 2023 compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$6,665	100%	$3,459	100%	$3,206	93%
Cost of revenue	1,537	23%	1,781	51%	(244)	(14)%
Gross profit	$5,128	77%	$1,678	49%	$3,450	206%

In the third quarter of 2023, gross profitincreased $3.5 million, or 206%, compared to the same quarter in the prior year. The increase in gross profit reflects a 93%increase in revenues combined with a 14% net decrease in cost of revenue. While there was a decrease in product costs resulting from lower devices volumes, the timing of certain professional services cost into the fourth quarter of 2023 had a favorable impact on third-quarter 2023 margins. We expect the impact from the timing of these costs will result in higher costs of revenue in subsequent quarters in 2023 and 2024, with a commensurate decrease in gross margins for those quarters. Additionally, certain tooling costs for the Company's eFPGA professional services projects were determined to qualify for capitalization. As a result, the Company capitalized $2.1 million related to tooling to be utilized under its long-term professional services contracts. The tooling will be depreciated over an estimated useful life of seven years. The capitalization of this tooling also contributed to a reduced cost of revenues for the current period as compared with prior periods, resulting in a favorable impact on gross profit for the third quarter of 2023.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended October 1, 2023, compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,933	29%	$1,018	29%	$915	90%
SG&A expense	1,915	29%	1,900	56%	15	1%
Total operating expenses	$3,848	58%	$2,918	85%	$930	32%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.9 million increase in R&D expenses in the third quarter of 2023, as compared to the third quarter of 2022, was attributable to increases in time and effort spent by engineering personnel on internal R&D projects in the current quarter.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The Company had a net, immaterial increases in S&GA expenses in the third quarter of 2023, as compared to the third quarter of 2022. This is primarily attributable to some increases in compensation costs offset with decreases in legal and accounting and audit expenses.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended October 1, 2023, compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	October 1,	October 2,
	2023	2022	Amount	Percentage
Interest expense	$(48)	$(44)	$4	9%
Interest income and other income (expense), net	(36)	(60)	(24)	(40)%
Total interest (expense), interest income and other income (expense), net	$(84)	$(104)	$(20)	(19)%

Interest expense relates primarily to our revolving line of credit facility and finance leases liabilities. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the third quarter of this year as compared to the same period in the prior year increased approximately $4 thousand which was comprised of a $10 thousand increase in interest expense related to software leases, a $8 thousand decrease in interest expense related to our revolving line of credit facility, and a $2 thousand increase in interest expense related to IT hardware financing costs. The change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended October 1, 2023, compared to the three months ended October 2, 2022 (in thousands, except percentage data):

	Three Months Ended		Change
	October 1,	October 2,
	2023	2022	Amount	Percentage
Provision for income taxes	$4	$3	$1	33%

The majority of the income tax expense for the three months ended October 1, 2023 and October 2, 2022 are related to our foreign subsidiaries, which are cost-plus entities.

Nine Months Ended October 1, 2023 Compared to Nine Months Ended October 2, 2022

Revenue

The table below sets forth the changes in revenue in the nine months ended October 1, 2023 compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$11,384	83%	$8,833	73%	$2,551	29%
Mature products	2,335	17%	3,263	27%	(928)	(28)%
Total revenue	$13,719	100%	$12,096	100%	$1,623	13%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the nine months ending October 1, 2023 compared to the nine months ending October 2, 2022 increased $1.6 million. The increase resulted primarily from increases in eFPGA revenues, partially offset by a decrease in revenue from devices.

New Product Revenue

The table below sets forth the changes in new product revenue in the nine months ended October 1, 2023 compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$776	6%	$3,607	30%	$(2,831)	(78)%
eFPGA IP and professional services	10,505	77%	4,911	41%	5,594	114%
SaaS & Other	103	(0)%	315	2%	(212)	(67)%
Total new product revenue	$11,384	83%	$8,833	73%	$2,551	29%

eFPGA revenue for the nine months ended October 1, 2023 was $10.5 million which was comprised of approximately $10.3 million in professional services revenue and $0.2 million in eFPGA intellectual property license revenue. eFPGA revenue for the nine months ended October 2, 2022 was $4.9 million, which was comprised of approximately $4.8 million in professional services revenue and $0.1 million in eFPGA intellectual property license revenue.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended October 1, 2023 compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$13,719	100%	$12,096	100%	$1,623	13%
Cost of revenue	4,998	36%	5,413	45%	(415)	(8)%
Gross profit	$8,721	64%	$6,683	55%	$2,038	30%

In the nine months ended October 1, 2023, gross profitincreased $2.04 million, or 30%, as compared to the same period in the prior year. The increase in gross profit reflects an 13% increase in revenues combined with an 8% net decrease in cost of revenue. While there was a decrease in product costs resulting from lower devices volumes, the timing of certain professional services cost into the fourth quarter of 2023 had a favorable impact on year-to-date FY2023 margins. We expect the impact from the timing of these costs will result in higher costs of revenue in subsequent quarters in 2023 and 2024, with a commensurate decrease in gross margins for those quarters. Additionally, certain tooling costs for the Company's eFPGA professional services projects were determined to qualify for capitalization. As a result, the Company capitalized $3.86 million related to tooling to be utilized under its long-term professional services contracts. The tooling will be depreciated over an estimated useful life of seven years. The capitalization of this tooling also contributed to a reduced cost of revenues for the current year-to-date period as compared with prior periods, resulting in a favorable impact on gross profit for the nine months ended October 1, 2023.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended October 1, 2023, compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended
	October 1, 2023		October 2, 2022		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$5,067	37%	$3,541	29%	$1,526	43%
SG&A expense	5,700	42%	6,018	50%	(318)	(5)%
Total operating expenses	$10,767	79%	$9,559	79%	$1,208	13%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with SoC and software development, programmable logic design, AI and eFPGA development. The $1.5 million increase in R&D expenses in the nine months ending October 1, 2023, as compared to the same period in the prior year, was attributable to increases in time and effort spent by engineering personnel on internal R&D projects in the current year.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.3 million decrease in SG&A expenses in the nine months ending October 1, 2023, as compared to the same period in the prior year, was primarily attributable to decreases in legal, insurance, and accounting and audit expenses. These were partially offset by increases in compensation.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the nine months ended October 1, 2023, compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 1,	October 2,
	2023	2022	Amount	Percentage
Interest expense	$(156)	$(98)	$58	59%
Interest income and other expense, net	(99)	(42)	57	136%
Total interest (expense), interest income and other income (expense), net	$(255)	$(140)	$115	82%

Interest expense relates primarily to our revolving line of credit facility and finance lease liabilities. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the nine months ending October 1, 2023, as compared to the same period in the prior year, increased approximately $58 thousand, which was comprised of a $36 thousand increase in interest expense related to software leases, a $18 thousand increase in interest expense related to our revolving line of credit facility, and a $7 thousand increase in interest expense related to IT hardware financing costs. This was partially offset by a $3 thousand decrease in the annual facility fee associated with the revolving line of credit. The change in interest income and other income (expense), net reflected increased foreign exchange losses over the prior period.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the nine months ended October 1, 2023, compared to the nine months ended October 2, 2022 (in thousands, except percentage data):

	Nine Months Ended		Change
	October 1,	October 2,
	2023	2022	Amount	Percentage
Provision for income taxes	$4	$19	$(15)	(79)%

The majority of the income tax expenses for the nine months ended October 2, 2022 are related to our foreign subsidiaries, which are cost-plus entities.

Balance Sheet Activities

Balance sheet amounts at October 1, 2023 compared to January 1, 2023 resulted from typical and usual activities in the normal course of business.

Total assets increased by approximately $4.0 million primarily due to the capitalization of $3.86 million in semiconductor tooling, an increase of $2.0 million in contract assets (due to the $14.9 million professional services contract signed later in the quarter), a $2.0 million decrease in accounts receivable due to an offsetting reclassification of $1.2 million in trade accounts receivable to a note receivable in other current assets with the remainder $0.8 million decrease due to collections activity, a $0.6 million decrease in cash, a decrease in device inventories of $0.4 million due to write-downs, and amortization of ROU assets in the amount of $0.3 million.

Liabilities increased by approximately $1.8 million due to an increase of $1.5 million in trade payables resulting from fulfilling revenue contracts with customers, and similarly for the $0.5 million increase in accrued liabilities offset by a net collective decrease of $0.2 million in lease liabilities and other non-current liabilities. Equity increased $2.1 million due to a $4.4 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, offset by $2.3 million increase in its accumulated deficit from recurring losses.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, finance and operating leases, and borrowings under a revolving line of credit and cash flows used in operations, partially offset by cash used in operations. In addition to the Company's cash, cash equivalents and restricted cash of $18.6 million, as of October 1, 2023, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $2.3 million in net proceeds from the Company's sale of common stock on March 21, 2023. Costs related to the offering were immaterial. The Company's restricted cash balance as of October 1, 2023 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of October 1, 2023. As of October 1, 2023, we had $15.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

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

As of October 1, 2023, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of October 1, 2023, our interest-bearing debt consisted of $0.9 million outstanding under finance leases and $15.0 million outstanding under our Revolving Facility. See Note 5, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.15 million and$0.2 million as of October 1, 2023 and January 1, 2023, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2023	2022
Net cash used in operating activities	$(118)	$(3,423)
Net cash used in investing activities	(2,437)	(634)
Net cash provided by financing activities	1,979	4,488

Net cash used in operating activities

For the nine months ended October 1, 2023, net cash used in operating activities was $0.1 million, which was primarily due to the net loss of $2.3 million, adjusted for net non-cash charges of $4 million, which included $1.9 million of stock-based compensation, $0.7 million in depreciation and amortization expenses, $0.8 million in ROU asset amortization expenses, and $0.6 million in write-downs of inventories. Cash outflow from changes in operating assets and liabilities was approximately $1.0 million and was primarily due to a reclassification of a trade payable to a note payable, increases in contract assets, offset by increases in accrued liabilities and trade payables.

For the nine months ended October 2, 2022, net cash used in operating activities was $3.4 million, was was primarily due to the net loss of $3.0 million and a $27 thousand loss on the disposal of equipment, adjusted for net non-cash charges of $2.5 million, which included $1.3 million of stock-based compensation, $0.6 million in ROU asset amortization expenses, $0.5 million in depreciation and amortization expenses, and $0.1 million in write-downs of inventories. Cash outflow from changes in operating assets and liabilities was approximately $2.9 million and were primarily due to an increase in accounts receivable, reflecting an increase in revenues during the period, increases in inventory and other assets and a decrease in deferred revenue, partially offset by an increase in trade payables, which are subject to variability of the timing of payments.

Net cash used in investing activities

For the nine months ended October 1, 2023, and October 2, 2022 cash used in investing activities was $2.4 million and $0.6 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling.

Net cash provided by financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarters ended October 1, 2023 and October 2, 2022, these draw-downs and repayments netted to zero.

For the nine months ended October 1, 2023, cash provided by financing activities was $2 million, which was primarily derived from the net proceeds of $2.3 million from the stock issuance, partially offset by finance lease obligation payments. We continue to use and repay our revolving line of credit as our cash needs require.

For the nine months ended October 2, 2022, cash provided by financing activities was $4.5 million and was primarily derived from the net proceeds of $4.8 million from the stock issuances, partially offset by finance lease obligation payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of October 1, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended October 1, 2023, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	November 15, 2023	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance