Form 10-Q
period 2024-03-31
QUICKLOGIC Corp
filed 2024-05-15
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 10, 2024, there were 14,424,023 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

March 31, 2024

PART I. Financial Information

Item 1. Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$27,399	$24,606
Accounts receivable, net of allowance for doubtful accounts of $24 and $34, as of March 31, 2024 and December 31, 2023, respectively	1,560	1,625
Contract assets	1,085	3,609
Note receivable	1,214	1,200
Inventories	1,923	2,029
Prepaid expenses and other current assets	2,128	1,561
Total current assets	35,309	34,630
Property and equipment, net	12,420	8,948
Capitalized internal-use software, net	2,147	2,069
Right of use assets, net	916	981
Intangible assets, net	510	537
Non-marketable equity investment	300	300
Goodwill	185	185
Other assets	142	142
TOTAL ASSETS	$51,929	$47,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$20,000	$20,000
Trade payables	4,892	4,657
Accrued liabilities	1,545	2,673
Deferred revenue	778	1,052
Notes payable, current	993	946
Lease liabilities, current	263	302
Total current liabilities	28,471	29,630
Long-term liabilities:
Lease liabilities, non-current	636	681
Notes payable, non-current	450	461
Other liabilities, non-current	125	125
Total liabilities	29,682	30,897
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 14,422 and 14,118 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	327,680	322,436
Accumulated deficit	(305,447)	(305,555)
Total stockholders' equity	22,247	16,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,929	$47,792

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,	April 2,
	2024	2023
Revenue	$6,007	$4,133
Cost of revenue	2,024	1,743
Gross profit	3,983	2,390
Operating expenses:
Research and development	1,459	1,629
Selling, general and administrative	2,351	1,861
Total operating expenses	3,810	3,490
Operating income (loss)	173	(1,100)
Interest expense	(69)	(58)
Interest income and other income (expense), net	11	(63)
Income (loss) before income taxes	115	(1,221)
(Benefit from) provision for income taxes	7	7
Net income (loss)	$108	$(1,228)
Net income (loss) per share:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average shares outstanding:
Basic	14,177	13,215
Diluted	14,545	13,215

Note: Net income (loss) equals comprehensive income (loss) for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,	April 2,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$108	$(1,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	760	358
ROU asset amortization	65	90
Stock-based compensation	1,562	715
Write-down of inventories and reclassifications	(2)	171
Other	(10)	(10)
Changes in operating assets and liabilities:
Accounts receivable	75	609
Contract assets	2,524	(341)
Inventories	108	(175)
Other assets	(106)	(74)
Trade payables	(3,347)	(325)
Accrued liabilities	(1,293)	(80)
Deferred revenue	(274)	27
Lease liabilities	(84)	(96)
Net cash provided by (used in) operating activities	86	(359)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(94)	(2)
Capitalized internal-use software	(496)	(185)
Net cash provided by (used in) investing activities	(590)	(187)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(239)	(151)
Proceeds from notes payable	—	105
Proceeds from line of credit	20,000	15,000
Repayment of line of credit	(20,000)	(15,000)
Proceeds from issuance of common stock to investors	3,560	2,313
Stock issuance cost	(24)	(20)
Net cash provided by (used in) financing activities	3,297	2,247
Net increase (decrease) in cash, cash equivalents and restricted cash	2,793	1,701
Cash, cash equivalents and restricted cash at beginning of period	24,606	19,201
Cash, cash equivalents and restricted cash at end of period	$27,399	$20,902

Supplemental disclosures of cash flow information:
Interest paid	$25	$56
Income taxes paid	$22	$2

Supplemental disclosures of non-cash financing and investing items
Purchases of fixed assets with financing arrangements	$—	$446
Stock-based compensation capitalized as internal-use software	$146	$—
Purchases of property and equipment in accounts payable	$3,547	$22

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	$14	$322,436	$(305,555)	$16,895
Issuance of common stock from private placement, net of stock issuance cost	223	—	3,535	—	3,535
Common stock issued under stock plans and employee stock purchase plans	81	—	—	—	—
Stock-based compensation	—	—	1,709	—	1,709
Net income	—	—	—	108	108
Balance at March 31, 2024	14,422	$14	$327,680	$(305,447)	$22,247

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock from private placement, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	—	—	—
Stock-based compensation	—	—	715	—	715
Net loss	—	—	—	(1,228)	(1,228)
Balance at April 2, 2023	13,686	$14	$320,181	$(306,520)	$13,675

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to unaudited condensed consolidated financial statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. The Company provides innovative, programmable silicon and software platforms to enable its customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, QuickLogic is a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), discrete FPGAs, and AI software. QuickLogic's customers can use its eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit ("ASIC") products, the Company's SoCs to run its customers' software and build their hardware around, and the Company's discrete FPGAs to implement their custom functionality. The Analytics Toolkit from SensiML Corporation ("SensiML"), the Company's wholly-owned subsidiary, provides an end-to-end Artificial Intelligence / Machine Learning solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools, and eFPGA IP enables the practical and efficient adoption of AI, voice, and sensor processing across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarter for 2024 and 2023 ended on March 31, 2024 and April 2, 2023, respectively.

The Company has one reportable business segment based on how its Chief Operating Decision Maker ("CODM") manages the business and in a manner consistent with the internal reporting provided to the CODM. The CODM, the Company's Chief Executive Officer ("CEO"), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. Sales and operating income are some of the key variables monitored by the CODM and management when determining the Company's financial condition and operating performance.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of March 31, 2024, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $27.4 million, inclusive of a $20.0 million advance from its Revolving Facility and $3.5 million in net proceeds from the Company's sale of common stock in the three months ended March 31, 2024. The Company's restricted cash balance as of  March 31, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

The Company was in compliance with all the Revolving Facility loan covenants as of  March 31, 2024. As of March 31, 2024, the Company had $20.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 223 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were negligible. The purchase price for each share of common stock was $16.00. See Note 9 for additional information.

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

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). At the time, the Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the original note and entered into a revised promissory note with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the prior note. If not prepaid prior to the Note maturity date of June 28, 2024, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 10.0%. All other terms of the Note remained the same. As of March 31, 2024, the related note receivable balance was $1.21 million, including $54 thousand in accrued interest.

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with $3.5 million gross cash proceeds from the March 13, 2024 financing, its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of commitments and contingencies at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

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

Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Areas where management uses subjective judgment include, but are not limited to, revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. The Company believes that it applies judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on the Company's financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K, which was filed with the SEC on March 27, 2024.

Concentration of Risk

The Company's accounts receivable and note receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and does not require collateral. See Note 12, Information Concerning Product Lines, Geographic Information and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

As of  March 31, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 9.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2025. At March 31, 2024, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

For instance, adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely impact the stability of Heritage Bank, leading to additional financial risks for the Company.

Any material decline in available funding or the Company's ability to access its cash, cash equivalents, and liquidity resources, inclusive of those at Heritage Bank, could adversely impact its ability to meet its operating expenses, financial and contractual obligations, or result in breaches of its contractual obligations. Any of these impacts could have material adverse impacts on the Company's operations and liquidity.

Note 2 — Significant Accounting Policies

During the three months ended March 31, 2024, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

In the three months ended March 31, 2024, there we no observable indicators of impairment for the non-marketable equity investment. Furthermore, utilizing the probability-of-default method to determine the current expected credit loss for the Company's note receivable, the Company determined the associated current expected credit loss to be de minimis as of March 31, 2024.

Financing Arrangements, Non-Cash Activities, & Correction of an Error

The Company previously classified certain licensed tooling software as leased assets and liabilities under ROU assets and financing lease liabilities pursuant to lease accounting under ASC 842, Leases. Upon further analysis, the Company determined these amounts are intangible assets subject to amortization in accordance with ASC 350, Intangibles, Goodwill, and Other and financed through financing arrangements. As a result, the Company corrected immaterial errors to revise its statement of cash flows for the three months ended April 2, 2023. Cash payments on notes payable during the three months ended April 2, 2023 were $0.2 million, instead of presented as payments of finance lease obligations. Proceeds from notes payable during the three months ended April 2, 2023 were $0.1 million, instead of increases in accrued liabilities and other long-term liabilities. Additionally, $0.2 million was added to the depreciation and amortization adjustment for amortization of software tools financed through financing arrangements for the three months ended April 2, 2023.

Additionally, non-cash activities of $0.9 million related to deferred charges and fixed assets in AP were removed from the statement of cash flows. Purchases of property and equipment with financing arrangements were $0.4 million for the three months ended April 2, 2023. Purchases of property and equipment in accounts payable was $22 thousand for the three months ended April 2, 2023.

The Company has determined the correction of these errors did not have a material impact on the Company's financial statements, including net income and the balance of accumulated deficit as of and for the three months ended April 2, 2023.

Additional Classifications in the Statement of Cash Flows

To conform with current quarter's classifications on the statement of cash flows, the Company has added the following classification lines: ROU asset amortization, Changes in lease liabilities, and Proceeds from issuance of common stock to investors. These reclassifications to the Statement of Cash Flows for the three months ended April 2, 2023 were not material.

Recent Accounting Standards Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify the measurement of the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and requires disclosures related to these types of equity securities. For public business entities, the amendments in this Update are effective for fiscal years beginning after  December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU No. 2020-06 on January 1, 2024 and it had no material impact on the Company's consolidated financial statements or related disclosures.

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

For the three months ended March 31, 2024, 0.7 million shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. Of these, a 0.4 million share equivalent was determined to be dilutive and included in the computation of diluted net income per share for the period. Estimated proceeds for the dilutive shares were determined to be $59 thousand, which resulted in a reduction of dilutive shares by 4,127 using the treasury stock method at an average market price of $14.39.

For the three months ended April 2, 2023, 0.7 million shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period. Warrants to purchase up to 386 thousand shares that were issued in connection with the May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants were exercisable through  May 29, 2023 at a price of $19.32 per share. The warrants expired unexercised on May 29, 2023.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Inventories:
Work-in-process	$1,555	$1,602
Finished goods	368	427
	$1,923	$2,029
Prepaid expenses and other current assets:
Prepaid taxes	$449	$498
Deferred charges	523	290
Other prepaid taxes, royalties, and other prepaid expenses	717	629
Other	439	144
	$2,128	$1,561
Property and equipment, net:
Equipment	$10,510	$10,503
Software tools	1,364	2,163
Tooling	11,044	7,085
Software	1,803	1,803
Furniture and fixtures	65	65
Leasehold improvements	647	580
	25,433	22,199
Less: Accumulated depreciation and amortization	(13,013)	(13,251)
	$12,420	$8,948
Capitalized internal-use software, net:
Capitalized internal-use software	$3,742	$3,491
Less: Accumulated amortization	(1,595)	(1,422)
	$2,147	$2,069
Intangible assets, net:
Intangible assets	$1,156	$1,156
Less: Accumulated amortization	(646)	(619)
	$510	$537
Accrued liabilities:
Accrued compensation	$570	$1,910
Accrued employee benefits	184	57
Accrued payroll tax	295	197
Other	496	509
	$1,545	$2,673

The Company capitalized $3.96 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three months ended March 31, 2024. No pre-production design and development costs were capitalized for the three months ended April 2, 2023. The capitalized assets recognized in the period are owned by the Company.

The Company recorded depreciation and amortization expense of $0.8 million and $0.4 million for the three months ended March 31, 2024 and April 2, 2023, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.2 million and $0.1 million of amortization expense related to capitalized internal-use software for the three months ended March 31, 2024 and April 2, 2023, respectively.

Note 5 — Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Useful Lives
Equipment	1 - 10 years
Software tools	1 - 2 years
Tooling	7 years
Software	1 - 7 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	3 - 5 years

The amortization period of leasehold improvements made at the inception of the lease is directly related to the initial lease term, while the amortization period for subsequent leasehold improvements is directly related to the initial lease term adjusted for extensions.

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the 2019 acquisition of SensiML at  March 31, 2024 (in thousands):

	March 31, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.75	$959	$(503)	$456
Customer relationships	—	81	(81)	—
Trade names and trademarks	4.75	116	(62)	54
Total acquired identifiable intangible assets		$1,156	$(646)	$510

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives at  March 31, 2024 (in thousands):

Amount
Annual Fiscal Years
2024 (remaining period)	$80
2025	107
2026	107
2027	107
2028	109
Total	$510

Note 7 — Debt Obligations

Revolving Line of Credit

As of March 31, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with an interest rate of 9.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $41 thousand for the three months ended March 31, 2024 and $33 thousand for the three months ended April 2, 2023.

Financing Arrangements

The amount of assets purchased through financing arrangements on the balance sheet were $1.4 million and $1.2 million as of  March 31, 2024 and April 2, 2023, respectively. The corresponding note payable amount for these financing arrangements was $1.4 million and $1.3 million as of March 31, 2024 and April 2, 2023, respectively. Payments related to financing arrangements were $0.2 million for the three months ended March 31, 2024 and April 2, 2023. The Company's outstanding financing arrangements as of  March 31, 2024 have remaining terms of 0.42 years to 1.99 years, with a weighted average remaining term of 1.60 years. Stated interest rates for its financing arrangements outstanding as of  March 31, 2024 range from 3.75% to 9.89%, with a weighted average interest rate of 8.20%. The Company's outstanding financing arrangements as of  April 2, 2023 had remaining terms of 1.42 years to 2.95 years, with a weighted average remaining term of 2.16 years. Stated interest rates for its financing arrangements outstanding as of  April 2, 2023 ranged from 3.75% to 9.89%, with a weighted average interest rate of 6.91%.

Remaining amounts due to be paid in Fiscal Years 2024 and 2025 as of  March 31, 2024 are $0.9 million and $0.7 million, respectively, less amounts representing interest of $0.1 million results in the total notes payable amount of $1.4 million.

Note 8 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to five years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Total rent expenses were $0.1 million for the three months ended March 31, 2024 and April 2, 2023.

Right-of-use assets were approximately $0.9 million and $1.0 million as of March 31, 2024 and  December 31, 2023, respectively. Lease liabilities were approximately $0.9 million and $1.0 million as of  March 31, 2024 and  December 31, 2023, respectively.

The following table provides the expenses related to operating and finance leases (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Operating lease costs:
Fixed	$91	$100
Short term	4	4
Total	$95	$104

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$106	$103

Non-cash ROU assets related to operating leases included in the operating cash flows for the three months ended March 31, 2024 and April 2, 2023 were $65 thousand and $90 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$916	$981
Lease liabilities:
Operating leases	$899	$983

The following table provided the details of future lease payments for operating leases as of March 31, 2024 (in thousands):

Operating Leases
2024 (remaining period)	$272
2025	340
2026	351
2027	64
Total lease payments	1,027
Less: Interest	(128)
Present value of lease liabilities	$899

The following table provides the details of lease terms and discount rates as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	3.00	3.25
Weighted-average discount rates:
Operating leases	6.00%	6.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on April 14, 2027.

Note 9 — Capital Stock

 Issuance of Common Stock

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 222,500 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. The purchase price for each share of common stock was $16.00. The per share purchase price reflects a zero discount based upon the 10-day volume weighted average price on the day the pricing was agreed. Issuance costs related to the offering were immaterial.

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

On August 17, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-266942) with the SEC, under which it may sell, from time-to-time common stock, preferred stock, depositary shares, warrants, debt securities, and units, individually or as units comprised of one or more of the other securities or a combination thereof. The Company's registration statement became effective on August 26, 2022.

Note 10 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three months ended March 31, 2024 and April 2, 2023 was as follows (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Cost of revenue	$237	$78
Research and development	357	184
Selling, general and administrative	969	453
Total	$1,563	$715

The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $146 thousand and $18 thousand for the three months ended March 31, 2024 and April 2, 2023, respectively.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended March 31, 2024 (in thousands):

Shares Available for Grants
Balance at December 31, 2023	595
Restricted stock units (RSUs) granted	(114)
RSUs forfeited or expired	1
Balance at March 31, 2024	482

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2023	60	$19.45
Activity during period	—	$—
Balance outstanding, exercisable, and vested at March 31, 2024	60	$19.45	2.03	$190

No stock options were granted, exercised or forfeited during the three months ended March 31, 2024 and April 2, 2023.

Total stock-based compensation related to stock options was $0 during the three months ended March 31, 2024 and April 2, 2023.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $1.5 million and $0.7 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

As of  March 31, 2024 and April 2, 2023, there was approximately $3.1 million and $2.2 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of March 31, 2024 is expected to be recorded over a weighted average period of 0.81 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended March 31, 2024 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2023	589	$7.35
Granted	114	14.17
Vested and released	(70)	12.89
Forfeited	(1)	6.10
Nonvested at March 31, 2024	632	$7.97

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $28 thousand and $30 thousand for the three months ended March 31, 2024 and April 2, 2023, respectively.

Note 11 — Income Taxes

The Company recorded a net income tax expense of $7 thousand for the three months ended March 31, 2024 and April 2, 2023. The difference between the estimated annual effective tax rate of 0.80% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of March 31, 2024. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of March 31, 2024.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
New products	$4,876	$3,055
Mature products	1,131	1,078
Total revenue	$6,007	$4,133

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Hardware products	$495	$162
eFPGA IP and professional services	4,043	2,810
SaaS & Other	338	83
New products revenue	$4,876	$3,055

eFPGA IP and professional services revenue for the three months ended March 31, 2024 and April 2, 2023 was $4.0 million and $2.8 million, respectively, which were primarily professional services revenue.

Contract assets related to professional services revenue were $1.1 million and $2.3 million as of March 31, 2024 and April 2, 2023, respectively. Contract liabilities related to professional services revenue were $0.7 million and $0.3 million as of March 31, 2024 and April 2, 2023, respectively.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $4.9 million, or 82% of total revenue, and $3.3 million, or 80% of total revenue for the three months ended March 31, 2024 and April 2, 2023, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Asia Pacific	$728	$713
North America	5,043	3,318
Europe	236	102
Total revenue	$6,007	$4,133

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended
	March 31,	April 2,
	2024	2023
Distributor "A"	10%	16%
Customer "A"	62%	54%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	March 31,	December 31,
	2024	2023
Distributor "A"	11%	*
Customer "A"	41%	86%
Customer "H"	12%	*
Customer "J"	13%	*

* Represents less than 10% of revenue as of the dates presented.

Note 13 — Commitments and Contingencies

Commitments

The Company's principal contractual commitments include purchase obligations, re-payments of draw-downs from the revolving line of credit, and payments under operating and financing arrangements. Purchase obligations are largely comprised of open purchase order commitments to suppliers and to subcontractors under professional services agreements. The Company's risk associated with the purchase obligations under professional services agreements is limited to the termination liability provisions within those contracts, and as such, it does not believe they represent a material liquidity risk to the Company.

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of forecasted wafer volume. As of March 31, 2024, the Company had $0.1 million in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of March 31, 2024, total outstanding purchase obligations for other goods and services were $2.9 million due within the next twelve months, not recorded on the Company's consolidated balance sheet.

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

The forward-looking statements contained in the Quarterly Report include statements regarding our strategies as well as (1) our revenue levels, including the commercial success of our solutions and new products, (2) the conversion of our design opportunities into revenue, (3) our liquidity, (4) our gross profit and breakeven revenue level and factors that affect gross profit and the break-even revenue level, (5) our level of operating expenses, (6) our research and development efforts, (7) our partners and suppliers, (8) industry and market trends, (9) our manufacturing and product development strategies, and (10) our competitive position.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2024. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements will be accurate. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties, and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We provide innovative, programmable silicon and software platforms to enable our customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, we are a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), discrete FPGAs, and AI software. Our customers can use our eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit (ASIC) products, our SoCs to run our customers' software and build their hardware around, and our discrete FPGAs to implement their custom functionality. The Analytics Toolkit from SensiML Corporation ("SensiML"), our wholly-owned subsidiary, provides an end-to-end Artificial Intelligence / Machine Learning solution with accurate sensor algorithms using AI technology. The full range of platforms, software tools, and eFPGA IP enables the practical and efficient adoption of AI, voice, and sensor processing across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

Our new products include the following: eFPGA IP Licensing business and associated professional services, consisting of development and integration of eFPGA technology into custom semiconductor solutions and our silicon products consisting of EOS™, QuickAI™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. In addition to delivering our own semiconductor solutions, our new products category includes our AI/ML Software Platform from our wholly-owned subsidiary company, SensiML, which includes Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new products revenue category. Our mature products include primarily FPGA families named PASIC®3 and QuickRAM®, as well as programming hardware and design software. We currently have a total of three patent applications pending.

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

We have changed our manufacturing strategies to reduce the cost of our silicon solution platforms to enable their use in a range of unique products ranging from low to high volume. Our EOS S3, EOS S3AI, QuickAI, and ArcticLink III silicon platforms combine mixed signal physical functions and hard-wired logic alongside our field programmable logic. Our EOS S3, EOS S3AI, and ArcticLink III solution platforms are manufactured on process nodes where we can benefit from smaller die sizes and lower power consumption. We typically implement sophisticated logic blocks and mixed signal functions in hard-wired logic because it is very cost-effective and energy efficient. We use small form factor packages, which are less expensive to manufacture and include smaller pin counts. Reduced pin counts result in lower costs for our customers' printed circuit board space and routing. Furthermore, our SRAM reprogrammable silicon platforms can be programmed in-system by our customers, and therefore, we do not incur programming costs, lowering the overall cost of ownership to our customers. We expect to continue to invest in silicon solution platforms and manufacturing technologies that make us competitive for the variety of markets and applications that programmable logic serves.

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

Our embedded FPGA technology gives ASIC and SoC developers the benefit of flexibility to make design changes post-manufacturing changes at very fast time-to-and time-in-market, while keeping power consumption low. Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2, EOS 3, EOS S3 LV, and EOS S3AI provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric, and environmental) sensor processing independently of the cloud. Our SensiML Analytics Toolkit is cutting-edge software that enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. The toolkit also provides an end-to-end development platform spanning data collection, labeling, algorithm and firmware auto generation, and testing.

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

Customers typically order our products through our distributors. Currently, we have ten active distributors in North America and a network of fifteen active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers and SensiML SaaS subscribers typically enter into licensing agreements directly with QuickLogic and SensiML, respectively.

We also have an Aerospace and Defense, industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

During the first quarter of 2024, we generated total revenue of $6.0 million, a decrease of 20% compared to the prior quarter, and an increase of 45% compared to the same quarter last year. Our new product revenue in the first quarter was $4.9 million, a decrease of 29% from the prior quarter and an increase of 60% from the first quarter of 2023. Our mature product revenue was $1.1 million in the first quarter of 2024, an increase of 73% compared to the prior quarter, and an increase of 5% compared to the first quarter of 2023. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services and SensiML initiatives. Overall, we reported net income of $0.1 million for the first quarter of 2024, as compared to a net income of $2.0 million in the prior quarter and a net loss of $1.2 million for the first quarter of 2023.

As of March 31, 2024, we had one operating lease with a remaining lease term of 3.00 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended March 31, 2024, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 27, 2024.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31, 2024	April 2, 2023
Revenue	100%	100%
Cost of revenue	34%	42%
Gross profit	66%	58%
Operating expenses:
Research and development	24%	39%
Selling, general and administrative	39%	46%
Income (loss) from operations	3%	(27)%

Interest expense	(1)%	(1)%
Interest income and other income (expense), net	—%	(2)%
Income (loss) before income taxes	2%	(30)%
(Benefit from) provision for income taxes	—%	—%
Net income (loss)	2%	(30)%

Three Months Ended March 31, 2024 Compared to Three Months Ended April 2, 2023

Revenue

The table below sets forth the changes in revenue in the three months ended March 31, 2024 compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2024		April 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$4,876	81%	$3,055	74%	$1,821	60%
Mature products	1,131	19%	1,078	26%	53	5%
Total revenue	$6,007	100%	$4,133	100%	$1,874	45%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the first quarter of 2024 compared to the first quarter of 2023 increased $1.9 million. The increase resulted primarily from increases in professional services eFPGA revenues and revenue from devices.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended March 31, 2024 compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2024		April 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$495	8%	$162	4%	$333	206%
eFPGA IP and professional services	4,043	67%	2,810	68%	1,233	44%
SaaS & Other	338	6%	83	2%	255	307%
Total new product revenue	$4,876	81%	$3,055	74%	$1,821	60%

eFPGA IP revenue for the three months ended March 31, 2024 and April 2, 2023 was $4.0 million and $2.8 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended March 31, 2024 compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2024		April 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$6,007	100%	$4,133	100%	$1,874	45%
Cost of revenue	2,024	34%	1,743	42%	281	16%
Gross profit	$3,983	66%	$2,390	58%	$1,593	67%

In the first quarter of 2024, gross profit increased $1.6 million, or 67%, compared to the same quarter in the prior year. The increase in gross profit reflects a 45% increase in revenues, offset by a 16% net increase in cost of revenue. Revenue increased from the same quarter in the prior year due to revenues associated with Department of Defense contracts, as well as increases in device sale revenues. The increase in cost of revenues was primarily due to the increased activity commensurate with the professional services revenue contracts. Labor, semiconductor tooling, and increased depreciation expenses substantially comprised this increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended March 31, 2024 compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	March 31, 2024		April 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,459	24%	$1,629	39%	$(170)	(10)%
SG&A expense	2,351	39%	1,861	46%	490	26%
Total operating expenses	$3,810	63%	$3,490	85%	$320	9%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.2 million decrease in R&D expenses in the first quarter of 2024, as compared to the first quarter of 2023, was primarily due to allocations to cost of revenue resulting from labor and tooling costs attributable to professional services revenue contracts.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.5 million increase in SG&A expenses in the first quarter of 2024, as compared to the first quarter of 2023, was attributable to increases in consulting and outside services.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended March 31, 2024 compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	March 31,	April 2,
	2024	2023	Amount	Percentage
Interest expense	$(69)	$(58)	$11	19%
Interest income and other income (expense), net	11	(63)	(74)	(117)%
Total interest (expense), interest income and other income (expense), net	$(58)	$(121)	$(63)	(52)%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the first quarter of this year as compared to the same period in the prior year increased approximately $11 thousand, which was comprised of a $8 thousand increase in interest expense related to notes payable, a $9 thousand increase in interest expense related to our revolving line of credit facility, and a $6 thousand decrease in interest expense related to IT hardware financing costs. The favorable change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended March 31, 2024, compared to the three months ended April 2, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	March 31,	April 2,
	2024	2023	Amount	Percentage
(Benefit from) provision for income taxes	$7	$7	$—	0%

There was no change in the income tax expense for the three months ended March 31, 2024 and April 2, 2023. The projected annual effective tax rate before certain discrete items as of the first quarter of 2024 is 0.80%, as compared to the projected annual effective tax rate of (3.95)% for the same period in the prior year.

Balance Sheet Activities

Balance sheet amounts at March 31, 2024 compared to December 31, 2023 resulted from typical and usual activities in the normal course of business.

Total assets increased by approximately $4.1 million primarily due to the capitalization of $3.96 million in semiconductor tooling, reduced by $0.8 million in depreciation and amortization expense, an increase of $2.8 million in cash and cash equivalents due to net proceeds received from our stock offerings, and an increase of $0.6 million in other current assets. This was partially offset by a $2.5 million reduction in contract assets due to billings.

Liabilities decreased by approximately $1.3 million due to payment of accrued liabilities of $1.2 million and the recognition of deferred revenue of $0.3 million. This was partially offset by an increase in trade payables of $0.2 million resulting from fulfilling revenue contracts with customers. Equity increased $5.5 million due to a $5.2 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation and a $0.2 million net income for the three months ended March 31, 2024.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, financing arrangements, operating leases, borrowings under a revolving line of credit, and cash flows from operations. In addition to our cash, cash equivalents and restricted cash of $27.4 million, as of March 31, 2024, other sources of liquidity included a $20.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $3.5 million in net proceeds from the sale of our common stock on March 13, 2024. Costs related to the offering were immaterial. Our restricted cash balance as of March 31, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

On April 28, 2023, we converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Note"). At the time, the Note bore an interest rate of 3.00% compounded monthly. On June 28, 2023, we cancelled the original note and entered into a revised promissory note with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.80% effective annual interest rate, accruing from the date of the prior note. If not prepaid prior to the Note maturity date of June 28, 2024, the principal and all accrued and unpaid interest will be due and payable to us. If an event of default occurs, the interest rate will increase to 10.00%. All other terms of the Note remained the same. As of March 31, 2024, the related note receivable balance was $1.21 million, including $54 thousand in accrued interest.

On March 13, 2024, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 223 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were negligible. The purchase price for each share of common stock was $16.00. See Note 9 for additional information.

On March 21, 2023, we entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the offering were immaterial. The purchase price for each share of common stock in the Share Placement was $5.14.

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of March 31, 2024. As of March 31, 2024, we had $20.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with $3.5 million gross cash proceeds from the March 13, 2024 financing, our revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund our operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect our liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on our ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, SensiML Analytics Toolkit, Eclipse II products, and eFPGA IP license and professional services; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the company; the issuance and exercise of stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, we anticipate that sales generated from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or us entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in December 2025, and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of March 31, 2024, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of March 31, 2024, our interest-bearing debt consisted of $1.4 million outstanding under notes payable and $20.0 million outstanding under our Revolving Facility. See Note 7, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of March 31, 2024 and December 31, 2023. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Three Months Ended
	March 31,	April 2,
	2024	2023
Net cash provided by (used in) operating activities	$86	$(359)
Net cash provided by (used in) investing activities	(590)	(187)
Net cash provided by (used in) financing activities	3,297	2,247

Net cash provided by (used in) operating activities

For the three months ended March 31, 2024, net cash provided by operating activities was $0.1 million, which was primarily due to the net income of $0.2 million, adjusted for net non-cash charges of $2.4 million, which included $1.6 million of stock-based compensation, $0.8 million in depreciation and amortization expenses, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $2.5 million and was primarily due to decreases in accounts payable and accrued liabilities, partially offset by a decrease in contract assets.

For the three months ended April 2, 2023, net cash used in operating activities was $0.4 million, which was primarily due to the net loss of $1.2 million, adjusted for net non-cash charges of $1.3 million, which included $0.7 million of stock-based compensation, $0.4 million in depreciation and amortization expenses, $0.2 million in write-downs of inventories, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $0.5 million and was primarily due to increases in contract assets and inventory and decreases in accounts payable, partially offset by decreases in accounts receivable.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2024 and April 2, 2023 cash used in investing activities was $0.6 million and $0.2 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarters ended March 31, 2024 and April 2, 2023, these draw-downs and repayments netted to zero.

For the three months ended March 31, 2024, cash provided by financing activities was $3.3 million, which was primarily derived from the net proceeds of $3.5 million from the common stock issuance, partially offset by $0.2 million in payments related to financing arrangements.

For the three months ended April 2, 2023, cash provided by financing activities was $2.2 million and was primarily derived from the net proceeds of $2.3 million from the common stock issuances and borrowings of notes payable of $0.1 million, partially offset by $0.2 million in payments related to financing arrangements.

Part I. Financial Information (continued)

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements, or other relationships with unconsolidated entities or others, often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL and contained in exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	May 15, 2024	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance