Form 10-Q
period 2024-06-30
QUICKLOGIC Corp
filed 2024-08-14
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 9, 2024, there were 14,465,609 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

June 30, 2024

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$23,266	$24,606
Accounts receivable, net of allowance for doubtful accounts of $24 and $34, as of June 30, 2024 and December 31, 2023, respectively	928	1,625
Contract assets	2,254	3,609
Inventories, net	1,751	2,029
Prepaid expenses and other current assets	1,686	1,561
Total current assets	29,885	33,430
Property and equipment, net	12,043	8,948
Capitalized internal-use software, net	2,287	2,069
Right of use assets, net	896	981
Intangible assets, net	484	537
Non-marketable equity investment	300	300
Goodwill	185	185
Note receivable	1,229	1,200
Other assets	142	142
TOTAL ASSETS	$47,451	$47,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$20,000	$20,000
Trade payables	1,449	4,657
Accrued liabilities	1,277	2,673
Deferred revenue	756	1,052
Note payable, current	890	946
Lease liabilities, current	266	302
Total current liabilities	24,638	29,630
Long-term liabilities:
Lease liabilities, non-current	609	681
Notes payable, non-current	274	461
Other liabilities, non-current	125	125
Total liabilities	25,646	30,897
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 14,458 and 14,118 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	328,788	322,436
Accumulated deficit	(306,997)	(305,555)
Total stockholders' equity	21,805	16,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,451	$47,792

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
Revenue	$4,127	$2,921	$10,134	$7,054
Cost of revenue	2,022	1,718	4,046	3,461
Gross profit	2,105	1,203	6,088	3,593
Operating expenses:
Research and development	1,527	1,505	2,986	3,134
Selling, general and administrative	2,095	1,924	4,446	3,785
Total operating expenses	3,622	3,429	7,432	6,919
Operating income (loss)	(1,517)	(2,226)	(1,344)	(3,326)
Interest expense	(40)	(50)	(109)	(108)
Interest income and other income (expense), net	1	—	12	(63)
Income (loss) before income taxes	(1,556)	(2,276)	(1,441)	(3,497)
(Benefit from) provision for income taxes	(6)	(7)	1	—
Net income (loss)	$(1,550)	$(2,269)	$(1,442)	$(3,497)
Net income (loss) per share:
Basic	$(0.11)	$(0.17)	$(0.10)	$(0.26)
Diluted	$(0.11)	$(0.17)	$(0.10)	$(0.26)
Weighted average shares outstanding:
Basic	14,439	13,709	14,308	13,297
Diluted	14,439	13,709	14,308	13,297

Note: Net income (loss) equals comprehensive income (loss) for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,	July 2,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,442)	$(3,497)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,674	734
ROU asset amortization	131	181
Stock-based compensation	2,477	1,302
Write-down of inventories and reclassifications	47	212
Other	(10)	5
Changes in operating assets and liabilities:
Accounts receivable	706	1,747
Contract assets	1,355	974
Inventories	231	(174)
Other assets	262	(1,162)
Trade payables	(3,657)	(840)
Accrued liabilities	(1,397)	371
Deferred revenue	(296)	22
Lease liabilities	(154)	(196)
Net cash provided by (used in) operating activities	(73)	(321)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(4,053)	(87)
Capitalized internal-use software	(420)	(442)
Net cash provided by (used in) investing activities	(4,473)	(529)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(518)	(305)
Proceeds from notes payable	—	105
Proceeds from line of credit	40,000	30,000
Repayment of line of credit	(40,000)	(30,000)
Proceeds from issuance of common stock	188	121
Proceeds from issuance of common stock to investors	3,560	2,313
Stock issuance cost	(24)	(20)
Net cash provided by (used in) financing activities	3,206	2,214
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,340)	1,364
Cash, cash equivalents and restricted cash at beginning of period	24,606	19,201
Cash, cash equivalents and restricted cash at end of period	$23,266	$20,565

Supplemental disclosures of cash flow information:
Interest paid	$116	$42
Income taxes paid	$37	$10

Supplemental disclosures of non-cash financing and investing items
Purchases of assets with financing arrangements	$275	$551
Stock-based compensation capitalized as internal-use software	$143	$38
Stock-based compensation capitalized as tooling and fixed assets	$9	$23
Purchases of property and equipment in accounts payable	$309	$1,592

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	$14	$322,436	$(305,555)	$16,895
Issuance of common stock from private placement, net of stock issuance cost	223	—	3,535	—	3,535
Common stock issued under stock plans and employee stock purchase plans	81	—	—	—	—
Stock-based compensation	—	—	1,709	—	1,709
Net income	—	—	—	108	108
Balance at March 31, 2024	14,422	$14	$327,680	$(305,447)	$22,247
Common stock issued under stock plans and employee stock purchase plan	36	—	188	—	188
Stock-based compensation	—	—	920	—	920
Net income (loss)	—	—	—	(1,550)	(1,550)
Balance at June 30, 2024	14,458	$14	$328,788	$(306,997)	$21,805

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock from private placement, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	—	—	—
Stock-based compensation	—	—	715	—	715
Net loss	—	—	—	(1,228)	(1,228)
Balance at April 2, 2023	13,686	$14	$320,181	$(306,520)	$13,675
Common stock issued under stock plans and employee stock purchase plan	39	—	122	—	122
Stock-based compensation	—	—	647	—	647
Net income (loss)	—	—	—	(2,269)	(2,269)
Balance at July 2, 2023	13,725	14	320,950	(308,789)	12,175

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarter for 2024 and 2023 ended on June 30, 2024 and July 2, 2023, respectively.

The Company has one reportable business segment based on how its Chief Operating Decision Maker ("CODM") manages the business and in a manner consistent with the internal reporting provided to the CODM. The CODM, the Company's Chief Executive Officer ("CEO"), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. Sales and operating income are some of the key variables monitored by the CODM and management when determining the Company's consolidated financial condition and operating performance.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of June 30, 2024, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $23.3 million, inclusive of a $20.0 million advance from its Revolving Facility and $3.5 million in net proceeds from the Company's sale of common stock in the six months ended June 30, 2024. The Company's restricted cash balance as of  June 30, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

The Company was in compliance with all the Revolving Facility loan covenants as of  June 30, 2024. As of June 30, 2024, the Company had $20.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

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

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of June 30, 2024, the related note receivable balance was $1.23 million, including $66 thousand in accrued interest.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of commitments and contingencies at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

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

Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Areas where management uses subjective judgment include, but are not limited to, revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. The Company believes that it applies judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on the Company's consolidated financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K, which was filed with the SEC on March 27, 2024.

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

As of  June 30, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 9.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2025. At June 30, 2024, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

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

Note 2 — Significant Accounting Policies

During the three and six months ended June 30, 2024, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

In the six months ended June 30, 2024, there we no observable indicators of impairment for the non-marketable equity investment. Furthermore, utilizing the probability-of-default method to determine the current expected credit loss for the Company's note receivable, the Company determined the associated current expected credit loss to be de minimis as of June 30, 2024.

Financing Arrangements, Non-Cash Activities, & Correction of an Error

The Company previously classified certain licensed tooling software as leased assets and liabilities under ROU assets and financing lease liabilities pursuant to lease accounting under ASC 842, Leases. Upon further analysis, the Company determined these amounts are intangible assets subject to amortization in accordance with ASC 350, Intangibles, Goodwill, and Other and financed through financing arrangements. As a result, the Company corrected immaterial errors to revise its statement of cash flows for the six months ended July 2, 2023. Cash payments on notes payable during the six months ended July 2, 2023 were $0.3 million, instead of presented as payments of finance lease obligations. Proceeds from notes payable during the six months ended July 2, 2023 were $0.1 million, instead of increases in accrued liabilities and other long-term liabilities. Additionally, $0.3 million was added to the depreciation and amortization adjustment for amortization of software tools financed through financing arrangements for the six months ended July 2, 2023.

Conforming the Company's consolidated statement of cash flows for the six months ended July 2, 2023 to the Company's reclassification at FY'23 year-end of certain assets from property and equipment to internal-use software resulted in the reclassification of investing cash outflows from capital expenditures to internal-use software in the amount of $0.1 million.

Additionally, non-cash activities of $0.3 million related to deferred charges were removed from the consolidated statement of cash flows. Purchases of assets with financing arrangements were $0.6 million for the six months ended July 2, 2023. Purchases of property and equipment in accounts payable was $1.6 million for the six months ended July 2, 2023.

The Company has determined the correction of these errors did not have a material impact on the Company's financial statements, including net income and the balance of accumulated deficit as of and for the six months ended July 2, 2023.

Additional Classifications in the Condensed Consolidated Statement of Cash Flows

To conform with current period's classifications on the condensed consolidated statement of cash flows, the Company has added the following classification lines: ROU asset amortization, Changes in lease liabilities, and Proceeds from issuance of common stock to investors. These reclassifications to the Statement of Cash Flows for the six months ended June 30, 2024 were not material.

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

For the three and six months ended June 30, 2024 and July 2, 2023, 703 thousand and 739 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period. Warrants to purchase up to 386 thousand shares that were issued in connection with the May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants were exercisable through  May 29, 2023 at a price of $19.32 per share. The warrants expired unexercised on May 29, 2023.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Inventories:
Work-in-process	$1,430	$1,602
Finished goods	321	427
	$1,751	$2,029
Prepaid expenses and other current assets:
Prepaid taxes	$446	$498
Deferred charges	457	290
Other prepaid taxes, royalties, and other prepaid expenses	635	629
Other	148	144
	$1,686	$1,561
Property and equipment, net:
Equipment	$10,512	$10,503
Software tools	1,364	2,163
Tooling	11,370	7,085
Software	1,803	1,803
Furniture and fixtures	58	65
Leasehold improvements	647	580
	25,754	22,199
Less: Accumulated depreciation and amortization	(13,711)	(13,251)
	$12,043	$8,948
Capitalized internal-use software, net:
Capitalized internal-use software	$4,064	$3,491
Less: Accumulated amortization	(1,777)	(1,422)
	$2,287	$2,069
Intangible assets, net:
Intangible assets	$1,156	$1,156
Less: Accumulated amortization	(672)	(619)
	$484	$537
Accrued liabilities:
Accrued compensation	$673	$1,910
Accrued employee benefits	68	57
Accrued payroll tax	59	197
Other	477	509
	$1,277	$2,673

The Company capitalized $4.28 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the six months ended June 30, 2024. $1.67 million in pre-production design and development costs were capitalized as tooling for the six months ended July 2, 2023. The capitalized assets recognized in the period are owned by the Company.

The Company recorded depreciation and amortization expense of $1.7 million and $0.7 million for the six months ended June 30, 2024 and July 2, 2023, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.4 million and $0.3 million of amortization expense related to capitalized internal-use software for the six months ended June 30, 2024 and July 2, 2023, respectively.

Note 5 — Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Estimated Useful Lives
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

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the 2019 acquisition of SensiML at  June 30, 2024 (in thousands):

	June 30, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.50	$959	$(527)	$432
Customer relationships	—	81	(81)	—
Trade names and trademarks	4.50	116	(64)	52
Total acquired identifiable intangible assets		$1,156	$(672)	$484

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives at  June 30, 2024 (in thousands):

Amount
Annual Fiscal Years
2024 (remaining period)	$54
2025	107
2026	107
2027	107
2028	109
Total	$484

Note 7 — Debt Obligations

Revolving Line of Credit

As of June 30, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with an interest rate of 9.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $15 thousand and $56 thousand for the three and six months ended June 30, 2024, respectively and $29 thousand and $62 thousand for the three and six months ended July 2, 2023, respectively.

Financing Arrangements

The amount of assets purchased through financing arrangements on the condensed consolidated balance sheet were $1.2 million and $1.1 million as of  June 30, 2024 and July 2, 2023, respectively. The corresponding note payable amount for these financing arrangements was $1.2 million and $1.1 million as of June 30, 2024 and July 2, 2023, respectively. Payments related to financing arrangements were $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended July 2, 2023, respectively. The Company's outstanding financing arrangements as of  June 30, 2024 have remaining terms of 0.17 years to 1.74 years, with a weighted average remaining term of 1.41 years. Stated interest rates for its financing arrangements outstanding as of  June 30, 2024 range from 3.75% to 9.89%, with a weighted average interest rate of 8.35%. The Company's outstanding financing arrangements as of  July 2, 2023 had remaining terms of 1.41 years to 2.76 years, with a weighted average remaining term of 2.04 years. Stated interest rates for its financing arrangements outstanding as of  July 2, 2023 ranged from 3.75% to 8.00%, with a weighted average interest rate of 6.71%.

Remaining amounts due to be paid in Fiscal Years 2024 and 2025 as of  June 30, 2024 are $0.6 million and $0.7 million, respectively, less amounts representing interest of $0.1 million results in the total notes payable amount of $1.2 million.

Note 8 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to three years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Total rent expenses were $0.1 million for the three months ended June 30, 2024 and July 2, 2023 and $0.2 million for the six months ended June 30, 2024 and July 2, 2023.

Right-of-use assets were approximately $0.9 million and $1.0 million as of June 30, 2024 and  December 31, 2023, respectively. Lease liabilities were approximately $0.9 million and $1.0 million as of  June 30, 2024 and  December 31, 2023, respectively.

The following table provides the expenses related to operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating lease costs:
Fixed	$101	$100	$192	$200
Short term	5	5	9	9
Total	$106	$105	$201	$209

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$197	$209

Non-cash ROU assets related to operating leases included in the operating cash flows for the six months ended June 30, 2024 and July 2, 2023 were $131 thousand and $181 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$896	$981
Lease liabilities:
Operating leases	$875	$983

The following table provided the details of future lease payments for operating leases as of June 30, 2024 (in thousands):

Operating Leases
2024 (remaining period)	$181
2025	339
2026	349
2027	128
Total lease payments	997
Less: Interest	(122)
Present value of lease liabilities	$875

The following table provides the details of lease terms and discount rates as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	2.92	3.25
Weighted-average discount rates:
Operating leases	6.00%	6.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on June 14, 2027.

Note 9 — Capital Stock

 Issuance of Common Stock

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 222,500 shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. The purchase price for each share of common stock was $16.00. The per share purchase price reflects a zero discount based upon the 10-day volume weighted average price on the day the pricing was agreed. Issuance costs related to the offering were immaterial.

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

Note 10 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and six months ended June 30, 2024 and July 2, 2023 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of revenue	$88	$88	$325	$166
Research and development	197	158	554	342
Selling, general and administrative	517	340	1,486	793
Total	$802	$586	$2,365	$1,301

The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $67 thousand and $152 thousand for the three and six months ended June 30, 2024, respectively and $61 thousand and $61 thousand for the three and six months ended July 2, 2023, respectively.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the six months ended June 30, 2024 (in thousands):

Shares Available for Grants
Balance at December 31, 2023	595
Restricted stock units (RSUs) granted	(171)
PSUs/RSUs forfeited or expired	51
Options expired	6
Balance at June 30, 2024	481

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the six months ended June 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2023	60	$19.45
Forfeited or expired	(6)	$51.19
Balance outstanding, exercisable, and vested at June 30, 2024	54	$15.64	2.00	$—

No stock options were granted or exercised during the six months ended June 30, 2024 and July 2, 2023. Stock options equivalent to 6 thousand and 2 thousand shares expired during the six months ended June 30, 2024 and July 2, 2023.

Total stock-based compensation related to stock options was $0 during the six months ended June 30, 2024 and July 2, 2023.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $0.8 million and $2.3 million for the three and six months ended June 30, 2024, respectively and $0.6 million and $1.2 million, for the three and six months ended July 2, 2023, respectively.

As of  June 30, 2024 and July 2, 2023, there was approximately $2.4 million and $1.8 million, respectively, in unrecognized compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of June 30, 2024 is expected to be recorded over a weighted average period of 0.88 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended June 30, 2024 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2023	589	$7.35
Granted	171	13.94
Vested and released	(96)	11.68
Forfeited	(51)	13.13
Nonvested at June 30, 2024	613	$8.03

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $13 thousand and $41 thousand for the three and six months ended June 30, 2024, respectively and $16 thousand and $75 thousand, for the three and six months ended July 2, 2023, respectively.

Note 11 — Income Taxes

The Company recorded a net income tax benefit of $6 thousand and $7 thousand for the three months ended June 30, 2024 and July 2, 2023, respectively. Additionally, the Company recorded a net income tax expense of $1 thousand and $0 for the six months ended June 30, 2024 and July 2, 2023, respectively. The difference between the estimated annual effective tax rate of 6.38% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of June 30, 2024. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of June 30, 2024.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
New products	$3,057	$2,233	$7,933	$5,288
Mature products	1,070	688	2,201	1,766
Total revenue	$4,127	$2,921	$10,134	$7,054

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Hardware products	$505	$366	$1,000	$528
eFPGA IP and professional services	2,521	1,857	6,564	4,667
SaaS & Other	31	10	369	93
New products revenue	$3,057	$2,233	$7,933	$5,288

eFPGA IP and professional services revenue for the three months ended June 30, 2024 and July 2, 2023 was $2.5 million and $1.9 million, respectively, and for the six months ended June 30, 2024 and July 2, 2023 was $6.6 million and $4.7 million, respectively, which were primarily professional services revenue.

Contract assets related to professional services revenue were $2.3 million and $1.0 million as of June 30, 2024 and July 2, 2023, respectively. Contract liabilities related to professional services revenue were $0.7 million and $0.3 million as of June 30, 2024 and July 2, 2023, respectively.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $3.4 million, or 83% of total revenue, and $8.3 million, or 82% of total revenue for the three and six months ended June 30, 2024, respectively and $2.3 million, or 80% of total revenue, and $5.6 million, or 80% of total revenue for the three and six months ended July 2, 2023, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Asia Pacific	$410	$456	$1,138	$1,169
North America	3,611	2,370	8,654	5,688
Europe	106	95	342	197
Total revenue	$4,127	$2,921	$10,134	$7,054

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2024	2023	2024	2023
Distributor "A"	11%	18%	10%	17%
Distributor "C"	16%	*	*	*
Customer "A"	55%	47%	59%	51%
Customer "B"	*	12%	*	10%
Customer "C"	*	11%	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	June 30,	December 31,
	2024	2023
Customer "A"	70%	86%

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of forecasted wafer volume. As of June 30, 2024, the Company had $114 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of June 30, 2024, total outstanding purchase obligations for other goods and services were $2.6 million due within the next twelve months, not recorded on the Company's consolidated balance sheet.

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

During the second quarter of 2024, we generated total revenue of $4.1 million, a decrease of 31% compared to the prior quarter, and an increase of 41% compared to the same quarter last year. Our new product revenue in the second quarter was $3.1 million, a decrease of 37% from the prior quarter and an increase of 37% from the second quarter of 2023. Our mature product revenue was $1.1 million in the second quarter of 2024, a decrease of 5% compared to the prior quarter, and an increase of 56% compared to the second quarter of 2023. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services and SensiML initiatives. Overall, we reported a net loss of $1.6 million for the second quarter of 2024, as compared to a net income of $0.1 million in the prior quarter and a net loss of $2.3 million for the second quarter of 2023.

As of June 30, 2024, we had one operating lease with a remaining lease term of 2.92 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended June 30, 2024, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 27, 2024.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	49%	59%	40%	49%
Gross profit	51%	41%	60%	51%
Operating expenses:
Research and development	37%	52%	29%	44%
Selling, general and administrative	51%	65%	44%	54%
Income (loss) from operations	(37)%	(76)%	(13)%	(47)%

Interest expense	(1)%	(2)%	(1)%	(2)%
Interest income and other income (expense), net	—%	(0)%	—%	(1)%
Income (loss) before income taxes	(38)%	(78)%	(14)%	(50)%
(Benefit from) provision for income taxes	—%	—%	—%	—%
Net income (loss)	(38)%	(78)%	(14)%	(50)%

Three Months Ended June 30, 2024 Compared to Three Months Ended July 2, 2023

Revenue

The table below sets forth the changes in revenue in the three months ended June 30, 2024 compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,057	74%	$2,233	76%	$824	37%
Mature products	1,070	26%	688	24%	382	56%
Total revenue	$4,127	100%	$2,921	100%	$1,206	41%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2024 compared to the second quarter of 2023 increased $1.2 million. The increase resulted primarily from increases in professional services eFPGA revenues and revenue from devices and royalties.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended June 30, 2024 compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$505	12%	$366	12%	$139	38%
eFPGA IP and professional services	2,521	61%	1,857	64%	664	36%
SaaS & Other	31	1%	10	—%	21	210%
Total new product revenue	$3,057	74%	$2,233	76%	$824	37%

eFPGA IP revenue for the three months ended June 30, 2024 and July 2, 2023 was $2.5 million and $1.9 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended June 30, 2024 compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,127	100%	$2,921	100%	$1,206	41%
Cost of revenue	2,022	49%	1,718	59%	304	18%
Gross profit	$2,105	51%	$1,203	41%	$902	75%

In the second quarter of 2024, gross profit increased $0.9 million, or 75%, compared to the same quarter in the prior year. The net increase in gross profit reflects a 41% increase in revenues, offset by a 18% net increase in cost of revenue. Revenue increased from the same quarter in the prior year due to revenues associated with Department of Defense contracts, as well as increases in device sale and royalty revenues. The net increase in cost of revenues was primarily due to the increased activity commensurate with the professional services revenue contracts. Labor, semiconductor tooling, and increased depreciation expenses substantially comprised this increase, with slight offsets from decreased consulting expenses.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended June 30, 2024 compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,527	37%	$1,505	52%	$22	1%
SG&A expense	2,095	51%	1,924	65%	171	9%
Total operating expenses	$3,622	88%	$3,429	117%	$193	6%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $22 thousand increase in R&D expenses in the second quarter of 2024, as compared to the second quarter of 2023, was primarily due to net allocations to cost of revenue resulting from labor and tooling costs attributable to professional services revenue contracts, with slight offsets due to increases in net depreciation and amortization expense from notes payable related to equipment.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.2 million increase in SG&A expenses in the second quarter of 2024, as compared to the second quarter of 2023, was attributable to increases in compensation, offset by decreases in variable incentive compensation and outside services.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended June 30, 2024 compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	June 30,	July 2,
	2024	2023	Amount	Percentage
Interest expense	$(40)	$(50)	$(10)	(20)%
Interest income and other income (expense), net	1	—	1	100%
Total interest (expense), interest income and other income (expense), net	$(39)	$(50)	$(11)	(22)%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the second quarter of this year as compared to the same period in the prior year decreased approximately $10 thousand, which was comprised of a $5 thousand increase in interest expense related to notes payable, a $14 thousand decrease in interest expense and facility fees related to our revolving line of credit facility, and a $1 thousand decrease in interest expense related to IT hardware financing costs. The favorable change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended June 30, 2024, compared to the three months ended July 2, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	June 30,	July 2,
	2024	2023	Amount	Percentage
(Benefit from) provision for income taxes	$(6)	$(7)	$1	(14)%

The Company recorded a net income tax benefit of $6 thousand for the three months ended June 30, 2024 and a net income tax benefit of $7 thousand for the three months ended July 2, 2023. The effective tax rate for the second quarter ended June 30, 2024 was (0.37)% as compared to (0.29)% for the same period in the prior year.

Six Months Ended June 30, 2024 Compared to Six Months Ended July 2, 2023

Revenue

The table below sets forth the changes in revenue in the six months ended June 30, 2024 compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$7,933	78%	$5,288	75%	$2,645	50%
Mature products	2,201	22%	1,766	25%	435	25%
Total revenue	$10,134	100%	$7,054	100%	$3,080	44%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2024 compared to the second quarter of 2023 increased $3.1 million. The increase resulted primarily from increases in professional services eFPGA revenues and revenue from devices and royalties.

New Product Revenue

The table below sets forth the changes in new product revenue in the six months ended June 30, 2024 compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$1,000	10%	$528	7%	$472	89%
eFPGA IP and professional services	6,564	65%	4,667	66%	1,897	41%
SaaS & Other	369	3%	93	2%	276	297%
Total new product revenue	$7,933	78%	$5,288	75%	$2,645	50%

eFPGA IP revenue for the six months ended June 30, 2024 and July 2, 2023 was $6.6 million and $4.7 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the six months ended June 30, 2024 compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$10,134	100%	$7,054	100%	$3,080	44%
Cost of revenue	4,046	40%	3,461	49%	585	17%
Gross profit	$6,088	60%	$3,593	51%	$2,495	69%

In the second quarter of 2024, gross profit increased $2.5 million, or 69%, compared to the same quarter in the prior year. The increase in gross profit reflects a 44% increase in revenues, offset by a 17% net increase in cost of revenue. Revenue increased from the same quarter in the prior year due to revenues associated with Department of Defense contracts, as well as increases in device sale and royalty revenues. The increase in cost of revenues was primarily due to the increased activity commensurate with the professional services revenue contracts. Labor, semiconductor tooling, and increased depreciation expenses, offset by decreases in consulting expenses, substantially comprised this increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the six months ended June 30, 2024 compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended
	June 30, 2024		July 2, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$2,986	29%	$3,134	44%	$(148)	(5)%
SG&A expense	4,446	44%	3,785	54%	661	17%
Total operating expenses	$7,432	73%	$6,919	98%	$513	7%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. The $0.1 million decrease in R&D expenses in the second quarter of 2024, as compared to the second quarter of 2023, was primarily due to allocations to cost of revenue resulting from labor and tooling costs attributable to professional services revenue contracts.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.7 million increase in SG&A expenses in the second quarter of 2024, as compared to the second quarter of 2023, was attributable to increases in equity compensation expenses.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the six months ended June 30, 2024 compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30,	July 2,
	2024	2023	Amount	Percentage
Interest expense	$(109)	$(108)	$1	1%
Interest income and other expense, net	12	(63)	(75)	(119)%
Total interest (expense), interest income and other income (expense), net	$(97)	$(171)	$(74)	(43)%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the second quarter of this year as compared to the same period in the prior year increased approximately $1 thousand, which was comprised of an $8 thousand increase in interest expense related to notes payable, a $6 thousand decrease in interest expense related to our revolving line of credit facility, and a $1 thousand decrease in interest expense related to IT hardware financing costs. The favorable change in interest income and other income (expense), net reflected decreased foreign exchange losses over the prior period.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the six months ended June 30, 2024, compared to the six months ended July 2, 2023 (in thousands, except percentage data):

	Six Months Ended		Change
	June 30,	July 2,
	2024	2023	Amount	Percentage
(Benefit from) provision for income taxes	$1	$—	$1	100%

There was a slight change in the income tax expense for the six months ended June 30, 2024 as compared to the six months ended July 2, 2023. The computed tax rate for the six months ended June 30, 2024 was 0.10% as compared to 0.02% for the six months ended July 2, 2023. The difference between the estimated annual effective income expense of 0.10% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of June 30, 2024. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of June 30, 2024. The projected annual effective tax rate before certain discrete items as of the second quarter of 2024 is 6.38%, as compared to the projected annual effective tax rate of (3.04)% for the same period in the prior year.

Balance Sheet Activities

Balance sheet amounts at June 30, 2024 compared to December 31, 2023 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $0.3 million primarily due to a $2.1 million reduction in accounts receivable and contract assets due to the billing and collection of outstanding receivables, $1.7 million in depreciation and amortization expense, a $1.3 million reduction in cash and cash equivalents due to payment of trade payables, and a $0.4 million reduction in inventory and other assets. This was partially offset by the capitalization of $4.9 million in property, plant, and equipment and internal-use software assets and a $0.2 million increase in prepaid expenses and other receivables.

Liabilities decreased by approximately $5.3 million due to payment of trade payables of $3.2 million, accrued liabilities of $1.4 million, and debt and lease obligations of $0.4 million, as well as the recognition of deferred revenue of $0.3 million. Equity increased $4.9 million due to a $6.4 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $1.4 million net loss for the six months ended June 30, 2024.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, financing arrangements, operating leases, borrowings under a revolving line of credit, and cash flows from operations. In addition to our cash, cash equivalents and restricted cash of $23.3 million, as of June 30, 2024, other sources of liquidity included a $20.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $3.5 million in net proceeds from the sale of our common stock on March 13, 2024. Costs related to the offering were immaterial. Our restricted cash balance as of June 30, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

On April 28, 2023, we converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, we cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, we cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to us. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of June 30, 2024, the related note receivable balance was $1.23 million, including $66 thousand in accrued interest.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of June 30, 2024. As of June 30, 2024, we had $20.0 million outstanding on the Revolving Facility with an interest rate of 9.00%.

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

As of June 30, 2024, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of June 30, 2024, our interest-bearing debt consisted of $1.2 million outstanding under notes payable and $20.0 million outstanding under our Revolving Facility. See Note 7, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of June 30, 2024 and December 31, 2023. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	June 30,	July 2,
	2024	2023
Net cash provided by (used in) operating activities	$(73)	$(321)
Net cash provided by (used in) investing activities	(4,473)	(529)
Net cash provided by (used in) financing activities	3,206	2,214

Net cash provided by (used in) operating activities

For the six months ended June 30, 2024, net cash used in operating activities was $0.1 million, which was primarily due to the net loss of $1.4 million, adjusted for net non-cash charges of $4.3 million, which included $2.5 million of stock-based compensation, $1.7 million in depreciation and amortization expenses, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $2.9 million and was primarily due to decreases in accounts payable and accrued liabilities, partially offset by a decrease in contract assets and accounts receivable.

For the six months ended July 2, 2023, net cash used in operating activities was $0.3 million, which was primarily due to the net loss of $3.5 million, adjusted for net non-cash charges of $2.4 million, which included $1.3 million of stock-based compensation, $0.7 million in depreciation and amortization expenses, $0.2 million in write-downs of inventories, and $0.2 million in ROU asset amortization expenses. Cash inflow from changes in operating assets and liabilities was approximately $0.7 million and was primarily due to increases in accounts receivable and decreases in contract assets, partially offset by decreases in accounts payable and other assets.

Net cash provided by (used in) investing activities

For the six months ended June 30, 2024 and July 2, 2023 cash used in investing activities was $4.5 million and $0.5 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarters ended June 30, 2024 and July 2, 2023, these draw-downs and repayments netted to zero.

For the six months ended June 30, 2024, cash provided by financing activities was $3.2 million, which was primarily derived from the net proceeds of $3.7 million from the common stock issuance, partially offset by $0.5 million in payments related to financing arrangements.

For the six months ended July 2, 2023, cash provided by financing activities was $2.2 million and was primarily derived from the net proceeds of $2.4 million from the common stock issuances and borrowings of notes payable of $0.1 million, partially offset by $0.3 million in payments related to financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

Gary Tauss, Director, adopted a Rule 10b5-1 trading arrangement on March 4, 2024. Under this arrangement, approximately 7,300 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 9, 2025.

Michael Farese, Chairman of the Board, adopted a Rule 10b5-1 trading arrangement on May 21, 2024. Under this arrangement, approximately 14,700 shares of our common stock may be sold, subject to certain conditions, before the plan expires on May 21, 2025.

The above arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	August 14, 2024	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance