Form 10-Q
period 2024-09-29
QUICKLOGIC Corp
filed 2024-11-13
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2024

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

As of November 8, 2024, there were 14,707,072 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

September 29, 2024

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	September 29,	December 31,
	2024	2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$22,364	$24,606
Accounts receivable, net of allowance for doubtful accounts of $24 and $34, as of September 29, 2024 and December 31, 2023, respectively	657	1,625
Contract assets	2,331	3,609
Note receivable, current	—	1,200
Inventories, net	1,780	2,029
Prepaid expenses and other current assets	2,919	1,561
Total current assets	30,051	34,630
Property and equipment, net	14,137	8,948
Capitalized internal-use software, net	2,352	2,069
Right of use assets, net	828	981
Intangible assets, net	457	537
Non-marketable equity investment	300	300
Goodwill	185	185
Note receivable, non-current	1,260	—
Other assets	143	142
TOTAL ASSETS	$49,713	$47,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$20,000	$20,000
Trade payables	2,877	4,657
Accrued liabilities	1,457	2,673
Deferred revenue	449	1,052
Note payable, current	1,798	946
Lease liabilities, current	275	302
Total current liabilities	26,856	29,630
Long-term liabilities:
Lease liabilities, non-current	529	681
Notes payable, non-current	1,314	461
Other liabilities, non-current	125	125
Total liabilities	28,824	30,897
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 14,697 and 14,118 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	15	14
Additional paid-in capital	329,965	322,436
Accumulated deficit	(309,091)	(305,555)
Total stockholders' equity	20,889	16,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,713	$47,792

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Revenue	$4,273	$6,665	$14,407	$13,719
Cost of revenue	1,888	1,537	5,934	4,998
Gross profit	2,385	5,128	8,473	8,721
Operating expenses:
Research and development	1,954	1,933	4,940	5,067
Selling, general and administrative	2,292	1,915	6,738	5,700
Total operating expenses	4,246	3,848	11,678	10,767
Operating income (loss)	(1,861)	1,280	(3,205)	(2,046)
Interest expense	(186)	(48)	(295)	(156)
Interest income and other income (expense), net	(34)	(36)	(22)	(99)
Income (loss) before income taxes	(2,081)	1,196	(3,522)	(2,301)
(Benefit from) provision for income taxes	13	4	14	4
Net income (loss)	$(2,094)	$1,192	$(3,536)	$(2,305)
Net income (loss) per share:
Basic	$(0.14)	$0.09	$(0.25)	$(0.17)
Diluted	$(0.14)	$0.08	$(0.25)	$(0.17)
Weighted average shares outstanding:
Basic	14,555	13,859	14,390	13,377
Diluted	14,555	14,131	14,390	13,377

Note: Net income (loss) equals comprehensive income (loss) for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 29,	October 1,
	2024	2023(1)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,536)	$(2,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,595	1,183
ROU asset amortization	199	274
Stock-based compensation	3,681	1,926
Write-down of inventories and reclassifications	66	605
Other	(10)	3
Changes in operating assets and liabilities:
Accounts receivable	978	2,206
Contract assets	1,278	(2,028)
Inventories	183	(142)
Other assets	(309)	(1,002)
Trade payables	(3,170)	(990)
Accrued liabilities	(1,216)	316
Deferred revenue	(603)	61
Lease liabilities	(225)	(299)
Other long-term liabilities	—	1
Net cash provided by (used in) operating activities	(89)	(191)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(4,120)	(1,730)
Capitalized internal-use software	(841)	(715)
Net cash provided by (used in) investing activities	(4,961)	(2,445)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(916)	(460)
Proceeds from notes payable	—	105
Proceeds from line of credit	60,000	45,000
Repayment of line of credit	(60,000)	(45,000)
Proceeds from issuance of common stock	188	122
Proceeds from issuance of common stock to investors	3,560	2,313
Stock issuance cost	(24)	(20)
Net cash provided by (used in) financing activities	2,808	2,060
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,242)	(576)
Cash, cash equivalents and restricted cash at beginning of period	24,606	19,201
Cash, cash equivalents and restricted cash at end of period	$22,364	$18,625

Supplemental disclosures of cash flow information:
Interest paid	$149	$59
Income taxes paid	$40	$11

Supplemental disclosures of non-cash financing and investing items
Purchases of assets with financing arrangements	$2,621	$551
Stock-based compensation capitalized as internal-use software	$115	$86
Stock-based compensation capitalized as tooling and fixed assets	$9	$23
Purchases of property and equipment in accounts payable	$1,170	$2,296

(1) As revised. Refer to Note 2 for further information.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	$14	$322,436	$(305,555)	$16,895
Issuance of common stock from private placement, net of stock issuance cost	223	—	3,535	—	3,535
Common stock issued under stock plans and employee stock purchase plans	81	—	—	—	—
Stock-based compensation	—	—	1,709	—	1,709
Net income	—	—	—	108	108
Balance at March 31, 2024	14,422	$14	$327,680	$(305,447)	$22,247
Common stock issued under stock plans and employee stock purchase plan	36	—	188	—	188
Stock-based compensation	—	—	920	—	920
Net income (loss)	—	—	—	(1,550)	(1,550)
Balance at June 30, 2024	14,458	$14	$328,788	$(306,997)	$21,805
Common stock issued under stock plans and employee stock purchase plan	239	1	—	—	1
Stock-based compensation	—	—	1,177	—	1,177
Net income (loss)	—	—	—	(2,094)	(2,094)
Balance at September 29, 2024	14,697	$15	$329,965	$(309,091)	$20,889

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	13,202	$13	$317,174	$(305,292)	$11,895
Issuance of common stock from private placement, net of stock issuance cost	450	1	2,292	—	2,293
Common stock issued under stock plans and employee stock purchase plans	34	—	—	—	—
Stock-based compensation	—	—	715	—	715
Net loss	—	—	—	(1,228)	(1,228)
Balance at April 2, 2023	13,686	$14	$320,181	$(306,520)	$13,675
Common stock issued under stock plans and employee stock purchase plan	39	—	122	—	122
Stock-based compensation	—	—	647	—	647
Net income (loss)	—	—	—	(2,269)	(2,269)
Balance at July 2, 2023	13,725	14	320,950	(308,789)	12,175
Common stock issued under stock plans and employee stock purchase plan	181	—	—	—	—
Stock-based compensation	—	—	673	—	673
Net income (loss)	—	—	—	1,192	1,192
Balance at October 1, 2023	13,906	14	321,623	(307,597)	14,040

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

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2024. Operating results for the three and nine months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's third fiscal quarter for 2024 and 2023 ended on September 29, 2024 and October 1, 2023, respectively.

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

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of September 29, 2024, the Company's principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $22.4 million, inclusive of a $20.0 million advance from its Revolving Facility and $3.5 million in net proceeds from the Company's sale of common stock in the nine months ended September 29, 2024. The Company's restricted cash balance as of  September 29, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

The Company was in compliance with all the Revolving Facility loan covenants as of  September 29, 2024. As of September 29, 2024, the Company had $20.0 million outstanding on the Revolving Facility with an interest rate of 8.50%.

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

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of September 29, 2024, the related note receivable balance was $1.26 million, including $97 thousand in accrued interest.

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

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on the Company's ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, SensiML Analytics Toolkit, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

As of  September 29, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 8.50% per annum and 9.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2025. At September 29, 2024, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

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

Note 2 — Significant Accounting Policies

During the three and nine months ended September 29, 2024, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the consolidated financial statements have been modified to conform with current period presentation.

In the nine months ended September 29, 2024, there we no observable indicators of impairment for the non-marketable equity investment. Furthermore, utilizing the probability-of-default method to determine the current expected credit loss for the Company's note receivable, the Company determined the associated current expected credit loss to be de minimis as of September 29, 2024.

Financing Arrangements, Non-Cash Activities, & Correction of an Error

The Company previously classified certain licensed tooling software as leased assets and liabilities under ROU assets and financing lease liabilities pursuant to lease accounting under ASC 842, Leases. Upon further analysis, the Company determined these amounts are intangible assets subject to amortization in accordance with ASC 350, Intangibles, Goodwill, and Other and financed through financing arrangements. As a result, the Company corrected immaterial errors to revise its consolidated statement of cash flows for the nine months ended October 1, 2023. Cash payments on notes payable during the nine months ended October 1, 2023 were $0.5 million, instead of presented as payments of finance lease obligations. Proceeds from notes payable during the nine months ended October 1, 2023 were $0.1 million, instead of increases in accrued liabilities and other long-term liabilities. Additionally, $0.5 million was added to the depreciation and amortization adjustment for amortization of software tools financed through financing arrangements for the nine months ended October 1, 2023.

Conforming the Company's consolidated statement of cash flows for the nine months ended October 1, 2023 to the Company's reclassification at fiscal year 2023 year-end of certain assets from property and equipment to internal-use software resulted in the reclassification of investing cash outflows from capital expenditures to internal-use software in the amount of $0.3 million.

Additionally, non-cash activities of $0.3 million related to deferred charges were removed from the consolidated statement of cash flows. Purchases of assets with financing arrangements were $0.6 million for the nine months ended October 1, 2023.

The Company has determined the correction of these errors did not have a material impact on the Company's financial statements, including net income and the balance of accumulated deficit as of and for the nine months ended October 1, 2023.

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

For the three and nine months ended September 29, 2024 and the nine months ended October 1, 2023, 892 thousand and 925 thousand shares of common stock, respectively, associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period. Warrants to purchase up to 386 thousand shares that were issued in connection with the May 29, 2018, stock offering were not included in the diluted loss per share calculation of the periods presented as they were also considered anti-dilutive due to the net loss the Company experienced during these periods. The warrants were exercisable through  May 29, 2023 at a price of $19.32 per share. The warrants expired unexercised on May 29, 2023.

For the three months ended October 1, 2023, 925 thousand shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. Of these, a 276 thousand share equivalent was determined to be dilutive and included in the computation of diluted net income per share for the period. Estimated proceeds for the dilutive shares were determined to be $147 thousand, which resulted in a reduction of dilutive shares by 4,672 using the treasury stock method at an average market price of $8.41.

Note 4 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items as of September 29, 2024, and December 31, 2023 (in thousands):

	September 29,	December 31,
	2024	2023
Inventories, net:
Work-in-process	$1,438	$1,602
Finished goods	342	427
	$1,780	$2,029
Prepaid expenses and other current assets:
Prepaid taxes	$522	$498
Deferred charges	999	290
Deferred cost of sales	586	2
Other prepaid taxes, royalties, and other prepaid expenses	632	627
Other	180	144
	$2,919	$1,561
Property and equipment, net:
Equipment	$9,613	$10,503
Software tools	3,009	2,163
Tooling	12,437	7,085
Software	1,776	1,803
Furniture and fixtures	58	65
Leasehold improvements	647	580
	27,540	22,199
Less: Accumulated depreciation and amortization	(13,403)	(13,251)
	$14,137	$8,948
Capitalized internal-use software, net:
Capitalized internal-use software	$4,316	$3,491
Less: Accumulated amortization	(1,964)	(1,422)
	$2,352	$2,069
Intangible assets, net:
Intangible assets	$1,156	$1,156
Less: Accumulated amortization	(699)	(619)
	$457	$537
Accrued liabilities:
Accrued compensation	$649	$1,910
Accrued employee benefits	181	57
Accrued payroll tax	141	197
Other	486	509
	$1,457	$2,673

As of September 29, 2024 and December 31, 2023, work-in-process ("WIP") inventories, net consist primarily of $0.4 million and $0.5 million, respectively, of die wafers and $1.0 million and $1.1 million, respectively, of tested, unmarked devices held for sale, which are completed upon customer orders.

The Company capitalized $5.35 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the nine months ended September 29, 2024. $3.6 million in pre-production design and development costs were capitalized as tooling for the nine months ended October 1, 2023. The capitalized assets recognized in the period are owned by the Company.

The Company recorded depreciation and amortization expense of $2.6 million and $1.2 million for the nine months ended September 29, 2024 and October 1, 2023, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.5 million and $0.4 million of amortization expense related to capitalized internal-use software for the nine months ended September 29, 2024 and October 1, 2023, respectively.

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

Note 6 — Intangible Assets

The following table provides the details of the carrying value of intangible assets recorded from the 2019 acquisition of SensiML at  September 29, 2024 (in thousands):

	September 29, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.25	$959	$(551)	$408
Customer relationships	—	81	(81)	—
Trade names and trademarks	4.25	116	(67)	49
Total acquired identifiable intangible assets		$1,156	$(699)	$457

The following table provides the details of future annual amortization of intangible assets, based upon the current useful lives at  September 29, 2024 (in thousands):

Amount
Annual Fiscal Years
2024 (remaining period)	$27
2025	107
2026	107
2027	107
2028	109
Total	$457

Note 7 — Debt Obligations

Revolving Line of Credit

As of September 29, 2024 and December 31, 2023, the Company had $20.0 million of revolving debt outstanding with an interest rate of 8.50% per annum and 9.00% per annum, respectively. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $149 thousand and $205 thousand for the three and nine months ended September 29, 2024, respectively and $30 thousand and $92 thousand for the three and nine months ended October 1, 2023, respectively.

Financing Arrangements

The amount of assets, net purchased through financing arrangements on the condensed consolidated balance sheet were $3.2 million and $1.0 million as of  September 29, 2024 and October 1, 2023, respectively. The financed assets consist primarily of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components. The corresponding note payable amount for these financing arrangements was $3.1 million and $1.0 million as of September 29, 2024 and October 1, 2023, respectively. Payments related to financing arrangements were $0.4 million and $0.9 million for the three and nine months ended September 29, 2024, respectively, and $0.2 million and $0.5 million for the three and nine months ended October 1, 2023, respectively. The Company's outstanding financing arrangements as of  September 29, 2024 have remaining terms of 0.27 years to 2.57 years, with a weighted average remaining term of 1.91 years. Stated interest rates for its financing arrangements outstanding as of  September 29, 2024 range from 6.75% to 9.89%, with a weighted average interest rate of 8.89%. The Company's outstanding financing arrangements as of  October 1, 2023 had remaining terms of 0.92 years to 2.46 years, with a weighted average remaining term of 1.70 years. Stated interest rates for its financing arrangements outstanding as of  October 1, 2023 ranged from 3.75% to 9.89%, with a weighted average interest rate of 6.93%.

The following table provides the details of future payments for assets purchased through financing arrangements as of  September 29, 2024 (in thousands):

Financing Arrangements
2024 (remaining period)	$528
2025	1,852
2026	680
2027	340
Total payments	3,400
Less: Interest	(288)
Present value of financing arrangements	$3,112

Note 8 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to three years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Total rent expenses were $0.1 million for the three months ended September 29, 2024 and October 1, 2023 and $0.3 million for the nine months ended September 29, 2024 and October 1, 2023.

The following table provides the expenses related to operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease costs:
Fixed	$92	$100	$284	$301
Short term	4	4	13	13
Total	$96	$104	$297	$314

The following table provides the details of supplemental cash flow information (in thousands):

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$287	$315

Non-cash ROU assets related to operating leases included in the operating cash flows for the nine months ended September 29, 2024 and October 1, 2023 were $199 thousand and $274 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of September 29, 2024 and December 31, 2023 (in thousands):

	September 29, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$828	$981
Lease liabilities:
Operating leases	$804	$983

The following table provides the details of future lease payments for operating leases as of September 29, 2024 (in thousands):

Operating Leases
2024 (remaining period)	$91
2025	339
2026	349
2027	128
Total lease payments	907
Less: Interest	(103)
Present value of lease liabilities	$804

The following table provides the details of lease terms and discount rates as of September 29, 2024 and December 31, 2023:

	September 29, 2024	December 31, 2023
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	2.67	3.25
Weighted-average discount rates:
Operating leases	6.00%	6.00%

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

Note 10 — Stock-Based Compensation

Stock-based compensation expense included in the Company's consolidated financial statements for the three and nine months ended September 29, 2024 and October 1, 2023 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenue	$180	$73	$505	$239
Research and development	323	171	877	513
Selling, general and administrative	645	372	2,131	1,165
Total	$1,148	$616	$3,513	$1,917

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software and tooling, net of ($27 thousand) and $124 thousand for the three and nine months ended September 29, 2024, respectively and $48 thousand and $109 thousand for the three and nine months ended October 1, 2023, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software and tooling.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the nine months ended September 29, 2024 (in thousands):

Shares Available for Grants
Balance at December 31, 2023	595
Restricted stock units (RSUs) granted	(596)
PSUs/RSUs forfeited or expired	51
Options expired	6
Balance at September 29, 2024	56

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the nine months ended September 29, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 31, 2023	60	$19.45
Forfeited or expired	(6)	$51.19
Balance outstanding, exercisable, and vested at September 29, 2024	54	$15.64	1.76	$—

No stock options were granted or exercised during the nine months ended September 29, 2024 and October 1, 2023. Stock options equivalent to 6 thousand and 2 thousand shares expired during the nine months ended September 29, 2024 and October 1, 2023.

Total stock-based compensation related to stock options was $0 during the nine months ended September 29, 2024 and October 1, 2023.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately $1.1 million and $3.4 million for the three and nine months ended September 29, 2024, respectively and $0.6 million and $1.8 million, for the three and nine months ended October 1, 2023, respectively.

As of  September 29, 2024 and October 1, 2023, there was approximately $3.8 million and $3.7 million, respectively, in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of September 29, 2024 is expected to be recorded over a weighted average period of 1.19 years.

A summary of activity for the Company's RSUs and PRSUs for the nine months ended September 29, 2024 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2023	589	$7.35
Granted	596	9.68
Vested and released	(332)	9.39
Forfeited	(51)	13.13
Nonvested at September 29, 2024	802	$7.87

Employee Stock Purchase Plan

Total stock-based compensation related to the Company's Employee Stock Purchase Plan was approximately $32 thousand and $73 thousand for the three and nine months ended September 29, 2024, respectively and $25 thousand and $100 thousand, for the three and nine months ended October 1, 2023, respectively.

Note 11 — Income Taxes

The Company recorded a net income tax expense of $13 thousand and $4 thousand for the three months ended September 29, 2024 and October 1, 2023, respectively. Additionally, the Company recorded a net income tax expense of $14 thousand and $4 thousand for the nine months ended September 29, 2024 and October 1, 2023, respectively. The difference between the estimated annual effective tax expense of 0% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of September 29, 2024. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of September 29, 2024.

Note 12 — Information Concerning Product Lines, Geographic Information and Revenue Concentration

The Company identifies its business segment based on business activities, management responsibility and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The following is a breakdown of revenue by product family (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
New products	$3,537	$6,096	$11,470	$11,384
Mature products	736	569	2,937	2,335
Total revenue	$4,273	$6,665	$14,407	$13,719

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Hardware products	$28	$248	$1,028	$776
eFPGA IP and professional services	3,445	5,838	10,009	10,505
SaaS & Other	64	10	433	103
New products revenue	$3,537	$6,096	$11,470	$11,384

eFPGA IP and professional services revenue for the three months ended September 29, 2024 and October 1, 2023 was $3.4 million and $5.8 million, respectively, and for the nine months ended September 29, 2024 and October 1, 2023 was $10.0 million and $10.5 million, respectively, which were primarily professional services revenue.

Contract assets related to professional services revenue were $2.3 million and $4.0 million as of September 29, 2024 and October 1, 2023, respectively. Contract liabilities related to professional services revenue were $0.4 million and $0.3 million as of September 29, 2024 and October 1, 2023, respectively. As of December 31, 2023, $1.1 million in deferred revenues were outstanding. In the nine months ended September 29, 2024, $1.0 million of the outstanding $1.1 million in deferred revenues was recognized by the Company as revenue. Of the $0.4 million in deferred revenues as of September 29, 2024, the Company expects to recognize these revenues using the input time-based method through the end of Q1'25. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $1.2 million by Q2'25, either through the input time-based method or the output method, recognizing revenue as deliverables such as IP and various technologies and training are transferred or provided to the customer. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue in the United States was $3.7 million, or 85% of total revenue, and $12.0 million, or 83% of total revenue for the three and nine months ended September 29, 2024, respectively and $6.0 million, or 91% of total revenue, and $11.7 million, or 85% of total revenue for the three and nine months ended October 1, 2023, respectively.

The following is a breakdown of revenue by destination (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Asia Pacific	$518	$371	$1,656	$1,540
North America	3,663	6,051	12,317	11,739
Europe	92	243	434	440
Total revenue	$4,273	$6,665	$14,407	$13,719

The following distributors and customers accounted for 10% or more of the Company's revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2024	2023	2024	2023
Distributor "A"	11%	*	10%	11%
Customer "A"	53%	84%	57%	67%
Customer "B"	10%	*	*	*
Customer "J"	18%	*	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable as of the dates presented:

	September 29,	December 31,
	2024	2023
Customer "A"	69%	86%
Customer "J"	16%	*

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of September 29, 2024, the Company had $89 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of September 29, 2024, total outstanding purchase obligations for other goods and services were $2.4 million due within the next twelve months, not recorded on the Company's consolidated balance sheet.

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

Our new products include the following: eFPGA IP Licensing business and associated professional services, consisting of development and integration of eFPGA technology into custom semiconductor solutions and our silicon products consisting of EOS™, QuickAI™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. In addition to delivering our own semiconductor solutions, our new products category includes our AI/ML Software Platform from our wholly-owned subsidiary company, SensiML, which includes Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new products revenue category. Our mature products include primarily FPGA families named PASIC®3 and QuickRAM®, as well as programming hardware and design software. We currently have a total of four patent applications pending.

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

Customers typically order our products through our distributors. Currently, we have 11 active distributors in the United States and a network of 18 active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers and SensiML SaaS subscribers typically enter into licensing agreements directly with QuickLogic and SensiML, respectively.

We also have an Aerospace and Defense, industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

During the third quarter of 2024, we generated total revenue of $4.3 million, an increase of 4% compared to the prior quarter, and a decrease of 36% compared to the same quarter last year. Our new product revenue in the third quarter was $3.5 million, an increase of 16% from the prior quarter and a decrease of 42% from the third quarter of 2023. Our mature product revenue was $0.7 million in the third quarter of 2024, a decrease of 31% compared to the prior quarter, and an increase of 29% compared to the third quarter of 2023. We expect our mature product revenue to continue to fluctuate over time.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services and SensiML initiatives. Overall, we reported a net loss of $2.1 million for the third quarter of 2024, as compared to a net loss of $1.6 million in the prior quarter and a net income of $1.2 million for the third quarter of 2023.

As of September 29, 2024, we had one operating lease with a remaining lease term of 2.67 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and nine months ended September 29, 2024, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 27, 2024.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	100%	100%	100%	100%
Cost of revenue	44%	23%	41%	36%
Gross profit	56%	77%	59%	64%
Operating expenses:
Research and development	46%	29%	34%	37%
Selling, general and administrative	54%	29%	47%	42%
Income (loss) from operations	(44)%	19%	(22)%	(15)%

Interest expense	(4)%	(1)%	(2)%	(1)%
Interest income and other income (expense), net	(1)%	—%	—%	(1)%
Income (loss) before income taxes	(49)%	18%	(24)%	(17)%
(Benefit from) provision for income taxes	—%	—%	1%	—%
Net income (loss)	(49)%	18%	(25)%	(17)%

Three Months Ended September 29, 2024 Compared to Three Months Ended October 1, 2023

Revenue

The table below sets forth the changes in revenue in the three months ended September 29, 2024 compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,537	83%	$6,096	91%	$(2,559)	(42)%
Mature products	736	17%	569	9%	167	29%
Total revenue	$4,273	100%	$6,665	100%	$(2,392)	(36)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the third quarter of 2024 compared to the third quarter of 2023 decreased $2.4 million. The increase resulted primarily from decreases in professional services eFPGA revenues and revenues from sales of new devices, partially offset by increases in revenues from sales of mature devices.

New Product Revenue

The table below sets forth the changes in new product revenue in the three months ended September 29, 2024 compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$28	1%	$248	3%	$(220)	(89)%
eFPGA IP and professional services	3,445	81%	5,838	88%	(2,393)	(41)%
SaaS & Other	64	1%	10	0%	54	540%
Total new product revenue	$3,537	83%	$6,096	91%	$(2,559)	(42)%

eFPGA IP revenue for the three months ended September 29, 2024 and October 1, 2023 was $3.4 million and $5.8 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the three months ended September 29, 2024 compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,273	100%	$6,665	100%	$(2,392)	(36)%
Cost of revenue	1,888	44%	1,537	23%	351	23%
Gross profit	$2,385	56%	$5,128	77%	$(2,743)	(53)%

In the third quarter of 2024, gross profit decreased $2.7 million, or 53%, compared to the same quarter in the prior year. The net decrease in gross profit reflects a 36% decrease in revenues, combined with a 23% net increase in cost of revenue. Revenue decreased from the same quarter in the prior year due to the timing of Department of Defense contracts. The net increase in cost of revenues was primarily due to the increased activity commensurate with the professional services revenue contracts. Labor and increased depreciation expenses from capitalized tooling substantially comprised this increase, with slight offsets from decreased consulting and software expenses.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the three months ended September 29, 2024 compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,954	46%	$1,933	29%	$21	1%
SG&A expense	2,292	54%	1,915	29%	377	20%
Total operating expenses	$4,246	100%	$3,848	58%	$398	10%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses for the third quarter of 2024 as compared to the same quarter in 2023 were essentially flat, reflecting continued allocation of R&D resources to COGS for revenue contracts with customers.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.4 million increase in SG&A expenses in the third quarter of 2024, as compared to the third quarter of 2023, was attributable primarily to increases in compensation.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the three months ended September 29, 2024 compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29,	October 1,
	2024	2023	Amount	Percentage
Interest expense	$(186)	$(48)	$138	288%
Interest income and other income (expense), net	(34)	(36)	(2)	(6)%
Total interest (expense), interest income and other income (expense), net	$(220)	$(84)	$136	162%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the third quarter of this year as compared to the same period in the prior year increased approximately $138 thousand, which was comprised of a $21 thousand increase in interest expense related to notes payable, a $119 thousand increase in interest expense and facility fees related to our revolving line of credit facility, and a $1 thousand decrease in interest expense related to IT hardware financing costs. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, remained essentially flat.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the three months ended September 29, 2024, compared to the three months ended October 1, 2023 (in thousands, except percentage data):

	Three Months Ended		Change
	September 29,	October 1,
	2024	2023	Amount	Percentage
(Benefit from) provision for income taxes	$13	$4	$9	225%

The Company recorded a net income tax expense of $13 thousand for the three months ended September 29, 2024 and a net income tax expense of $4 thousand for the three months ended October 1, 2023. The effective tax rate benefit for the third quarter ended September 29, 2024 was (0.60)% as compared to 0.20% for the same period in the prior year.

Nine Months Ended September 29, 2024 Compared to Nine Months Ended October 1, 2023

Revenue

The table below sets forth the changes in revenue in the nine months ended September 29, 2024 compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$11,470	80%	$11,384	83%	$86	1%
Mature products	2,937	20%	2,335	17%	602	26%
Total revenue	$14,407	100%	$13,719	100%	$688	5%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenue. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the third quarter of 2024 compared to the third quarter of 2023 increased $0.7 million. The increase resulted primarily from increases in SaaS IP revenues and revenue from devices and royalties.

New Product Revenue

The table below sets forth the changes in new product revenue in the nine months ended September 29, 2024 compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$1,028	7%	$776	6%	$252	32%
eFPGA IP and professional services	10,009	69%	10,505	77%	(496)	(5)%
SaaS & Other	433	4%	103	—%	330	320%
Total new product revenue	$11,470	80%	$11,384	83%	$86	1%

eFPGA IP revenue for the nine months ended September 29, 2024 and October 1, 2023 was $10.0 million and $10.5 million, respectively, which were primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit for the nine months ended September 29, 2024 compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$14,407	100%	$13,719	100%	$688	5%
Cost of revenue	5,934	41%	4,998	36%	936	19%
Gross profit	$8,473	59%	$8,721	64%	$(248)	(3)%

In the third quarter of 2024, gross profit decreased $0.2 million, or 3%, compared to the same quarter in the prior year. The decrease in gross profit reflects a 19% net increase in cost of revenue, partially offset by a 5% increase in revenues. Revenue increased from the same quarter in the prior year due to increases in SaaS IP revenues and revenue from devices and royalties. The increase in cost of revenues was primarily due to the increased activity commensurate with the professional services revenue contracts. Contract manufacturing and outside services related to revenue contracts with customers substantially comprised this increase.

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

Operating Expenses

The table below sets forth the changes in operating expenses for the nine months ended September 29, 2024 compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended
	September 29, 2024		October 1, 2023		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$4,940	34%	$5,067	37%	$(127)	(3)%
SG&A expense	6,738	47%	5,700	42%	1,038	18%
Total operating expenses	$11,678	81%	$10,767	79%	$911	8%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses remained essentially flat in the nine months ending September 29, 2024 as compared to the same period in the prior year, which was primarily due to continued allocations of R&D resources to costs of revenues resulting from labor and tooling costs attributable to professional services revenue contracts with customers.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $1.0 million increase in SG&A expenses in the nine months ending September 29, 2024 as compared to the same period in the prior year, was primarily attributable to increases in equity and compensation expenses.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net, for the nine months ended September 29, 2024 compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 29,	October 1,
	2024	2023	Amount	Percentage
Interest expense	$(295)	$(156)	$139	89%
Interest income and other expense, net	(22)	(99)	(77)	(78)%
Total interest (expense), interest income and other income (expense), net	$(317)	$(255)	$62	24%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to our revolving loan's interest rate variability. Interest expense for the second quarter of this year as compared to the same period in the prior year increased approximately $139 thousand, which was comprised of an $28 thousand increase in interest expense related to notes payable, a $113 thousand increase in interest expense related to our revolving line of credit facility, and a $2 thousand decrease in interest expense related to IT hardware financing costs. The favorable change in interest income and other income (expense), net reflects accrued interest receivable related to note receivables with offsets related to slight increase in foreign exchange losses.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes in the nine months ended September 29, 2024, compared to the nine months ended October 1, 2023 (in thousands, except percentage data):

	Nine Months Ended		Change
	September 29,	October 1,
	2024	2023	Amount	Percentage
(Benefit from) provision for income taxes	$14	$4	$10	250%

There was a slight increase in the income tax expense for the nine months ended September 29, 2024 as compared to the nine months ended October 1, 2023. The computed tax rate for the nine months ended September 29, 2024 was (0.40%) as compared to (0.13%) for the nine months ended October 1, 2023. The difference between the estimated annual effective income expense of 0% and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of September 29, 2024. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of September 29, 2024. The projected annual effective tax rate before certain discrete items as of the third quarter of 2024 is 0%, as compared to the projected annual effective tax rate of 2.67% for the same period in the prior year.

Balance Sheet Activities

Balance sheet amounts at September 29, 2024 compared to December 31, 2023 resulted from typical and usual activities in the normal course of business.

Total assets increased by approximately $1.9 million, primarily due to the capitalization of $7.8 million in property, plant, and equipment and internal-use software assets and a $1.4 million increase in other current assets, partially offset by $2.6 million in depreciation and amortization expense, a $2.2 million reduction in cash and cash equivalents due to payment of trade payables, a $2.2 million reduction in accounts receivable and contract assets due to the billing and collection of outstanding receivables, and a $0.2 million reduction in inventory.

Liabilities decreased by approximately $2.1 million due to payment of trade payables of $1.8 million, accrued liabilities of $1.2 million, and debt and lease obligations of $1.1 million, as well as the recognition of deferred revenue of $0.6 million. This was partially offset by an increase of $2.6 million in notes payable due to the purchase of additional software assets through financing arrangements. Equity increased $4.0 million due to a $7.5 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $3.5 million net loss for the nine months ended September 29, 2024.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, financing arrangements, operating leases, borrowings under a revolving line of credit, and cash flows from operations. In addition to our cash, cash equivalents and restricted cash of $22.4 million, as of September 29, 2024, other sources of liquidity included a $20.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $3.5 million in net proceeds from the sale of our common stock on March 13, 2024. Costs related to the offering were immaterial. Our restricted cash balance as of September 29, 2024 was $0.1 million and relates to amounts pledged as cash security for the use of credit cards.

On April 28, 2023, we converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, we cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, we cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to us. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of September 29, 2024, the related note receivable balance was $1.26 million, including $97 thousand in accrued interest.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of September 29, 2024. As of September 29, 2024, we had $20.0 million outstanding on the Revolving Facility with an interest rate of 8.50%.

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

Various factors affect our liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on our ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, SensiML Analytics Toolkit, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the company; the issuance and exercise of stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

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

As of September 29, 2024, most of our cash, cash equivalents and restricted cash were invested in a money market account at Heritage Bank. As of September 29, 2024, our interest-bearing debt consisted of $3.1 million outstanding under notes payable and $20.0 million outstanding under our Revolving Facility. See Note 7, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of September 29, 2024 and December 31, 2023. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended
	September 29,	October 1,
	2024	2023
Net cash provided by (used in) operating activities	$(89)	$(191)
Net cash provided by (used in) investing activities	(4,961)	(2,445)
Net cash provided by (used in) financing activities	2,808	2,060

Net cash provided by (used in) operating activities

For the nine months ended September 29, 2024, net cash used in operating activities was $0.1 million, which was primarily due to the net loss of $3.5 million, adjusted for net non-cash charges of $6.5 million, which included $3.7 million of stock-based compensation, $2.6 million in depreciation and amortization expenses, and $0.2 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $3.1 million and was primarily due to decreases in accounts payable, accrued liabilities, and deferred revenues, partially offset by a decrease in contract assets and accounts receivable.

For the nine months ended October 1, 2023, net cash used in operating activities was $0.2 million, which was primarily due to the net loss of $2.3 million, adjusted for net non-cash charges of $4.0 million, which included $1.9 million of stock-based compensation, $1.2 million in depreciation and amortization expenses, $0.6 million in write-downs of inventories, and $0.3 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $1.9 million and was primarily due to increases in contract assets and other assets and decreases in accounts payable and lease liabilities, partially offset by decreases in accounts receivable and increases in accrued liabilities.

Net cash provided by (used in) investing activities

For the nine months ended September 29, 2024 and October 1, 2023 cash used in investing activities was $5.0 million and $2.4 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarters ended September 29, 2024 and October 1, 2023, these draw-downs and repayments netted to zero.

For the nine months ended September 29, 2024, cash provided by financing activities was $2.8 million, which was primarily derived from the net proceeds of $3.7 million from the common stock issuance, partially offset by $0.9 million in payments related to financing arrangements.

For the nine months ended October 1, 2023, cash provided by financing activities was $2.1 million and was primarily derived from the net proceeds of $2.4 million from the common stock issuances and borrowings of notes payable of $0.1 million, partially offset by $0.5 million in payments related to financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of September 29, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended September 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended September 29, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	November 13, 2024	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance