Form 10-K
period 2024-12-29
QUICKLOGIC Corp
filed 2025-03-26
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 29, 2024

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

Yes ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024, the registrant’s most recently completed second fiscal quarter, was $124,844,817 based upon the last closing price reported for such date on the Nasdaq Capital Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 21, 2025, the registrant had 15,799,036 shares of common stock outstanding.

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

Risk Factor Summary

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows, but are not limited to, the following:

Risks Related to Our Business

•	We have incurred losses in the past years. We may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity, and as a result, our financial condition and operating results could be materially and adversely affected.

•	Our future operating results are likely to fluctuate and therefore, may fail to meet expectations, which could materially adversely affect our business, results of operations, and financial condition.

•	Our margins vary.

•	Cyberattacks, like our January 2023 cybersecurity incident that was previously disclosed, can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

•	We may be unable to adequately protect our intellectual property rights and may face significant expenses as a result of future litigation.

•	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers, and other key management or technical personnel.

•	There may be some effects of system outages or data security breaches, which could adversely affect our operations, financial results, or reputation.

•	Our company’s global operations are subject to risks and uncertainties.

•	We may not be able to achieve the anticipated synergies and benefits from business acquisitions.

•	Litigation could adversely impact our consolidated financial position.

•	If a financial institution holding our funds fails, we may not be able to pay our operational expenses or make other payments, which could adversely impact our liquidity and financial performance. Deterioration of financial markets may result in our inability to borrow on favorable terms, which could adversely impact our ability to pursue our growth and other strategic initiatives.

•	Our business is subject to political, economic, and health risks, natural disasters, and other catastrophic events, which could have a material adverse effect on our business operations.

•	Our insurance may not adequately cover certain risks and, as a result, our financial condition and results may be adversely affected.

•	Pandemics or other widespread public health problems could adversely affect our business, results of operations, and financial condition in a material way.

•	Changes to existing accounting pronouncements or taxation rules or practices may cause adverse income fluctuations or affect our reported financial results or how we conduct our business.

•	We may have increased difficulty attracting and retaining qualified, outside board members.

Risks Related to Our Common Stock

•	We may be unable to accurately estimate quarterly revenue, which could adversely affect the trading price of our stock.

•	If we do not maintain compliance with the listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

•	The market price of our common stock may fluctuate significantly and could lead to securities litigation.

•	Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders.

•	If, in the future, we conclude our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Risks Related to Our Industry and Global and Economic Conditions

•	The semiconductor industry is highly competitive, and has experienced significant consolidation, and if we are unable to compete effectively or identify attractive opportunities for consolidation, it could materially adversely affect our business and results of operations.

•	The semiconductor business is subject to downward price pressure.

•	Both we and our customers are subject to laws, regulations, and similar requirements, changes to which may adversely affect our business, results of operations, and financial condition.

Risks Related to Our Products

•	If we fail to successfully develop, introduce, and sell new products and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

•	If a market for our new products does not develop, or if our products do not meet customer needs, the loss of or reduction in orders could adversely affect our revenue and harm our business's financial condition, operating results and cash flows.

•	If our AI products are not low touch, the cost of addressing the fragmented AI market will be high, which will delay market penetration, result in reduced revenues, or require increased expenses, any of which could adversely affect our revenue and harm our business financial condition, operating results, and cash flows.

•	Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources on the design of their products.

•	If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

•	Our business could be adversely affected by undetected errors or defects in our products.

•	We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner.

•	Rising concern of potential export restrictions could materially and adversely affect our business and results of operations.

•	Our business could suffer as a result of tariffs and trade sanctions or similar actions.

•	Exchange rate fluctuations could adversely affect our company’s results of operations and financial condition.

•	We have implemented import and export control procedures to comply with United States regulations, but we are still exposed to potential risks from import and export activity.

Risks Related to Our Customers and Partners

•	We currently depend on a limited number of significant customers, for a significant portion of our revenue, and the loss of, or reduction in orders from, such significant customers could adversely affect our revenue and harm our business financial condition, operating results, and cash flows.

•	Our revenue from U.S. Government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.

•	We depend upon partnering with other companies to offer voice, motion, and other solutions into our platform.

•	We depend on our relationships with third parties to manufacture our new hardware products.

•	We depend upon third parties for silicon IP, RTL, design, physical design, verification and assembly of our silicon platforms and any failure to meet our requirements in a timely fashion may adversely affect our time to market and revenue.

•	We depend upon partnering with other companies to develop IP, reference platforms, algorithms, and system software.

•	We depend upon third parties to fabricate, assemble, test, and program our products, and to provide logistics services. Any problems with these third parties could adversely affect our business, results of operations, and financial condition.

•	We entered into informal partnerships with certain third parties for the development of solutions. Our business could be adversely affected if such informal partnerships fail to grow as we expected.

•	Our solutions face competition from suppliers of ASSPs, integrated application processors, low-power FPGAs, low-power MCUs, ASICs, and eFPGA IP.

•	We may engage in manufacturing, distribution, or technology agreements that involve numerous risks, including the use of cash, erosion of margins due to royalty obligations or revenue sharing, and diversion of resources.

•	We have entered and will continue to enter into strategic licensing and collaborative partnerships and relationships with third parties. The anticipated benefits of these partnerships and relationships may never materialize and these partnerships and relationships may instead disrupt our business and harm our financial condition.

PART I

ITEM 1. BUSINESS

General

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We provide innovative, programmable silicon and software platforms to enable our customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, we are a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), discrete FPGAs, and AI software. Our customers can use our eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit (ASIC) products, our SoCs to run our customers' software and build their hardware around, and our discrete FPGAs to implement their custom functionality. The Analytics Toolkit from SensiML Corporation ("SensiML"), our wholly-owned subsidiary, provides an end-to-end Artificial Intelligence / Machine Learning solution with accurate sensor algorithms using AI technology. The full range of products, software tools, and eFPGA IP enables the practical and efficient field programmability for our customers across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

Our new products include the following: eFPGA IP Licensing business, associated professional services, consisting of development and integration of eFPGA technology into custom semiconductor solutions, and our silicon products consisting of EOS™, QuickAI™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. In addition to delivering our own semiconductor solutions, our new products category includes our AI/ML Software Platform from our wholly-owned subsidiary company, SensiML, which includes Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new products revenue category. Our mature products include primarily FPGA families named PASIC®3 and QuickRAM®, as well as programming hardware and design software.

For our IP and silicon platforms, we collaborate with multiple partners on co-marketing and/or co-selling initiatives. These partners could have primary business lines in semiconductor IP, Design Services, semiconductor foundry, semiconductor assembly and test, and others.

For our AI/ML Software, SensiML collaborates with several microcontroller and sensor manufacturers to integrate the microcontroller and/or sensor manufacturers’ development kits with SensiML’s Analytics Toolkit in order to showcase combined solutions for AI/ML applications. Currently, these collaborations include On Semiconductor Corp., Microchip Technology Inc., Silicon Laboratories, Inc., Arduino, NXP Semiconductors N.V., Raspberry Pi, and Nordic Semiconductor.

Our eFPGA IP is currently developed on 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, and 250nm process nodes with a roadmap to more advanced, sub-10nm nodes. The licensable IP is generated by our automated compiler tool called Australis™, which enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, including existing new product platforms and platforms currently in development. We expect our business growth to be driven mainly by eFPGA IP and our silicon solutions. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sale, and marketing of our new solution platforms, IP, and software.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31. References to Fiscal Years 2024, 2023, and 2022 refer to the Fiscal Years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

System designers can customize their products using programmable logic, ASICs, or MCUs. The competitive dynamic between these classes of core silicon is well understood. High development risks, development costs, and opportunity costs are incurred when using ASICs to produce custom hardware products with either very low unit production cost or unique functionality that is only achievable with a customer ASIC solution. Suppliers of programmable logic hardware products, which have lower development and market risks and development costs relative to ASICs, have aggressively reduced the unit cost of their products over time, making programmable logic hardware products the solution of choice for custom products unless the volume is very high or the functionality and/or operating environment is unique. These cost reduction efforts have significantly increased the volume required to justify the total cost of an ASIC.

Field Programmable Gate Array ("FPGA") technology has been used historically by system companies and OEMs to develop and deploy customer-specific functionality with fast time-to-market and low development costs. End market use includes Aerospace and Defense, Industrial, Computing, Communications, IoT, and Consumer. According to a recent research report published by Markets and Markets, the FPGA market was valued at $12.1 billion in 2024 and is projected to reach $25.8 billion by 2029, growing at a CAGR of 16.4% during the forecast period from 2024 to 2029. Additionally, according to SNS Insider, the military and aerospace segment is expected to grow at the fastest CAGR, fueled by the adoption of embedded FPGAs. High-density FPGAs provide advanced levels of integration, reliability, and low-leakage power consumption required for high-performance aviation and defense applications. The emergence of embedded field programmable gate array IP technology ("eFPGA IP") has particularly favored the aerospace and defense industry by offering even better integration, reliability, and low power options over the use of traditional discrete FPGAs.

The Aerospace and Defense and Industrial markets are well served by existing core silicon or custom ASIC development. Although much of these markets' uses are generally not as price, power, and size sensitive, there are use cases for reducing size, weight, and power. When there is a strong need for a custom solution to address specific functionality or operating environment (e.g., high radiation, extended temperature ranges, etc.), designers often turn to discrete FPGAs, or in some cases when standard FPGAs do not exist, an ASIC. QuickLogic FPGAs have a loyal following in certain segments of these markets, particularly when instant-on, energy efficiency, high reliability, or intellectual property security is important.

Since 2022, QuickLogic has also entered into multiple, large eFPGA-related contracts with customers in the Aerospace and Defense market and expects to continue to do so in the future. Historically, the Defense market has followed QuickLogic’s mature products revenue trend, but recent advancements in QuickLogic’s Australis IP generator tool, the recent Strategic Radiation Hardened FPGA contract for the U.S. Department of Defense, participation in the DARPA Toolbox, and other eFPGA-related contracts with the Defense Industrial Base have enabled renewed interest from customers in this area. Consequently, QuickLogic expects these trends to be a primary growth driver.

Markets and Product Technology

We market our programmable logic (FPGAs and eFPGA IP) solutions primarily to Defense Industrial Base contractors, U.S. Government entities, System OEMs, and fabless semiconductor companies. These customers may value one or more of our product categories. A solution can be based on our programmable technology, which enables customized designs, low power, flexibility, rapid time-to-market, longer time-in-market, and lower total cost of ownership. We are capable of providing complete solutions because of our investment in developing the low power IP and software required to implement specific functions. In some cases, we develop the IPs and either software or firmware ourselves and, in other cases, we utilize third parties to develop the mixed signal physical layers, logic, and/or software.

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

The second type of programmable logic is our ViaLink® OTP technology. ViaLink is our proprietary and patented technology and possesses the characteristics of non-volatility and instant-on, very low standby power, low dynamic power, and small form factor.

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

3. FPGA User Tools

We develop, maintain and support software tools that our customers use to program their designs into our FPGA, eFPGA IP, and SoC products. By design, all programmable logic technology is unconfigured in its default state after manufacturing. Designers using programmable logic must configure the state of the programmable logic to match their requirements; this is accomplished by a suite of tools commonly referred to as FPGA User Tools. There are two such categories of FPGA User Tools – proprietary and open-source. Historically, FPGA/eFPGA vendors have provided only proprietary versions of these tools to their customers. For our Mature products, we continue to support a 100% proprietary FPGA User Tool. For our new products and eFPGA IP, we support a 100% open-source version, as well as a hybrid FPGA User Tool called Aurora that combines open-source and proprietary technology, including logic synthesis via Synopsys's Synplify® product.

4. Silicon Platforms

We have two types of silicon platforms, discrete FPGAs and SoCs that embed FPGA technology. We have a variety of discrete FPGAs – historically based on our ViaLink technology and more recently based on our Reprogrammable technology (either SRAM- or MRAM-based configuration). We also have multiple silicon platforms that fall under the SoC category - ArcticLink, EOS S3, EOS S3 LV, and EOS S3AI. Our SoC platforms combine mixed signal physical functions, hard-wired logic, and programmable logic on one device. Adding hard-wired IP enables us to deliver more logic at lower cost and lower power, while the programmable logic allows us to provide solutions that can be rapidly customized to differentiate products, add features, and reduce system development costs. This combination of mixed signal, hard-wired logic, and programmable logic enables us to deliver low cost, small form factor solutions that can be customized for a particular customer or market requirements while lowering the total cost of ownership.

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

Marketing, Sales and Customers

We monetize our technology through hardware product sales and eFPGA IP licenses, with any necessary corresponding work delivered via professional engineering services, SensiML Analytics Toolkit subscriptions, and per unit royalties. We specialize in enabling field programmability of our customers' systems - ether via our discrete Field Programmable Gate Array devices or our eFPGA IP. For our customers, we enable hardware programmability cost-effectively and at low power.

Our embedded FPGA technology gives ASIC and SoC developers the benefit of flexibility to make post-manufacturing design changes at very fast time-to- and time-in-market, while keeping power consumption low. Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2, EOS 3, EOS S3 LV, and EOS S3AI provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric, and environmental) sensor processing independently of the cloud. Our SensiML Analytics Toolkit is cutting-edge software that enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. The Toolkit also provides an end-to-end development platform spanning data collection, labeling, algorithm and firmware auto generation, and testing.

We recognize that our markets require a range of solutions, and we intend to work with market-leading companies to combine silicon solution platforms, packaging technology, FPGA User Tools, sensor software algorithms, software drivers, and firmware, to meet the product proliferation, high bandwidth, time-to-market, time-in-market, and form factor requirements of our customers. We intend to continue to define and implement compelling solutions for our target customers and partners.

We believe our solutions are resonating with our target customers who value lower power consumption, platform design flexibility, rapid time-to-market, longer time-in-market, and low total cost of ownership available through the use of our solutions.

We sell our products through a network of sales channel partners and direct sales executives in North America, Europe, and Asia. In addition to our corporate headquarters in San Jose, California, we have international sales operations in Japan and the United Kingdom. Our sales personnel and independent sales representatives are responsible for sales and application support for a given region, focusing on major strategic accounts, and managing our channel sales partners, such as distributors.

Customers typically order our FPGA products through our distributors. Currently, we have fourteen active distributors in North America and a network of nineteen active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers and SensiML SaaS subscribers typically enter into licensing agreements directly with QuickLogic and SensiML, respectively.

We also have an Aerospace and Defense, Industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

One customer represented approximately 54% of our total revenue for the year ended December 29, 2024. One customer represented 70% of our total revenue for the year ended December 31, 2023. In addition, a noteworthy portion of our revenue comes from sales to customers located outside of the United States. See Note 14 to the consolidated financial statements for additional information.

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

Competition

A number of companies offer products that compete with one or more of our semiconductor products and solutions. Competitors of our eFPGA semiconductor IP include small, venture-backed startup companies. In 2024, Analog Devices acquired the assets and technology of our most noteworthy eFPGA competitor, FlexLogix. Competitors of our low power discrete FPGA devices include suppliers of low-density FPGAs such as Lattice Semiconductor Corp. and Microsemi Corp. (a subsidiary of Microchip Technology Inc.). Competitors for our Aerospace and Defense discrete FPGAs include conventional FPGAs suppliers such as Xilinx Inc. (a subsidiary of Advanced Micro Devices, Inc.), Altera (a recent spin-off of Intel Corp.), and Microsemi Corp. Competitors of our SensiML AI/ML Software business include several small, venture-backed startup companies.

Research and Development

We are focused on developing our core programmable logic technology and software tools. Our products combine our silicon platforms with our eFPGA IP, FPGA User Tools, software drivers, and other system software, and may include SensiML software for AI applications.

Our future success will depend largely on our ability to rapidly develop, enhance, and port to new foundry and process technology our eFPGA IP solutions, as well as continue to enhance and support our FPGA User Tools to meet emerging industry standards and satisfy changing customer requirements. Further, our future success will depend on our ability to execute on current, large eFPGA IP and discrete FPGA development contracts, as well as win new ones. We have made and expect to continue to make substantial investments in R&D. Our R&D expenses were $6.5 million, or 33% of revenue, $6.4 million, or 30% of revenue, and $5.0 million, or 31% of revenue for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Research and development expenses for the year ended December 29, 2024 reflect increases in employee salaries, depreciation, and financing arrangement expenses.

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

Employees and Human Capital

As of December 29, 2024, we had fifty-nine employees worldwide, of which fifty-one employees were located in the United States. We believe our future success depends in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees are represented by a labor union and we believe our employee relations are favorable. We recognize that in order to drive innovation and operational excellence, we must attract, develop, motivate, and retain highly qualified talent. The well-being of employees is a key priority and includes a dynamic and welcoming workplace that promotes inclusive diversity, fosters collaboration, encourages employees to bring their best ideas to work every day, and promotes work-life balance. The principal purposes of our equity and cash incentive plans are to attract, retain, and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of December 29, 2024, our research and development staff consisted of twenty-eight employees located in California, Oregon, Texas, Utah, New Jersey, Missouri, Canada, and Taiwan. These employees constitute the following groups:

•	Our silicon engineering group develops our eFPGA IP and FPGA products.
•

Our electronic design and automation software group collaborates with the open-source software community to ensure the design libraries, interface routines, and place and route software that allow our customers to take their own designs and target them to programmable hardware products are optimized. Our system software group creates the drivers and other system code required to connect our silicon hardware products to Application Processors, drivers, and microcode to support our sensor hubs.

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

We monitor employee turnover rates by region and globally. Approximately 26% of our employees have been employed by us for more than 10 years and approximately 20% have been employed by us for more than 20 years. The average tenure is 8.40 years. Our turnover rate was 6% for the fiscal year ended December 29, 2024. We believe our compensation philosophy, along with the career growth and development opportunities promotes longer employee tenure and reduces voluntary turnover.

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

The following table sets forth certain information concerning our current executive officers and directors as of March 25, 2025:

Name	Age	Position
Brian C. Faith	50	President and Chief Executive Officer; Director
Elias Nader	60	Chief Financial Officer and Senior Vice President (SVP) of Finance
Rajiv Jain	64	Vice President, Worldwide Operations
Timothy Saxe	69	Senior Vice President Engineering and Chief Technology Officer
Owen Bateman	58	Vice President, Worldwide Sales
Andrew Jaros	61	Vice President, Intellectual Property Sales
Michael R. Farese	78	Chairman of the Board
Joyce Kim	54	Director
Andrew J. Pease	74	Director
Christine Russell	75	Director
Gary H. Tauss	70	Director

Brian C. Faith joined QuickLogic in June 1996. Mr. Faith has served as our President and Chief Executive Officer since June 2016 after having served as Vice President of Worldwide Marketing and Vice President of Worldwide Sales & Marketing between 2008 and 2016. Mr. Faith during the last 26 years has held a variety of managerial and executive leadership positions in engineering, product line management, marketing, and sales. Mr. Faith has also served as the board member of the Global Semiconductor Alliance (GSA), the Chairman of the Marketing Committee for the CE-ATA Organization. He holds a B.S. degree in Computer Engineering from Santa Clara University and was an Adjunct Lecturer at Santa Clara University for Programmable Logic courses.

Elias Nader joined QuickLogic in February 2022. Mr. Nader brings more than 30 years of experience in semiconductors and related industries, including 21 years in senior leadership positions. Prior to joining QuickLogic, Mr. Nader most recently served as Senior Vice President and Chief Financial officer at Pixelworks, Inc., where he was directly responsible for all of General and Administrative worldwide and worked directly with the Board of Directors to provide strategic and operational direction to the company. Prior to that, Mr. Nader worked at Sigma Designs, Inc. as the Senior Vice President, Chief Financial Officer and Corporate Secretary. Mr. Nader has also served in executive capacities at Imperial Jet and Dionex Corp. Mr. Nader holds a Bachelor of Science Degree in Accounting and Bachelor of Arts Degree in Economics and an MBA in International Business from San Jose State University.

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

Andrew Jaros joined QuickLogic in December 2024 as Vice President of IP Sales, bringing over 20 years of leadership experience in semiconductor IP, embedded systems, and business development. Prior to joining QuickLogic, Mr. Jaros most recently served as FlexLogix's World-Wide Vice President of Sales, Marketing, and Solutions Architecture. Prior to joining FlexLogix, Mr. Jaros served eleven years in various management and leadership roles licensing ARC processor IP at Synopsys, Virage Logic, and ARC International. Prior to that, Mr. Jaros managed a sales team covering North America strategic accounts for ARM.  Mr. Jaros started his career as a territory manager for Motorola Semiconductor and holds a B.S. degree in Chemical Engineering from Arizona State University.

Information regarding the backgrounds of our directors is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the SEC, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have incurred losses in the past years. We may not be able to generate sufficient revenue or raise additional financing to fund future losses, and we may not be able to sustain sufficient liquidity, and as a result, our financial condition and operating results could be materially and adversely affected.

We have experienced net losses in the past years as we continue to develop new products, applications, and technologies. Most of our new products and products currently under development are generating stable gross margins as a percentage of revenue year over year. Our mature products also generate stable gross margins due to the markets that they serve. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the proceeds that we received during Fiscal 2024 from the sale of our equity securities, and the credit line we may be able to draw down from Heritage Bank of Commerce, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

If we are unable to generate sufficient sales from our new products or adequate funds are not available when needed, our liquidity, financial condition, and operating results would be materially and adversely affected, and we may not be able to operate our business without significant changes in our operations, or at all.

Our future operating results are likely to fluctuate and therefore, may fail to meet expectations, which could materially adversely affect our business, results of operations, and financial condition.

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our past operating results may not be an indicator of future operating results.

Factors that could cause our operating results to fluctuate include, without limitation: (i) successful development and market acceptance of our products and solutions; (ii) our ability to accurately forecast product volumes and mix, and to respond to rapid changes in customer demand; (iii) changes in sales volume or expected sales volume, product mix, average selling prices, or production variances that affect gross profit; (iv) the effect of end-of-life programs; (v) a significant change in sales to, or the collectability of accounts receivable from, our largest customers; (vi) our ability to adjust our product features, manufacturing capacity and costs in response to economic and competitive pressures; (vii) our reliance on subcontract manufacturers for product capacity, yield and quality; (viii) our competitors’ product portfolio and product pricing policies; (ix) timely implementation of efficient manufacturing technologies; (x) errors in applying or changes in accounting and corporate governance rules; (xi) the issuance of equity compensation awards or changes in the terms of our stock plan or employee stock purchase plan; (xii) mergers or acquisitions; (xiii) the impact of import and export laws and regulations; (xiv) the cyclical nature of the semiconductor industry and general economic, market, political, and social conditions in the countries where we sell our products and the related effect on our customers, distributors, and suppliers; and (xv) our ability to obtain capital, debt financing, and insurance on commercially reasonable terms, and (xvi) allocations between our operating expenses and cost of sales. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, our business, results of operations, and financial condition could be materially adversely affected, which could cause our stock price to significantly fluctuate or decline.

We may also encounter periods of industry-wide semiconductor oversupply, resulting in pricing pressure, as well as undersupply, resulting in a risk that we could be unable to fulfill our customers' requirements. The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, its products. These fluctuations have resulted in circumstances when supply of and demand for semiconductors has been widely out of balance. An industry-wide semiconductor oversupply could result in severe downward pricing pressure from customers. In a market with an undersupply of manufacturing capacity, we would have to compete with larger foundry and assembly customers for limited manufacturing resources. In such an environment, we may be unable to have our products manufactured in a timely manner, at a cost that generates adequate gross profit or in sufficient quantities. Since we outsource all of our manufacturing and generally have a single source of wafer supply, test, assembly, and programming for our products, we are particularly vulnerable to such supply shortages and capacity limitations. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide oversupply or undersupply of semiconductors could therefore, have a material adverse effect on our business, results of operations, and financial condition.

Our margins vary.

Our profit margins vary due to a number of factors, which may include customer demand and shipment volume; capital expenditures and resulting depreciation; our manufacturing processes; product mix; inventory levels; tariffs; freight costs; and new accounting pronouncements or changes in existing accounting practices or standards. In addition, we operate in a highly competitive market environment that might adversely affect pricing for our products.

Cyberattacks, like our January 2023 cybersecurity incident that was previously disclosed, can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

As demonstrated by our January 2023 cybersecurity incident that was previously disclosed, security vulnerabilities may arise from our hardware, software, employees, contractors, or policies we have deployed, and which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. Due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may gain access to our data or our users’ or customers’ data, attack the networks causing denial of service, or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies, and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Effective May 25, 2018, the European Union ("EU") implemented the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) effective on January 1, 2020, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020. Further, the California Privacy Rights Act (“CPRA”), which was voted into law by California residents in 2020, became enforceable on July 1, 2023 and amends the CCPA, imposes additional data protection obligations on covered companies doing business in California and creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Privacy and security laws, self-regulatory schemes, regulations, standards, and other obligations are constantly evolving, and may conflict with each other, and any such laws, schemes, regulations and standards may have an adverse impact on our business if we are not able to comply or if compliance requires time and resources for implementation.

Our company's, collaborators’, and contractors’ failure to fully comply with GDPR, CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators, and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims, and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers, and have an adverse impact on our business, financial condition, and results of operations.

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

Because it is critical to our success that we continue to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants, and other third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain territories in which we develop, manufacture, or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers, and other key management or technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation, or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing, and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

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

There may be some effects of system outages or data security breaches, which could adversely affect our operations, financial results, or reputation.

We face risks from electrical or telecommunications outages, computer hacking, or other general system failures. We rely heavily on our internal information and communications systems and on systems or support services from third parties to manage our operations efficiently and effectively. Any of these are subject to failure. System-wide or local failures that affect our information processing could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, insurance coverage does not generally protect from normal wear and tear, which can affect system performance. Any applicable insurance coverage for an occurrence could prove to be inadequate. Coverage may be or become unavailable or inapplicable to any risks then prevalent.

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

International operations are subject to certain risks inherent in conducting business outside the U.S., such as changes in currency exchange rates, tax laws, price and currency exchange controls, export and import restrictions, environmental regulations, protection of intellectual property rights, nationalization, expropriation, and other governmental action. Accordingly, our operations and revenue are subject to a number of risks associated with foreign commerce, including the following: (i) staffing and managing foreign offices; (ii) managing foreign distributors; (iii) collecting amounts due; (iv) political and economic instability; (v) foreign currency exchange fluctuations; (vi) changes in tax laws, import and export regulations, tariffs and freight rates; (vii) timing and availability of export licenses; (viii) supplying products that meet local environmental regulations; and (ix) inadequate protection of intellectual property rights. In addition, we incur costs in foreign countries that may be difficult to reduce quickly because of employee-related laws and practices in those foreign countries. Our global operations also may be adversely affected by political events and domestic or international terrorist events and hostilities. Current events, including the ongoing conflict in the Middle East, the Russia-Ukraine military conflict, rising tensions with Taiwan, potential disruption caused by pandemics, and potential changes in tariffs, trade restrictions, immigration policies, and tax reform proposals, create a level of uncertainty for multi-national companies. As U.S. companies continue to expand globally, increased complexity exists due to the possibility of renegotiated trade deals, revised international tax law treaties, and changes to the U.S. corporate tax code. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.

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

We have been and may be in the future involved in various litigation matters arising in the ordinary course of business, including, but not limited to, litigation relating to employment matters, commercial transactions, intellectual property matters, contracts, environmental matters, and matters related to compliance with governmental regulations. Litigation is inherently uncertain and unpredictable. The potential risks and uncertainties include, but are not limited to, such factors as the costs and expenses of litigation and the time and attention required of management to attend to litigation. An unfavorable resolution of any particular legal claim or proceeding, and/or the costs and expenses incurred in connection with a legal claim or proceeding, could have a material and adverse effect on our results of operations and financial condition.

If a financial institution holding our funds fails, we may not be able to pay our operational expenses or make other payments, which could adversely impact our liquidity and financial performance. Deterioration of financial markets may result in our inability to borrow on favorable terms, which could adversely impact our ability to pursue our growth and other strategic initiatives.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past (such as with the March 2023 failures of Silicon Valley Bank, Signature Bank, and Silvergate Capital Corp.) and may in the future lead to market-wide liquidity problems. We regularly maintain cash balances at financial institutions in amounts exceeding the Federal Deposit Insurance Corporation (FDIC) insurance limit. If a financial institution in which we hold such funds fails, or is subject to significant adverse conditions in the financial or credit markets, we could lose all or a portion of our uninsured funds, or be subject to a delay in accessing all or a portion of our funds. If we are unable to access all or a significant portion of our funds for any extended period of time, we may not be able to pay our operational expenses or make other payments, including to our vendors and employees, and we may be subject to other operational challenges, any of which could adversely impact our liquidity and financial performance. If any parties with whom we conduct business are unable to access funds, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Our business is subject to political, economic, and health risks, natural disasters, and other catastrophic events, which could have a material adverse effect on our business operations.

Our operations and the operations of our suppliers are vulnerable to interruption by fire, earthquake, power loss, flood, terrorist acts, and other catastrophic events beyond our control. In particular, our headquarters are located near earthquake fault lines in the San Francisco Bay Area. In addition, we rely on certain suppliers to manufacture our products and would not be able to qualify an alternate supplier of our products for several quarters. Our suppliers often hold significant quantities of our inventories, which, in the event of a disaster, could be destroyed. If there is an earthquake or other catastrophic event near our headquarters, our customers’ facilities, our distributors' facilities, or our suppliers’ facilities, our business could be seriously harmed.

In addition, any catastrophic event, the failure of our computer systems or networks, including due to computer viruses, security breaches, war, or acts of terrorism, could significantly disrupt our operations. Specifically, any prolonged health threat globally could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could impact our operating results. The occurrence of any of these events could also affect our customers, distributors, and suppliers and produce similar disruptive effects upon their business, which would likely impact our sales and cause a decline in our revenue.

We do not maintain sufficient business interruption and other insurance policies to compensate us for all losses that may occur. Any losses or damages incurred by us as a result of a catastrophic event or any other significant uninsured loss could have a material adverse effect on our business.

Our insurance may not adequately cover certain risks and, as a result, our financial condition and results may be adversely affected.

We carry insurance customary for companies in our industry, including, but not limited to, liability, property, and casualty; workers' compensation; cyber liability; and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management's assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, certain matters for which we indemnify third parties, political risk, certain theft, patent infringement, and employment practice matters. Should there be a catastrophic loss due to an uninsured event (such as an earthquake) or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

Pandemics or other widespread public health problems could adversely affect our business, results of operations, and financial condition in a material way.

Pandemics, epidemics, or other widespread public health problems, such as the COVID-19 pandemic, could negatively impact our business. Outbreaks have, and could again, result in significant government measures to control the spread of disease, including, among others, restrictions on travel, manufacturing, and the movement of employees. If, for example, pandemics were to occur in ways that significantly disrupt the manufacture, shipment, and purchasing of our products or the products of our customers, this may materially negatively impact our operating results and our overall business. Disruptions to manufacturing and shipping could also constrain our supplies, leading to operational delays, disruptions, and inflationary pressures.

The ultimate impact of a pandemic and its potential effects on our business depends on many factors that are not within our control. This could lead to further disruptions or restrictions on our ability to source, manufacture, or distribute our products, including temporary disruptions to the facilities of our contract manufacturers in China, Taiwan, the Philippines, and Singapore, or the facilities of our suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of a pandemic. Delays in production or delivery of components or raw materials that are part of our global supply chain due to restrictions imposed to limit the spread of a pandemic could delay or inhibit our ability to obtain the supply of components and finished goods. If the impact of a pandemic becomes more severe in the locations where we, our customers, or suppliers conduct business, or we experience more pronounced disruptions in our operations, we may experience constrained supply or curtailed demand that may materially adversely impact our business, cash flows, and results of operations.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse income fluctuations or affect our reported financial results or how we conduct our business.

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

We may have increased difficulty attracting and retaining qualified, outside board members.

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

Due to our relatively long product delivery cycle and the inability of our customers in the rapidly evolving end markets to confirm product requirements on a timely basis, we may have low visibility to product demand or estimated revenue in any given quarter. If our customers cannot provide us with accurate delivery lead times, we may not be able to deliver products to our customers in a timely fashion. Furthermore, our ability to respond to increased demand is limited to inventories on hand or on order, the capacity available at our contract manufacturers, and our capacity to program products to customer specifications. If we fail to accurately estimate customer demand, or if our available capacity is less than needed to meet customer demand, we may not be able to accurately estimate our quarterly revenue, which may have a material adverse effect on our results of operations and financial condition, and our stock price could materially fluctuate as a result.

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

Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could discourage a takeover that is beneficial to stockholders.

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

Our ability to compete successfully in the highly competitive semiconductor industry depends on elements both within and outside of our control. We face significant competition within each of our product lines from major global semiconductor companies, as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our products and our ability to increase our position in our current markets, expand into adjacent and new markets, and optimize operational performance. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing, and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected.

The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, and we may be at a competitive disadvantage if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among competitors and integration among customers could erode our market share, impair our capacity to compete, and require us to restructure operations, any of which could have a material adverse effect on our business.

In addition, some of our competitors may receive governmental subsidies or other incentives that give them a competitive advantage over us. For example, the U.S. and the European Union have enacted legislation to provide funding and incentives for semiconductor research, development, and manufacturing in their respective regions. If we are unable to access such funding or incentives, or if our competitors receive more funding or incentives than we do, we may be at a disadvantage in developing and producing new or improved products or technologies, which could adversely affect our market share, revenue, and profitability.

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

Global supply chain constraints have not had a material impact on our business. While we have experienced some volatilities with input material costs and supplier costs in accordance with domestic and global economic conditions, none of these have had a material impact to our business during our Fiscal 2024 year. We do not expect material increases in costs over the next twelve months. However, we expect to be subject to continued, broader-based inflationary, labor, and supplier cost increases in alignment with domestic and global economic conditions. We expect any increases in costs to be dilutive to our gross profit and we may be limited in our ability to offset any increased costs with price increases to customers. This may have a negative impact on our results from operations and cash flows.

Both we and our customers are subject to laws, regulations, and similar requirements, changes to which may adversely affect our business, results of operations, and financial condition.

Both we and our customers are subject to laws, regulations, and similar requirements that affect our business, results of operations, and financial condition, including, but not limited to, the areas of commerce, import and export control, financial disclosures, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health, and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business, financial condition, cash flows, and results of operations. Any changes or potential changes to laws, regulations, or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products, or jurisdictions in which we operate, any of which could materially and adversely affect our results of operations and financial condition. Federal and state regulatory agencies, including the United States Federal Communications Commission and the various state public utility commissions and public service commissions, regulate most of our domestic telecommunications customers. Similar government oversight also exists in the international market. While we may not be directly affected by this legislation, such regulation of our customers may negatively impact our business. For instance, the sale of our products may be affected by the imposition upon certain of our customers of common carrier tariffs and the taxation of telecommunications services. These regulations are continuously reviewed and changed by the various governmental agencies. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect our results of operations and financial condition.

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

Risks Related to Our Products

If we fail to successfully develop, introduce, and sell new products and other new solutions or if our design opportunities do not generate the revenue we expect, we may be unable to compete effectively in the future and our future gross margins and operating results will be lower.

The market for differentiated IP and semiconductor products is highly competitive and dynamic. To compete successfully, we must obtain access to advanced fabrication capacity and dedicate significant resources to specify, design, develop, manufacture, and sell new or enhanced solutions that provide increasingly higher levels of performance, low power consumption, new features meeting current and emerging industry standards, reliability, and/or cost savings to our customers. Our revenue is subject to fluctuation in a short period of time and our ability to grow our business depends on accelerating our design win activity. We often make significant investments in eFPGA IP development, software and silicon platform development, selling, and marketing, long before we generate revenue, if any, from our efforts. Some of the markets we are targeting typically have higher volumes and greater price pressure than our traditional business. In addition, we quote opportunities in anticipation of future cost reductions and may aggressively price products to gain market share. In order to react quickly to opportunities or to obtain favorable wafer prices, we make significant investments in and commitments to purchase inventories and capital equipment before we have firm commitments from customers.

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

If (i) we are unable to design, produce, and sell new products and other products and solutions that meet design specifications, address customer requirements, and generate sufficient revenue and gross profit; (ii) market demand for our new products and other products fails to materialize; (iii) we are unable to obtain adequate fabrication capacity on a timely basis; (iv) we are unable to develop new silicon platforms or solutions in a timely manner; or (v) our customers do not successfully introduce products incorporating our hardware products, or choose a competing offering, our revenue and gross margin of the new products will be materially harmed, which could have an overall adverse and potentially disproportionate effect on our business, results of operations, and financial condition.

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

If our AI products are not low touch, the cost of addressing the fragmented AI market will be high, which will delay market penetration, result in reduced revenues, or require increased expenses, any of which could adversely affect our revenue and harm our business financial condition, operating results, and cash flows.

The end-point AI market consists of many different use cases, with each individual use case having a modest volume even though the aggregate volume is large. This is quite different from the IoT consumer market, which consists of a few large customers and use cases. In order to scale in the fragmented AI end-point market, our products will have to be extremely low touch so that the cost of support is low and scalable across many customers. The current EOS S3AI solution and SensiML solutions may not be sufficiently low touch to address this market in a cost-effective manner, or in the volume required. Higher than expected costs, or lower than expected volume may have a material adverse effect on our business, results of operations, and financial condition.

Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources on the design of their products.

Our customers often evaluate our products for six months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our hardware products at any time or they may choose to replace our products with lower-cost semiconductors. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce, or delay product orders from us, or choose not to release products that incorporate our hardware products after we have spent substantial time and resources developing products or assisting customers with their product design, our revenue levels may be less than anticipated and our business, results of operations, and financial condition may be materially adversely affected.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventories.

Our agreements with certain suppliers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing commitments in advance of receiving purchase orders from our customers. We are limited in our ability to increase or decrease our forecasts under such agreements. Other manufacturers supply us with products on a purchase order basis. The allocation of capacity is determined solely by our suppliers, over which we have no direct control. Additionally, we may place orders with our suppliers in advance of customer orders to allow us to quickly respond to changing customer demand or to obtain favorable product costs. Furthermore, we provide our suppliers with equipment that is used to program our products to customer specifications. The programming equipment is manufactured to our specifications and has significant order lead times. These factors may result in product shortages or excess product inventories. Obtaining additional supply in the face of product, programming equipment, or capacity shortages may be costly, or not possible, especially in the short-term since most of our products and programming equipment are supplied by a single supplier. If we fail to adequately forecast demand for our products, our business, the relationship with our customers, and our results of operations and financial condition could be materially adversely affected.

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

Yield fluctuations frequently occur in connection with the manufacture of newly introduced products, with changes in product architecture, and with manufacturing at new facilities, on new fabrication processes, or in conjunction with new back-end manufacturing processes. Newly introduced solutions and products are often more complex and more difficult to produce, increasing the risk of manufacturing-related defects. New manufacturing facilities or processes are often more complex and take a period of time to achieve the expected quality levels and manufacturing efficiencies. While we test our products, including our software development tools, they may still contain errors or defects that are found after we have commenced commercial production. Undetected errors or defects may also result from new manufacturing processes or when new intellectual property is incorporated into our products. If our products or software development tools contain undetected or unresolved defects, we may lose market share, experience delays in or loss of market acceptance, reserve or scrap inventories, or be required to issue a product recall. In addition, we would be at risk of product liability litigation if defects in our products were discovered. Although we attempt to limit our liability to end users through disclaimers of special, consequential, and indirect damages and similar provisions, we cannot provide assurance that such limitations of liability will be legally enforceable.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards or fail to develop products and solutions that incorporate these technologies and standards in a timely manner.

We spend significant resources designing and developing silicon solution platforms, IP, and software and reference designs and adopting emerging technologies. We intend to develop additional products and solutions and to adopt new technologies in the future. If system manufacturers adopt alternative standards or technologies, if an industry standard or emerging technology that we have targeted fails to achieve broad market acceptance, if customers choose low-power offerings from our competitors, or if we are unable to bring the technologies or solutions to market in a timely and cost-effective manner, we may be unable to generate significant revenue from our research and development efforts. As a result, our business, results of operations, and financial condition could be materially adversely affected and we may be required to write off related inventories and long-lived assets.

Rising concern of potential export restrictions could materially and adversely affect our business and results of operations.

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

Our business could suffer as a result of tariffs and trade sanctions or similar actions.

The imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States or countermeasures imposed in response to such government actions could adversely affect our operations or our ability to sell our products globally, which could adversely affect our operating results and financial condition. Beginning in 2018, the U.S. government imposed significant additional tariffs on many items imported from China, which have since been raised to between 7.5% and 100% on certain products. China responded by imposing significant tariffs on many items imported from the United States. Recently, U.S. government leaders have increased their frequency of discussion of the imposition of stronger tariffs, sanctions, and other restrictions on goods exported from the United States or imported into the United States, and non-U.S. government leaders have increased their discussion of countermeasures. For example, in February 2025, the United States imposed an additional 10% tariff on imports of Chinese-origin goods and steel and aluminum imports. China announced plans to impose retaliatory tariffs on certain U.S.-origin goods and implemented new trade controls restricting the export of tungsten, tellurium, bismuth, molybdenum, and indium. As the February 2025, U.S. executive order contains provisions allowing for further increases in the scope and amount of tariffs in the event of retaliatory countermeasures, and the future of existing tariffs, and the possibility for new tariffs, remains very uncertain. Such escalations in these trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.

Additional changes or threatened changes in U.S. trade measures have affected and may continue to affect trade involving additional countries as well, including Mexico, Canada, Colombia, Taiwan, the United Kingdom, and the member countries of the European Union. Each of these measures or threatened measures may instigate reciprocal countermeasures by affected countries, potentially accelerating further increases in trade measures. If the President were to impose significant new tariffs against the European Union, Taiwan, or any other country or countries, the macroeconomic effect of any such tariffs could be significant. The tariff threatened against Taiwan may specifically target imports of semiconductor products, which, if imposed, could seriously and negatively affect our business and the U.S. economy overall. The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers’ products. The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of such international production, may strain our suppliers’ ability to reliably provide inputs necessary to produce these items, and may otherwise affect our partners’ abilities to provide our products at previously contracted prices. Our business and financial results could be negatively affected as a result.

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

Our products, solutions, technology, and software are subject to import and export control laws and regulations which, in some instances, may impose restrictions on business activities, or otherwise require licenses or other authorizations from agencies such as the U.S. Department of State, U.S. Department of Commerce, and U.S. Department of the Treasury. These restrictions may impact deliveries to customers or limit development and manufacturing alternatives. We have import and export licensing and compliance procedures in place for purposes of conducting our business consistent with U.S. and applicable international laws and regulations, and we periodically review these procedures to maintain compliance with the requirements relating to import and export regulations. If we are not able to remain in compliance with import and export regulations, we might be subject to investigation, sanctions, or penalties by regulatory authorities. Such penalties can include civil, criminal, or administrative remedies such as loss of export privileges. We cannot be certain as to the outcome of an evaluation, investigation, inquiry, or other action or the impact of these items on our operations. Any such action could adversely affect our financial results and the market price of our common stock.

Risks Related to Our Customers and Partners

We currently depend on a limited number of significant customers, for a significant portion of our revenue, and the loss of, or reduction in orders from, such significant customers could adversely affect our revenue and harm our business financial condition, operating results, and cash flows.

A small number of end-customers represented a significant portion of our total revenue in our Fiscal Year ended December 29, 2024. During our Fiscal Year ended December 29, 2024, one customer accounted for 54% of our total revenue. We expect this high level of customer concentration to decrease as we continue to market our solutions to additional Aerospace and Defense, Industrial, Computing, and Communications customers. As in the past, future demand from this customer may fluctuate significantly from quarter to quarter. Customers typically order products with short, requested delivery lead times, and do not provide a commitment to purchase products past the period covered by purchase orders, which may be rescheduled or canceled. In addition, our manufacturing lead times are longer than the delivery lead times requested by these customers, and we make significant purchases of inventory and capital expenditures in anticipation of future demand. If revenue from any significant customer were to decline substantially, we may be unable to offset this decline with increased revenue and gross margin from other customers and we may purchase excess inventories. These factors could have a material adverse impact on our business, results of operations, and financial condition.

We may make a significant investment in long-lived assets for the production of our products based upon historical and expected demand. If demand for our products or gross margin generated from our products does not meet our expectations or if we are unable to collect amounts due from significant customers, we may be required to write off inventories, provide for uncollectible accounts receivable, or incur charges against long-lived assets, which may have a material adverse effect on our business, results of operations, and financial condition.

Our revenue from U.S. Government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.

We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented 54% of our total net sales in 2024. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of Congressional appropriations, and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. U.S. Government shutdowns have may result in delays in anticipated contract awards and delayed payments of invoices and any new shutdown or increase in shutdowns could have similar or worse effects. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

The new Presidential administration has announced plans to significantly cut federal spending and the size of the federal government and has taken steps to reduce and reorganize the federal workforce at many agencies. It is unclear how such cuts, if implemented, could impact our current and future business with the U.S. government. If cuts to government personnel lead to staff shortages or disorganization at certain federal agencies, we may experience delays in obtaining contract awards or payments, the loss of current or future contracts, or delays in obtaining necessary permits, licenses or registrations.

Rising inflation and other factors also may result in a shift in U.S. defense spending between various programs based on priorities, which may result in a reduction or loss of expected revenues on programs in which we participate.

Changes in policy and budget priorities by the U.S. Presidential Administration could impact our business. It is also not uncommon for the U.S. Department of Defense to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. Government could impact our revenues. Uncertainty over budgets or priorities with the U.S. Presidential Administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues.

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

We depend upon partnering with other companies to develop IP, reference platforms, algorithms, and system software.

In addition to working directly with our customers, we partner with other companies that are experts in certain technologies to develop additional intellectual property, reference platforms, algorithms, and system software to provide application solutions. We also work with IoT processor manufacturers and companies that supply sensor, storage, networking or graphics components for embedded systems. The depth of these relationships varies depending on the partner and the dynamics of the end market being targeted but is typically a co-marketing relationship that includes joint account calls, promotional activities, and/or engineering collaboration and developments, such as reference designs. If we are unable to license new technologies or maintain a close working relationship with our partners, fail to continue to develop and introduce leading technologies, or if these technologies fail to generate the revenue we expect, we may not be able to compete effectively in the future, which may have a material adverse effect on our business, results of operations, and financial condition.

We depend upon third parties to fabricate, assemble, test, and program our products, and to provide logistics services. Any problems with these third parties could adversely affect our business, results of operations, and financial condition.

We contract with third parties to fabricate, assemble, test, and program our hardware products, and vendors for logistics. In general, each of our hardware products is fabricated, assembled, and programmed by a single supplier, and the loss of a supplier, transfer of manufacturing to a new location, expiration of a supply agreement, or the inability of our suppliers to manufacture our products to meet volume, performance, quality, and cost targets could have a material adverse effect on our business. Our relationship with our suppliers could change as a result of a merger or acquisition. If for any reason these suppliers or any other vendor becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs, and in a timely manner, our ability to operate our business or deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute suppliers, which could be time-consuming, difficult, and result in unforeseen operational problems, or we could announce an end-of-life program for these products. Alternate suppliers might not be available to fabricate, assemble, test, and program our hardware products or, if available, might be unwilling or unable to offer services on acceptable terms. In addition, if competition for wafer manufacturing capacity increases, if we need to migrate to more advanced wafer manufacturing technology, or if competition for assembly services increases, we may be required to pay or invest significant amounts to secure access to this capacity. The number of companies that provide these services is limited and some of them have limited operating histories and financial resources. In the event our current suppliers refuse or are unable to continue to provide these services to us, or if we are unable to secure sufficient capacity from our current suppliers on commercially reasonable terms, we may be unable to procure services from alternate suppliers in a timely manner, if at all. Moreover, our reliance on a limited number of suppliers subjects us to reduced control over delivery schedules, quality assurance, and costs. This lack of control may cause unforeseen product shortages or may increase our costs to manufacture and test our products.

We utilize third-party logistics services, including transportation, warehouse, and shipping services. These service providers are subject to interruptions that affect their ability to service us, including the availability of transportation services, disruptions related to work stoppages, volatility in fuel prices, and security incidents or natural events at manufacturing, shipping, or receiving points, or along transportation routes.

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

Our approach to developing solutions for potential customers involves developing solutions for and aligning our roadmap with application processor, sensor, and flash memory vendors. We have entered into informal partnerships with other parties that involve the development of solutions that interface with their hardware products or standards. These informal partnerships also may involve joint marketing campaigns and sales calls. If the informal partnerships do not grow as expected or if they are significantly reduced or terminated by acquisition or other means, our business, results of operations, and financial condition could be materially adversely affected, and we may be required to write off related inventories and long-lived assets.

Our solutions face competition from suppliers of ASSPs, integrated application processors, low-power FPGAs, low-power MCUs, ASICs, and eFPGA IP.

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

We may engage in manufacturing, distribution, or technology agreements that involve numerous risks, including the use of cash, erosion of margins due to royalty obligations or revenue sharing, and diversion of resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

In July 2023, the SEC adopted a new rule, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, which requires registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. For registrants, the final rules were effective September 5, 2023, with the new disclosures required beginning in annual reports for fiscal years ending on or after December 15, 2023. With respect to compliance with the incident disclosure requirements, all registrants other than smaller reporting companies must begin complying on December 18, 2023, with smaller reporting companies being given an additional 180 days, or June 15, 2024. The Company adopted these new cybersecurity disclosure requirements in the prior fiscal year, as detailed below.

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners, and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program and are based on recognized cybersecurity industry frameworks established by the National Institute of Standards and Technology, and other applicable industry standards. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Additionally, we utilize internal and external independent controls to monitor and mitigate the risk of these threats, including a Security Incident Response Plan ("SIRP") and periodic Information Technology training for all employees.

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
•

The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

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

•

The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

 The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, EDR tools, and PEN test exercises that focus on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the executive management team and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits, and reviews.

We experienced a cyberattack in January 2023. We believe the incident has not had nor will have a material impact on our business, operations, ability to serve our customers, or financial results. At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts. See “Risk Factors - Cyberattacks, like our 2023 cybersecurity incident that was previously disclosed, can lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position."

Governance

The executive management team and the Board oversee the Company’s ERM process, including the management of risks arising from cybersecurity threats. The executive management team and the Board each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The executive management team and the Board also receive prompt and timely information regarding any cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the executive management team and the Board discuss the Company’s approach to cybersecurity risk management to monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development, and final testing facility is located in a building of approximately 24,164 square feet of premises located at 2220 Lundy Avenue, San Jose, California, which is under lease until June 14, 2027. Our subsidiary, SensiML Corp., occupies a 925 square feet facility space in Beaverton, Oregon, which is under lease until March 31, 2025. We lease flexible workspace on a monthly basis for sales offices in Shanghai, China; London, England; and Taipei, Taiwan. We also lease sales office space in the Seoul Capital Area, South Korea on a short-term basis. We believe that our existing facilities are adequate for our current needs.

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

The closing price of our common stock on the Nasdaq was [$ 5.62] per share on March 21, 2025. As of March 21, 2025, there were [15,799,036] shares of common stock outstanding that were held of record by [75] stockholders. The actual number of stockholders is greater than this number of holders of record since this number does not include stockholders whose shares are held in trust by other entities.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from December 29, 2019 to December 29, 2024 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on December 29, 2019 in QuickLogic’s common stock and in each of the other two indices and the reinvestment of all dividends, if any, through December 29, 2024.

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

	12/29/2019	1/3/2021	1/2/2022	1/1/2023	12/31/2023	12/29/2024
QuickLogic Corporation	100.00	82.75	111.57	112.23	302.62	215.28
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Semiconductors	100.00	143.73	214.66	134.55	283.10	525.75

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We provide innovative, programmable silicon and software platforms to enable our customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, we are a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), discrete FPGAs, and AI software. Our customers can use our eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit (ASIC) products, our SoCs to run our customers' software and build their hardware around, and our discrete FPGAs to implement their custom functionality. The Analytics Toolkit from SensiML Corporation ("SensiML"), our wholly-owned subsidiary, provides an end-to-end Artificial Intelligence / Machine Learning solution with accurate sensor algorithms using AI technology. The full range of products, software tools, and eFPGA IP enables the practical and efficient field programmability for our customers across Aerospace, and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

Our new products include the following: eFPGA IP Licensing business, associated professional services, consisting of development and integration of eFPGA technology into custom semiconductor solutions, and our silicon products consisting of EOS™, QuickAI™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. In addition to delivering our own semiconductor solutions, our new products category includes our AI/ML Software Platform from our wholly-owned subsidiary company, SensiML, which includes Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new products revenue category. Our mature products include primarily FPGA families named PASIC®3 and QuickRAM®, as well as programming hardware and design software.

For our IP and silicon platforms, we collaborate with multiple partners on co-marketing and/or co-selling initiatives. These partners could have primary business lines in semiconductor IP, Design Services, semiconductor foundry, semiconductor assembly and test, and others. For our AI/ML Software, SensiML collaborates with several microcontroller and sensor manufacturers to integrate the microcontroller and/or sensor manufacturers’ development kits with SensiML’s Analytics Toolkit in order to showcase combined solutions for AI/ML applications. Currently, these collaborations include On Semiconductor Corp., Microchip Technology Inc., Silicon Laboratories, Inc., Arduino, NXP Semiconductors N.V., Raspberry Pi, and Nordic Semiconductor.

Our eFPGA IP is currently developed on 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, and 250nm process nodes with a roadmap to more advanced, sub 10nm nodes. The licensable IP is generated by our automated compiler tool called Australis™, which enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

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

In order to grow our revenue from its current level, we depend upon increased revenue from our new products, including existing new product platforms and platforms currently in development. We expect our business growth to be driven mainly by eFPGA IP and our silicon solutions. Therefore, our revenue growth needs to be strong enough to enable us to sustain profitability while we continue to invest in the development, sale, and marketing of our new solution platforms, IP, and software.

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

Our embedded FPGA technology gives ASIC and SoC developers the benefit of flexibility to make post-manufacturing design changes at very fast time-to- and time-in-market, while keeping power consumption low. Our multi-core sensor processing products such as ArcticLink 3 S1, ArcticLink 3 S2, EOS 3, EOS S3 LV, and EOS S3AI provide an extremely power-efficient approach for real-time multi-modal (vision, motion, voice, location, biometric, and environmental) sensor processing independently of the cloud. Our SensiML Analytics Toolkit is cutting-edge software that enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. The toolkit also provides an end-to-end development platform spanning data collection, labeling, algorithm and firmware auto generation, and testing.

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

Customers typically order our products through our distributors. Currently, we have fourteen active distributors in North America and a network of nineteen active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers and SensiML SaaS subscribers typically enter into licensing agreements directly with QuickLogic and SensiML, respectively.

We also have an Aerospace and Defense, industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

New products revenue for the Fiscal Year ended December 29, 2024 was $16.1 million, a decrease of $2.1 million as compared to the Fiscal Year ended December 31, 2023. Of the $16.1 million in new products revenue, approximately $13.1 million was generated from eFPGA IP revenue, primarily eFPGA-related professional engineering services, as compared to approximately $16.8 million in the Fiscal Year ended December 31, 2023. Mature products revenue for the Fiscal Year ended December 29, 2024 was $4.0 million, an increase of $1.0 million compared to the Fiscal Year ended December 31, 2023. We shipped new products into multiple end market segments including Aerospace and Defense, Industrial, IoT, Consumer, and SaaS revenue from the new Artificial Intelligence ("AI") market beginning in the Fiscal Year ended December 29, 2024. We reported a net loss of $3.8 million for the Fiscal Year ended December 29, 2024 compared to a net loss of $0.3 million in the Fiscal Year ended December 31, 2023.

We have experienced net losses in the past years and expect to experience losses in at least some of the fiscal quarters during 2025 as we continue to develop new products, applications, and technologies. Our new hardware products and hardware products currently under development are generating stable gross margins year over year and higher margins than our mature products due to the markets that we have targeted, and the larger order quantities associated with these new products. New eFPGA products have been generating higher gross margins as a percentage of revenue. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted, and our investment portfolio is subject to a degree of interest rate and liquidity risk. Unless such cash flow levels are achieved, in addition to the $3.2 million, $3.5 million, and $2.3 million in net proceeds that we received in December 2024, March 2024, and March 2023, respectively, from the sale of our equity securities, and the revolving line of credit we may be able to draw down from Heritage Bank of Commerce, we may need to obtain additional funds through strategic divestiture, or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

The following is a description of our revenue recognition policy by principal activity:

Hardware Product Revenue

We generate revenue by supplying standard hardware products, which must be programmed before they can be used in an application. Standard hardware products may be programmed by us, distributors, end customers, or third parties. Contracts with customers for hardware products generally do not include other performance obligations such as services, extended warranties, or other material rights. Our promise to transfer hardware products is identified as a distinct performance obligation. We recognize revenue on hardware products when we transfer control of the promised products to the customer. Transfer of control of hardware products occurs when our performance obligation is satisfied, which typically occurs upon shipment from our manufacturing site or headquarters. We recognize revenue in an amount that reflects the consideration we expect to receive in exchange for those products, which also represents the standalone selling price ("SSP") of our performance obligation. Hardware product prices are fixed. We elected a practical expedient in which we do not assess whether a contract has a significant financing component since our standard payment terms are less than one year. We allocate the transaction price of customer contracts to each distinct product based on its relative SSP. The sale of hardware products does not typically involve significant judgment or estimates by management. However, we do record an allowance for hardware product sales returns, which requires some judgment by management.

We recognized hardware product revenue of approximately $6.1 million, or 30% of total revenue, $4.0 million, or 19% of total revenue, and $8.1 million, or 50% of total revenue, in the Fiscal Years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Hardware Product Sales Return Allowance

While the terms and conditions of the sale of hardware products generally do not allow for refunds or product returns other than for warranty repairs, we do record an allowance for hardware product sales returns. The allowance for sales returns is based on a historical returns analysis of the prior four quarters that is performed on a quarterly basis. Amounts recorded for hardware product sales returns were $1 thousand, $8 thousand, and $2 thousand for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, on our consolidated statements of operations. While hardware product sales returns have not been material to the company in recent reporting periods, we note there is an inherent uncertainty in estimating this allowance. In the case where actual results may significantly vary from management estimates, we may be required to make future adjustments to our revenues and operating results.

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

eFPGA IP contractual arrangements often include promises to transfer intellectual property licenses, to customize hardware products, and to provide professional services and technical support services. We must determine whether the promised goods and services are distinct performance obligations that should be accounted for separately or are a single, combined performance obligation and should be accounted for together. In accordance with ASC 606, we must evaluate whether the customer can benefit from each good or service on its own or together with other resources that are readily available to the customer and whether the transfer of each good or service can be separately identifiable. We also must evaluate when control of the performance obligation is transferred to and accepted by the customer. We note these determinations, in addition to identifying contractual terms and conditions within the contract, including termination for convenience clauses, enforceable rights to payment for performance completed-to-date, and consideration of the alternative use of the asset, require significant judgment. In these judgments, we consider the context of the contract, historical experience with similar contracts, and the interdependency of the promised goods and services.

Additionally, judgment is required by management to allocate the transaction price to the separately identifiable performance obligations in the contract. We allocate the transaction price of the contract to each performance obligation based on its relative SSP. We rarely sell eFPGA intellectual property licenses on a standalone basis. Generally, we will provide eFPGA-related professional services and support and maintenance services to customers in conjunction with eFPGA IP licenses based on unique contractual arrangement terms and conditions. As such, we are required to estimate the SSP for each performance obligation.

In instances where the SSP is not directly observable because we do not sell the promised goods or services separately, we typically determine the SSP using either the adjusted market assessment approach, residual approach, or the expected cost plus a margin approach, depending on the characteristics and context of the deliverable. The selected method is applied by us consistently for similar arrangements and deliverables. The factors used to select the most appropriate estimation method, as well as select the most appropriate SSP include, but are not limited to, the extent of internal costs required to provide the promised performance obligation, margins achieved on standalone sales of similar products, profit objectives, cost structure, location-specific factors, and competition.

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

We recognized eFPGA IP revenue of approximately $13.1 million, or 65% of total revenue, $16.8 million, or 79% of total revenue, and $7.5 million, or 47% of total revenue, in the Fiscal Years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

We recognized SaaS and Other Revenue of approximately $0.9 million, or 4% of total revenue, $0.4 million, or 2% of total revenue, and $0.6 million, or 3% of total revenue, in the Fiscal Years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

Goodwill

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in a business combination. The carrying value of $0.2 million associated with our goodwill is not amortized but is annually tested for impairment during our fourth fiscal quarter, and more often if there is an indicator of impairment. We either perform a qualitative assessment under ASC 350, including the consideration of factors such as macroeconomic conditions, industry and market considerations, and overall financial performance, or a quantitative assessment under ASU No. 2017-14, which involves comparing the carrying value of the reporting unit to its fair value. Subsequent to our annual impairment testing in the fourth quarters of 2024 and 2023, there were no indicators of impairment that gave cause for additional impairment testing of goodwill. No impairment of goodwill has been recognized to date.

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

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. We review the recoverability of our long-lived assets annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. We assess possible impairment based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations, as well as the useful lives applied to the assets. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. In estimating future cash flows and the fair value of our long-lived assets, we consider changes in legal factors and the business climate, product and technology obsolescence, and competition. We performed an annual impairment assessment in the fourth quarters of 2024 and 2023 and deemed no impairment was necessary for the current or prior year. Subsequent to our annual impairment testing in the fourth quarters of 2024 and 2023, there were no indicators of impairment that gave cause for additional impairment testing of our long-lived assets. No impairment of intangible assets has been recognized to date. Additionally, we did not recognize any gains or losses on the disposal of equipment in the years ended December 29, 2024 or December 31, 2023.

Results of Operations

The following table sets forth the percentage of revenue for certain items in our statements of operations for the periods indicated:

	Fiscal Years
	2024	2023	2022
Statements of Operations:
Revenue	100%	100%	100%
Cost of revenue	41%	32%	46%
Gross profit	59%	68%	54%
Operating expenses:
Research and development	32%	30%	31%
Selling, general and administrative	44%	38%	46%
Operating income (loss)	(17)%	—%	(23)%
Interest expense	(2)%	(1)%	(1)%
Interest income and other (expense) income, net	—%	(1)%	(2)%
Income (loss) before income taxes	(19)%	(2)%	(26)%
Provision for income taxes	—%	—%	—%
Net income (loss)	(19)%	(2)%	(26)%

Comparison of Fiscal Years 2024 and 2023

Revenue. The table below sets forth the changes in revenue for Fiscal Year ended December 29, 2024, compared to Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years
	2024		2023		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage
New products	$16,128	80%	$18,211	86%	$(2,083)	(11)%
Mature products	3,984	20%	2,987	14%	997	33%
Total revenue	$20,112	100%	$21,198	100%	$(1,086)	(5)%

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, professional services, QuickAI, and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Total revenue decreased approximately $1.1 million, or (5)% in Fiscal Year ended December 29, 2024 as compared to the Fiscal Year ended December 31, 2023. The decrease in total revenue was comprised of a decrease of $2.1 million in new product revenue, partially offset by an increase of $1.0 million in mature product revenue.

New Products Revenue. The table below sets forth the changes in new products revenue for Fiscal Year ended December 29, 2024, compared to Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years
	2024		2023		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Hardware products	$2,547	13%	$1,230	6%	$1,317	107%
eFPGA IP	13,120	65%	16,839	79%	(3,719)	(22)%
SaaS & Other	461	2%	142	1%	319	225%
Total new products revenue	$16,128	80%	$18,211	86%	$(2,083)	(11)%

The decrease in new product revenue was primarily driven by a decrease in eFPGA IP revenue, partially offset by increases in new hardware product revenue and SaaS & Other revenue. eFPGA IP revenue is comprised primarily of eFPGA intellectual property revenue, eFPGA-related professional services revenue, and eFPGA-related support and maintenance revenue. eFPGA IP revenue decreased approximately $3.7 million, or (22)%, as compared to the Fiscal Year ended December 31, 2023. The decrease in eFPGA IP revenue was primarily comprised of a $3.5 million decrease in eFPGA-related professional services revenue. SaaS & Other revenue increased approximately $0.3 million, or 225% as compared to the Fiscal Year ended December 31, 2023. The increase in SaaS & Other revenue was driven by a $0.3 million increase in SaaS IP revenue. New hardware revenue increased by approximately $1.3 million, or 107%, in the Fiscal Year ended December 29, 2024 compared to the Fiscal Year endedDecember 31, 2023. The increase in new hardware product revenue was primarily comprised of an increase of $1.1 million in connectivity product revenue and $0.2 million in display product revenue.

Contract liabilities (deferred revenue) associated with eFPGA-related professional services revenue was $0.4 million and $1.0 million and were included in deferred revenue on the consolidated balance sheets as of December 29, 2024 and December 31, 2023, respectively. Contract assets associated with eFPGA-related professional services revenue was $2.7 million and $3.6 million on the consolidated balance sheets as of December 29, 2024 and December 31, 2023, respectively.

Gross Profit. The table below sets forth the changes in gross profit for Fiscal Year ended December 29, 2024, compared to Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years
	2024		2023		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Revenue	$20,112	100%	$21,198	100%	$(1,086)	(5)%
Cost of revenue	8,226	41%	6,711	32%	1,515	23%
Gross profit	$11,886	59%	$14,487	68%	$(2,601)	(18)%

Gross profit in Fiscal Year 2024 compared to Fiscal Year 2023 decreased approximately $2.6 million, or (18)%. The change in gross profit reflects a decrease in revenue of $1.1 million, or (5)%, accompanied by an increase in cost of revenue of $1.5 million, or 23%. The decrease in revenue was driven by a $2.1 million decrease in new product revenue, primarily due to reductions in eFPGA IP professional services revenue, partially offset by a $1.0 million increase in mature product revenue. The $1.5 million increase in cost of revenue was primarily comprised of increases in labor, tooling, and tooling-related depreciation expense, offset by decreases in consulting costs, all collectively associated with performing for revenue contracts, including device production, and additionally further offset by changes in inventory reserves.

In Fiscal Years 2024 and 2023, we capitalized costs associated with internal-use software of approximately $1.1 million and $1.1 million, respectively. For Fiscal Years 2024 and 2023, we recognized $0.7 million and $0.6 million, respectively in amortization expense of internal-use software in cost of revenues on our consolidated statements of operations.

Our hardware products have historically had a long product life cycle and obsolescence has not been a significant factor in the valuation of inventories. However, as we pursue opportunities in the IoT market and continue to develop new products, we believe our product life cycle may be shorter, which will increase the potential for obsolescence. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers. The sale of inventories previously written-off was approximately $0.1 million and $0.1 million in Fiscal Years 2024 and 2023, respectively. We wrote down approximately $0.1 million and $0.6 million to inventory reserves in Fiscal Years 2024 and 2023.

Operating Expenses. The table below sets forth the changes in operating expenses for Fiscal Year ended December 29, 2024 compared to Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years
	2024		2023		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	Percentage

Research and development	$6,544	32%	$6,448	30%	$96	1%
Selling, general and administrative	8,773	44%	7,969	38%	804	10%
Total operating expenses	$15,317	75%	$14,417	68%	$900	6%

Research and Development Expenses. Our research and development expenses consist primarily of personnel, overhead, and other costs associated with System on Chip ("SoC") and software development, programmable logic design, and AI and eFPGA development. R&D expenses were $6.5 million and $6.4 million in Fiscal Years 2024 and 2023, respectively, which represented 32% and 30%, respectively, of revenue for those periods. The $0.1 million increase in R&D expenses in Fiscal Year 2024 as compared to Fiscal Year 2023 was primarily attributable to increases in employee salaries, financing arrangement expenses, and reductions in the allocation of R&D expenses to cost of revenues, partially offset by a decrease in consulting costs, software maintenance costs, and amortization expense associated with software tools. R&D costs allocable to cost of revenues are included in cost of revenue in the consolidated statements of operations.

Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. SG&A expenses were $8.8 million and $8.0 million in Fiscal Years 2024 and 2023, respectively, which represented 44% and 38%, respectively, of revenue for those periods. The $0.8 million increase in SG&A expenses in Fiscal Year 2024 as compared to Fiscal Year 2023 was primarily attributable to an increase in salaries and stock-based compensation costs, partially offset by a decrease in incentive compensation.

Interest Expense and Interest Income and Other (Expense) Income, net. The table below sets forth the changes in interest expense and interest income and other (expense) income, net, for the Fiscal Year ended December 29, 2024, as compared to Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2024	2023	Amount	Percentage
Interest expense	$(406)	$(215)	$191	89%
Interest income and other (expense) income, net	$(1)	$(116)	(115)	(99)%
Total interest expense and interest income and other (expense) income, net	$(407)	$(331)	$76	23%

Interest expense relates primarily to our line of credit facility. Interest income and other (expenses) income, net, relates to the interest earned on our money market accounts and foreign exchange gain or losses recorded.

Provision for Income Taxes. The table below sets forth the changes in provision for income taxes in the Fiscal Year ended December 29, 2024 compared to the Fiscal Year ended December 31, 2023 (in thousands, except percentage data):

	Fiscal Years		Year-Over-Year Change
	2024	2023	Amount	Percentage
Provision for income taxes	$3	$2	$1	50%

Income tax expense for the Fiscal Year 2024 and 2023 relates primarily to foreign income tax provisions.

As of the end of Fiscal Year 2024, our ability to utilize our U.S. deferred tax assets in future periods is uncertain and, accordingly, we have recorded a full valuation allowance against the related U.S. deferred tax assets. We will continue to assess the realizability of deferred tax assets in future periods.

Comparison of Fiscal Years 2023 and 2022

For discussion related to the results of operations and changes in financial condition for Fiscal Year 2023 compared to Fiscal Year 2022, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Fiscal Year 2023 Form 10-K, which was originally filed with the SEC on March 27, 2024.

Key Performance Indicators

Sales, operating income, and net income are some of the key performance indicators that management uses to manage the business. Management uses sales, operating income (loss), and net income (loss) to evaluate the company's financial condition and operating performance, as well as evaluate income generated in deciding whether to reinvest profits into the company or to use such profits for other purposes, such as for acquisitions or share repurchases. These key performance indicators are also used to monitor budget versus actual results, as well as in competitive analyses by benchmarking to our competitors.

Liquidity and Capital Resources

We have historically financed our operating losses and capital investments through the sale of our common stock, financing arrangements, operating leases, and cash flows provided by operations. We also have the ability to draw advances from our revolving facility with Heritage Bank of Commerce ("Heritage Bank"). As of December 29, 2024, our principal sources of liquidity consisted of cash, cash equivalents, and restricted cash of $21.9 million, inclusive of $18 million in advances from our $20 million revolving facility. The revolving credit facility with Heritage Bank expires on December 31, 2025, and the Company fully expects to renew it before expiration.

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

Credit Agreement

On December 21, 2018, we entered into an Amended and Restated Loan and Security Agreement with Heritage Bank (as amended, the "Loan Agreement") which among other things, provided a revolving facility ("Revolving Facility") allowing us to draw advances up to $15.0 million. The Revolving Facility includes a number of customary and restrictive financial covenants including maintaining certain minimum cash levels with the lender. On December 8, 2023, we entered into the Seventh Amendment to the Loan Agreement, which increased the line of credit to $20.0 million, extended the maturity date from December 31, 2024 to December 31, 2025, and increased the annual facility fee to $60 thousand from $45 thousand, payable each December 31st. Advances under the Revolving Facility bear a variable annual interest rate equal to one half of one percentage point (0.50%) above the prime rate. On December 29, 2024, we had an $18 million outstanding balance on the Revolving Facility with an interest rate of 8.00%. On December 31, 2023, we had a $20 million outstanding balance on the Revolving Facility with an interest rate of 9.00%. We were in compliance with all loan covenants under the Loan Agreement, as of the end of the current reporting period.

Heritage Bank has a first-priority security interest in substantially all of the company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement. See Note 7 to the consolidated financial statements for additional information.

Common Stock Offerings

On March 6, 2025, we entered into common stock purchase agreements with certain institutional investors for the sale of an aggregate of 256 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3. These share placements resulted in gross proceeds of approximately $1.5 million. Issuance costs related to the offering are accounted for as a reduction in proceeds, and they were immaterial. Refer to Note 16 to the consolidated financial statements for additional information.

On February 25, 2025, we entered into an At Market Issuance Sales Agreement with Needham & Company, LLC (the "Agent"), pursuant to which we may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, having an aggregate offering price of up to $20,000,000.

On December 5, 2024, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 424 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs related to the offering were $27 thousand and are accounted for as a reduction in proceeds.

On March 13, 2024, we entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 223 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were $24 thousand.

On March 21, 2023, we entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of our common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the offering were immaterial.

On September 14, 2022 and February 9, 2022, we entered into common stock purchase agreements with certain investors for the sale of an aggregate of 487 thousand and 310 thousand shares of common stock, respectively, in registered direct offerings pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million and $1.5 million, respectively. Issuance costs related to the September 14, 2022 and February 9, 2022 offerings were immaterial.

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

See Note 11 to the consolidated financial statements for additional information.

Cash Flows

As of December 29, 2024, most of our cash and cash equivalents were invested in a Heritage Bank money market account. As of December 29, 2024, our interest-bearing debt consisted of $3.1 million outstanding under finance arrangements and $18 million outstanding under our Revolving Facility. See Note 7 to the consolidated financial statements for additional information.

Cash balances held at our foreign subsidiaries were approximately $0.1 million and $0.1 million as of December 29, 2024 and December 31, 2023, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our liquidity, capital resources, and global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Our cash flows were as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Net cash provided by (used in) operating activities	$27	$4,847	$(4,056)
Net cash provided by (used in) investing activities	(6,465)	(6,339)	(814)
Net cash provided by (used in) financing activities	3,712	6,897	4,466

Net Cash provided by (used in) Operating Activities

In Fiscal Year 2024, net cash provided by operating activities was $27 thousand, which was primarily due to non-cash charges of $8.6 million. Non-cash charges primarily consisted of stock-based compensation expense of $4.6 million, depreciation and amortization of long-lived assets and certain definite-lived intangible assets of $3.9 million, and write-down of inventories of $0.1 million. Non-cash charges were partially offset by a net loss of $3.8 million and changes in working capital of $4.7 million. Changes in working capital consisted of a decrease in trades payable of $3.6 million, a decrease in accrued liabilities of $1.1 million, an increase in accounts receivable of $0.8 million, a decrease in deferred revenue of $0.6 million, and a decrease in lease liabilities of $0.3 million, partially offset by a decrease in contract assets of $0.9 million, a decrease in other assets of $0.6 million, and a decrease in inventories of $0.3 million. Historically, our operating cash flows represented cash used in operating activities.

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

Net Cash provided by (used in) Investing Activities

Net cash used in investing activities in Fiscal Year 2024 was approximately $6.5 million, which was primarily attributable to capital expenditures related to property and equipment of $5.4 million, $0.1 million in expenditures related to intangible assets, and the capitalization of internal-use software in the amount of $1.1 million, partially offset by stock-based compensation capitalized to property and equipment and internal-use software in the amount of $9 thousand and $149 thousand, respectively.

Net cash used in investing activities in Fiscal Year 2023 was approximately $6.3 million, which was primarily attributable to capital expenditures primarily related to property and equipment of $5.6 million and the capitalization of internal-use software in the amount of $1.0 million, partially offset by stock-based compensation capitalized to internal-use software in the amount of $0.2 million.

Net Cash provided by (used in) Financing Activities

In Fiscal Year 2024, net cash provided by financing activities was $3.7 million, primarily attributable to proceeds from the issuance of common stock in the amount of $7.1 million, partially offset by $1.4 million in payments related to financing arrangements primarily for tooling related to revenue contracts with customers and $2.0 million in greater payments than borrowings on the Company's revolving line of credit.

In Fiscal Year 2023, net cash provided by financing activities was $6.9 million, primarily attributable to an increase in our revolving credit facility in the amount of $5.0 million and proceeds from the issuance of common stock in the amount of $2.5 million, partially offset by $0.7 million in payments related to financing arrangements primarily for tooling related to revenue contracts with customers.

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

Material Cash Requirements

The following discussion describes the material cash requirements from known contractual obligations and other obligations, and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods. The following summarizes our material cash requirements as of December 29, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years

Operating lease obligations	$816	$339	$477	$—	$—
Financing arrangements	3,404	2,123	1,281	—	—
Revolving Facility (1)	18,000	18,000	—	—	—
Purchase obligations:
Wafer purchases (2)	—	—	—	—	—
Other purchase commitments	1,272	1,192	80	—	—
Total material cash requirements	$23,492	$21,654	$1,838	$—	$—

(1)	The current maturity date on our Revolving Facility is December 31, 2025. See Note 7 to the consolidated financial statements for additional information.
(2)	Certain wafer manufacturers require us to forecast wafer starts several months in advance. We are committed to take delivery of and pay for a portion of forecasted wafer volume.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of QuickLogic Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of QuickLogic Corporation and Subsidiaries (collectively, the “Company”) as of December 29, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2024, and the results of their operations and their cash flows as of and for the year ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation for Excess or Obsolete Inventory – Refer to Notes 1 and 4 in the Consolidated Financial Statements

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s total inventories, net balance was $1.7 million, for both current and non-current, as of December 29, 2024. The Company values its inventories at lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company writes down inventory that has become obsolete, has a cost basis in excess of its expected net realizable value, or in excess of expected requirements.

The estimate of excess or obsolete inventories is subjective and dependent on the estimates of future demand for a particular product, which significantly relies on the Company’s historical sales. The determination of the inventory valuation in regard to excess or obsolete inventory requires management to make significant assumptions and subjective judgments about the future salability of the inventory and the value of obsolete inventory. These assumptions include the assessment of market conditions and trends, sales forecasts, historical sales, anticipated sales price, product obsolescence, customer concentrations, and other factors.

We identified the inventory valuation for excess or obsolete inventory as a critical audit matter due to the significant judgment required by management in estimating the allowance for inventory that is in excess or obsolete. The complexity and subjectivity of these estimates are heightened by the need to consider historical sales trends, expected product life, forecasted sales demand, and product mix. This involved significant audit effort and the use of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory valuation of excess or obsolete inventory, and the associated assumptions that the Company identified, included the following, among others:

•	Evaluating the internal controls related to the inventory valuation of excess or obsolete inventory and determining if those controls were designed and implemented appropriately.

•	Evaluating the appropriateness of management’s process for developing the estimates related to the inventory valuation of excess or obsolete inventory by:

•	Evaluating management’s methodology utilized to calculate the estimates.

•	Performing inquiries with management as to the composition of the reserve for aged inventory items without recent sales.

•	Assessing the appropriateness of the formulaic calculation and management adjustments by product type.

•	Evaluating the reasonableness of the significant assumptions used by management including those related to future demand by:

•	Evaluating management’s ability to sell inventory on hand based on the Company’s historical sales.

•	Performing inquiries with non-financial personnel, regarding obsolete or excess inventory items and other factors to corroborate management’s assertions regarding qualitative judgments about excess or obsolete inventories.

•	Evaluating qualitative factors included within the determination of significant assumptions used by management.

•	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimates.

Revenue Recognition of Professional Services Contracts

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s eFPGA-related professional services revenue was approximately $13.1 million for the year ended December 29, 2024. eFPGA-related professional services contracts often include promises to transfer intellectual property licenses to customize hardware products and to provide professional services and technical support services to customers. Judgment is required by management to allocate the transaction price to the separately identifiable performance obligations in the contract based on each performance obligation’s relative standalone selling price. eFPGA intellectual property is rarely sold on a standalone basis, and as such, management is required to estimate the standalone selling price related to each performance obligation. Management uses a variety of methods to determine the standalone selling price of each performance obligation, including an adjusted market assessment approach, residual approach or the expected cost plus a margin approach, depending on the characteristics and context of the deliverables.

We have identified the determination of the standalone selling price as a critical audit matter. Auditing this element of revenue recognition involved especially challenging auditor judgment in the determination of distinct performance obligations and an increased extent of auditor effort due to; (i) the use of significant management judgment in determining the standalone selling price when observable inputs are not readily available and (ii) the inherent, unique nature of each performance obligation within each professional service contract.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determination of the standalone selling price of professional services contracts, and the associated assumptions that the Company identified, included the following, among others:

•	Evaluating the internal controls related to the Company’s review and application of the revenue recognition guidance and determining if those controls were designed and implemented appropriately.

•	Evaluating the appropriateness of management's methodology used to determine the standalone selling price for a sample of contracts including:

•	Obtaining and reading contract source documents, including master agreements, and other related documents.

•	Assessing management’s application of the methodology based on the relevant guidance under Accounting Standards Codification 606, Revenue from Contracts with Customers.

•	Evaluating the appropriateness of management’s determination of the standalone selling price, including:

•	Assessing assumptions utilized by management in determining the standalone selling price when comparative information is not readily observable.

•	Corroborating management’s assumptions through review of similar contracts when available and applicable depending on the nature of the contract.

•	Performing inquiries with individuals outside of the accounting department to corroborate management’s assertions and assumptions and performing sensitivity analysis to unobservable inputs.

•	Testing the application of management’s methodology to each selected professional services contract.

•	Testing the mathematical accuracy of management’s calculations of the standalone selling price of a selection of professional services contracts.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company's auditor since 2024.

San Francisco, California

March 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

QuickLogic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of QuickLogic Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2023 and January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2023 and January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California

March 26, 2024, except for Note 14 to the consolidated financial statements, as to which the date is March 25, 2025.

We served as the Company’s auditor from 2016 to 2024.

QUICKLOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	December 29,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$21,880	$24,606
Accounts receivable, net of allowances for credit losses of $30 and $34, as of December 29, 2024 and December 31, 2023, respectively	2,436	1,625
Contract assets	2,682	3,609
Note receivable	—	1,200
Inventories	940	2,029
Prepaid expenses and other current assets	1,666	1,561
Total current assets	29,604	34,630
Property and equipment, net	15,699	8,948
Capitalized internal-use software, net	2,451	2,069
Right of use assets, net	758	981
Intangible assets, net	808	537
Non-marketable equity investment	300	300
Goodwill	185	185
Inventories, non-current	718	—
Note receivable, non-current	1,292	—
Other assets	118	142
TOTAL ASSETS	$51,933	$47,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$18,000	$20,000
Trade payables	3,120	4,657
Accrued liabilities	1,611	2,673
Deferred revenue	454	1,052
Notes payable, current	1,928	946
Lease liabilities, current	284	302
Total current liabilities	25,397	29,630
Long-term liabilities:
Lease liabilities, non-current	447	681
Notes payable, non-current	1,202	461
Other long-term liabilities	—	125
Total liabilities	27,046	30,897
Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 15,336 and 14,118 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	15	14
Additional paid-in capital	334,268	322,436
Accumulated deficit	(309,396)	(305,555)
Total stockholders' equity	24,887	16,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,933	$47,792

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years
	2024	2023	2022
Statements of Operations:
Revenue	$20,112	$21,198	$16,180
Cost of revenue	8,226	6,711	7,378
Gross profit	11,886	14,487	8,802
Operating expenses:
Research and development	6,544	6,448	5,001
Selling, general and administrative	8,773	7,969	7,601
Operating income (loss)	(3,431)	70	(3,800)
Interest expense	(406)	(215)	(148)
Interest income and other (expense) income, net	(1)	(116)	(221)
Income (loss) before income taxes	(3,838)	(261)	(4,169)
Provision for income taxes	3	2	98
Net income (loss)	$(3,841)	$(263)	$(4,267)
Net income (loss) per share: (1)
Basic and diluted	$(0.26)	$(0.02)	$(0.34)
Weighted average shares: (1)
Basic and diluted	14,510	13,453	12,588

(1) Note: Net income (loss) equals total comprehensive income (loss) for all years presented.

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,841)	$(263)	$(4,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,613	1,807	1,147
ROU asset amortization	269	348	345
Stock-based compensation	4,606	2,522	2,035
Write-down of inventories	82	606	224
Other	(4)	16	(9)
Changes in operating assets and liabilities:
Accounts receivable	(807)	1,048	(1,708)
Contract assets	927	(1,622)	(1,692)
Inventories	289	(142)	(639)
Other assets	596	(958)	(220)
Trade payables	(3,601)	91	1,455
Accrued liabilities	(1,081)	1,003	(156)
Deferred revenue	(598)	780	(183)
Lease liabilities	(298)	(389)	(366)
Other long-term liabilities	(125)	—	(22)
Net cash provided by (used in) operating activities	27	4,847	(4,056)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(5,404)	(5,467)	(142)
Capitalized internal-use software	(967)	(872)	(672)
Purchases of intangible assets	(94)	—	—
Net cash provided by (used in) investing activities	(6,465)	(6,339)	(814)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(1,384)	(701)	(452)
Proceeds from notes payable	—	105	—
Proceeds from line of credit	78,000	65,000	60,000
Repayment of line of credit	(80,000)	(60,000)	(60,000)
Proceeds from issuance of common stock	310	200	253
Proceeds from issuance of common stock to investors	6,810	2,313	4,682
Stock issuance costs	(24)	(20)	(17)
Net cash provided by (used in) financing activities	3,712	6,897	4,466
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,726)	5,405	(404)
Cash, cash equivalents and restricted cash at the beginning of the period	24,606	19,201	19,605
Cash, cash equivalents, and restricted cash at the end of the period	$21,880	$24,606	$19,201

Supplemental disclosures of cash flow information:
Interest paid	$344	$81	$86
Income taxes paid	$33	$14	$16

Supplemental schedule of non-cash investing and financing activities:
Purchases of assets with financing arrangements	$3,107	$1,116	$650
Stock-based compensation capitalized as internal-use software	$149	$248	$—
Stock-based compensation capitalized as tooling and fixed assets	$9	$—	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$2,041	$2,101	$1

The accompanying notes form an integral part of these Consolidated Financial Statements.

QUICKLOGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Par Value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 2, 2022	11,863	$12	$310,222	$(301,025)	$9,209
Common stock issued under stock plans and employee stock purchase plans	542	—	253	—	253
Common stock offering, net of issuance costs	797	1	4,664	—	4,665
Stock-based compensation	—	—	2,035	—	2,035
Net loss	—	—	—	(4,267)	(4,267)
Balance at January 1, 2023	13,202	13	317,174	(305,292)	11,895
Common stock issued under stock plans and employee stock purchase plans	466	1	199	—	200
Common stock offering, net of issuance costs	450	—	2,293	—	2,293
Stock-based compensation	—	—	2,770	—	2,770
Net loss	—	—	—	(263)	(263)
Balance at December 31, 2023	14,118	14	322,436	(305,555)	16,895
Common stock issued under stock plans and employee stock purchase plans	572	—	310	—	310
Common stock offering, net of issuance costs	646	1	6,758	—	6,759
Stock-based compensation	—	—	4,764	—	4,764
Net loss	—	—	—	(3,841)	(3,841)
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887

The accompanying notes form an integral part of these Consolidated Financial Statements.

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. The Company provides innovative, programmable silicon and software platforms to enable its customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, QuickLogic is a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), discrete FPGAs, and AI software. QuickLogic's customers can use its eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit (ASIC) products, the Company's SoCs to run its customers' software and build their hardware around, and the Company's discrete FPGAs to implement their custom functionality. The Analytics Toolkit from SensiML Corporation ("SensiML"), the Company's wholly-owned subsidiary, provides an end-to-end Artificial Intelligence / Machine Learning solution with accurate sensor algorithms using AI technology. The full range of products, software tools, and eFPGA IP enables the practical and efficient programmability for the Company's customers across Aerospace, and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

QuickLogic’s Fiscal Year ends on the Sunday closest to December 31. Fiscal Years2024, 2023, and 2022 ended on December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit, and cash flows from operations. As of December 29, 2024, the Company’s principal sources of liquidity consisted of cash and cash equivalents of $21.9 million, inclusive of an $18 million advance from its Revolving Facility with Heritage Bank of Commerce ("Heritage Bank").

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

On  December 5, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  424 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S- 3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs of $27 thousand related to the offering were immaterial.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  223 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs of $24 thousand related to the offering were immaterial.

On March 21, 2023, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of our common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the offering were immaterial.

On September 14, 2022 and February 9, 2022, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 487 thousand and 310 thousand shares of common stock, respectively, in registered direct offerings pursuant to an effective shelf registration statement on Form S- 3, resulting in net cash proceeds of approximately  $3.2 million and $1.5 million, respectively. Issuance costs related to the  September 14, 2022 and February 9, 2022 offerings were immaterial.

The Company currently uses its cash to fund its working capital, to accelerate the development of next-generation products and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with  $6.8 million gross cash proceeds from the  December 5, 2024 and March 13, 2024 financings, its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Certain prior period amounts and disclosures in the consolidated financial statements and accompanying notes have been reclassified or modified to conform to the current period's presentation.

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

The following is a description of the Company's revenue recognition policy by principal activity:

Hardware Product Revenue

The Company generates revenue by supplying standard hardware products, which must be programmed before they can be used in an application. Standard hardware products may be programmed by the Company, distributors, end customers, or third parties. Contracts with customers for hardware products generally do not include other performance obligations such as services, extended warranties, or other material rights. The Company's promise to transfer hardware products is identified as a distinct performance obligation. The Company recognizes revenue on hardware products when it transfers control of the promised products to the customer. Transfer of control of hardware products occurs when its performance obligation is satisfied, which typically occurs upon shipment from the Company's manufacturing site or headquarters. The Company recognizes revenue in an amount that reflects the consideration it expects to receive in exchange for those products, which also represents the standalone selling price ("SSP") of its performance obligation. Hardware product prices are fixed. The Company elected a practical expedient in which it does not assess whether a contract has a significant financing component since its standard payment terms are less than one year. The Company allocates the transaction price of customer contracts to each distinct product based on its relative SSP. The sale of hardware products does not typically involve significant judgment or estimates by management. However, the Company does record an allowance for hardware product sales returns, which requires some judgment by management.

Hardware Product Sales Return Allowance

While the terms and conditions of the sale of hardware products generally do not allow for refunds or product returns other than for warranty repairs, the Company does record an allowance for hardware product sales returns. The allowance for sales returns is based on a historical returns analysis of the prior four quarters that is performed on a quarterly basis. Amounts recorded for hardware product sales returns were $1 thousand, $8 thousand, and $2 thousand for the years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, on the Company's consolidated statements of operations. While hardware product sales returns have not been material to the Company in recent reporting periods, the Company notes there is an inherent uncertainty in estimating this allowance. In the case where actual results may significantly vary from management estimates, the Company may be required to make future adjustments to its revenues and operating results.

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

Additionally, judgment is required by management to allocate the transaction price to the separately identifiable performance obligations in the contract. The Company allocates the transaction price of the contract to each performance obligation based on its relative SSP. The Company rarely sells eFPGA intellectual property licenses on a standalone basis. Generally, the Company will provide eFPGA-related professional services and support and maintenance services to customers in conjunction with eFPGA IP licenses based on unique contractual arrangement terms and conditions. As such, the Company is required to estimate the SSP for each performance obligation.

In instances where the SSP is not directly observable because the Company does not sell the promised goods or services separately, the Company typically determines the SSP using either the adjusted market assessment approach, residual approach, or the expected cost plus a margin approach, depending on the characteristics and context of the deliverable. The selected method is applied by the Company consistently for similar arrangements and deliverables. The factors used to select the most appropriate estimation method, as well as select the most appropriate SSP include, but are not limited to, the extent of internal costs required to provide the promised performance obligation, margins achieved on standalone sales of similar products, profit objectives, cost structure, location-specific factors, and competition.

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

Generally, the Company satisfies eFPGA-related contractual performance obligations over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs, the Company's performance creates or enhances an asset that the customer controls as it is created or enhanced, or the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. When the Company satisfies performance obligations over time, it recognizes revenue by applying an over-time methodology that depicts the Company’s performance toward satisfaction of the performance obligation.

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

Goodwill

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in a business combination. The carrying value of goodwill is not amortized but is annually tested for impairment during the Company's fourth fiscal quarter, and more often if there is an indicator of impairment. The Company either performs a qualitative assessment under ASC 350, including the consideration of factors such as macroeconomic conditions, industry and market considerations, and overall financial performance, or a quantitative assessment under ASU No. 2017-14, which involves comparing the carrying value of the reporting unit to its fair value. Subsequent to the Company's annual impairment testing in the fourth quarter of 2024 and 2023, there were no indicators of impairment that gave cause for additional impairment testing of goodwill. No impairment of goodwill has been recognized to date.

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

Acquired intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. The Company reviews the recoverability of its long-lived assets annually and when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The Company assesses possible impairment based on its ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations, as well as the useful lives applied to the assets. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value, and the carrying value of the related assets is reduced by this difference. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. In estimating future cash flows and the fair value of its long-lived assets, the Company considers changes in legal factors and the business climate, product and technology obsolescence, and competition. The Company performed an annual impairment assessment in the fourth quarter of 2024 and 2023 and deemed no impairment was necessary for the current or prior year. Subsequent to the Company's annual impairment testing in the fourth quarter of 2024 and 2023, there were no indicators of impairment that gave cause for additional impairment testing of the Company’s long-lived assets. No impairment of intangible assets has been recognized to date. Additionally, the Company did not recognize any gains or losses on the disposal of equipment in the years ended December 29, 2024 or December 31, 2023.

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

The Company had contract assets associated with eFPGA-related professional services revenue of approximately $2.7 million, $3.6 million, and $2.0 million and contract liabilities (reflected as deferred revenue) associated with eFPGA-related professional services revenue of $0.4 million, $1.1 million, and $0.3 million on the consolidated balance sheets at  December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its ASC 606 contracts during the years ended  December 29, 2024 and  December 31, 2023 met the capitalization criteria and as such, there are no costs deferred nor recognized as assets on the consolidated balance sheets at December 29, 2024 and December 31, 2023.

Current Expected Credit Losses

The current expected credit loss ("CECL") reserve required under ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"), reflects the Company's current estimate of potential credit losses related to its financing receivables and contract assets. As of January 1, 2023 and December 31, 2023, the Company's CECL reserve was $0. Subsequent changes to the CECL reserve are recognized through a provision for or reversal of current expected credit loss reserve on the Company's consolidated statement of operations. ASU 2016-13 specifies the reserve should be based on relevant information about past events, including historical loss experience, market conditions, and reasonable and supportable macroeconomic forecasts for the duration of each financing receivable. For each financing receivable and contract asset, the Company performs an annual quantitative assessment of the impact of CECL using a probability-of-default method. This includes estimating the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the balance of each financing receivable to determine the expected credit loss. The Company adjusts these factors for current conditions, including the financial condition of the borrower, the probability that it will grant the borrower a concession through modification of the loan terms, and reasonable and supportable forecasts of future losses as necessary.

For its trade accounts receivable, the Company estimates the current expected credit loss at the end of each reporting period based on the aging of the trade receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off only after considerable collection efforts have been made and the amounts are determined to be uncollectible.

The Company provides an allowance for credit losses for its trade accounts receivable based on both historical experience and a specific identification basis. As of  December 29, 2024 and December 31, 2023, the allowance for credit losses was $30 thousand and $34 thousand, respectively, in its consolidated balance sheets. Credit loss expense for the years ended  December 29, 2024, December 31, 2023, and  January 1, 2023 was $6 thousand, $24 thousand, and $16 thousand, respectively.

Leases

The Company accounts for leases under ASC 842 and related ASUs. Under ASC 842, all significant lease arrangements are generally recognized at the lease commencement date. Right-of-use ("ROU") assets and lease liabilities are recorded in the Company's consolidated balance sheet. The Company determines if an arrangement is a lease at inception, including considering whether the Company has the right to obtain substantially all of the economic benefits from and direct the use of an identified asset for a period of time. When an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. Lease liabilities represent the present value of the Company's future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of a lease liability is determined using the Company's incremental collateralized borrowing rate at lease inception. ROU assets represent the Company's right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. An ROU asset may also include lease payments related to initial direct costs and prepayments and excludes lease incentives. The Company does not apply lease recognition requirements to lease arrangements having terms of twelve months or less. Instead, it recognizes payments in the consolidated statement of operations as rental costs on a straight-line basis over the lease term. The Company has lease agreements which contain lease and non-lease components; non-lease components are generally accounted for separately.

The Company’s ROU assets were approximately $0.8 million and $1.0 million and lease liabilities were approximately $0.7 million and $1.0 million on the Company’s consolidated balance sheets at  December 29, 2024 and December 31, 2023, respectively. See Note 8 for additional information.

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

In determining the fair value of the investment at acquisition of the common stock, the Company applied the Black-Scholes Option Pricing model using a back-solve technique and applied significant judgment to quantify inputs used in the model, in accordance with the AICPA Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation (2013). The Company has neither significant influence nor control over the investee. Post-acquisition, the Company accounts for the non-marketable equity investment under a practical expedient under ASC 321, in which equity investments without a readily determinable fair value are measured to fair value at “cost minus impairment.” Under the “cost minus impairment” method, when the non-marketable equity investment is determined to be impaired on the basis of a qualitative assessment, the carrying value of the non-marketable equity security is adjusted to fair value and is measured at cost, less any impairment. The Company reviews its non-marketable equity investment for impairment periodically. The carrying value of non-marketable equity securities is classified within Level 3 of the fair value hierarchy. Any losses, should they occur, from impairments of non-marketable equity investments are recorded in the statements of operations within interest income and other (expense) income, net. The non-marketable equity investment is classified as a non-current asset on the consolidated balance sheets. There was no impairment assessed as of  December 29, 2024 and December 31, 2023. See Note 9 for additional information.

Variable Interest Entities

A variable interest entity (VIE) is a legal entity that 1) does not have sufficient equity at risk to finance its activities without additional subordinated financial support or 2) is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting or similar rights and/or do not substantively participate in the gains and losses of the entity.

Consolidation of a VIE by its primary beneficiary is not solely based on majority voting interest, but is based on whether the reporting entity has a controlling financial interest in the VIE. To have a controlling financial interest, the reporting entity must have the power to direct the activities of a VIE that most significant impact the VIE's economic performance, as well as the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

When the Company enters into various arrangements with unaffiliated entities in the normal course of business, it assesses the entity to determine whether it qualifies as a VIE and if so, whether the Company is the primary beneficiary and should consolidate the entity. These assessments include a review of the entity's capital structure, related contractual relationships and terms, nature of the entity’s operations and purpose, nature of the entity’s interests issued, and the Company's involvement with the entity, including the breadth of the Company's decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

As of December 29, 2024, the Company held one interest in a VIE; its $0.3 million equity investment in an unaffiliated entity. The VIE’s activities consist of the development and commercialization of certain semiconductor technology, which are financed primarily through investors. The Company's involvement is that of a passive equity investor and creditor without any active involvement in the management or direction of the VIE’s activities. The Company is not required to consolidate the VIE and accounts for it under ASC 321. The Company’s maximum exposure is its $0.3 million equity investment in the VIE, as well as the $1.3 million note receivable with the VIE. Refer to Note 9 for additional information.

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

At times, the Company reclassifies certain costs and expenses to better attribute usage of labor and resources to their functional utilization. The Company allocated $4.8 million, $3.0 million, and $3.3 million of R&D expenses associated with the performance of its revenue contracts to costs of revenues in the 2024, 2023, and 2022 annual fiscal periods, respectively.

Hardware Product Warranty Costs

The Company warrants product hardware against defects in material and workmanship under normal use for twelve months from the date of shipment. The Company’s liability is limited to the cost of repair or replacement of the defective part. The Company does not consider activities related to such warranties to be a separate performance obligation under ASC 606. The terms and conditions of sale generally do not allow for refunds or product returns other than for warranty repairs. The Company does not have significant product warranty-related costs or liabilities for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023.

Foreign Currency Transactions

All of the Company’s revenue transactions and inputs to its cost of revenue are denominated in U.S. dollars. The Company conducts sales and marketing activities in various countries outside of the United States. The Company's foreign operations' monetary assets and liabilities are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical exchange rates. The Company's foreign operations' income and expenses are transacted in local foreign currency and translated to U.S. dollars using the average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of the Company's foreign operations are recorded as interest income and other (expense) income, net in the consolidated statements of operations. The impact from foreign currencies was not significant for each of the Fiscal Years ended  December 29, 2024,  December 31, 2023, and January 1, 2023.

Operating expenses denominated in foreign currencies represented approximately 6%, 8%, and 12% of total operating expenses for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively. The Company incurred a majority of such foreign currency expenses in the United Kingdom, China, India, Taiwan, and Japan in the Fiscal Years ended December 29, 2024,  December 31, 2023, and January 1, 2023. The Company does not use derivative financial instruments to hedge its exposure to fluctuations in foreign currency and therefore, is susceptible to fluctuations in foreign exchange gains or losses in its results of operations in future reporting periods.

Advertising

Advertising and promotion expenses are charged to “selling, general, and administrative” expense in the consolidated statements of operations as incurred. Advertising and promotion expenses were $73 thousand, $44 thousand, and $40 thousand for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

Defined Contribution Post-Retirement Benefit Plans

In July 2024, the Company started an employer match program for its 401(k) post-retirement benefit plan. In the fiscal year ended December 29, 2024, the Company recognized $0.1 million in associated matching contribution expenses.

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

Interest Income

The Company's interest income is comprised of interest earned on its money market accounts and financing receivables. As of December 29, 2024, the Company had one note receivable related to the conversion of accounts receivable for a customer. Interest is accrued as earned and is reflected as an increase in the balance of the note receivable, as well as recognized as interest income on the Company's consolidated statement of operations. All accrued and unpaid interest will be due and payable to the Company on the maturity date of the note receivable. Refer to Note 9 for additional information.

Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different tax and accounting treatment of items, such as deferred revenue, allowance for credit losses, the impact of equity awards, depreciation and amortization, and employee-related accruals. These differences result in deferred tax assets and liabilities, which are included on the Company's consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the consolidated statements of operations.

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

Comprehensive Income (Loss)

The net income (loss) in the consolidated statements of operations for each of the years ended December 29, 2024,  December 31, 2023, and January 1, 2023 is the same as the consolidated comprehensive income (loss). The Company has no reportable items for other comprehensive income ("OCI") under comprehensive income nor under accumulated other comprehensive income on its consolidated balance sheet.

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

The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for wafer fabrication, assembly, programming, and testing of its hardware products and for the supply of programming equipment. These services are typically provided by one supplier for each of the Company’s hardware products. The Company generally purchases these single or limited source services through standard purchase orders. Since the Company relies on independent subcontractors to perform these services, it cannot directly control its product delivery schedules, costs, or quality levels. The Company’s future success also depends on the financial viability of its independent subcontractors.

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

Recent Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023- 07, Segment Reporting (Topic 280) Improvements to Disclosures About Reportable Segments to enhance disclosures about significant segment expenses, among other interim disclosure requirements. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023- 07 prospectively on January 1, 2024 and it had no material impact on the Company's consolidated financial statements or related disclosures. Refer to Note 14 for additional information.

New Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2024-03 is not expected to have a significant impact on the Company's consolidated financial statements

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to Concept Statements to remove references to its concept statements from the FASB Accounting Standards Codification. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2024-02 is not expected to have a significant impact on the Company's consolidated financial statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures by providing information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements

NOTE 3 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share was computed by dividing earnings (loss) available by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was computed using the weighted average number of common shares outstanding during the period plus potentially dilutive common shares outstanding during the period under the treasury stock method. In computing diluted earnings (loss) per share, the weighted average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants. For periods in which the Company has reported a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders as dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For periods in which the Company has reported a net income, diluted earnings per share attributable to common stockholders is different from basic earnings per share attributable to common stockholders as dilutive common shares would increase the amount of shares outstanding reduced by the amounts of treasury shares repurchased from the proceeds at the average market price for the period.

Approximately 0.7 million, 0.7 million, and 0.8 million shares associated with equity awards outstanding and the estimated number of shares to be purchased under the current offering period of the ESPP Plan were not included in the calculation of diluted net loss per share, as they were considered antidilutive due to the net loss the Company experienced in the years ended December 29, 2024,  December 31, 2023 and January 1, 2023, respectively. Warrants to purchase up to 0.4 million shares were issued in connection with the  May 29, 2018 stock offering were also not included in the diluted loss per share calculation as they were also considered anti-dilutive due to the net loss the Company experienced in the year ended January 1, 2023. These warrants expired unexercised on May 29, 2023.

NOTE 4 — BALANCE SHEET COMPONENTS

	December 29,	December 31,
	2024	2023
	(in thousands)
Inventories:
Work-in-process	$710	$1,602
Finished goods	230	427
	$940	$2,029
Prepaid expenses and other current assets:
Prepaid taxes	$498	$498
Deferred charges	792	290
Other prepaid taxes, royalties, and other prepaid expenses	242	629
Other	134	144
	$1,666	$1,561
Property and equipment:
Equipment	$9,623	$10,503
Software tools	3,402	2,163
Tooling	14,357	7,085
Software	1,776	1,803
Furniture and fixtures	58	65
Leasehold improvements	647	580
	29,863	22,199
Accumulated depreciation and amortization	(14,164)	(13,251)
	$15,699	$8,948
Capitalized internal-use software:
Capitalized software held for internal use	$4,607	$3,491
Accumulated amortization	(2,156)	(1,422)
	$2,451	$2,069
Accrued liabilities:
Accrued compensation	$865	$1,910
Accrued employee benefits	76	57
Accrued payroll tax	124	197
Other	546	509
	$1,611	$2,673

The majority of the Company's deferred charges balance as of December 29, 2024 relates to the Company's software tools and related subscriptions. The Company's deferred charges balance as of December 31, 2023 relates primarily to the Company's software subscriptions, as well as legal and revolving credit facility fee accruals. The Company amortizes its deferred charges over their estimated useful lives using the straight-line method.

As of December 29, 2024 and December 31, 2023, work-in-process ("WIP") inventories, net consist primarily of $0.5 million and $0.5 million, respectively, of die wafers and $1.0 million and $1.1 million, respectively, of tested, unmarked devices held for sale, which are completed upon customer orders. During its 2024 fiscal year, the Company reclassified certain of its work-in-process and finished goods inventory in the amount of $0.7 million and $28 thousand, respectively, from current to non-current to better reflect the business cycles of its certain customers for that family of inventory. Additionally, in conduction of its annual excess and obsolete (E&O) inventory analysis, the Company determined that none of said work-in-process inventory was subject to a reserve.

The Company capitalized $7.27 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the fiscal year ended December 29, 2024. The capitalized assets recognized in the period are owned by the Company. $7.09 million in pre-production design and development costs were capitalized in the fiscal year ended December 31, 2023.

The Company recorded depreciation and amortization expense of $3.6 million, $1.8 million, and $1.1 million for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $0.7 million, $0.6 million, and $0.4 million in amortization expense of capitalized internal-use software for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

Accounts receivable, net of allowances for credit losses of $18 thousand, was $2.7 million as of January 1, 2023.

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

NOTE 6-— INTANGIBLE ASSETS

The following table provides the details of the carrying value of intangible assets recorded from the 2019 acquisition of SensiML at  December 29, 2024 (in thousands):

	December 29, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4	$959	$(575)	$384
Customer relationships	—	81	(81)	—
Trade names and trademarks	4	116	(70)	46
Total acquired identifiable intangible assets		$1,156	$(726)	$430

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

The following table provides the details of future annual amortization of SensiML intangible assets, based upon the current useful lives at  December 29, 2024 (in thousands):

Amount
Annual Fiscal Years
2025	$107
2026	107
2027	107
2028	109
Total	$430

In the fiscal year ended December 29, 2024, the Company capitalized $385 thousand in litigation costs related to the Company's successful defense of its patents in a lawsuit. The following table provides the details of the carrying value of the related intangible asset at December 31, 2023 (in thousands):

	December 29, 2024
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	9	$418	$(39)	$378
Total intangible assets related to patents		$418	$(39)	$378

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives at  December 29, 2024 (in thousands):

Amount
Annual Fiscal Years
2025	$39
2026	39
2027	39
2028	39
2029	39
Thereafter	183
Total	$378

NOTE 7 — DEBT OBLIGATIONS

Revolving Line of Credit

On December 21, 2018 , the Company entered into a loan agreement, the QuickLogic Corporation Heritage Bank of Commerce Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") with Heritage Bank which among other things, provided a revolving line of credit facility ("Revolving Facility") allowing the Company to draw advances up to $15 million. The Revolving Facility, as amended, includes a number of customary and restrictive financial covenants including maintaining certain minimum cash levels with the lender. On December 8, 2023, the Company entered into the Seventh Amendment to the Loan Agreement, which increased the line of credit to $20 million, extended the maturity date from  December 31, 2024 to December 31, 2025, and increased the annual facility fee to  $60 thousand from $45 thousand, payable each December 31st. Advances under the Revolving Facility bear a variable annual interest rate equal to  one half of one percentage point (0.50%) above the prime rate. On December 29, 2024, the Company had an $18 million outstanding balance on the Revolving Facility with an interest rate of 8.00%. On December 31, 2023, the Company had a  $20 million outstanding balance on the Revolving Facility with an interest rate of 9.00%.

The Company was in compliance with all loan covenants under the Loan Agreement, as of the end of the current reporting period. Additionally, the Company fully expects to renew the Revolving Facility prior to its maturity date of December 31, 2025.

Heritage Bank has a first-priority security interest in substantially all of the Company’s tangible and intangible assets to secure any outstanding amounts under the Loan Agreement.

Financing Arrangements

The amount of net assets purchased through financing arrangements on the consolidated balance sheets were $3.3 million and $1.4 million as of  December 29, 2024 and December 31, 2023, respectively. The corresponding note payable amount for these financing arrangements was $3.1 million and $1.4 million as of  December 29, 2024 and December 31, 2023, respectively. Payments related to financing arrangements were $1.4 million, $0.7 million, and $0.5 million for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively. The Company's outstanding financing arrangements as of  December 29, 2024 have remaining terms of 0.64 years to 2.32 years, with a weighted average remaining term of 1.68 years. Stated and imputed interest rates for its financing arrangements outstanding as of  December 29, 2024 range from 8.00% to 9.89%, with a weighted average interest rate of 8.88%. The Company's outstanding financing arrangements as of  December 31, 2023 had remaining terms of 0.91 years to 2.25 years, with a weighted average remaining term of 1.81 years. Stated and imputed interest rates for its financing arrangements outstanding as of  December 31, 2023 ranged from 3.75% to 9.89%, with a weighted average interest rate of 8.34%.

Amounts due to be paid in Fiscal Years 2025, 2026, and 2027 are $2.1 million, $1.0 million, and $0.3 million, respectively, less amounts representing interest of $0.3 million results in the total notes payable amount of $3.1 million.

NOTE 8 — LEASES

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases. Operating leases generally have lease terms of 1 to 5 years. The Company's corporate facility is located at 2220 Lundy Avenue, San Jose, California, 95131, where the Company occupies approximately 24,164 square feet of space. The original five-year lease was entered into in February 2019 and has since been extended to June 14, 2027 under similar terms. Upon expiration, the Company has the ability to extend the term of the lease for an additional period of five years at a base rent equal to the prevailing market rent rate. Due to the Company's uncertainty in renewing the lease upon expiration, the option to renew is not included within the Company's measurement of the related ROU asset and operating lease liability. The Company's SensiML subsidiary in Beaverton, Oregon occupies approximately 925 square feet of space. The original four-year lease was entered into in April 2019 and on April 1, 2023, was extended to March 31, 2025 under similar terms. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States. The sales offices are rented under short-term leases. Total rent expense was approximately $0.4 million for each of the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

The following table provides the activity related to operating leases (in thousands):

	December 29, 2024	December 31, 2023
Operating lease costs:
Fixed	$374	$394
Short term	18	18
Total	$392	$412

Right-of-use assets obtained in exchange for obligations lease:
Operating leases	$46	$865
Total	$46	$865

The following table provides the details of supplemental cash flow information (in thousands):

	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$378	$421
Total	$378	$421

Non-cash ROU assets related to operating leases included in the operating cash flows for the fiscal year ended  December 29, 2024 and  December 31, 2023 were $269 thousand and $348 thousand, respectively.

The following table provides the details of ROU assets and lease liabilities (in thousands):

	December 29, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$758	$981
Total	$758	$981
Lease liabilities:
Operating leases	$731	$983
Total	$731	$983

The following table provides the details of future lease payments for operating leases as of December 29, 2024 and (in thousands):

Annual Fiscal Years	Operating
2025	$339
2026	349
2027	128
Total lease payments	816
Less: Interest	85
Present value of lease liabilities	$731

The following table provides the details of lease terms and discount rates:

December 29, 2024
ROU assets:
Weighted-average remaining lease term (years)
Operating leases	2.42
Weighted-average discount rates:
Operating leases	9.00%

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company's cash, cash equivalents and restricted cash balances were $21.9 million and $24.6 million, including amounts in money market funds, as of December 29, 2024 and December 31, 2023, respectively. The money market funds are collateral for the company's credit card debt and had a balance of $0.1 million at  December 29, 2024 and December 31, 2023. Interest in these funds is earned at a 0.01% annual percentage rate ( "APR"). Due to the short-term nature of the money market funds, the Company believes that carrying value approximates fair value.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Original Note remained the same. As of December 29, 2024, the related note receivable balance was $1.29 million, including $129 thousand in accrued interest. The Company evaluated the note receivable under the current expected credit loss ("CECL") model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The CECL model does not specify a threshold for the recognition of an impairment allowance. The Company utilized the probability-of-default method to determine the current expected credit loss for the note receivable. The probability-of-default method represents the likelihood that a receivable that has reached the point of default will not be collected in full. The Company updates its loss rate and factors annually to incorporate the most recent historical data and qualitative factors, including knowledge of industry and technological trends and understanding of the customer's business and history as a start-up entity. Additionally, these factors may include forward-looking information. Using this method, the Company measured the current expected credit loss associated with the note receivable to be de minimis as of December 29, 2024.

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

Subsequent to the valuation date and through December 31, 2023, there were no observable price changes or indicators of impairment for the non-marketable equity investment. During Fiscal 2024, there were no observable price changes or indicators of impairment for the non-marketable equity investment. There was no change to the carrying value of the non-marketable equity investment of $0.3 million as of  December 29, 2024 and December 31, 2023.

NOTE 10 — INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years
	2024	2023	2022
Income (loss) before income taxes:
U.S.	$(3,782)	$(225)	$(4,116)
Foreign	(56)	(36)	(53)
Income (loss) before income taxes	$(3,838)	$(261)	$(4,169)

Provision for income taxes:
Current:
Federal	$—	$—	$—
State	(2)	9	3
Foreign	(20)	(6)	36
Subtotal	(22)	3	39
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	25	(1)	59
Subtotal	25	(1)	59
Provision for income taxes	$3	$2	$98

The following table presents the rate reconciliation between income tax provisions at the U.S. federal statutory rate and the effective rate reflected in the consolidated statements of operations (in thousands):

	Fiscal Years
	2024		2023		2022
Income tax benefit at statutory rate	$(806)	21.0%	$(55)	21.0%	$(876)	21.0%
State taxes	(2)	0.1%	9	-3.4%	3	-0.1%
Foreign taxes	17	-0.4%	—	-0.1%	106	-2.5%
Stock compensation and other permanent differences	8	-0.2%	(740)	282.9%	21	-0.5%
162(m)	147	-3.8%	—	0.0%	—	0.0%
R&D tax credits	(543)	14.1%	(480)	183.8%	(318)	7.6%
Expired tax attributes	585	-15.3%	1,290	-493.5%	3,563	-85.5%
Future benefit of deferred tax assets not recognized	597	-15.6%	(22)	8.6%	(2,401)	57.6%
Provision for income taxes	$3	-0.1%	$2	-0.7%	$98	-2.4%

Based on the available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its U.S. federal and state deferred tax assets at December 29, 2024. Any future release of the valuation allowance may be recorded as a tax benefit increasing net income. The Company believes it is more likely than not it will be able to realize its foreign deferred tax assets.

Deferred tax balances are comprised of the following (in thousands):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$42,488	$42,220
Accruals and reserves	1,232	1,569
Credits carryforward	7,342	6,730
Depreciation and amortization	6,086	5,841
Stock-based compensation	601	447
Operating lease liability	165	216
Gross deferred tax assets	57,914	57,023
Deferred tax liabilities:
Right-of-use asset	(172)	(215)
Withholding tax on future distribution	(125)	(125)
Gross deferred tax liabilities	(297)	(340)
Net deferred tax assets	57,617	56,683
Valuation allowance	(57,742)	(56,783)
Total deferred tax liability	$(125)	$(100)

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, the Company capitalized $10.1 million of research expenses in fiscal year 2024.

As of December 29, 2024, the Company had federal and state income tax net operating loss ("NOL") carryforwards of approximately $170.3 million and $96.3 million, respectively. Approximately $103.5 million in federal NOLs generated before January 1, 2018 expire beginning in 2025 through 2037. Federal NOLs of $66.8 million generated in years after January l, 2018 can be carried forward indefinitely. State NOLs will expire beginning in fiscal year 2028 through 2044. The Company had research credit carryforwards of approximately $5.2 million for federal and $5.7 million for state income tax purposes as of December 29, 2024. If not utilized, the federal carryforwards will expire beginning in 2026 through 2044. The California research credit carryforward can be carried forward indefinitely.

Due to the Company's history of losses, it believes that it is more likely than not that the deferred tax assets and benefits from these federal and state NOL and credit carryforwards will not be realized as of December 29, 2024. Accordingly, the Company established a valuation allowance of $57.7 million, tax-effected, as of the Fiscal Year ended  December 29, 2024 due to uncertainties related to its ability to utilize its U.S. deferred tax assets before they expire.

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

Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on the undistributed earnings of certain foreign subsidiaries as of the end of fiscal 2024. The Company intends to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. In previous years, the Company recorded a deferred tax liability of approximately $0.1 million on the undistributed earnings of non-U.S. subsidiaries. During fiscal 2024, there were no changes to this balance, and at December 29, 2024, the balance for this deferred tax liability was approximately $0.1 million. The foreign withholding taxes are not expected to have a material impact on the Company’s financial position and results of operation.

Uncertain Tax Positions

Changes in gross unrecognized benefits are as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Beginning balance of unrecognized tax benefits	$2,513	$2,249	$2,118
Additions (subtractions) for tax positions related to the prior year	(63)	2	—
Additions for tax positions related to the current year	280	262	185
Lapse of statutes of limitations	—	—	(54)
Ending balance of unrecognized tax benefits	$2,730	$2,513	$2,249

Out of $2.7 million of unrecognized tax benefits, there are no unrecognized tax benefits that would result in a change in the Company's effective tax rate if recognized in future years. The accrued interest and penalties related to uncertain tax positions was not significant as of December 29, 2024, December 31, 2023, and January 1, 2023.

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

The Company is subject to U.S. federal income tax as well as income taxes in many U.S. states and foreign jurisdictions in which the Company operates. The U.S. tax years from 2005 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

Significant components of the Company's income taxes paid are as follows (in thousands):

	Fiscal Years
	2024	2023	2022
Federal	$—	$—	$—
State and local	13	9	2
Japan	1	2	2
Taiwan	—	2	4
India	15	1	7
China	4	—	—
Other foreign jurisdictions	—	—	1
Total income taxes paid	$33	$14	$16

NOTE 11 — STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 29, 2024, the Company is authorized to issue 200 million shares of common stock and has 10 million shares of authorized but unissued undesignated preferred stock. Without any further vote or action by the Company’s stockholders, the Board of Directors has the authority to determine the powers, preferences, rights, qualifications, limitations, or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock.

Issuance of Common Stock

On December 5, 2024, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 424 thousand shares of its common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million. Issuance costs of $27 thousand related to the offering were immaterial. The purchase price for each share of common stock in the December 2024 offering was $7.67.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of  223 thousand shares of common stock in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.5 million. Issuance costs of $24 thousand related to the offering were immaterial. The purchase price for each share of common stock in the March 2024 offering was $16.00.

On March 21, 2023, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 450 thousand shares of its common stock, in a registered direct offering pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $2.3 million. Issuance costs related to the offering were immaterial. The purchase price for each share of common stock in the March 2023 offering was $5.14.

On September 14, 2022 and February 9, 2022, the Company entered into common stock purchase agreements with certain investors for the sale of an aggregate of 487 thousand and 310 thousand shares of common stock, respectively, in registered direct offering direct offerings pursuant to an effective shelf registration statement on Form S-3, resulting in net cash proceeds of approximately $3.2 million and $1.5 million, respectively. Issuance costs related to the September 14, 2022 and the February 9, 2022 offerings were immaterial. The purchase price for each share of common stock in the September 14, 2022 and February 9, 2022 offerings were $6.57 and $4.78, respectively.

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

Warrants exercisable for  386 thousand shares of common stock at an exercise price of  $19.32 per share were issued on  May 29, 2018 and were exercisable any time for a period of 60 months. These warrants expired unexercised on May 29, 2023.

NOTE 12 — EMPLOYEE STOCK PLANS

2009 Stock Plan

On April 24, 2019, the QuickLogic Corporation 2009 Stock Plan ("2009 Stock Plan") was replaced by the 2019 Stock Plan and the remaining balance of available shares under the 2009 Stock Plan were cancelled.

2019 Stock Plan

On April 24, 2019, the Company’s Board of Directors and shareholders approved the QuickLogic Corporation 2019 Stock Plan ("2019 Stock Plan"). The 2019 Stock Plan was extended ten years through April 24, 2029. Under the 2019 Stock Plan, 5.0 million shares of common stock were available for grants, plus any shares subject to any outstanding options or other awards granted under the 2009 Stock Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash, or otherwise terminated without payment being made thereunder.

On December 23, 2019, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporate with the Secretary State of Delaware to effect a 1-for-14 reverse stock split ("Reverse Stock Split") became effective on December 23, 2019. As such, 357 thousand shares of common stock were now authorized for grants under the 2019 Stock Plan, plus any shares subject to any outstanding options or other awards granted under the 2009 Stock Plan that expire, are forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements, settled for cash, or otherwise terminated without payment being made thereunder.

The Company's Board of Directors approved and on April 22, 2020, stockholders subsequently ratified an increase in the total number of shares available for future awards under the 2019 Stock Plan. The approved increase in the total number of shares available for future awards was 550 thousand shares, for an overall authorized amount of 907 thousand shares, plus any shares subject to any outstanding options or other awards granted under the Company's 2009 Stock Plan that are terminated, canceled, surrendered, or forfeited as of April 22, 2020. On April 28, 2020, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 550 thousand shares of its common stock that may be issued under the Company’s 2019 Stock Plan.

The Company's Board of Directors approved and on May 12, 2021, stockholders subsequently ratified an increase in the total number of shares available for future awards under the 2019 Stock Plan. The approved increase in the total number of shares available for future awards was 600 thousand shares, for an overall authorized amount of 1.5 million shares, plus any shares subject to any outstanding options or other awards granted under the Company's 2009 Stock Plan that are terminated, canceled, surrendered, or forfeited as of May 12, 2021. On May 19, 2021, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 600 thousand shares of its common stock that may be issued under the Company’s 2019 Stock Plan.

The Company's Board of Directors approved and on May 10, 2022, stockholders subsequently ratified an increase in the total number of shares available for future awards under the 2019 Stock Plan. The approved increase in the total number of shares available for future awards was 900 thousand shares, for an overall authorized amount of 2.4 million shares, plus any shares subject to any outstanding options or other awards granted under the Company's 2009 Stock Plan that are terminated, canceled, surrendered, or forfeited as of May 10, 2022. On May 19, 2022, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 900 thousand shares of its common stock that may be issued under the Company’s 2019 Stock Plan.

As of December 29, 2024, approximately 65 thousand shares of the Company’s common stock were reserved for issuance under the 2019 Stock Plan.

Options typically vest at a rate of 25% one year after the vesting commencement date, and one forty-eighth for each month of service thereafter. RSUs typically vest at a rate of 25% one year after the vesting commencement date, and one eighth every six months thereafter. The Company may implement different vesting schedules in the future with respect to any new equity awards.

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan, or 2009 ESPP, was adopted in March 2009 and subsequently approved by the Company's stockholders on April 22, 2009. Under the 2009 ESPP, 2.3 million shares were reserved for issuance. The 2009 ESPP originally extended for ten years until March 6, 2019 and provides for six-month offering periods. Participants purchase shares through payroll deductions of up to 20% of an employee’s total compensation (maximum of 20,000 shares per offering period). The 2009 ESPP permits the Board of Directors to determine, prior to each offering period, whether participants purchase shares at: (i) 85% of the fair market value of the common stock at the end of the offering period; or (ii) 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

The Company's Board of Directors approved and on April 23, 2015, stockholders subsequently ratified an increase in the total number of shares available for sale under the 2009 ESPP. The approved increase in the total number of shares available for sale was 1.0 million shares, for an overall authorized amount of 3.3 million shares. On November 16, 2015, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 1.0 million shares of its common stock that may be issued under the Company’s 2009 ESPP.

The Company's Board of Directors approved and on April 26, 2017, stockholders subsequently ratified an increase in the total number of shares available for sale under the 2009 ESPP. The approved increase in the total number of shares available for sale was 1.5 million shares, for an overall authorized amount of 4.8 million shares.

On December 23, 2019, the Company filed a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporate with the Secretary State of Delaware to effect a 1-for-14 reverse stock split became effective on December 23, 2019. As such, 343 thousand shares of common stock were now authorized for issuance under the 2009 ESPP and participants could now purchase a maximum of 1,428 shares per six-month offering period.

The Company's Board of Directors approved and on April 22, 2020, stockholders subsequently ratified an increase in the total number of shares available for sale under the 2009 ESPP. The approved increase in the total number of shares available for sale was 300 thousand shares, for an overall authorized amount of 643 thousand shares. Additionally, stockholders approved an extension of the term for the 2009 ESPP for ten years until March 5, 2029. On April 28, 2020, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register an additional 407 thousand shares of its common stock that may be issued under the Company’s 2009 ESPP, which consisted of 300 thousand shares approved on April 22, 2020 and the 1.5 million shares approved on April 26, 2017 after accounting for the reverse stock split, or 107 thousand shares.

In November 2020, the Board of Directors approved to increase the maximum number of shares available to be purchased per six-month offering from 1,428 shares to 10,000 shares. Additionally, the Board of Directors has determined that, until further notice, future offering periods will be made at 85% of the lower of the fair market value of the common stock at the beginning or the end of an offering period.

As of December 29, 2024, approximately 121 thousand shares of the Company’s common stock were reserved for issuance under the 2009 ESPP Stock Plan.

NOTE 13 — STOCK-BASED COMPENSATION

The Company provides stock-based incentive compensation awards to eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock awards, restricted stock units ("RSU"), and performance-based restricted stock units ("PRSU") and are based on the closing price of the Company’s common stock on the date of grant. To date, awards granted under the program consist of stock options, RSUs, and PRSUs. The majority of stock-based awards granted under the program vest over two years. Stock options granted under the program have a maximum contractual term of ten years.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively is as follows (in thousands):

	Fiscal Years
Stock-based compensation expense included in:	2024	2023	2022
Cost of revenue	$852	$328	$272
Research and development	1,048	595	652
Selling, general and administrative	2,706	1,599	1,111
Total costs and expenses	$4,606	$2,522	$2,035

	Fiscal Years
Stock-based compensation expense by type of award:	2024	2023	2022
ESPP	$108	$127	$70
RSU and PRSU	4,498	2,395	1,965
Total costs and expenses	$4,606	$2,522	$2,035

 The Company capitalized stock-based compensation amounts to capitalized internal-use software and tooling, net of $158 thousand and $248 thousand for the years ended December 29, 2024 and December 31, 2023, respectively. No stock-based compensation was capitalized to internal-use software and tooling for the year ended January 1, 2023. No stock-based compensation was capitalized or included in inventories for the years ended December 29, 2024, December 31, 2023, and January 1, 2023.

Stock-Based Compensation Award Activity

A roll forward of shares available for grant under the 2019 Plan (in thousands) is as follows:

Shares Available for Grant

Balance at January 1, 2023	960
RSUs and PRSUs granted	(400)
Options forfeited or expired	15
RSUs and PRSUs forfeited	20
Balance at December 31, 2023	595
Options forfeited or expired	12
RSUs and PRSUs granted	(635)
RSUs and PRSUs forfeited	93
Balance at December 29, 2024	65

No stock options were granted during any of the periods presented.

Stock Options

A roll forward of stock options under the 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at January 3, 2021	121	$28.46
Forfeited or expired	(28)	31.68
Balance outstanding at January 2, 2022	93	27.49
Forfeited or expired	(18)	39.72
Balance outstanding at January 1, 2023	75	24.50
Forfeited or expired	(15)	45.22
Balance outstanding at December 31, 2023	60	19.45
Forfeited or expired	(12)	48.14
Outstanding, exercisable, and vested at December 29, 2024	48	$12.05	1.70	$—

The intrinsic value for the stock options, based on the Company’s closing stock price of $9.86 per share at December 27, 2024, the last trading day of the Company’s current reporting period, was $0 which would have been received by the option holders had all option holders exercised their options as of that date.

No options were exercised or granted during the years ended December 29, 2024,  December 31, 2023, and January 1, 2023. As of December 29, 2024, there were no unvested stock options.

Restricted Stock Units

The Company grants RSUs to employees with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each restricted stock unit on the date vested. The Company withholds shares in settlement of employee tax withholding obligations on the vesting of restricted stock units.

As of December 29, 2024, there was approximately $3.3 million in unrecognized stock-based compensation expense related to RSUs, inclusive of unrecognized stock-based compensation related to PRSUs of $6 thousand. The remaining unrecognized stock-based compensation expense as of  December 29, 2024 is expected to be recorded over a weighted average period of 1.45 years.

A roll forward summarizing RSU activity and related weighted average grant date fair values is as follows:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at January 2, 2022	568	$5.86
Granted	584	6.11
Vested	(490)	5.56
Forfeited	(32)	5.35
Nonvested at January 1, 2023	630	6.05
Granted	400	8.12
Vested	(421)	6.15
Forfeited	(20)	6.92
Nonvested at December 31, 2023	589	7.35
Granted	635	9.57
Vested	(532)	8.29
Forfeited	(93)	13.16
Nonvested at December 29, 2024	599	$7.97

2009 ESPP Stock Plan

The Company issued 41 thousand shares of common stock at an average price of $7.65 per share, 45 thousand shares of common stock at an average price of $4.48 per share, and 52 thousand shares of common stock at an average price of $4.82 per share to employees in the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

The weighted average grant date fair value and the weighted-average assumptions used to estimate the fair value of ESPP option rights granted is as follows:

	Fiscal Years
	2024	2023	2022
Expected life (months)	5.9	6.0	6.0
Risk-free interest rate	4.71%	5.30%	3.04%
Volatility	64%	50%	57%
Dividend yield	—	—	—
Weighted average fair value of ESPP options granted	$2.93	$2.14	$2.04

NOTE 14 — INFORMATION CONCERNING SEGMENTS, PRODUCT LINES, GEOGRAPHIC INFORMATION, ACCOUNTS RECEIVABLE AND REVENUE CONCENTRATION

The Company identifies its business segments based on business activities, management responsibility, and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company has one reportable operating segment based on how its Chief Operating Decision Maker (CODM) manages the business and in a manner consistent with the availability of discrete financial information and the internal reporting provided to the CODM. The CODM, the Company's Chief Executive Officer (CEO), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. The CODM does not review assets at a different asset level or category than at the consolidated level and the consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization, and stock-based compensation, which are disclosed within the consolidated statements of cash flows. The Company does not have any significant intra-entity sales or transfers.

Sales, operating income, and net income are some of the key variables monitored by the CODM and management when determining the Company's financial condition and operating performance. The CODM uses sales, operating income (loss), and net income (loss) to evaluate income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. These key variables are also used to monitor budget versus actual results, as well as in competitive analyses by benchmarking to the Company’s competitors.

The following is a breakdown of revenue by product family (in thousands):

	Fiscal Years
	2024	2023	2022
New products	$16,128	$18,211	$11,675
Mature products	3,984	2,987	4,505
Total revenue	$20,112	$21,198	$16,180

New products revenue consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license, professional services, QuickAI and SensiML AI software as a service (SaaS) revenues. Mature products include all products produced on semiconductor processes larger than 180 nanometer. Associated royalty revenues are included within their respective device's classification.

The following is a breakdown of new products revenue (in thousands):

	Fiscal Years
	2024	2023	2022
Hardware products	$2,547	$1,230	$3,757
eFPGA IP	13,120	16,839	7,545
SaaS & Other	461	142	373
Total new products revenue	$16,128	$18,211	$11,675

eFPGA IP revenue is comprised primarily of eFPGA intellectual property license revenue, eFPGA-related professional services revenue, and eFPGA-related support and maintenance revenue. eFPGA-IP revenue related to professional services was approximately $13.1 million, $16.6 million, and $7.4 million in the Fiscal Years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively.

Contract assets were approximately $2.7 million, $3.6 million, and $2.0 million at December 29, 2024, December 31, 2023, and January 1, 2023, respectively and were included under current assets on the Company's consolidated balance sheets. Changes in the Company's contract asset balance resulted from the Company gaining the unconditional right to invoice its customers for previously recognized revenue, partially offset by additional revenue recognition in the period for contracts that contain a different payment schedule than the Company's revenue recognition timeline. The Company expects to invoice the $2.7 million in contract assets as of December 29, 2024 by the end of fiscal Q3'25.

Contract liabilities of $0.5 million, $1.1 million, and $0.3 million were included in deferred revenue on the Company's consolidated balance sheets at December 29, 2024, December 31, 2023, and January 1, 2023, respectively. In the twelve months ended December 29, 2024, the Company recognized the previously outstanding contract liabilities as of December 31, 2023 of $1.1 million as revenue. The Company expects to recognize the $0.5 million in deferred revenues as of December 29, 2024 using the output time-based method through the end of Q2'25.

Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $4.7 million by Q3'25, either through the input time-based method or the output method, recognizing revenue as deliverables such as IP and various technologies and training are transferred or provided to the customer. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies. As such, the Company will typically record contract assets and liabilities on its consolidated balance sheet in relation to these contracts.

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

Associated with this agreement, the Company recognized professional services revenue amounting to $10.9 million and $14.8 million and $3.3 million for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. As of December 29, 2024 and December 31, 2023, the Company had $2.6 million and $3.6 million, respectively, in contract assets on its consolidated balance sheets associated with this agreement.

The Company derives revenue from sales to customers located in North America, Europe and Asia Pacific. North America includes revenue from the United States. Revenue from the United States was $16.9 million or 84% of total revenue, $18.6 million or 88% of total revenue, and $10.6 million or 67% of total revenue in the years ended December 29, 2024,  December 31, 2023, and January 1, 2023, respectively. The Company attributes revenues from external customers to individual countries based on the end customer's country, if available. If not available, the Company will utilize the country of the furthest entity in the supply chain for which the country is known, such as the distributor or assembly.

The following is a breakdown of revenue by shipping destination (in thousands):

	Fiscal Years
	2024	2023	2022
Asia Pacific	$2,199	$1,965	$3,558
North America	17,196	18,644	10,912
Europe	717	589	1,710
Total revenue	$20,112	$21,198	$16,180

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

	Fiscal Years
	2024	2023	2022
Distributor "A"	11%	*	15%
Distributor "B"	*	*	12%
Customer "A"	54%	70%	20%
Customer "C"	*	*	16%
Customer "F"	*	*	12%

* Represents less than 10% of revenue as of the date presented.

The following distributors and customers accounted for 10% or more of the Company's accounts receivable and contract asset balance as of the dates presented:

	December 29,	December 31,
	2024	2023
Distributor "A"	10%	*
Distributor "D"	12%	*
Customer "A"	50%	86%
Customer "K"	10%	*

* Represents less than 10% of trade accounts receivable and contract assets, net, as of the date presented.

Approximately 0.1% and 0.4% of the Company’s long-lived assets, including property and equipment and other assets, were located outside the United States as of December 29, 2024 and December 31, 2023, respectively.

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to take delivery of and to pay for a portion of the forecasted wafer volume. The Company did not have any non-cancellable purchase commitments with various wafer foundries as of December 29, 2024.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. The Company had $1.2 million of recorded and unrecorded purchase obligations due within the next twelve months as of December 29, 2024. The Company expects this commitment to be fulfilled over the next twelve months of Fiscal 2025.

Litigation

From time to time, the Company may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. Absolute assurance cannot be given that any such third-party assertions will be resolved without costly litigation; in a manner that is not adverse to the Company’s consolidated financial position, results of operations, or cash flows; or without requiring royalty or other payments which may adversely impact gross profit.

NOTE 16 — SUBSEQUENT EVENTS

On January 7, 2025, the Company announced its Board of Directors was actively exploring options for its wholly owned subsidiary, SensiML. Preliminary discussions commenced with potential strategic partners regarding the possible sale of SensiML or its assets. As of the announcement date, the Company started accounting for its SensiML subsidiary under restructuring activities in accordance with ASC 420.

Additionally, as of the filing date of March 25, 2025, for the Company's fiscal 2024 annual report on Form 10-K, there have not been any new material developments regarding the disposal of SensiML. As such, the Company is unable to estimate any financial effects related to the disposal of SensiML. The Company continues to evaluate various options for the future of SensiML.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). The Company intends to use the net proceeds from the ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments, or to repay debt. As of March 21, 2025, the Company sold 182 thousand shares under the ATM Offering.

On March 6, 2025, the Company entered into Common Stock Purchase Agreements with certain institutional investors for the sale of an aggregate of 256,200 shares of common stock, par value $0.001 (the “Common Stock”), in a registered direct offering. These share placements resulted in gross proceeds of approximately $1.5 million (the “Financing”). The purchase price for each share of Common Stock in the Financing was $5.93. The per share purchase price reflects no discount based upon the 3-day volume weighted average price as of the close of trading on March 5, 2025.

On March 14, 2025, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to their Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) dated December 21, 2018, with Heritage Bank of Commerce. The Eighth Amendment, which became effective on March 17, 2025, amends the Loan Agreement to, among other things, extend the loan maturity date for one year through December 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Financial Officer, has performed an evaluation of our disclosure controls and procedures as required by the applicable rules of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2024 our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).” Based on the results of this assessment, management (including our Chief Executive Officer and Chief Financial Officer) has concluded that, as of December 29, 2024 our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

For the three months ended December 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the background of our officers is contained herein under Item 1, "Executive Officers and Directors."

Information regarding the background of our directors is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our officers, directors, employees, and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The Company complies with insider trading laws, rules and regulations, and any applicable listing standards in any transactions involving its own securities.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed within 120 days after the end of the Fiscal Year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to Item 8 for a list of all financial statements and schedules filed as a part of this Annual Report.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

The exhibits listed under Item 15(b) hereof are filed with or incorporated by reference as part of this Annual Report.

Exhibit Number	Description	Form	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of QuickLogic Corporation	8-K	3.1	4/28/2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of QuickLogic Corporation	8-K	3.1	12/24/2019

3.3	Amended and Restated Bylaws of QuickLogic Corporation	8-K	3.2	05/02/2005

4.1	Specimen Common Stock certificate of QuickLogic Corporation	S-1/A	4.1	10/12/1999

4.2	Form of Common Stock Warrant	8-K	4.1	05/29/2018

4.3	Description of Securities	10-K	4.3	3/13/2020

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	10.24	11/13/2002

10.2	Patent Cross License Agreement dated August 25, 1998, between QuickLogic Corporation and Actel Corporation	S-1/A	10.18	08/10/1999

10.3*	Form of Change of Control Severance Agreement	10-K	10.13	03/11/2008

10.4*	Form of Change of Control Severance Agreement for Chief Executive Officer	10-K	10.14	03/11/2008

10.5*	2005 Executive Bonus Plan, as restated	8-K	10.1	04/28/2008

10.6*	QuickLogic Corporation 2019 Stock Plan	10-Q	10.1	05/09/2019

10.7*	QuickLogic Corporation 2009 ESPP Plan, as amended	8-K	10.8	04/22/2020

10.8*	QuickLogic Corporation 2019 Stock Plan, as amended May 12, 2021	8-K	10.7	05/17/2021

10.10*	QuickLogic Corporation 2009 Employee Stock Purchase Plan	10-Q	10.2	05/11/2017

10.11*	Form of Notice of Grant and Stock Option Agreement under the 2009 Stock Plan	8-K	10.26	08/04/2009

10.12*	Form of Notice of Grant of Stock Purchase Rights and Restricted Stock Purchase Agreement under the 2009 Stock Plan	8-K	10.27	08/04/2009

10.13*	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under the 2009 Stock Plan	8-K	10-28	08/04/2009

10.14*	Form of Notice of Grant and Stock Option Agreement under the 2019 Stock Plan	10-K	10.14	03/22/2022

10.15*	Form of Notice of Grant of Restricted Stock Unit and Restricted Stock Unit Agreement under 2019 Stock Plan	10-K	10.15	03/22/2022

10.16*	Form of Notice of Grant of Stock Rights and Restricted Stock Purchase Agreement Under the 2019 Stock Plan	10-K	10.16	03/22/2022

10.17	Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 21, 2018	8-K	10.1	12/28/2018

10.18	First Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of November 6, 2019	10-Q	10.1	11/08/2019

10.19	Second Amendment to Amended and Restated Loan and Security Agreement between Heritage Bank of Commerce and QuickLogic Corporation, dated as of December 11, 2020	8-K	10.1	12/11/2020

10.20	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.1	08/18/2021

10.21	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.3	11/17/2021

10.22	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-Q	10.1	05/18/2022

10.23	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2021	10-K	10.24	03/28/2023

10.24	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of December 8, 2023	8-K	10.1	12/12/2023

10.25	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 14, 2025	8-K	10.1	03/20/2025

10.26	Form of Common Stock Purchase Agreement, dated February 9, 2022	8-K	10.1	02/09/2022

10.27	Form of Common Stock Purchase Agreement, dated September 14, 2022	8-K	10.1	09/20/2022

10.28	Form of Common Stock Purchase Agreement, dated March 13, 2024	8-K	10.1	03/18/2024

10.29	Form of Common Stock Purchase Agreement, dated December 5, 2024	8-K	10.1	12/11/2024

10.30	Form of Common Stock Purchase Agreement, dated March 6, 2025	8-K	10.1	03/10/2025

10.31	Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated February 13, 2019	10-K	10.2	03/22/2022

10.32**	First Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated September 23, 2020

10.33**	Second Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated June 24, 2021

10.34**	Third Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated October 24, 2023

10.35**	Fourth Amendment to Standard Industrial Commercial Multi-Tenant Lease between Lundy Associates, LLC, as Lessor, and QuickLogic Corporation, dated January 31, 2024

10.36	At Market Issuance Sale Agreement, dated February 25, 2025, between QuickLogic Corporation and Needham & Company, LLC	8-K	1.1	02/26/2025

19.1**	QuickLogic Insider Trading Policy

21**	Subsidiaries of QuickLogic Corporation

23.1**	Consent of Frank, Rimerman & Co. LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

24.1**	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)

31.1**	Certification of Brian C. Faith, Chief Executive Office, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Elias Nader, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Elias Nader, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy - Policy for the Recovery of Erroneously Awarded Compensation, effective as of November 30, 2023	10-K	97	03/27/2024

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's annual report on Form 10-K for the year ended December 29, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

_______________

*      Indicates management contract or compensatory plan or arrangement.

**    Filed herewith.

***  Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this March 25, 2025.

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

Signature	Title	Date

/s/ Brian C. Faith	President and Chief Executive Officer; Director
Brian C. Faith	(Principal Executive Officer)	March 25, 2025

/s/ Elias Nader	Chief Financial Officer and SVP, Finance
Elias Nader	(Principal Financial Officer)	March 25, 2025

/s/ Timothy Saxe
Timothy Saxe	Senior Vice President Engineering and Chief Technology Officer	March 25, 2025

/s/ Michael R. Farese
Michael R. Farese	Chairman of the Board	March 25, 2025

/s/ Joyce Kim
Joyce Kim	Director	March 25, 2025

/s/ Andrew J. Pease
Andrew J. Pease	Director	March 25, 2025

/s/ Christine Russell
Christine Russell	Director	March 25, 2025

/s/ Gary H. Tauss
Gary H. Tauss	Director	March 25, 2025

FENWICK	QuickLogic Corporation
	Trademark Status Report (by mark)	December 29, 2024

Trademark	TM Image	Country	Class	App. Date Reg. Date	App. No. Reg. No.	Status
PASIC		United States	9	2/20/1990	74030976	Registered - Renewed
				6/23/1992	1696813
POLARPRO		EUTM	9, 38, 41	3/6/2006	004941159	Registered - Renewed
				1/31/2007	004941159
POLARPRO		Hong Kong	9	3/6/2006	300593073	Registered - Renewed
				7/7/2006	300593073
POLARPRO		Israel	9	3/6/2006	188207	Registered - Renewed
				8/7/2007	188207
POLARPRO		Malaysia	9	3/9/2006	06003574	Registered - Renewed
				6/9/2010	06003574
POLARPRO		Singapore	9	3/16/2006	T0604912Z	Registered - Renewed
				3/16/2006	T0604912Z
POLARPRO		South Korea	9	3/7/2006	4020060011642	Registered - Renewed
				9/1/2006	400676749
POLARPRO		Taiwan	9	3/20/2006	095013441	Registered - Renewed
				11/16/2006	1236319
POLARPRO		United Kingdom	9, 38, 41	3/6/2006	UK00904941159	Registered - Renewed
				1/31/2007	UK00904941159
POLARPRO (and design)		EUTM	9	12/1/2006	A0006570	Registered
				12/1/2006	IR 907167
POLARPRO (and design)		Japan	9	12/1/2006	A0006570	Registered
				12/1/2006	IR 907167
POLARPRO (and design)		United Kingdom	9	12/1/2006	UK00800907167	Registered
				12/1/2006	UK00800907167

Trademark	TM Image	Country	Class	App. Date Reg. Date	App. No. Reg. No.	Status
POLARPRO (and design)		WIPO	9	12/1/2006	A0006570	Registered
				12/1/2006	IR 907167
QUICKLOGIC		Australia	9	3/8/2005	1045371	Registered - DNR - Allow
				8/6/2007	1045371	to Lapse
QUICKLOGIC		Canada	9	1/6/2015	1709541	Registered
				9/8/2016	TMA948769
QUICKLOGIC		China	9	2/5/2015	16314201	Registered
				5/14/2016	16314201
QUICKLOGIC		China	9	3/9/2005	4531068	Registered - Renewed
				12/14/2007	4531068
QUICKLOGIC		EUTM	9, 16, 42	3/8/2005	004326931	Registered - Renewed
				4/20/2006	004326931
QUICKLOGIC		EUTM	9, 38, 42	11/11/2014	013447826	Registered - Renewed
				3/6/2015	013447826
QUICKLOGIC		Hong Kong	9	3/7/2005	300381276	Registered - DNR - Allow
				6/26/2006	300381276	to Lapse
QUICKLOGIC		India	9	3/7/2005	1342958	Registered - DNR - Allow
				10/27/2008	1342958	to Lapse
QUICKLOGIC		Israel	9	3/7/2005	179090	Registered - DNR - Allow
				3/7/2005	179090	to Lapse
QUICKLOGIC		Japan	9	12/1/2014	2014100965	Registered
				10/2/2015	5797249
QUICKLOGIC		Japan	9	3/7/2004	2005019257	Registered - Renewed
				6/24/2005	4875059
QUICKLOGIC		Singapore	9	3/8/2005	T0503155C	Registered - DNR - Allow
				10/10/2005	T0503155C	to Lapse
QUICKLOGIC		South Korea	9	3/8/2005	4020050009713	Registered - Renewed
				12/9/2005	400642609
QUICKLOGIC		South Korea	9	1/28/2015	4020150006538	Registered
				11/11/2015	401142362

Trademark	TM Image	Country	Class	App. Date Reg. Date	App. No. Reg. No.	Status
QUICKLOGIC		Taiwan	9	1/26/2015	104004596	Registered
				10/1/2015	01730543
QUICKLOGIC		Taiwan	9	3/8/2005	094010095	Registered - Renewed
				1/16/2006	1191870
QUICKLOGIC		United Kingdom	9, 16, 42	3/8/2005	UK00904326931	Registered - DNR - Allow
				4/20/2006	UK00904326931	to Lapse
QUICKLOGIC		United Kingdom	9, 38, 42	11/11/2014	UK00913447826	Registered - Renewed
				3/6/2015	UK00913447826
QUICKLOGIC		United States	9	9/4/2014	86385987	Registered
				11/3/2015	4843994
QUICKLOGIC		United States	9	9/9/2004	78481189	Registered
				11/8/2005	3013357
QUICKLOGIC (and design) (new)		Canada	9	1/6/2015	1709542	Registered
				9/8/2016	TMA948771
QUICKLOGIC (and design) (new)		China	9	2/5/2015	16314202	Registered
				5/14/2016	16314202
QUICKLOGIC (and design) (new)		EUTM	9, 38, 42	11/11/2014	013447842	Registered - Renewed
				3/6/2015	013447842
QUICKLOGIC (and design) (new)		Japan	9	12/1/2014	2014100966	Registered
				10/2/2015	5797250
QUICKLOGIC (and design) (new)		South Korea	9	1/28/2015	4020150006534	Registered
				11/11/2015	401142361
QUICKLOGIC (and design) (new)		Taiwan	9	1/26/2015	104004598	Registered
				3/16/2016	01758796
QUICKLOGIC (and design) (new)		United Kingdom	9, 38, 42	11/11/2014	UK00913447842	Registered - Renewed
				3/6/2015	UK00913447842
QUICKLOGIC (and design) (new)	United States	9	9/4/2014	86385990	Registered
			11/3/2015	4843995
VIALINK	United States	9	2/20/1990	74030945	Registered - Renewed
			6/30/1992	1698304
					Record Count 42