Form 10-Q
period 2025-03-30
QUICKLOGIC Corp
filed 2025-05-14
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2025

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

As of May 9, 2025, there were 15,836,059 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

March 30, 2025

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	March 30,	December 29,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$17,546	$21,859
Accounts receivable, net of allowance for credit losses of $1 and $0, as of March 30, 2025 and December 29, 2024, respectively	1,586	2,426
Contract assets	4,133	2,682
Inventories, net	905	940
Prepaid expenses and other current assets	1,152	1,666
Assets of business held for sale, net	15	31
Total current assets	25,337	29,604
Property and equipment, net	17,028	15,699
Capitalized internal-use software, net	842	711
Right of use assets, net	687	758
Intangible assets, net	369	378
Non-marketable equity investment	300	300
Inventories, non-current	718	718
Note receivable, non-current	1,323	1,292
Other assets	117	117
Assets of business held for sale, net	2,356	2,356
TOTAL ASSETS	$49,077	$51,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$18,000
Trade payables	2,601	3,097
Accrued liabilities	1,184	1,587
Deferred revenue	701	444
Note payable, current	1,703	1,928
Lease liabilities, current	293	284
Liabilities of business held for sale	—	57
Total current liabilities	21,482	25,397
Long-term liabilities:
Lease liabilities, non-current	363	447
Notes payable, non-current	915	1,202
Total liabilities	22,760	27,046
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 15,824 and 15,336 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	16	15
Additional paid-in capital	337,888	334,268
Accumulated deficit	(311,587)	(309,396)
Total stockholders' equity	26,317	24,887
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,077	$51,933

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2025	2024
Revenue	$4,325	$5,669
Cost of revenue	2,448	1,865
Gross profit	1,877	3,804
Operating expenses:
Research and development	1,268	1,321
Selling, general and administrative	2,536	2,351
Restructuring costs	54	—
Total operating expenses	3,858	3,672
Operating income (loss)	(1,981)	132
Interest expense	(97)	(69)
Interest income and other income (expense), net	(7)	17
Income (loss) from continuing operations before income taxes	(2,085)	80
(Benefit from) provision for income taxes	5	7
Net income (loss) from continuing operations	(2,090)	73
Net income (loss) from discontinued operations, net of taxes	(101)	35
Net income (loss)	$(2,191)	$108
Net income (loss) from continuing operations per share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
Net income (loss) per share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
Weighted average shares outstanding:
Basic	15,290	14,177
Diluted	15,290	14,545

Note: Net income (loss) equals total comprehensive income (loss) for all periods presented. Additionally, the Company notes that income taxes related to discontinued operations were immaterial in nature for the periods presented and as such, only net income (loss) from discontinued operations was reported in the condensed consolidated statement of operations.

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,191)	$108
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	760
ROU asset amortization	71	65
Stock-based compensation	903	1,623
Write-down of inventories and reclassifications	11	(2)
Loss on disposal of equipment	5	—
Other	4	(10)
Changes in operating assets and liabilities:
Accounts receivable	843	75
Contract assets	(1,451)	2,524
Inventories	24	108
Other assets	394	(106)
Trade payables	(1,488)	(3,347)
Accrued liabilities	(437)	(1,293)
Deferred revenue	247	(274)
Lease liabilities	(75)	(84)
Net cash provided by (used in) operating activities	(2,126)	147
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(1,349)	(85)
Capitalized internal-use software	(143)	(566)
Net cash provided by (used in) investing activities	(1,492)	(651)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(516)	(239)
Proceeds from line of credit	15,000	20,000
Repayment of line of credit	(18,000)	(20,000)
Proceeds from issuance of common stock to investors	2,808	3,560
Stock issuance cost	—	(24)
Net cash provided by (used in) financing activities	(708)	3,297
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,326)	2,793
Cash, cash equivalents and restricted cash at beginning of period	21,880	24,606
Cash, cash equivalents and restricted cash at end of period	$17,554	$27,399

Supplemental disclosures of cash flow information:
Interest paid	$109	$25
Income taxes paid	$3	$22

Supplemental disclosures of non-cash financing and investing items
Stock-based compensation capitalized as internal-use software	$19	$76
Stock-based compensation capitalized as tooling and fixed assets	$—	$9
Purchases of property and equipment in accounts payable and accrued liabilities	$959	$3,547

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887
Issuance of common stock from private placement, net of stock issuance cost	438	1	2,698	—	2,699
Common stock issued under stock plans and employee stock purchase plans	50	—	—	—	—
Stock-based compensation	—	—	922	—	922
Net income (loss)	—	—	—	(2,191)	(2,191)
Balance at March 30, 2025	15,824	$16	$337,888	$(311,587)	$26,317

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	$14	$322,436	$(305,555)	$16,895
Issuance of common stock from private placement, net of stock issuance cost	223	—	3,535	—	3,535
Common stock issued under stock plans and employee stock purchase plans	81	—	—	—	—
Stock-based compensation	—	—	1,709	—	1,709
Net income (loss)	—	—	—	108	108
Balance at March 31, 2024	14,422	$14	$327,680	$(305,447)	$22,247

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or the "Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company provides innovative programmable silicon and software platforms to enable its customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, QuickLogic is a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), and discrete FPGAs. QuickLogic's customers can use its eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit ("ASIC") products, the Company's SoCs to run its customers' software and build their hardware around, and the Company's discrete FPGAs to implement their custom functionality. The full range of products, software tools, and eFPGA IP enables the practical and efficient programmability for the Company's customers across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

As of March 30, 2025, the Company has discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and is actively exploring options for the possible sale of SensiML or its assets. Furthermore, the Company has started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. See Note 3 for additional information of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. Operating results for the three months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's first fiscal quarter for 2025 and 2024 ended on March 30, 2025 and March 31, 2024, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of March 30, 2025, the Company's principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $17.5 million, inclusive of a $15.0 million advance from its Revolving Facility and $2.7 million in net proceeds from the Company's sale of common stock in the three months ended March 30, 2025.

The Company was in compliance with all the Revolving Facility loan covenants as of  March 30, 2025. As of March 30, 2025, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.00%. On March 14, 2025, the Company entered into the Eighth Amendment (the "Eighth Amendment") to their Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") dated December 21, 2018, with Heritage Bank of Commerce. The Eight Amendment, which became effective on March 17, 2025, amends the Loan Agreement to, among other things, extend the loan maturity date for one year through December 31, 2026.

On March 6, 2025, the Company entered into Common Stock Purchase Agreements with certain institutional investors for the sale of an aggregate of 256 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand. The purchase price for each share of common stock was $5.93. See Note 10 for additional information.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). As of March 30, 2025, the Company sold 182 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the ATM Offering were $89 thousand. See Note 10 for additional information.

On March 13, 2024, the Company entered into Common Stock Purchase Agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 223 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. Issuance costs related to the offering were $24 thousand. The purchase price for each share of common stock was $16.00. See Note 10 for additional information.

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of March 30, 2025, the related note receivable balance was $1.32 million, including $160 thousand in accrued interest.

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with $2.8 million gross cash proceeds from the  March 6, 2025 direct offering and February 25, 2025 ATM Offering, its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect the Company’s liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on the Company's ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of its customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of its investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the Company; the issuance and exercise of stock options and participation in the Company’s employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, the Company anticipates that sales generated from its new product offerings, existing cash and cash equivalents, together with financial resources from its Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or the Company entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit on December 31, 2026, and its ability to raise additional capital in the public capital markets will be sufficient to satisfy its operations and capital expenditures. However, the Company cannot provide any assurance that it will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to the Company. The inability of the Company to generate sufficient sales from its new product offerings and/or raise additional capital if needed could have a material adverse effect on the Company’s operations and financial condition, including its ability to maintain compliance with its lender’s financial covenants.

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, in the United States of America or ("US GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Uses of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of commitments and contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Areas where management uses subjective judgment include, but are not limited to, revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. The Company believes that it applies judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on the Company's consolidated financial statements. For additional information, please refer to the Company's most recent Annual Report on Form 10-K, which was filed with the SEC on March 26, 2025.

Concentration of Risk

The Company's accounts receivable and note receivable are denominated in U.S. dollars and are derived primarily from sales to customers located in North America, Asia Pacific, and Europe. The Company performs ongoing credit evaluations of its customers and does not require collateral. See Note 13, Information Concerning Segments, Product Lines, Geographic Information, Accounts Receivable, and Revenue Concentration, for information regarding concentrations associated with accounts receivable.

As of  March 30, 2025 and December 29, 2024, the Company had $15.0 million and $18.0 million, respectively, of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 8.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2026. At March 30, 2025, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

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

Note 2 — Significant Accounting Policies

During the three months ended March 30, 2025, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 29, 2024. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC on March 26, 2025.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the condensed consolidated financial statements have been modified to conform with current period presentation.

In the three months ended March 30, 2025, there we no observable indicators of impairment for the non-marketable equity investment. Furthermore, utilizing the probability-of-default method to determine the current expected credit loss for the Company's note receivable, the Company determined the associated current expected credit loss to be de minimis as of March 30, 2025.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of March 30, 2025 and December 29, 2024, the allowance for credit losses from continuing operations was $1 thousand and $0 thousand, respectively. The Company did not record any credit loss expense in continuing operations for the three months ended March 30, 2025 and March 31, 2024.

During the three months ended March 30, 2025, the Company recognized $48 thousand in matching contribution expenses as a part of the employer match program for its 401(k) post-retirement benefit plan.

Recent Accounting Standards Adopted

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to Concept Statements to remove references to its concept statements from the FASB Accounting Standards Codification. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. The Company adopted ASU No. 2024-02 prospectively on December 30, 2024 and it had no material impact on the Company's condensed consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures by providing information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU No. 2023-09 on December 30, 2024 for its annual fiscal year ending December 28, 2025.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2024-03 is not expected to have a significant impact on the Company's consolidated financial statements

Note 3 — Discontinued Operations

On January 7, 2025, the Company announced its Board of Directors was actively exploring options for its wholly owned subsidiary, SensiML. This decision by the Company and its Board of Directors was influenced by recent events, including eFPGA Hard IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA Hard IP contracts, performance improvements of its eFPGA Hard IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA Hard IP and ruggedized FPGA business, the Company will focus all of its resources on leveraging and growing the cornerstones of its core business model.

SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This cutting-edge software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML include Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services. Preliminary discussions have commenced with potential strategic partners regarding the possible sale of SensiML of its assets. As of January 7, 2025, the Company began accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations.

As of March 30, 2025, there have not been any new material developments regarding the disposal of SensiML. The Company expects to complete the disposal of SensiML within 12 months from the announcement date.

The following table provides details relating to major classes of assets and liabilities for discontinued operations classified as held for sale as of March 30, 2025, and December 29, 2024 (in thousands):

	March 30,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8	$21
Accounts receivable, net of allowance for credit losses of $30 and $30, as of March 30, 2025 and December 29, 2024, respectively	7	10
Total current assets	15	31
Capitalized internal-use software, net	1,740	1,740
Intangible assets, net	430	430
Goodwill	185	185
Other assets	1	1
TOTAL ASSETS	$2,371	$2,387

LIABILITIES
Current liabilities:
Trade payables	$—	$23
Accrued liabilities	—	24
Deferred revenue	—	10
Total current liabilities	—	57
TOTAL LIABILITIES	$—	$57

The following table provides details related to internal-use software held by SensiML, the business held for sale as of March 30, 2025, and December 29, 2024 (in thousands):

	March 30,	December 29,
	2025	2024
Capitalized internal-use software, net:
Capitalized internal-use software	$3,808	$3,808
Less: Accumulated amortization	(2,068)	(2,068)
	$1,740	$1,740

The following table provides details related to intangible assets held by SensiML, the business held for sale as of March 30, 2025, and December 29, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(575)	$384
Customer relationships	81	(81)	—
Trade names and trademarks	116	(70)	46
Total intangible assets related to discontinued operations	$1,156	$(726)	$430

The Company recorded depreciation and amortization expense for discontinued operations of $0.0 million and $0.2 million for the three months ended March 30, 2025 and March 31, 2024, respectively. No interest was capitalized for any period presented. Additionally, as of January 7, 2025, depreciation and amortization of assets held by SensiML has been discontinued.

Depreciation and amortization expense included approximately $0 thousand and $159 thousand of amortization expense related to capitalized internal-use software for the three months ended March 30, 2025 and March 31, 2024, respectively.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of March 30, 2025 and December 29, 2024, the allowance for credit losses from discontinued operations was $30 thousand. The Company did not record any credit loss expense in discontinued operations for the three months ended March 30, 2025 and March 31, 2024.

The following table provides details relating to major line items constituting income (loss) for discontinued operations classified as held for sale for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
Revenue	$11	$338
Cost of revenue	3	159
Gross profit	8	179
Operating expenses:
Research and development	9	138
Selling, general and administrative	13	—
Restructuring costs	87	—
Interest income and other income (expense), net	—	(6)
Income (loss) from discontinued operations before income taxes	(101)	35
(Benefit from) provision for income taxes	—	—
Net income (loss) from discontinued operations	$(101)	$35
Net income (loss) from discontinued operations per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average shares outstanding:
Basic	15,290	14,177
Diluted	15,290	14,545

For the three months ended March 30, 2025, the Company has incurred $141 thousand in costs in connection with the disposal of SensiML. These costs are primarily comprised of one-time termination benefits and are included within the 'Restructuring Costs' line item in the Company's consolidated statement of operations, as well as in the table above. The Company does not expect total costs incurred in connection with the disposal of SensiML to differ materially from the expenses already recognized in the three months ended March 30, 2025.

The following is a breakdown of revenue from discontinued operations by product family (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
New products	$11	$338
Total revenue	$11	$338

Contract liabilities related to discontinued operations were $0 thousand and $48 thousand as of March 30, 2025 and March 31, 2024. As of December 29, 2024, $10 thousand in deferred revenues related to discontinued operations were outstanding. In the three months ended March 30, 2025, all of the $10 thousand in deferred revenues related to discontinued operations were recognized by the Company as revenue.

The table below presents disaggregated revenues for discontinued operations by geographical location (in thousands). Revenue attributed to geographic location is based on the destination of the product or service. All revenues from discontinued operations in North America were in the United States.
	Three Months Ended
	March 30, 2025	March 31, 2024
Asia Pacific	$4	$4
North America	6	334
Europe	1	—
Total revenue	$11	$338

The following distributors and customers accounted for 10% or more of the Company's revenue from discontinued operations for the periods presented:

	Three Months Ended
	March 30,	March 31,
	2025	2024
Customer "L"	83%	98%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable from discontinued operations as of the dates presented:

	March 30,	December 29,
	2025	2024
Customer "L"	34%	34%
Customer "M"	65%	65%

The following table provides the expenses from discontinued operations related to operating leases for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Operating lease costs from discontinued operations:
Fixed	$4	$4
Total	$4	$4

Stock-based compensation expense from discontinued operations for the three months ended March 30, 2025 and March 31, 2024 was as follows (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Cost of revenue	$—	$—
Research and development	(32)	158
Selling, general and administrative	—	—
Total	$(32)	$158

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at  no cost,  one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs were approximately  $0.0 million and  $0.1 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

The following table provides cash flows from discontinued operations (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
Net cash provided by (used in) operating activities from discontinued operations	$(188)	$(7)
Net cash provided by (used in) investing activities from discontinued operations	-	(175)
Net cash provided by (used in) financing activities from discontinued operations	175	185

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software related to discontinued operations of  $0 thousand and  $76 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

Note 4 — Net Income (Loss) Per Share

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

For the three months ended March 30, 2025, 676 thousand shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period.

For the three months ended March 31, 2024, 746 thousand shares of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. Of these, a 372 thousand share equivalent was determined to be dilutive and included in the computation of diluted net income per share for the period. Estimated proceeds for the dilutive shares were determined to be $59 thousand, which resulted in a reduction of dilutive shares by 4,127 using the treasury stock method at an average market price of $14.39.

Note 5 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items from continuing operations as of March 30, 2025, and December 29, 2024 (in thousands):

	March 30,	December 29,
	2025	2024
Inventories, net - current:
Work-in-process	$692	$710
Finished goods	213	230
	905	940
Inventories, net - non-current:
Work-in-process	690	690
Finished goods	28	28
	718	718
	$1,623	$1,658
Prepaid expenses and other current assets:
Prepaid taxes	$110	$498
Deferred charges	502	792
Other prepaid taxes, royalties, and other prepaid expenses	312	242
Other	228	134
	$1,152	$1,666
Property and equipment, net:
Equipment	$9,608	$9,598
Software tools	3,077	3,402
Tooling	16,651	14,357
Software	1,776	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	31,813	29,834
Less: Accumulated depreciation and amortization	(14,785)	(14,135)
	$17,028	$15,699
Capitalized internal-use software, net:
Capitalized internal-use software	$960	$798
Less: Accumulated amortization	(118)	(87)
	$842	$711
Accrued liabilities:
Accrued compensation	$676	$842
Accrued employee benefits	185	75
Accrued payroll tax	103	124
Other	220	546
	$1,184	$1,587

As of  March 30, 2025 and December 29, 2024, work-in-process ("WIP") inventories, net consist primarily of $0.5 million and $0.5 million, respectively, of die wafers and $0.9 million and $1.0 million, respectively, of tested, unmarked devices held for sale, which are completed upon customer orders.

The Company capitalized $2.29 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three months ended March 30, 2025. $3.96 million in pre-production design and development costs were capitalized as tooling for the three months ended March 31, 2024.

The Company recorded depreciation and amortization expense for continuing operations of $1.0 million and $0.6 million for the three months ended March 30, 2025 and March 31, 2024, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $31 thousand and $14 thousand of amortization expense related to capitalized internal-use software for the three months ended March 30, 2025 and March 31, 2024, respectively.

Note 6 — Property, Plant, and Equipment

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

Note 7 — Intangible Assets

In the fiscal year ended December 29, 2024, the Company capitalized $385 thousand in litigation costs related to the Company's successful defense of its patents in a lawsuit. The following table provides the details of the carrying value of the related intangible asset as of March 30, 2025 (in thousands):

	March 30, 2025
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	8.75	$418	$(49)	$369
Total intangible assets related to patents		$418	$(49)	$369

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives at  March 30, 2025 (in thousands):

Amount
Annual Fiscal Years
2025 (remaining period)	$30
2026	39
2027	39
2028	39
2029	39
Thereafter	183
Total	$369

Note 8 — Debt Obligations

Revolving Line of Credit

As of March 30, 2025 and December 29, 2024, the Company had $15.0 million and $18.0 million of revolving debt outstanding, respectively, with an interest rate of 8.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $50 thousand and $41 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components, that were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of March 30, 2025, and December 29, 2024 (in thousands):

	March 30,	December 29,
	2025	2024
Assets purchased through financing arrangements	$3,077	$3,402
Less: Accumulated depreciation	(848)	(829)
Assets purchased through financing arrangements, net	$2,229	$2,573

Corresponding note payable for financing arrangements	$2,618	$3,130

Minimum remaining term for outstanding financing arrangements	0.39	0.64
Maximum remaining term for outstanding financing arrangements	2.07	2.32
Weighted average remaining term for outstanding financing arrangements	1.50	1.68

Minimum stated interest rate for outstanding financing arrangements	8.00%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.89%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	8.89%	8.88%

The following table provides detail on payments related to financing arrangements for the three months ended March 30, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
Payments related to financing arrangements	$516	$239

The following table provides the details of future payments for assets purchased through financing arrangements as of  March 30, 2025 (in thousands):

Financing Arrangements
2025 (remaining period)	$1,637
2026	852
2027	340
Total payments	2,829
Less: Interest	(211)
Present value of financing arrangements	$2,618

Note 9 — Leases

The Company's principal research and development and corporate facilities are leased office buildings located in the United States. These lease facilities are classified as operating leases and have lease terms of one to three years. The Company maintains sales offices out of which it conducts sales and marketing activities in various countries outside of the United States which are rented under short-term leases. The Company has elected the practical expedient to apply to recognition requirements to short-term leases and recognizes rent payments on short-term leases on a straight-line basis over the lease term. Total rent expenses from continuing operations were $0.1 million for the three months ended March 30, 2025 and March 31, 2024.

The following table provides the expenses from continuing operations related to operating leases (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Operating lease costs from continuing operations:
Fixed	$87	$87
Short term	5	4
Total	$92	$91

The following table provides the details of supplemental cash flow information (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from continuing operations used for operating leases	$91	$106

Non-cash ROU assets related to operating leases included in the operating cash flows for continuing operations for the three months ended March 30, 2025 and March 31, 2024 were $71 thousand and $65 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of March 30, 2025 and December 29, 2024 (in thousands):

	March 30, 2025	December 29, 2024
Right-of-use assets:
Operating leases	$687	$758
Lease liabilities:
Operating leases	$656	$731

The following table provides the details of future lease payments for operating leases as of March 30, 2025 (in thousands):

Operating Leases
2025 (remaining period)	$248
2026	349
2027	128
Total lease payments	725
Less: Interest	(69)
Present value of lease liabilities	$656

The following table provides the details of lease terms and discount rates as of March 30, 2025 and December 29, 2024:

	March 30, 2025	December 29, 2024
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	2.17	2.42
Weighted-average discount rates:
Operating leases	6.00%	9.00%

(1) The operating lease relates to the Company's headquarters in San Jose, CA. The lease term expires on June 14, 2027.

Note 10 — Capital Stock

 Issuance of Common Stock

On March 6, 2025, the Company entered into Common Stock Purchase Agreements with certain institutional investors for the sale of an aggregate of 256,200 shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand. The purchase price for each share of common stock was $5.93.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). The Company intends to use the net proceeds from the ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments, or to repay debt. As of March 30, 2025, the Company sold 182,001 shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the offering were $89 thousand.

On March 13, 2024, the Company entered into common stock purchase agreements with certain institutional investors and their affiliated entities for the sale of an aggregate of 222,500 shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $3.5 million. The purchase price for each share of common stock was $16.00. The per share purchase price reflects a zero discount based upon the 10-day volume weighted average price on the day the pricing was agreed. Issuance costs related to the offering were $24 thousand.

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

Note 11 — Stock-Based Compensation

Stock-based compensation expense from continuing operations included in the Company's consolidated financial statements for the three months ended March 30, 2025 and March 31, 2024 was as follows (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Cost of revenue	$95	$298
Research and development	205	199
Selling, general and administrative	636	969
Total	$936	$1,466

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software and tooling, net related to continuing operations of $19 thousand and $9 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software and tooling.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the three months ended March 30, 2025 (in thousands):

Shares Available for Grants
Balance at December 29, 2024	65
Restricted stock units (RSUs) granted	(32)
PSUs/RSUs forfeited or expired	33
Balance at March 30, 2025	66

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the three months ended March 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2024	48	$12.05
Forfeited or expired	—	$—
Balance outstanding, exercisable, and vested at March 30, 2025	48	$12.05	1.45	$—

No stock options were granted, exercised or forfeited during the three months ended March 30, 2025 and March 31, 2024.

Total stock-based compensation related to stock options was $0 during the three months ended March 30, 2025 and March 31, 2024.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense in continuing operations related to RSUs and PRSUs were approximately $0.9 million and $1.4 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

As of  March 30, 2025 and March 31, 2024, there was approximately $2.5 million and $3.1 million, respectively, in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of March 30, 2025 is expected to be recorded over a weighted average period of 1.21 years.

A summary of activity for the Company's RSUs and PRSUs for the three months ended March 30, 2025 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 29, 2024	599	$7.97
Granted	32	6.42
Vested and released	(41)	7.15
Forfeited	(33)	8.71
Nonvested at March 30, 2025	557	$7.90

Employee Stock Purchase Plan

Total stock-based compensation in continuing operations related to the Company's Employee Stock Purchase Plan was approximately $40 thousand and $28 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively.

Note 12 — Income Taxes

The Company recorded a net income tax expense on the consolidated statement of operations of $5 thousand and $7 thousand for the three months ended March 30, 2025 and March 31, 2024, respectively. The difference between the estimated annual effective tax expense (benefit) of (0.15%) and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of March 30, 2025. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of March 30, 2025.

Note 13 — Information Concerning Segments, Product Lines, Geographic Information, Accounts Receivable, and Revenue Concentration

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

The following is a breakdown of revenue from continuing operations by product family (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
New products	$3,747	$4,538
Mature products	578	1,131
Total revenue	$4,325	$5,669

New products revenue from continuing operations consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, and QuickAI. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue from continuing operations (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Hardware products	$130	$495
eFPGA IP and professional services	3,617	4,043
New products revenue	$3,747	$4,538

eFPGA IP and professional services revenue from continuing operations for the three months ended March 30, 2025 and March 31, 2024 was $3.6 million and $4.0 million, respectively, which was primarily professional services revenue.

Contract assets related to professional services revenue were $4.1 million and $1.1 million as of March 30, 2025 and March 31, 2024, respectively. Contract liabilities related to professional services revenue were $0.7 million as of March 30, 2025 and March 31, 2024. As of December 29, 2024, $0.4 million in deferred revenues were outstanding. In the three months ended March 30, 2025, $0.2 million of the outstanding $0.4 million in deferred revenues was recognized by the Company as revenue. Of the $0.7 million in deferred revenues as of March 30, 2025, the Company expects to recognize these revenues using the input time-based and output deliverable-based methods through the end of Q2'25. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $3.4 million by the end of Q1'26, either through the input time-based method or the output method, recognizing revenue as deliverables such as IP and various technologies and training are transferred or provided to the customer. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues for continuing operations by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue from continuing operations in the United States was $3.9 million, or 90% of total revenue from continuing operations, and $4.6 million, or 81% of total revenue from continuing operations for the three months ended March 30, 2025 and March 31, 2024, respectively.

The following is a breakdown of revenue from continuing operations by destination (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Asia Pacific	$356	$724
North America	3,890	4,709
Europe	79	236
Total revenue	$4,325	$5,669

The following distributors and customers accounted for 10% or more of the Company's revenue from continuing operations for the periods presented:

	Three Months Ended
	March 30,	March 31,
	2025	2024
Distributor "A"	13%	11%
Customer "A"	78%	66%

The following distributors and customers accounted for 10% or more of the Company's accounts receivable from continuing operations as of the dates presented:

	March 30,	December 29,
	2025	2024
Distributor "A"	*	10%
Distributor "D"	*	12%
Customer "A"	92%	50%
Customer "K"	*	10%

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of March 30, 2025, the Company had $0 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of March 30, 2025, total outstanding purchase obligations for other goods and services were $3.1 million due within the next twelve months, not recorded on the Company's consolidated balance sheet.

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

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2024, found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements will be accurate. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part II, Item 1A hereto and the risks, uncertainties, and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We provide innovative programmable silicon and software platforms to enable our customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, we are a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), low power, multi-core semiconductor system-on-chips ("SoCs"), and discrete FPGAs. Our customers can use our eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit ("ASIC") products, our SoCs to run our customers' software and build their hardware around, and our discrete FPGAs to implement their custom functionality. The full range of products, software tools, and eFPGA IP enables the practical and efficient programmability for our customers across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

As of March 30, 2025, the Company has discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and is actively exploring options for the possible sale of SensiML or its assets. SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This cutting-edge software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML include Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services. Furthermore, the Company has started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. As such, the following Management's Discussion and Analysis of Financial Condition and Results of Operations has been disaggregated as appropriate between continuing and discontinued operations.

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

Our eFPGA IP is currently developed on Intel 18A, 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, and 250nm process nodes with a roadmap to more advanced, sub-10nm nodes. The licensable IP is generated by our automated compiler tool called Australis™, which enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

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

We monetize our technology through hardware product sales, per unit royalties, and eFPGA IP licenses, with any necessary corresponding work delivered via professional engineering services. We specialize in enhancing the user experience in leading edge IoT hardware products. For our customers, we enable hardware and sensor algorithmic differentiation quickly, cost-effectively, and at low power. For our partners, we expand their reach into new segments and new use cases, thereby expanding the served available market for their existing hardware products.

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

We recognize that our markets require a range of solutions, and we intend to work with market-leading companies to combine silicon solution platforms, packaging technology, FPGA User Tools, sensor software algorithms, software drivers, and firmware to meet the product proliferation, high bandwidth, time-to-market, time-in-market, and form factor requirements of our customers. We intend to continue to define and implement compelling solutions for our target customers and partners.

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

Customers typically order our products through our distributors. Currently, we have fourteen active distributors in North America and a network of thirteen active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers typically enter into licensing agreements directly with QuickLogic.

We also have an Aerospace and Defense, industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

During the first quarter of 2025, we generated total revenue from continuing operations of $4.3 million, a decrease of 24% compared to the prior quarter, and a decrease of 24% compared to the same quarter last year. Our new product revenue from continuing operations in the first quarter was $3.7 million, a decrease of 19% from the prior quarter and a decrease of 17% from the first quarter of 2024. Our mature product revenue from continuing operations was $0.6 million in the first quarter of 2025, a decrease of 45% compared to the prior quarter, and a decrease of 49% compared to the first quarter of 2024. We expect our mature product revenue to continue to fluctuate over time.

During the first quarter of 2025, we generated total revenue from discontinued operations of $11 thousand, a decrease of 61% compared to the prior quarter, and a decrease of 97% compared to the same quarter last year.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services. Overall, we reported a net loss from continuing operations of $2.1 million for the first quarter of 2025, as compared to a net loss from continuing operations of $0.1 million in the prior quarter and a net income from continuing operations of $35 thousand for the first quarter of 2024.

We reported a net loss from discontinued operations of $0.1 million for the first quarter of 2025, as compared to a net loss from discontinued operations of $0.3 million in the prior quarter and net income from discontinued operations of $0.1 million for the first quarter of 2024.

As of March 30, 2025, we had one operating lease with a remaining lease term of 2.17 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three months ended March 30, 2025, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, which was filed with the SEC on March 26, 2025.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue from continuing operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 30, 2025	March 31, 2024
Revenue	100%	100%
Cost of revenue	57%	33%
Gross profit	43%	67%
Operating expenses:
Research and development	29%	23%
Selling, general and administrative	59%	42%
Restructuring costs	1%	0%
Income (loss) from continuing operations	(46)%	2%

Interest expense	(2)%	(1)%
Interest income and other income (expense), net	(0)%	—%
Income (loss) from continuing operations before income taxes	(48)%	1%
(Benefit from) provision for income taxes	—%	—%
Net income (loss) from continuing operations	(48)%	1%

Three Months Ended March 30, 2025 Compared to Three Months Ended March 31, 2024

Revenue

The table below sets forth the changes in revenue from continuing operations in the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$3,747	87%	$4,538	80%	$(791)	(17)%
Mature products	578	13%	1,131	20%	(553)	(49)%
Total revenue	$4,325	100%	$5,669	100%	$(1,344)	(24)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, and QuickAI. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the first quarter of 2025 compared to the first quarter of 2024 decreased $1.3 million. The decrease resulted from decreases in professional services eFPGA revenues, revenues from sales of new and mature devices, and royalty revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$130	3%	$495	9%	$(365)	(74)%
eFPGA IP and professional services	3,617	84%	4,043	71%	(426)	(11)%
Total new product revenue	$3,747	87%	$4,538	80%	$(791)	(17)%

eFPGA IP revenue for the three months ended March 30, 2025 and March 31, 2024 was $3.6 million and $4.0 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$4,325	100%	$5,669	100%	$(1,344)	(24)%
Cost of revenue	2,448	57%	1,865	33%	583	31%
Gross profit	$1,877	43%	$3,804	67%	$(1,927)	(51)%

In the first quarter of 2025, gross profit decreased $1.9 million, or 51%, compared to the same quarter in the prior year. The net decrease in gross profit reflects a 24% decrease in revenues, combined with a 31% net increase in cost of revenue. Revenue decreased from the same quarter in the prior year due to the timing of Department of Defense contracts and lower device sales. The net increase in cost of revenues was primarily due to increases in depreciation and amortization related to tooling for revenue contracts, as well as labor costs. Additionally, there were slight offsets from decreased consulting expenses.

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

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,268	29%	$1,321	23%	$(53)	(4)%
SG&A expense	2,536	59%	2,351	42%	185	8%
Restructuring costs	54	1%	—	0%	54	100%
Total operating expenses	$3,858	89%	$3,672	65%	$186	5%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses for the first quarter of 2025 as compared to the same quarter in 2024 decreased $0.1 million, primarily the result of increased labor allocations to Cost of Revenue for fulfillment of revenue contracts.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.2 million increase in SG&A expenses in the first quarter of 2025, as compared to the first quarter of 2024, was attributable primarily to increases in compensation and consulting services.

Restructuring Costs

The $54 thousand in restructuring costs for the three months ended March 30, 2025 was attributable to severance payments for employees within QuickLogic related to the SensiML discontinued operations.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended		Change
	March 30,	March 31,
	2025	2024	Amount	Percentage
Interest expense	$(97)	$(69)	$28	41%
Interest income and other income (expense), net	(7)	17	(24)	(141)%
Total interest (expense), interest income and other income (expense), net	$(104)	$(52)	$52	100%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the first quarter of this year as compared to the same period in the prior year increased approximately $28 thousand. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, decreased approximately $24 thousand.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes from continuing operations in the three months ended March 30, 2025, compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended		Change
	March 30,	March 31,
	2025	2024	Amount	Percentage
(Benefit from) provision for income taxes	$5	$7	$(2)	(29)%

The Company recorded a net income tax expense of $5 thousand for the three months ended March 30, 2025 and a net income tax expense of $7 thousand for the three months ended March 31, 2024. The effective tax rate benefit for the first quarter ended March 30, 2025 was (0.24)% as compared to 6.26% for the same period in the prior year.

Discontinued Operations

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 30, 2025	March 31, 2024
Revenue	100%	100%
Cost of revenue	27%	47%
Gross profit	73%	53%
Operating expenses:
Research and development	82%	41%
Selling, general and administrative	118%	—
Restructuring costs	791%	—
Interest income and other income (expense), net	—	(2)%
Income (loss) from discontinued operations before income taxes	(918)%	10%

Three Months Ended March 30, 2025 Compared to Three Months Ended March 31, 2024

Revenue

The table below sets forth the changes in revenue from discontinued operations in the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

Three Months Ended
	March 30, 2025		March 31, 2024
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
New products	$11	100%	$338	100%

Product revenue for the first quarter of 2025 compared to the first quarter of 2024 decreased $0.3 million resulting from a decrease in SaaS IP revenues.

Gross Profit

The table below sets forth the changes in gross profit from discontinued operations for the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$11	100%	$338	100%	$(327)	(97)%
Cost of revenue	3	27%	159	47%	(156)	(98)%
Gross profit	$8	73%	$179	53%	$(171)	(96)%

In the first quarter of 2025, gross profit decreased $0.2 million, or 96%, compared to the same quarter in the prior year. The net decrease in gross profit reflects a 97% decrease in revenues, partially offset by a 98% net decrease in cost of revenue. Revenue decreased from the same quarter in the prior year due to lower SaaS IP revenues. The decrease in cost of revenue was the result of the discontinuation of operations at the SensiML entity.

Operating Expenses

The table below sets forth the changes in operating expenses from discontinued operations for the three months ended March 30, 2025 compared to the three months ended March 31, 2024 (in thousands, except percentage data):

	Three Months Ended
	March 30, 2025		March 31, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$9	82%	$138	41%	$(129)	(93)%
SG&A expense	13	118%	—	0%	13	0%
Restructuring costs	87	791%	—	0%	87	0%
Total operating expenses	$109	991%	$138	41%	$(29)	(21)%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with AI development. R&D expenses for the first quarter of 2025 as compared to the same quarter in 2024 decreased approximately $0.1 million due to the discontinuation of operations at the SensiML entity.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. SG&A expenses remained essentially flat.

Restructuring Costs

Our restructuring costs consist primarily of personnel and related severance costs.

Balance Sheet Activities

Balance sheet amounts from continuing operations at March 30, 2025 compared to December 29, 2024 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $2.9 million, primarily due to a $4.3 million reduction in cash and cash equivalents due to greater payments than borrowings on the Company's revolving line of credit, a $0.8 million reduction in accounts receivable due to the collection of outstanding receivables, and a $0.5 million reduction in prepaid expenses and other current assets, partially offset by an increase of $1.5 million in contract assets due to the recognition of revenue subject to billing timing constraints and a $1.5 million net increase in equipment and internal-use software assets.

Liabilities decreased by approximately $4.3 million due to greater payments than borrowings in the amount of $3.0 million on the Company's revolving line of credit, payment of trade payables of $0.5 million, payments on notes payable of $0.5 million, payments on operating leases of $0.1 million, and reductions in accrued liabilities of $0.4 million, partially offset by an increase of $0.3 million in deferred revenue.

Equity increased $1.4 million due to a $3.6 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $2.2 million net loss for the three months ended March 30, 2025.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, financing arrangements, operating leases, borrowings under a revolving line of credit, and cash flows from operations. In addition to our cash and cash equivalents from continuing operations of $17.5 million, as of March 30, 2025, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $2.7 million in net proceeds from the sale of our common stock on March 6, 2025 and as a part of our ATM Offering. Costs related to the offerings were immaterial.

On April 28, 2023, we converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, we cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, we cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to us. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of March 30, 2025, the related note receivable balance was $1.32 million, including $160 thousand in accrued interest.

On March 6, 2025, the Company entered into Common Stock Purchase Agreements with certain institutional investors for the sale of an aggregate of 256 thousand shares of common stock, par value $0.001, in a registered direct offering, resulting in net cash proceeds of approximately $1.5 million. Issuance costs related to the offering were $20 thousand. The purchase price for each share of common stock was $5.93.

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). As of March 30, 2025, the Company sold 182 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $1.2 million. Issuance costs related to the ATM Offering were $89 thousand.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of March 30, 2025. As of March 30, 2025, we had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.00%. On March 14, 2025, we entered into the Eighth Amendment (the "Eighth Amendment") to our Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") dated December 21, 2018, with Heritage Bank of Commerce. The Eight Amendment, which became effective on March 17, 2025, amends the Loan Agreement to, among other things, extend the loan maturity date for one year through December 31, 2026.

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with $2.8 million gross cash proceeds from the March 6, 2025 financing and February 25, 2025 ATM Offering, our revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund our operations and capital expenditures and provide adequate working capital for the next twelve months.

Various factors affect our liquidity, including, among others: the level of revenue and gross profit as a result of the cyclicality of the semiconductor industry; the conversion of design opportunities into revenue; market acceptance of existing and new products including solutions based on our ArcticLink® and PolarPro® platforms, ArcticPro™, EOS S3 SoC, Quick AI solution, QuickAI™, Eclipse II products, and eFPGA IP license and professional services; the timing, milestones, and payments related to our government contracts; fluctuations in revenue as a result of product end-of-life; fluctuations in revenue as a result of the stage in the product life cycle of our customers’ products; costs of securing access to and availability of adequate manufacturing capacity; levels of inventories; wafer purchase commitments; customer credit terms; the amount and timing of research and development expenditures; the timing of new product introductions; production volumes; product quality; sales and marketing efforts; the value and liquidity of our investment portfolio; changes in operating assets and liabilities; the ability to obtain or renew debt financing and to remain in compliance with the terms of existing credit facilities; the ability to raise funds from the sale of equity in the company; the issuance and exercise of stock options and participation in our employee stock purchase plan; and other factors related to the uncertainties of the industry and global economics.

Over the longer term, we anticipate that sales generated from our new product offerings, existing cash and cash equivalents, together with financial resources from our Revolving Facility with Heritage Bank, assuming renewal of the Revolving Facility or us entering into a new debt agreement with an alternative lender prior to the expiration of the revolving line of credit in December 2026, and our ability to raise additional capital in the public capital markets will be sufficient to satisfy our operations and capital expenditures. However, we cannot provide any assurance that we will be able to raise additional capital, if required, or that such capital will be available on terms acceptable to us. The inability to generate sufficient sales from our new product offerings and/or raise additional capital if needed could have a material adverse effect on our operations and financial condition, including our ability to maintain compliance with our lender’s financial covenants.

As of March 30, 2025, most of our cash and cash equivalents were invested in a money market account at Heritage Bank. As of March 30, 2025, our interest-bearing debt consisted of $2.6 million outstanding under notes payable and $15.0 million outstanding under our Revolving Facility. See Note 8, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of March 30, 2025 and December 29, 2024. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our consolidated cash flows were as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(2,126)	$147
Net cash provided by (used in) investing activities	(1,492)	(651)
Net cash provided by (used in) financing activities	(708)	3,297

Net cash provided by (used in) operating activities

For the three months ended March 30, 2025, net cash used in operating activities was $2.1 million, which was primarily due to the net loss of $2.2 million, adjusted for net non-cash charges of $2.0 million, which included $1.0 million in depreciation and amortization expenses, $0.9 million of stock-based compensation, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $1.9 million and was primarily due to an increase in contract assets and decreases in accounts payable, accrued liabilities, and lease liabilities, partially offset by a decrease in accounts receivable and other assets and an increase in deferred revenue.

For the three months ended March 31, 2024, net cash provided by operating activities was $0.1 million, which was primarily due to the net income of $0.1 million, adjusted for net non-cash charges of $2.4 million, which included $1.6 million of stock-based compensation, $0.8 million in depreciation and amortization expenses, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $2.4 million and was primarily due to decreases in accounts payable, accrued liabilities, and deferred revenue, partially offset by a decrease in contract assets.

Net cash provided by (used in) investing activities

For the three months ended March 30, 2025 and March 31, 2024 cash used in investing activities was $1.5 million and $0.7 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarter ended March 30, 2025, repayments were greater than drawn-downs by $3.0 million. For the quarter ended March 31, 2024, these draw-downs and repayments netted to zero.

For the three months ended March 30, 2025, cash used in financing activities was $0.7 million, which was primarily derived from the net proceeds of $2.8 million from the common stock issuance, partially offset by $0.5 million in payments related to financing arrangements.

For the three months ended March 31, 2024, cash provided by financing activities was $3.3 million and was primarily derived from the net proceeds of $3.5 million from the common stock issuances, partially offset by $0.2 million in payments related to financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of March 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our 2024 Annual Report on Form 10-K for the year ended December 29, 2024, filed with the SEC on March 26, 2025, which includes a detailed discussion of our risk factors at Part I, Item 1A, Risk Factors, which discussion is hereby incorporated by reference into this Part II, Item 1A.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended March 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
1.1	At Market Issuance Sale Agreement, dated February 25, 2025, between the Company and Needham & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on February 26, 2025)
10.1	Form of Common Stock Purchase Agreement, dated March 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 10, 2025)
10.2	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 20, 2025)
10.3	QuickLogic Corporation 2019 Stock Plan, as amended May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 13, 2025)
10.4	QuickLogic Corporation 2009 ESPP Plan, as amended May 8, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 13, 2025)
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	May 14, 2025	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance