Form 10-Q
period 2025-06-29
QUICKLOGIC Corp
filed 2025-08-13
CIK 882508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2025

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

As of August 8, 2025, there were 16,426,948 shares of registrant’s common stock, par value $0.001 per share, outstanding.

QUICKLOGIC CORPORATION

FORM 10-Q

June 29, 2025

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amount)

	June 29,	December 29,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$19,191	$21,859
Accounts receivable, net of allowance for credit losses of $0 as of June 29, 2025 and December 29, 2024	974	2,426
Contract assets	3,688	2,682
Note receivable, current	1,355	—
Inventories, net	867	940
Prepaid expenses and other current assets	1,300	1,666
Assets of business held for sale, net	14	31
Total current assets	27,389	29,604
Property and equipment, net	17,767	15,699
Capitalized internal-use software, net	967	711
Right of use assets, net	614	758
Intangible assets, net	359	378
Non-marketable equity investment	—	300
Inventories, non-current, net	648	718
Note receivable, non-current	—	1,292
Other assets	114	117
Assets of business held for sale, net	2,356	2,356
TOTAL ASSETS	$50,214	$51,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$15,000	$18,000
Trade payables	3,383	3,097
Accrued liabilities	1,042	1,587
Deferred revenue	369	444
Note payable, current	1,424	1,928
Lease liabilities, current	302	284
Liabilities of business held for sale	5	57
Total current liabilities	21,525	25,397
Long-term liabilities:
Lease liabilities, non-current	308	447
Notes payable, non-current	724	1,202
Total liabilities	22,557	27,046
Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 authorized; 16,378 and 15,336 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	16	15
Additional paid-in capital	341,898	334,268
Accumulated deficit	(314,257)	(309,396)
Total stockholders' equity	27,657	24,887
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,214	$51,933

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Revenue	$3,687	$4,096	$8,012	$9,765
Cost of revenue	2,733	1,854	5,181	3,719
Gross profit	954	2,242	2,831	6,046
Operating expenses:
Research and development	1,193	1,347	2,461	2,668
Selling, general and administrative	1,962	2,095	4,498	4,446
Impairment charges	300	—	300	—
Restructuring costs	21	—	75	—
Total operating expenses	3,476	3,442	7,334	7,114
Operating income (loss)	(2,522)	(1,200)	(4,503)	(1,068)
Interest expense	(108)	(39)	(205)	(108)
Interest income and other income (expense), net	(30)	4	(37)	21
Income (loss) from continuing operations before income taxes	(2,660)	(1,235)	(4,745)	(1,155)
(Benefit from) provision for income taxes	1	(6)	6	1
Net income (loss) from continuing operations	(2,661)	(1,229)	(4,751)	(1,156)
Net income (loss) from discontinued operations, net of taxes	(9)	(321)	(110)	(286)
Net income (loss)	$(2,670)	$(1,550)	$(4,861)	$(1,442)
Net income (loss) from continuing operations per share:
Basic	$(0.17)	$(0.09)	$(0.30)	$(0.08)
Diluted	$(0.17)	$(0.09)	$(0.30)	$(0.08)
Net income (loss) per share:
Basic	$(0.17)	$(0.11)	$(0.31)	$(0.10)
Diluted	$(0.17)	$(0.11)	$(0.31)	$(0.10)
Weighted average shares outstanding:
Basic	15,884	14,439	15,677	14,308
Diluted	15,884	14,439	15,677	14,308

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

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,861)	$(1,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,572	1,674
ROU asset amortization	144	131
Stock-based compensation	1,747	2,477
Impairment of investment in non-affiliate	300	—
Write-down of inventories and reclassifications	141	47
Loss on disposal of equipment	5	—
Other	6	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,455	706
Contract assets	(1,006)	1,355
Inventories	(67)	231
Other assets	(44)	262
Trade payables	(1,104)	(3,657)
Accrued liabilities	(580)	(1,397)
Deferred revenue	(85)	(296)
Lease liabilities	(121)	(154)
Net cash provided by (used in) operating activities	(1,498)	(73)
Cash flows provided by (used in) investing activities:
Capital expenditures for property and equipment	(2,703)	(4,053)
Capitalized internal-use software	(298)	(420)
Net cash provided by (used in) investing activities	(3,001)	(4,473)
Cash flows provided by (used in) financing activities:
Payment of notes payable	(1,089)	(518)
Proceeds from line of credit	30,000	40,000
Repayment of line of credit	(33,000)	(40,000)
Proceeds from issuance of common stock	210	188
Proceeds from issuance of common stock to investors	5,824	3,560
Stock issuance cost	(128)	(24)
Net cash provided by (used in) financing activities	1,817	3,206
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,682)	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	21,880	24,606
Cash, cash equivalents and restricted cash at end of period	$19,198	$23,266

Supplemental disclosures of cash flow information:
Interest paid	$188	$116
Income taxes paid	$20	$37

Supplemental disclosures of non-cash financing and investing items from continuing operations
Purchases of assets with financing arrangements	$101	$275
Stock-based compensation capitalized as internal-use software	$28	$21
Stock-based compensation capitalized as tooling and fixed assets	$—	$9
Purchases of property and equipment in accounts payable and accrued liabilities	$1,393	$309

See accompanying notes to unaudited condensed consolidated financial statements.

QUICKLOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 29, 2024	15,336	$15	$334,268	$(309,396)	$24,887
Issuance of common stock under ATM stock offering, net of stock issuance cost	182	—	1,199	—	1,199
Issuance of common stock from private placement, net of stock issuance cost	256	1	1,499	—	1,500
Common stock issued under stock plans and employee stock purchase plans	50	—	—	—	—
Stock-based compensation	—	—	922	—	922
Net income (loss)	—	—	—	(2,191)	(2,191)
Balance at March 30, 2025	15,824	$16	$337,888	$(311,587)	$26,317
Issuance of common stock under ATM stock offering, net of stock issuance cost	496	—	2,948	—	2,948
Common stock issued under stock plans and employee stock purchase plan	58	—	210	—	210
Stock-based compensation	—	—	852	—	852
Net income (loss)	—	—	—	(2,670)	(2,670)
Balance at June 29, 2025	16,378	$16	$341,898	$(314,257)	$27,657

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	14,118	$14	$322,436	$(305,555)	$16,895
Issuance of common stock from private placement, net of stock issuance cost	223	—	3,535	—	3,535
Common stock issued under stock plans and employee stock purchase plans	81	—	—	—	—
Stock-based compensation	—	—	1,709	—	1,709
Net income (loss)	—	—	—	108	108
Balance at March 31, 2024	14,422	$14	$327,680	$(305,447)	$22,247
Common stock issued under stock plans and employee stock purchase plan	36	—	188	—	188
Stock-based compensation	—	—	920	—	920
Net income (loss)	—	—	—	(1,550)	(1,550)
Balance at June 30, 2024	14,458	$14	$328,788	$(306,997)	$21,805

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — The Company and Basis of Presentation

QuickLogic Corporation ("QuickLogic" or the "Company") was founded in 1988 and reincorporated in Delaware in 1999. The Company provides innovative programmable silicon and software platforms to enable its customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, QuickLogic is a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), which consists primarily of Hard IP, low power, multi-core semiconductor system-on-chips ("SoCs"), and discrete FPGAs. QuickLogic's customers can use its eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit ("ASIC") products, the Company's SoCs to run its customers' software and build their hardware around, and the Company's discrete FPGAs to implement their custom functionality. The full range of products, software tools, and eFPGA IP enables the practical and efficient programmability for the Company's customers across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

In the first quarter of 2025, the Company discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and began actively exploring options for the possible sale of SensiML or its assets. Furthermore, the Company started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. See Note 3 for additional information of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, these statements have been prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”), and include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of results for the interim periods presented. The Company recommends that these interim unaudited condensed consolidated financial statements be read in conjunction with the Company's Form 10-K for the year ended December 29, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. Operating results for the three and six months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year.

QuickLogic's fiscal year ends on the Sunday closest to December 31 and each fiscal quarter ends on the Sunday closest to the end of each calendar quarter. QuickLogic's second fiscal quarter for 2025 and 2024 ended on June 29, 2025 and June 30, 2024, respectively.

Liquidity

The Company has financed its operations and capital investments through the sale of common stock, financing arrangements, operating leases, a revolving line of credit with Heritage Bank (the "Revolving Facility"), and cash flows from operations. As of June 29, 2025, the Company's principal sources of liquidity consisted of cash and cash equivalents from continuing operations of $19.2 million, inclusive of a $15.0 million advance from its Revolving Facility and $5.6 million in net proceeds from the Company's sale of common stock in the six months ended June 29, 2025.

The Company was in compliance with all the Revolving Facility loan covenants as of  June 29, 2025. As of June 29, 2025, the Company had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.00%. In the first quarter of 2025, the Company entered into the Eighth Amendment (the "Eighth Amendment") to their Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") dated December 21, 2018, with Heritage Bank of Commerce. The Eight Amendment, which became effective on March 17, 2025, amended the Loan Agreement to, among other things, extend the loan maturity date for one year through December 31, 2026.

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

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). As of June 29, 2025, the Company sold 678 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the ATM Offering were $157 thousand. See Note 10 for additional information.

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

On April 28, 2023, the Company converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, the Company cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, the Company cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to the Company. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of June 29, 2025, the related note receivable balance was $1.36 million, including $192 thousand in accrued interest.

The Company currently uses its cash to fund its working capital, to accelerate the development of next generation products, and for general corporate purposes. Based on past performance and current expectations, the Company believes that its existing cash and cash equivalents, together with $5.8 million gross cash proceeds from the  March 6, 2025 direct offering and February 25, 2025 ATM Offering and sales thereby, its revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund its operations and capital expenditures and provide adequate working capital for the next twelve months.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and the applicable rules and regulations of the SEC, and include the accounts of QuickLogic and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of  June 29, 2025 and December 29, 2024, the Company had $15.0 million and $18.0 million, respectively, of revolving debt outstanding with Heritage Bank; the revolving debt carried an interest rate of 8.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. The maturity date for advances under the revolving debt agreement is December 31, 2026. At June 29, 2025, the Company had utilized a significant portion of the revolving debt, and as a result, it maintains a substantial amount of cash deposits with Heritage Bank. The concentration of cash with one financial institution poses certain risks.

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

Note 2 — Significant Accounting Policies

During the three and six months ended June 29, 2025, there were no changes to the Company's significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 29, 2024. For a discussion of the significant accounting policies, please see the Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC on March 26, 2025.

Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to current period presentation. Further, certain prior period disclosures in the footnotes to the condensed consolidated financial statements have been modified to conform with current period presentation.

In the three months ended June 29, 2025, the Company determined there were observable indicators of impairment for its non-marketable equity investment. As such, the Company realized a full impairment of its non-marketable equity investment in the amount of $0.3 million during the three months ended June 29, 2025. As of June 29, 2025, utilizing the probability-of-default method to determine the current expected credit loss for the Company's related note receivable, the Company determined the associated current expected credit loss to be de minimis.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of June 29, 2025 and December 29, 2024, the allowance for credit losses from continuing operations was $0 thousand. The Company did not record any credit loss expense in continuing operations for the six months ended June 29, 2025 and June 30, 2024.

During the three and six months ended June 29, 2025, the Company recognized $45 thousand and $94 thousand in matching contribution expenses as a part of the employer match program for its 401(k) post-retirement benefit plan.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements. The adoption of ASU 2024-03 is not expected to have a significant impact on the Company's consolidated financial statements.

Note 3 — Discontinued Operations

In the first quarter of 2025, the Company announced its Board of Directors was actively exploring options for its wholly owned subsidiary, SensiML. This decision by the Company and its Board of Directors was influenced by recent events, including eFPGA IP design wins with strategic customers, expansion of large government ruggedized FPGA and eFPGA IP contracts, performance improvements of its eFPGA IP products, recent changes in the FPGA market competitor landscape, and an increase in inbound interest from customers of former eFPGA market competitors. With the success of QuickLogic's eFPGA IP and ruggedized FPGA business, the Company will focus all of its resources on leveraging and growing the cornerstones of its core business model.

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

As of June 29, 2025, there have not been any new material developments regarding the disposal of SensiML. The Company expects to complete the disposal of SensiML within 12 months from the announcement date.

The following table provides details relating to major classes of assets and liabilities for discontinued operations classified as held for sale as of June 29, 2025, and December 29, 2024 (in thousands):

	June 29,	December 29,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7	$21
Accounts receivable, net of allowance for credit losses of $30 and $30, as of June 29, 2025 and December 29, 2024, respectively	7	10
Total current assets	14	31
Capitalized internal-use software, net	1,740	1,740
Intangible assets, net	430	430
Goodwill	185	185
Other assets	1	1
TOTAL ASSETS	$2,370	$2,387

LIABILITIES
Current liabilities:
Trade payables	$5	$23
Accrued liabilities	—	24
Deferred revenue	—	10
Total current liabilities	5	57
TOTAL LIABILITIES	$5	$57

The following table provides details related to internal-use software held by SensiML, the business held for sale as of June 29, 2025, and December 29, 2024 (in thousands):

	June 29,	December 29,
	2025	2024
Capitalized internal-use software, net:
Capitalized internal-use software	$3,808	$3,808
Less: Accumulated amortization	(2,068)	(2,068)
	$1,740	$1,740

The following table provides details related to intangible assets held by SensiML, the business held for sale as of June 29, 2025, and December 29, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$959	$(575)	$384
Customer relationships	81	(81)	—
Trade names and trademarks	116	(70)	46
Total intangible assets related to discontinued operations	$1,156	$(726)	$430

The Company recorded depreciation and amortization expense for discontinued operations of $0 for the three and six months ended June 29, 2025 and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. No interest was capitalized for any period presented. Additionally, as of January 7, 2025, depreciation and amortization of assets held by SensiML has been discontinued.

Depreciation and amortization expense for the three and six months ended June 30, 2024 included approximately $168 thousand and $327 thousand, respectively, of amortization expense related to capitalized internal-use software.

For its trades receivable, the Company provides an allowance for credit losses based on historical experience and a specific identification basis. As of June 29, 2025 and December 29, 2024, the allowance for credit losses from discontinued operations was $30 thousand. The Company did not record any credit loss expense in discontinued operations for the six months ended June 29, 2025 and June 30, 2024.

The following table provides details relating to major line items constituting income (loss) for discontinued operations classified as held for sale for the three and six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Revenue	$—	$31	$11	$369
Cost of revenue	—	168	3	327
Gross profit	—	(137)	8	42
Operating expenses:
Research and development	9	180	18	318
Selling, general and administrative	—	—	13	—
Restructuring costs	—	—	87	—
Interest income and other income (expense), net	—	(4)	—	(10)
Income (loss) from discontinued operations before income taxes	(9)	(321)	(110)	(286)
(Benefit from) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$(9)	$(321)	$(110)	$(286)
Net income (loss) from discontinued operations per share:
Basic	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	15,884	14,439	15,677	14,308
Diluted	15,884	14,439	15,677	14,308

For the three and six months ended June 29, 2025, the Company has incurred $21 thousand and $162 thousand, respectively, in costs in connection with the disposal of SensiML. These costs are primarily comprised of one-time termination benefits and are included within the 'Restructuring Costs' line item in the Company's unaudited condensed consolidated statement of operations, as well as in the table above. The Company does not expect total costs incurred in connection with the disposal of SensiML to differ materially from the expenses already recognized in the six months ended June 29, 2025.

The following is a breakdown of revenue from discontinued operations by product family (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
New products	$—	$31	$11	$369
Total revenue	$—	$31	$11	$369

Contract liabilities related to discontinued operations were $0 thousand and $10 thousand as of June 29, 2025 and December 29, 2024. In the six months ended June 29, 2025, all of the $10 thousand in deferred revenues related to discontinued operations that were outstanding as of December 29, 2024 were recognized by the Company as revenue.

The table below presents disaggregated revenues for discontinued operations by geographical location (in thousands). Revenue attributed to geographic location is based on the destination of the product or service. All revenues from discontinued operations in North America were in the United States.
	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Asia Pacific	$—	$5	$4	$9
North America	—	26	6	360
Europe	—	—	1	—
Total revenue	$—	$31	$11	$369

The following distributors and customers accounted for 10% or more of the Company's revenue from discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Customer "L"	*	83%	50%	97%
Customer "O"	*	*	34%	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable from discontinued operations as of the dates presented:

	June 29,	December 29,
	2025	2024
Customer "L"	34%	34%
Customer "M"	65%	65%

The following table provides the expenses from discontinued operations related to operating leases for the three and six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease costs from discontinued operations:
Fixed	$—	$4	$4	$8
Total	$—	$4	$4	$8

Stock-based compensation expense from discontinued operations for the three and six months ended June 29, 2025 and June 30, 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	$—	$—	$—	$—
Research and development	—	94	(32)	252
Selling, general and administrative	—	—	—	—
Total	$—	$94	$(32)	$252

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at  no cost,  one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense related to RSUs and PRSUs from discontinued operations was approximately  $0 and  ($32 thousand) for the  three and six months ended June 29, 2025 and  $72 thousand and  $154 thousand for the three and six months ended June 30, 2024, respectively.

Total stock-based compensation in discontinued operations related to the Company's Employee Stock Purchase Plan was approximately  $0 for the three and six months ended June 29, 2025, respectively and approximately  $1 thousand for the three and six months ended June 30, 2024, respectively.

The following table provides cash flows from discontinued operations (in thousands):

	Six Months Ended
	June 29,	June 30,
	2025	2024
Net cash provided by (used in) operating activities from discontinued operations	$(192)	$(14)
Net cash provided by (used in) investing activities from discontinued operations	-	(310)
Net cash provided by (used in) financing activities from discontinued operations	178	362

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software related to discontinued operations of  $0 thousand for the  three and six months ended June 29, 2025 and $46 thousand and $122 thousand for the three and six months ended June 30, 2024, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software.

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

For the three and six months ended June 29, 2025 and June 30, 2024, 643 thousand and 703 thousand shares, respectively, of common stock associated with equity awards and the estimated number of shares to be purchased under the current offering period of the 2009 Employee Stock Purchase Plan were outstanding. These shares were not included in the computation of diluted net loss per share, as they were considered anti-dilutive due to the net losses the Company experienced during this period.

Note 5 — Balance Sheet Components

The following table provides details relating to certain balance sheet line items from continuing operations as of June 29, 2025, and December 29, 2024 (in thousands):

	June 29,	December 29,
	2025	2024
Inventories, net - current:
Work-in-process	$709	$710
Finished goods	158	230
	867	940
Inventories, net - non-current:
Work-in-process	623	690
Finished goods	25	28
	648	718
	$1,515	$1,658
Prepaid expenses and other current assets:
Prepaid taxes	$86	$498
Deferred charges	400	792
Other prepaid taxes, royalties, and other prepaid expenses	332	242
Other	482	134
	$1,300	$1,666
Property and equipment, net:
Equipment	$9,608	$9,598
Software tools	3,077	3,402
Tooling	18,428	14,357
Software	1,776	1,776
Furniture and fixtures	54	54
Leasehold improvements	647	647
	33,590	29,834
Less: Accumulated depreciation and amortization	(15,823)	(14,135)
	$17,767	$15,699
Capitalized internal-use software, net:
Capitalized internal-use software	$1,124	$798
Less: Accumulated amortization	(157)	(87)
	$967	$711
Accrued liabilities:
Accrued compensation	$687	$842
Accrued employee benefits	80	75
Accrued payroll tax	61	124
Other	214	546
	$1,042	$1,587

As of  June 29, 2025 and December 29, 2024, work-in-process ("WIP") inventories, net consist primarily of $0.4 million and $0.5 million, respectively, of die wafers and $0.9 million and $1.0 million, respectively, of tested, unmarked devices held for sale, which are completed upon customer orders, and open work orders.

The Company capitalized $1.78 million and $4.07 million in pre-production design and development costs as tooling to be utilized under its long-term professional services contracts for the three and six months ended June 29, 2025, respectively. $0.32 million and $4.28 million in pre-production design and development costs were capitalized as tooling for the three and six months ended June 30, 2024, respectively.

The Company recorded depreciation and amortization expense for continuing operations of $1.3 million and $2.6 million for the three and six months ended June 29, 2025, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively. No interest was capitalized for any period presented.

Depreciation and amortization expense included approximately $39 thousand and $70 thousand of amortization expense related to capitalized internal-use software for the three and six months ended June 29, 2025, respectively, and $14 thousand and $28 thousand for the three and six months ended June 30, 2024, respectively.

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

Note 7 — Intangible Assets

In the fiscal year ended December 29, 2024, the Company capitalized $385 thousand in litigation costs related to the Company's successful defense of its patents in a lawsuit. The following table provides the details of the carrying value of the related intangible asset as of June 29, 2025 (in thousands):

	June 29, 2025
	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized patent litigation costs	8.50	$418	$(59)	$359
Total intangible assets related to patents		$418	$(59)	$359

The following table provides the details of future annual amortization of intangible assets related to our patents, based upon the current useful lives at  June 29, 2025 (in thousands):

Amount
Annual Fiscal Years
2025 (remaining period)	$20
2026	39
2027	39
2028	39
2029	39
Thereafter	183
Total	$359

Note 8 — Debt Obligations

Revolving Line of Credit

As of June 29, 2025 and December 29, 2024, the Company had $15.0 million and $18.0 million of revolving debt outstanding, respectively, with an interest rate of 8.00% per annum. Heritage Bank has a first priority security interest in substantially all of the Company's tangible and intangible assets to secure any outstanding amounts under the agreement. The Company was in compliance with all loan covenants under the agreement as of the end of the current reporting period. Related interest expenses and annual facility fees recognized were $71 thousand and $121 thousand for the three and six months ended June 29, 2025, respectively, and were $15 thousand and $56 thousand for the three and six months ended June 30, 2024, respectively.

Financing Arrangements

The Company has acquired certain assets consisting of tooling for performance under revenue contracts with customers, with smaller amounts related to IT infrastructure components, that were financed through financing arrangements. The following table provides details for assets financed through financing arrangements as of June 29, 2025, and December 29, 2024 (in thousands):

	June 29,	December 29,
	2025	2024
Assets purchased through financing arrangements	$4,338	$4,562
Less: Accumulated depreciation	(2,053)	(1,219)
Assets purchased through financing arrangements, net	$2,285	$3,343

Corresponding note payable for financing arrangements	$2,148	$3,130

Minimum remaining term for outstanding financing arrangements	0.15	0.64
Maximum remaining term for outstanding financing arrangements	1.82	2.32
Weighted average remaining term for outstanding financing arrangements	1.33	1.68

Minimum stated interest rate for outstanding financing arrangements	8.00%	8.00%
Maximum stated interest rate for outstanding financing arrangements	9.89%	9.89%
Weighted average stated interest rate for outstanding financing arrangements	8.73%	8.88%

The following table provides detail on payments related to financing arrangements for the three and six months ended June 29, 2025 and June 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Payments related to financing arrangements	$573	$280	$1,089	$519

The following table provides the details of future payments for assets purchased through financing arrangements as of  June 29, 2025 (in thousands):

Financing Arrangements
2025 (remaining period)	$1,111
2026	852
2027	340
Total payments	2,303
Less: Interest	(155)
Present value of financing arrangements	$2,148

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

The following table provides the expenses from continuing operations related to operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease costs from continuing operations:
Fixed	$87	$97	$174	$184
Short term	4	5	9	9
Total	$91	$102	$183	$193

The following table provides the details of supplemental cash flow information (in thousands):

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from continuing operations used for operating leases	$152	$197

Non-cash ROU assets related to operating leases included in the operating cash flows for continuing operations for the six months ended June 29, 2025 and June 30, 2024 were $144 thousand and $131 thousand, respectively.

The following table provides the details of right-of-use assets and lease liabilities as of June 29, 2025 and December 29, 2024 (in thousands):

	June 29, 2025	December 29, 2024
Right-of-use assets:
Operating leases	$614	$758
Lease liabilities:
Operating leases	$610	$731

The following table provides the details of future lease payments for operating leases as of June 29, 2025 (in thousands):

Operating Leases
2025 (remaining period)	$187
2026	349
2027	128
Total lease payments	664
Less: Interest	(54)
Present value of lease liabilities	$610

The following table provides the details of lease terms and discount rates as of June 29, 2025 and December 29, 2024:

	June 29, 2025	December 29, 2024
Right-of-use assets:
Weighted-average remaining lease term (years)
Operating leases(1)	1.92	2.42
Weighted-average discount rates:
Operating leases	6.00%	9.00%

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

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). The Company intends to use the net proceeds from the ATM Offering for general corporate purposes, which may include, but is not limited to, working capital, licensing or acquiring intellectual property or technologies to incorporate in the Company's products, capital expenditures, to fund possible investments in and acquisitions of complementary businesses, partnerships, or minority investments, or to repay debt. As of June 29, 2025, the Company sold 678,275 shares under the ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the offering were $157 thousand.

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

Note 11 — Stock-Based Compensation

Stock-based compensation expense from continuing operations included in the Company's unaudited condensed consolidated financial statements for the three and six months ended June 29, 2025 and June 30, 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	$189	$140	$347	$438
Research and development	205	102	347	301
Selling, general and administrative	449	517	1,085	1,486
Total	$843	$759	$1,779	$2,225

The Company capitalized certain stock-based compensation amounts to capitalized internal-use software and tooling, net related to continuing operations of $9 thousand and $28 thousand for the three and six months ended June 29, 2025, respectively, and $21 thousand and $30 thousand for the three and six months ended June 30, 2024, respectively. The capitalized stock-based compensation amounts relate to compensation for employees involved in the development of capitalized internal-use software and tooling.

Stock-Based Compensation Award Activity

The following table summarizes the activity in the shares available for grant under the 2019 Plan during the six months ended June 29, 2025 (in thousands):

Shares Available for Grants
Balance at December 29, 2024	65
Authorized	1,100
PSUs/RSUs granted	(57)
PSUs/RSUs forfeited or expired	33
Balance at June 29, 2025	1,141

Stock Options

The following table summarizes stock options outstanding and stock option activity under the 2009 Plan and the 2019 Plan, and the related weighted average exercise price for the six months ended June 29, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Balance outstanding at December 29, 2024	48	$12.05
Forfeited or expired	—	$—
Balance outstanding, exercisable, and vested at June 29, 2025	48	$12.05	1.19	$—

No stock options were granted or exercised during the six months ended June 29, 2025 and June 30, 2024. No stock options expired during the six months ended June 29, 2025. Stock options equivalent to 6 thousand shares expired during the six months ended June 30, 2024.

Total stock-based compensation related to stock options was $0 during the six months ended June 29, 2025 and June 30, 2024.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) and performance restricted stock units ("PRSUs") to employees and directors with various vesting terms. RSUs entitle the holder to receive, at no cost, one common share for each RSU as it vests. In general, the Company's policy is to withhold shares in settlement of employee tax withholding obligations upon the vesting of RSUs. The stock-based compensation expense in continuing operations related to RSUs and PRSUs were approximately $0.8 million and $1.7 million for the three and six months ended June 29, 2025, respectively and approximately $0.9 million and $2.3 million for the three and six months ended June 30, 2024, respectively.

As of  June 29, 2025 and June 30, 2024, there was approximately $1.9 million and $2.4 million, respectively, in unrecognized stock-based compensation expense related to RSUs. The remaining unrecognized stock-based compensation expense as of June 29, 2025 is expected to be recorded over a weighted average period of 0.96 years.

A summary of activity for the Company's RSUs and PRSUs for the six months ended June 29, 2025 is as follows:

	RSUs & PRSUs Outstanding
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Nonvested at December 29, 2024	599	$7.97
Granted	57	5.80
Vested and released	(64)	6.74
Forfeited	(33)	8.71
Nonvested at June 29, 2025	559	$7.84

Employee Stock Purchase Plan

Total stock-based compensation in continuing operations related to the Company's Employee Stock Purchase Plan was approximately $20 thousand and $60 thousand for the three and six months ended June 29, 2025, respectively and approximately $12 thousand and $40 thousand for the three and six months ended June 30, 2024, respectively.

Note 12 — Income Taxes

The Company recorded a net income tax expense (benefit) from continuing operations on the unaudited condensed consolidated statement of operations of $1 thousand and ($6 thousand) for the three months ended June 29, 2025 and June 30, 2024, respectively. Additionally, the Company recorded a net income tax expense (benefit) from continuing operations on the consolidated statement of operations of $6 thousand and $1 thousand for the six months ended June 29, 2025 and June 30, 2024, respectively. The difference between the estimated annual effective tax expense (benefit) for fiscal year 2025 of (0.46%) and the U.S. federal statutory tax rate of 21% is primarily due to the Company's valuation allowance movement in each period presented. It is more likely than not that the Company will not realize the federal, state, and certain foreign deferred tax assets as of June 29, 2025. As such, the Company continues to maintain a full valuation allowance against all of its US and certain foreign net deferred tax assets as of June 29, 2025.

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

The following is a breakdown of revenue from continuing operations by product family (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
New products	$2,918	$3,026	$6,665	$7,564
Mature products	769	1,070	1,347	2,201
Total revenue	$3,687	$4,096	$8,012	$9,765

New products revenue from continuing operations consists of revenues from the sale of hardware products manufactured on 180 nanometer or smaller semiconductor processes, eFPGA IP license and eFPGA-related professional services, and QuickAI. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

The following is a breakdown of new product revenue from continuing operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Hardware products	$319	$505	$449	$1,000
eFPGA IP and professional services	2,599	2,521	6,216	6,564
New products revenue	$2,918	$3,026	$6,665	$7,564

eFPGA IP and professional services revenue from continuing operations was $2.6 million and $6.2 million for the three and six months ended June 29, 2025, respectively and $2.5 million and $6.6 million for the three and six months ended June 30, 2024, respectively, which was primarily professional services revenue.

Contract assets were $3.7 million and $2.7 million as of June 29, 2025 and December 29, 2024, respectively. Contract liabilities were $0.4 million as of June 29, 2025 and $0.4 million as of December 29, 2024. In the six months ended June 29, 2025, all $0.4 million of the deferred revenues outstanding as of  December 29, 2024 were recognized by the Company as revenue. Of the $0.4 million in deferred revenues as of June 29, 2025, the Company expects to recognize these revenues using the input time-based and output deliverable-based methods through the end of Q2'26. Of its remaining unsatisfied performance obligations not currently on the Company's balance sheet, the Company expects to recognize $1.1 million by the end of Q1'26, either through the input time-based method or the output method, recognizing revenue as deliverables such as IP and various technologies and training are transferred or provided to the customer. For the majority of the Company's contracts, payment schedules are in place and cash receipts will not always follow the timeline of the Company's revenue recognition policies.

The tables below present disaggregated revenues for continuing operations by geographical location. Revenue attributed to geographic location is based on the destination of the product or service. Substantially all revenues in North America were in the United States. Revenue from continuing operations in the United States was $2.9 million, or 80% of total revenue from continuing operations and $3.4 million, or 83% of total revenue from continuing operations for the three months ended June 29, 2025 and June 30, 2024, respectively, and $6.8 million, or 85% of total revenue from continuing operations and $7.9 million, or 81% of total revenue from continuing operations for the six months ended June 29, 2025 and June 30, 2024, respectively.

The following is a breakdown of revenue from continuing operations by destination (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Asia Pacific	$636	$405	$992	$1,129
North America	2,951	3,585	6,841	8,294
Europe	100	106	179	342
Total revenue	$3,687	$4,096	$8,012	$9,765

The following distributors and customers accounted for 10% or more of the Company's revenue from continuing operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2025	2024	2025	2024
Distributor "A"	14%	11%	13%	11%
Distributor "C"	*	16%	*	11%
Customer "A"	49%	55%	64%	61%
Customer "B"	12%	*	10%	*
Customer "N"	16%	*	*	*

The following distributors and customers accounted for 10% or more of the Company's accounts receivable from continuing operations as of the dates presented:

	June 29,	December 29,
	2025	2024
Distributor "A"	*	10%
Distributor "D"	*	12%
Customer "A"	79%	50%
Customer "K"	*	10%

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

Certain wafer manufacturers require the Company to forecast wafer starts several months in advance. The Company is committed to taking delivery of and paying for a portion of the forecasted wafer volume. As of June 29, 2025, the Company had $172 thousand in outstanding commitments for the purchase of wafer inventory.

Purchase Obligations

Purchase obligations represent contractual agreements to purchase goods or services entered into in the ordinary course of business. Purchase obligations are legally binding and amongst other things, specify a minimum or a range of quantities, pricing, and approximate timing of the transaction. Purchase obligations include amounts that are recorded on the Company's consolidated balance sheets, as well as amounts that are not recorded on the Company's consolidated balance sheets. As of June 29, 2025, total outstanding purchase obligations for other goods and services were $1.5 million due within the next twelve months, not recorded on the Company's unaudited condensed consolidated balance sheet.

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

Overview

QuickLogic Corporation was founded in 1988 and reincorporated in Delaware in 1999. We provide innovative programmable silicon and software platforms to enable our customers to develop custom hardware products in a fast time-to-market and cost-effective way. Specifically, we are a fabless semiconductor company with a variety of products: embedded FPGA ("eFPGA") intellectual property ("IP"), which consists primarily of Hard IP, low power, multi-core semiconductor system-on-chips ("SoCs"), and discrete FPGAs. Our customers can use our eFPGA IP for hardware acceleration and pre-processing in their Application Specific Integrated Circuit ("ASIC") products, our SoCs to run our customers' software and build their hardware around, and our discrete FPGAs to implement their custom functionality. The full range of products, software tools, and eFPGA IP enables the practical and efficient programmability for our customers across Aerospace and Defense, Consumer/Industrial IoT, and Consumer Electronics markets.

In the first quarter of 2025, the Company discontinued operations at its wholly-owned subsidiary, SensiML Corporation ("SensiML"), and is actively exploring options for the possible sale of SensiML or its assets. SensiML's Analytics Toolkit provides an end-to-end Artificial Intelligence / Machine Learning development platform with accurate sensor algorithms using AI technology, spanning data collection, labeling, algorithm and firmware auto generation, and testing. This cutting-edge software enables ultra-low power IoT endpoints that implement AI to transform raw sensor data into meaningful insight at the device itself. Revenue streams from SensiML include Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services. Furthermore, the Company started accounting for the SensiML subsidiary in accordance with ASC 205-20, Discontinued Operations. As such, the following Management's Discussion and Analysis of Financial Condition and Results of Operations has been disaggregated as appropriate between continuing and discontinued operations.

Our new products include the following: eFPGA IP Licensing business and associated professional services, consisting of development and integration of eFPGA technology into custom semiconductor solutions and our silicon products consisting of EOS™, QuickAI™, ArcticLink® III, PolarPro®3, PolarPro II, PolarPro, and Eclipse II products. In addition to delivering our own semiconductor solutions, our new products category includes our AI/ML Software Platform from our wholly-owned subsidiary company, SensiML, which includes Software as a Service (SaaS) subscriptions for development, per unit license fees when deployed in production, and proof-of-concept services, all of which are also included in the new products revenue category. Our mature products include primarily FPGA families named PASIC®3 and QuickRAM®, as well as programming hardware and design software. We currently have a total of five patent applications pending.

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

Our eFPGA IP is currently developed on Intel 18A, as well as the following process technologies on certain other semiconductor foundries (GF, TSMC, and others): 12nm, 16nm, 22nm, 28nm, 40nm, 65nm, 90nm, 130nm, and 250nm. We also have a roadmap to more advanced, sub-10nm nodes. The licensable IP is generated by our automated compiler tool called Australis™, which enables our engineers to create an eFPGA IP for our licensees that they can then integrate into their SoC without significant involvement by QuickLogic. We believe this flow enables a scalable development and support model for QuickLogic. For our eFPGA strategy, we typically work with semiconductor manufacturing partners prior to this IP being licensed to a SoC company.

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

Customers typically order our products through our distributors. Currently, we have ten active distributors in North America and a network of fourteen active distributors and sales representatives throughout Europe and Asia to support our international business. eFPGA IP customers typically enter into licensing agreements directly with QuickLogic.

We also have an Aerospace and Defense, industrial, and IoT product customer base that purchases our mature silicon products. We expect to continue to offer silicon hardware products to these customers, as well as new eFPGA IP for when these customers choose to implement their own silicon platform solution.

During the second quarter of 2025, we generated total revenue from continuing operations of $3.7 million, a decrease of 15% compared to the prior quarter, and a decrease of 10% compared to the same quarter last year. Our new product revenue from continuing operations in the second quarter was $2.9 million, a decrease of 22% from the prior quarter and a decrease of 4% from the second quarter of 2024. Our mature product revenue from continuing operations was $0.8 million in the second quarter of 2025, an increase of 33% compared to the prior quarter, and a decrease of 28% compared to the second quarter of 2024. We expect our mature product revenue to continue to fluctuate over time.

During the second quarter of 2025, we generated total revenue from discontinued operations of $0 thousand, a decrease of 100% compared to the prior quarter, and a decrease of 100% compared to the same quarter last year.

We devote substantially all of our development, sales, and marketing efforts to our new eFPGA IP licensing and professional services. Overall, we reported a net loss from continuing operations of $2.7 million for the second quarter of 2025, as compared to a net loss from continuing operations of $2.1 million in the prior quarter and a net loss from continuing operations of $1.2 million for the second quarter of 2024.

We reported a net loss from discontinued operations of $9 thousand for the second quarter of 2025, as compared to a net loss from discontinued operations of $0.1 million in the prior quarter and a net loss from discontinued operations of $0.3 million for the second quarter of 2024.

As of June 29, 2025, we had one operating lease with a remaining lease term of 1.92 years. The operating lease relates to our company headquarters in San Jose, CA.

Critical Accounting Policies and Estimates

The methodologies, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the Company's financial condition and results of operations and requires us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical accounting policies include revenue recognition, inventory valuation, including the identification of excess quantities, market value, and obsolescence, and valuation of goodwill and long-lived and intangible assets. We believe that we apply judgments and estimates in a consistent manner and that such consistent application results in consolidated financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our financial statements. During the three and six months ended June 29, 2025, there were no changes in our critical accounting policies from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, which was filed with the SEC on March 26, 2025.

Continuing Operations

Results of Operations

The following table sets forth the percentage of revenue from continuing operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	100%	100%	100%	100%
Cost of revenue	74%	45%	65%	38%
Gross profit	26%	55%	35%	62%
Operating expenses:
Research and development	32%	33%	30%	27%
Selling, general and administrative	53%	51%	56%	46%
Impairment charges	8%	—%	4%	—%
Restructuring costs	1%	—%	1%	—%
Income (loss) from continuing operations	(68)%	(29)%	(56)%	(11)%

Interest expense	(3)%	(1)%	(3)%	(1)%
Interest income and other income (expense), net	(1)%	—%	—%	—%
Income (loss) from continuing operations before income taxes	(72)%	(30)%	(59)%	(12)%
(Benefit from) provision for income taxes	—%	—%	—%	—%
Net income (loss) from continuing operations	(72)%	(30)%	(59)%	(12)%

Three Months Ended June 29, 2025 Compared to Three Months Ended June 30, 2024

Revenue

The table below sets forth the changes in revenue from continuing operations in the three months ended June 29, 2025 compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
New products	$2,918	79%	$3,026	74%	$(108)	(4)%
Mature products	769	21%	1,070	26%	(301)	(28)%
Total revenue	$3,687	100%	$4,096	100%	$(409)	(10)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, and QuickAI. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2025 compared to the second quarter of 2024 decreased $0.4 million. The decrease resulted from decreases in revenues from sales of new devices and royalty revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the three months ended June 29, 2025 compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$319	9%	$505	12%	$(186)	(37)%
eFPGA IP and professional services	2,599	70%	2,521	62%	78	3%
Total new product revenue	$2,918	79%	$3,026	74%	$(108)	(4)%

eFPGA IP revenue for the three months ended June 29, 2025 and June 30, 2024 was $2.6 million and $2.5 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the three months ended June 29, 2025 compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$3,687	100%	$4,096	100%	$(409)	(10)%
Cost of revenue	2,733	74%	1,854	45%	879	47%
Gross profit	$954	26%	$2,242	55%	$(1,288)	(57)%

In the second quarter of 2025, gross profit decreased $1.3 million, or 57%, compared to the same quarter in the prior year. The net decrease in gross profit reflects a 10% decrease in revenues, combined with a 47% net increase in cost of revenue. Revenue decreased from the same quarter in the prior year due to lower device sales and royalty revenues. The net increase in cost of revenues was primarily due to increases in depreciation and amortization related to tooling for revenue contracts, as well as increased labor costs.

Our semiconductor products have historically had long product life cycles and obsolescence has not been a significant factor in the valuation of inventories. However, some growth opportunities in non-Aerospace and Defense markets may experience shorter product life cycles, and the risk of obsolescence will increase. In general, our standard manufacturing lead times are longer than the binding forecasts we receive from customers.

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the three months ended June 29, 2025 compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$1,193	32%	$1,347	33%	$(154)	(11)%
SG&A expense	1,962	53%	2,095	51%	(133)	(6)%
Impairment charges	300	8%	—	—%	300	100%
Restructuring costs	21	1%	—	—%	21	100%
Total operating expenses	$3,476	94%	$3,442	84%	$34	1%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses for the second quarter of 2025 as compared to the same quarter in 2024 decreased $0.2 million, primarily the result of increased labor allocations to Cost of Revenue for fulfillment of revenue contracts.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.1 million decrease in SG&A expenses in the second quarter of 2025, as compared to the second quarter of 2024, was attributable primarily to decreased administrative expenses, partially offset by an increase in sales and marketing expenses.

Impairment Charges

The $0.3 million in impairment charges for the three months ended June 29, 2025 was attributable to the impairment of the Company's non-marketable equity investment.

Restructuring Costs

The $21 thousand in restructuring costs for the three months ended June 29, 2025 was attributable to outside professional services.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the three months ended June 29, 2025 compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended		Change
	June 29,	June 30,
	2025	2024	Amount	Percentage
Interest expense	$(108)	$(39)	$69	177%
Interest income and other income (expense), net	(30)	4	(34)	(850)%
Total interest (expense), interest income and other income (expense), net	$(138)	$(35)	$103	294%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the second quarter of this year as compared to the same period in the prior year increased approximately $69 thousand. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, decreased approximately $34 thousand.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes from continuing operations in the three months ended June 29, 2025, compared to the three months ended June 30, 2024 (in thousands, except percentage data):

	Three Months Ended		Change
	June 29,	June 30,
	2025	2024	Amount	Percentage
(Benefit from) provision for income taxes	$1	$(6)	$(7)	(117)%

The Company recorded a net income tax expense of approximately $1 thousand for the three months ended June 29, 2025 and a net income tax benefit of $6 thousand for the three months ended June 30, 2024. The effective tax rate for the second quarter ended June 29, 2025 was (0.13)% as compared to 0.37% for the same period in the prior year.

Six Months Ended June 29, 2025 Compared to Six Months Ended June 30, 2024

Revenue

The table below sets forth the changes in revenue from continuing operations in the six months ended June 29, 2025 compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage

New products	$6,665	83%	$7,564	77%	$(899)	(12)%
Mature products	1,347	17%	2,201	23%	(854)	(39)%
Total revenue	$8,012	100%	$9,765	100%	$(1,753)	(18)%

Note: For all periods presented, new products include hardware products and related revenues manufactured on 180 nanometer or smaller semiconductor processes, intellectual property license, professional services, and QuickAI. Mature products include all products produced on semiconductor processes larger than 180 nanometer.

Product revenue for the second quarter of 2025 compared to the second quarter of 2024 decreased $1.8 million. The decrease resulted from decreases in professional services eFPGA revenues, revenues from sales of new and mature devices, and royalty revenues.

New Product Revenue

The table below sets forth the changes in new product revenue from continuing operations in the six months ended June 29, 2025 compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Hardware products	$449	6%	$1,000	10%	$(551)	(55)%
eFPGA IP and professional services	6,216	77%	6,564	67%	(348)	(5)%
Total new product revenue	$6,665	83%	$7,564	77%	$(899)	(12)%

eFPGA IP revenue for the six months ended June 29, 2025 and June 30, 2024 was $6.2 million and $6.6 million, respectively, which was primarily professional services revenue.

Gross Profit

The table below sets forth the changes in gross profit from continuing operations for the six months ended June 29, 2025 compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
Revenue	$8,012	100%	$9,765	100%	$(1,753)	(18)%
Cost of revenue	5,181	65%	3,719	38%	1,462	39%
Gross profit	$2,831	35%	$6,046	62%	$(3,215)	(53)%

In the six months ended June 29, 2025, gross profit decreased $3.2 million, or 53%, compared to the same period in the prior year. The net decrease in gross profit reflects an 18% decrease in revenues, combined with a 39% net increase in cost of revenue. Revenue decreased from the same period in the prior year due to the timing of Department of Defense contracts and lower device sales and royalty revenues. The net increase in cost of revenues was primarily due to increases in depreciation and amortization related to tooling for revenue contracts, as well as increased labor and stock-based compensation costs. Additionally, there were slight offsets from decreased consulting expenses.

Operating Expenses

The table below sets forth the changes in operating expenses from continuing operations for the six months ended June 29, 2025 compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended
	June 29, 2025		June 30, 2024		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Amount	Percentage
R&D expense	$2,461	30%	$2,668	27%	$(207)	(8)%
SG&A expense	4,498	56%	4,446	46%	52	1%
Impairment charges	300	4%	—	—%	300	100%
Restructuring costs	75	1%	—	—%	75	100%
Total operating expenses	$7,334	91%	$7,114	73%	$220	3%

Research and Development

Our R&D expenses consist primarily of personnel, overhead and other costs associated with System on Chip (SoC) and software development, programmable logic design, AI and eFPGA development. R&D expenses for the six months ended June 29, 2025 as compared to the same period in 2024 decreased $0.2 million, primarily the result of increased labor allocations to Cost of Revenue for fulfillment of revenue contracts, partially offset by increases in amortization expense associated with tooling.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, administration, human resources, and general management. The $0.1 million increase in SG&A expenses in the six months ended June 29, 2025, as compared to the same period in 2024, was attributable primarily to slight increases in compensation and incentives.

Impairment Charges

The $0.3 million in impairment charges for the six months ended June 29, 2025 was attributable to the impairment of the Company's non-marketable equity investment.

Restructuring Costs

The $75 thousand in restructuring costs for the six months ended June 29, 2025 was primarily attributable to severance payments for employees within QuickLogic related to the SensiML discontinued operations.

Interest Expense, Interest Income and Other Income (Expense), Net

The table below sets forth the changes in interest expense and interest income and other income (expense), net from continuing operations for the six months ended June 29, 2025 compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended		Change
	June 29,	June 30,
	2025	2024	Amount	Percentage
Interest expense	$(205)	$(108)	$97	90%
Interest income and other expense, net	(37)	21	58	(276)%
Total interest (expense), interest income and other income (expense), net	$(242)	$(87)	$155	178%

Interest expense relates primarily to our revolving line of credit facility and notes payable. Interest income and other income (expense), net, relates to net foreign exchange losses recorded, partially offset by interest earned in our money market accounts. Changes in interest expense are related to varying levels of utilization of our revolving loan. Interest expense for the six months ended June 29, 2025 as compared to the same period in the prior year increased approximately $97 thousand. Interest income and other income (expense), which is mostly comprised of bank fees, net foreign exchange losses, and refunds, increased approximately $58 thousand.

Provision for Income Taxes

The table below sets forth the changes in the provisions for income taxes from continuing operations in the six months ended June 29, 2025, compared to the six months ended June 30, 2024 (in thousands, except percentage data):

	Six Months Ended		Change
	June 29,	June 30,
	2025	2024	Amount	Percentage
(Benefit from) provision for income taxes	$6	$1	$5	500%

The Company recorded a net income tax expense of $6 thousand for the six months ended June 29, 2025 and a net income tax expense of $1 thousand for the six months ended June 30, 2024. The effective tax rate for the six months ended June 29, 2025 was (0.13)% as compared to (0.10)% for the same period in the prior year.

Discontinued Operations

Results of Operations

The following table sets forth the percentage of revenue from discontinued operations for certain items in our unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	—%	100%	100%	100%
Cost of revenue	—%	542%	27%	89%
Gross profit	—%	(442)%	73%	11%
Operating expenses:
Research and development	—%	581%	164%	86%
Selling, general and administrative	—%	—%	118%	—%
Restructuring costs	—%	—%	791%	—%
Interest income and other income (expense), net	—%	(12)%	—%	(3)%
Income (loss) from discontinued operations before income taxes	—%	(1035)%	(1000)%	(78)%

Balance Sheet Activities

Balance sheet amounts from continuing operations at June 29, 2025 compared to December 29, 2024 resulted from typical and usual activities in the normal course of business.

Total assets decreased by approximately $1.7 million, primarily due to a $2.7 million reduction in cash and cash equivalents due to greater payments than borrowings on the Company's revolving line of credit and a $1.5 million reduction in accounts receivable due to the collection of outstanding receivables, a $0.4 million reduction in prepaid expenses and other current assets, and a $0.3 million reduction in the non-marketable equity investment due to its full impairment, partially offset by an increase of $1.0 million in contract assets due to the recognition of revenue subject to billing timing constraints and a $2.3 million net increase in equipment and internal-use software assets.

Liabilities decreased by approximately $4.5 million due to greater payments than borrowings in the amount of $3.0 million on the Company's revolving line of credit, payments on notes payable of $1.0 million, payments on operating leases of $0.1 million, and reductions in accrued liabilities and deferred revenues of $0.6 million, partially offset by an increase of $0.3 million in trade payables.

Equity increased $2.8 million due to a $7.6 million increase in additional paid in capital arising from the sale of shares of common stock and recognition of stock-based compensation, partially offset by a $4.9 million net loss for the six months ended June 29, 2025.

Liquidity and Capital Resources

We have financed our operations and capital investments through public and private offerings of our common stock, financing arrangements, operating leases, borrowings under a revolving line of credit, and cash flows from operations. In addition to our cash and cash equivalents from continuing operations of $19.2 million, as of June 29, 2025, other sources of liquidity included a $15.0 million drawn down from our revolving line of credit ("Revolving Facility") with Heritage Bank of Commerce (“Heritage Bank”), and $5.6 million in net proceeds from the sale of our common stock on March 6, 2025 and as a part of our ATM Offering. Costs related to the offerings were $177 thousand.

We note that the absence of the negative cash flows associated with our discontinued operations will likely have a positive effect on the Company's liquidity moving forward.

On April 28, 2023, we converted accounts receivable for a customer in the amount of approximately $1.16 million to notes receivable (the "Original Note"). At the time, the Original Note bore an interest rate of 3.0% compounded monthly. On June 28, 2023, we cancelled the Original Note and entered into a revised promissory note ("Second Revised Note") with the customer, where the interest rate changed to 4.69% compounded monthly, or a 4.8% effective annual interest rate, accruing from the date of the Original Note. On June 27, 2024, we cancelled the Second Revised Note and entered into a revised promissory note ("Current Note") with the customer, where the interest rate changed to 10.0% per annum. Accrued but unpaid interest will be compounded monthly, accruing from the date of the Current Note. Additionally, if not prepaid prior to the Current Note maturity date of the earlier of (i) 24 months from June 28, 2024 or (ii) the closing of the customer's Series B financing, the principal and all accrued and unpaid interest will be due and payable to us. If an event of default occurs, the interest rate will increase to 15.31%. All other terms of the Note remained the same. As of June 29, 2025, the related note receivable balance was $1.36 million, including $192 thousand in accrued interest.

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

On February 25, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Needham & Company, LLC (the "Agent"), pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent, shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the "ATM Offering"). As of June 29, 2025, the Company sold 678 thousand shares under the ATM offering, resulting in net cash proceeds of approximately $4.1 million. Issuance costs related to the ATM Offering were $157 thousand.

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

We were in compliance with all the Heritage Bank Revolving Facility loan covenants as of June 29, 2025. As of June 29, 2025, we had $15.0 million outstanding on the Revolving Facility with an interest rate of 8.00%. In the first quarter of 2025, we entered into the Eighth Amendment (the "Eighth Amendment") to our Amended and Restated Loan and Security Agreement (as amended, the "Loan Agreement") dated December 21, 2018, with Heritage Bank of Commerce. The Eight Amendment, which became effective on March 17, 2025, amended the Loan Agreement to, among other things, extend the loan maturity date for one year through December 31, 2026.

We currently use our cash to fund our working capital, to accelerate the development of next-generation products, and for general corporate purposes. Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with $5.8 million gross cash proceeds from the March 6, 2025 financing and February 25, 2025 ATM Offering and sales thereby, our revenues from operations, and the available financial resources from the Revolving Facility with Heritage Bank will be sufficient to fund our operations and capital expenditures and provide adequate working capital for the next twelve months.

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

As of June 29, 2025, most of our cash and cash equivalents were invested in a money market account at Heritage Bank. As of June 29, 2025, our interest-bearing debt consisted of $2.1 million outstanding under notes payable and $15.0 million outstanding under our Revolving Facility. See Note 8, Debt Obligations, to the unaudited condensed consolidated financial statements for more details.

Cash balances held at our foreign subsidiaries were approximately $0.1 million as of June 29, 2025 and December 29, 2024. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continually evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax-efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

In summary, our cash flows were as follows (in thousands):

	Six Months Ended
	June 29,	June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(1,498)	$(73)
Net cash provided by (used in) investing activities	(3,001)	(4,473)
Net cash provided by (used in) financing activities	1,817	3,206

Net cash provided by (used in) operating activities

For the six months ended June 29, 2025, net cash used in operating activities was $1.5 million, which was primarily due to the net loss of $4.9 million, adjusted for net non-cash charges of $4.9 million, which included $2.6 million in depreciation and amortization expenses, $1.7 million of stock-based compensation, $0.3 million in impairment charges related to the Company's investment in a non-affiliate, $0.1 million in inventory write-downs, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $1.6 million and was primarily due to decreases in accounts payable, accrued liabilities, deferred revenues, and lease liabilities and increases in contract assets, inventories, and other assets, partially offset by a decrease in accounts receivable.

For the six months ended June 30, 2024, net cash used in operating activities was $0.1 million, which was primarily due to the net loss of $1.4 million, adjusted for net non-cash charges of $4.3 million, which included $2.5 million of stock-based compensation, $1.7 million in depreciation and amortization expenses, and $0.1 million in ROU asset amortization expenses. Cash outflow from changes in operating assets and liabilities was approximately $3.0 million and was primarily due to decreases in accounts payable, accrued liabilities, deferred revenues, and lease liabilities, partially offset by a decrease in contract assets, accounts receivable, inventories, and other assets.

Net cash provided by (used in) investing activities

For the six months ended June 29, 2025 and June 30, 2024 cash used in investing activities was $3.0 million and $4.5 million, respectively, which were primarily attributable to the capital expenditures relating to licensed software, capitalized internal-use software, and purchase of specialized semiconductor tooling, which was capitalized.

Net cash provided by (used in) financing activities

Cash flows from financing activities include the draw-downs and repayments of our line of credit. For the quarter ended June 29, 2025, repayments were greater than drawn-downs by $3.0 million. For the quarter ended June 30, 2024, these draw-downs and repayments netted to zero.

For the six months ended June 29, 2025, cash provided by financing activities was $1.8 million, which was primarily derived from the net proceeds of $5.9 million from the common stock issuance, partially offset by $1.1 million in payments related to financing arrangements.

For the six months ended June 30, 2024, cash provided by financing activities was $3.2 million and was primarily derived from the net proceeds of $3.7 million from the common stock issuances, partially offset by $0.5 million in payments related to financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of June 29, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

Insider Trading Arrangements

For the three months ended June 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

a.     Exhibits    The following Exhibits are filed or incorporated by reference into this report:

Exhibit Number	Description
31.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Brian C. Faith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Elias Nadar, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICKLOGIC CORPORATION

/s/ Elias Nader
Date:	August 13, 2025	Elias Nader
Chief Financial Officer, and Senior Vice-President, Finance